Form 10-Q
period 2005-03-31
FreightCar America, Inc.
filed 2005-05-20
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1250 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐        NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 29, 2005, there were 12,532,700 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	March 31, 2005
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$11,213	$16,325
Restricted cash	1,200	1,200
Accounts receivable, net	4,136	3,722
Inventories	73,218	84,774
Prepaid expenses and other current assets	983	1,033
Deferred income taxes	10,519	9,674

Total current assets	101,269	116,728

Property, plant and equipment, net	24,199	24,615
Restricted cash	11,755	11,795
Deferred financing costs, net	915	820
Deferred offering costs	2,013	3,275
Intangible assets, net	13,637	13,490
Goodwill	21,521	21,521
Deferred income taxes	15,834	15,400

Total assets	$191,143	$207,644

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$69,631	$78,484
Current portion of long-term debt	2,000	2,006
Accrued payroll and employee benefits	9,904	12,308
Accrued warranty	5,964	6,269
Other current liabilities	5,274	4,260
Industrial revenue bonds	5,200	5,200

Total current liabilities	97,973	108,527

Long-term debt, less current portion	48,858	50,298
Deferred revenue	4,883	4,790
Accrued pension costs, less current portion	16,767	17,095
Accrued postretirement benefits	18,988	19,786
Rights to additional acquisition consideration, including accumulated accretion of $20,408 and $21,967, respectively	28,581	30,140

Total liabilities	216,050	230,636

Commitments and contingencies

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	March 31, 2005
	(In thousands, except share and per share data)
Redeemable preferred stock, $500 par value
Series A voting, 100,000 shares authorized, 8,660 and 9,674 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively (liquidation preference of $8,486 and $9,145, respectively)	8,486	9,145
Series B non-voting, 100,000 shares authorized, 3,840 shares issued and outstanding (liquidation preference of $3,696 and $3,824, respectively)	3,696	3,824

Total redeemable preferred stock	12,182	12,969

Stockholders’ deficit
Common stock, $.01 par value
Class A voting, 100,000 shares authorized, 6,138,000 and 6,695,700 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively (Note 14)	—	6
Class B non-voting, 100,000 shares authorized, 737,000 shares issued and outstanding (Note 14)	—	—
Additional paid in capital	8,900	8,387
Accumulated other comprehensive loss	(5,055)	(5,055)
Accumulated deficit	(40,934)	(39,299)

Total stockholders’ deficit	(37,089)	(35,961)

Total liabilities and stockholders’ deficit	$191,143	$207,644

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2005
	(In thousands, except share and per share data)
Sales	$88,946	$165,805
Cost of sales	88,312	152,437

Gross profit	634	13,368

Selling, general and administrative expense	3,191	6,076
Provision for settlement of labor disputes (selling, general and administrative expense)	—	370

Operating (loss) income	(2,557)	6,922

Interest income	(28)	(103)
Related-party interest expense	1,671	1,907
Third-party interest expense	135	274
Interest expense on rights to additional acquisition consideration	1,247	1,559
Amortization of deferred financing costs	135	95

(Loss) income before income taxes	(5,717)	3,190
Income tax (benefit) provision	(1,742)	1,276

Net (loss) income	(3,975)	1,914
Redeemable preferred stock dividends accumulated, but undeclared	266	280

Net (loss) income attributable to common stockholders	$(4,241)	$1,634

Net (loss) income per common share attributable to common stockholders – basic and diluted	$(0.62)	$0.22

Weighted average common shares outstanding – basic and diluted	6,875,000	7,432,700

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,975)	$1,914
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation	1,738	1,665
Amortization of intangible assets	147	147
Amortization of deferred financing costs	135	95
Accretion of Senior Notes	178	237
Accretion of deferred revenue	95	95
PIK Notes issued for interest	1,493	1,670
Interest expense on rights to additional acquisition consideration	1,247	1,559
Deferred income taxes	(1,743)	1,279
Changes in operating assets and liabilities:
Restricted cash	(14)	(40)
Accounts receivable	(375)	414
Inventories	(5,042)	(11,556)
Prepaid expenses and other current assets	536	(50)
Accounts payable	6,506	8,853
Accrued payroll and employee benefits	402	2,404
Accrued warranty	(49)	305
Other current liabilities	(4,176)	(1,014)
Deferred revenue	(67)	(187)
Accrued pension costs and accrued postretirement benefits	229	1,126

Net cash flows (used in) provided by operating activities	(2,735)	8,916

Cash flows from investing activities
Purchases of property, plant and equipment	(268)	(2,042)

Net cash flows used in investing activities	(268)	(2,042)

Cash flows from financing activities
Payments on long-term debt	(1,250)	(500)
Deferred offering costs	—	(1,262)

Net cash flows used in financing activities	(1,250)	(1,762)

Net (decrease) increase in cash and cash equivalents	(4,253)	5,112
Cash and cash equivalents at beginning of period	20,008	11,213

Cash and cash equivalents at end of period	$15,755	$16,325

Supplemental cash flow information
Cash paid during the period for:
Interest	$286	$202

Capital lease obligations incurred for equipment	$—	$39

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 1 - Description of the Business

FreightCar America, Inc. (“America”), through its direct and indirect wholly owned subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has manufacturing facilities in Danville, Illinois, Roanoke, Virginia and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.

Note 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123384) filed with the SEC on April 5, 2005 (“Amendment No. 5”). The balance sheet information as of December 31, 2004 was derived from the Company’s audited balance sheet included in Amendment No. 5.

Note 3 – Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Since the Company produces railcars based upon specific customer orders, management does not expect the provisions of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management has not yet evaluated the impact of the adoption of SFAS No. 153 on the Company’s financial statements. The Company plans to adopt SFAS No. 153 effective January 1, 2006 as required.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. Management expects that the revised provisions of SFAS No. 123 will be effective for the Company beginning January 1, 2006. Management has not yet evaluated the impact of the revisions to SFAS No. 123 on the Company’s financial statements.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 4 - Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Used railcars are stated at the estimated fair market value at date of receipt less a normal profit margin. The components of inventories are as follows:

	December 31, 2004	March 31, 2005
	(In thousands)
Raw materials and purchased components	$146	$280
Work in process	55,304	49,038
Finished new railcars	14,386	32,098
Used railcars held for sale, net of reserves	3,382	3,358

Total inventories	$73,218	$84,774

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2004	March 31, 2005
Land	$909	$909

Buildings and improvements	24,189	24,298
Machinery and equipment	33,571	33,673

Cost of buildings, improvements, machinery and equipment	57,760	57,971
Less: Accumulated depreciation and amortization	(35,009)	(36,674)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	22,751	21,297

Construction in process	539	2,409

Total property, plant and equipment, net	$24,199	$24,615

Note 6 - Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on January 1, 2002. This standard requires that goodwill and intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its related carrying value.

The Company performs the goodwill impairment test required by SFAS No. 142 as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no transition adjustment required as a result of the implementation of SFAS No. 142 and based on the annual impairment tests for 2004 and 2005, no impairment adjustment was required.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 7 - Product Warranties

The Company establishes a warranty reserve for new railcar sales at the time of sale, estimates the amount of the warranty accrual for new railcars sold based on the history of warranty claims for the type of railcar and adjusts the reserve for significant known claims in excess of established reserves.

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the three months ended March 31, 2004 and 2005 are as follows:

	Three Months Ended March 31,
	2004	2005
Balance at the beginning of the period	$5,324	$5,964
Warranties issued during the period	569	870
Reductions for payments, cost of repairs and other	(619)	(565)

Balance at the end of the period	$5,274	$6,269

Note 8 - Borrowing Arrangements

Total debt consists of the following:

	December 31, 2004	March 31, 2005
Senior Notes (net of unamortized discount of $1,071 and $833)	$23,929	$24,166
PIK Notes	21,179	22,849
Term Loan	5,750	5,250
Short-term Industrial Revenue Bonds	5,200	5,200
Capital lease	—	39

Total debt	56,058	57,504
Current portion and short-term debt	(7,200)	(7,206)

Long-term debt, less current portion and short-term debt	$48,858	$50,298

Following the completion of the Company’s initial public offering on April 11, 2005, all outstanding amounts due under the Company’s 15% Senior Notes due June 30, 2008 (the “Senior Notes”), the additional Senior Notes issued in payment of interest on the Senior Notes (the “PIK Notes”) and the Company’s term loan having an original principal amount of $9,000 (the “Term Loan”) were repaid. All amounts due under the Company’s variable demand industrial revenue bonds due 2010 (the “Industrial Revenue Bonds”) are expected to be repaid on May 26, 2005. Early termination fees of $110 and a write-off of deferred financing costs of $439, each related to the Term Loan repayment, were recorded in operations in April 2005. In addition, a charge of $766 related to unamortized discount on the Senior Notes was recorded in operations in April 2005.

New Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “new revolving credit agreement”) with LaSalle Bank National Association providing for the terms of the Company’s new revolving credit facility (“the new revolving credit facility”). The proceeds of the new revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The new revolving credit facility has a total commitment of the lesser of (i) $50 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30 million. The new revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the new revolving credit agreement). Borrowings under the new revolving credit facility are collateralized by substantially all of the assets of the Company. The new revolving credit facility has both affirmative and negative covenants similar in nature to those in the former credit agreement with LaSalle Bank, dated as of October 17, 2003, for the Company’s former revolving credit facility, including, without limitation, a Maximum Senior Debt Leverage Ratio, Interest Coverage Ratio, Minimum Adjusted Tangible Net Worth and limitations on capital expenditures and dividends. As of April 30, 2005, the Company had the ability to borrow $28.0 million under this facility.

Note 9 – Contingencies

On November 15, 2004, our subsidiary, Johnstown America Corporation, or JAC, entered into a settlement agreement with The United Steelworkers of America, or the USWA, which represents our unionized employees in our Johnstown, Pennsylvania manufacturing facility. The settlement agreement sets forth the terms of a new 42-month collective bargaining agreement with our unionized employees at our Johnstown facility. The settlement agreement also provides for the resolution of charges made by the USWA against us with the National Labor Relations Board, or NLRB, certain related class action lawsuits, which we refer to as the Deemer and Britt lawsuits, and certain workplace grievance matters. Under the terms of the settlement agreement, the plaintiffs in the Deemer and Britt lawsuits were to withdraw their lawsuits with prejudice and the USWA agreed to request that the NLRB approve the withdrawal of all NLRB charges against us. In addition, the settlement agreement limits our future liabilities for health care coverage and pensions for retired unionized employees at our Johnstown facility. The settlement was conditioned on, among other things: (1) ratification of the settlement by the union members; (2) approval of the settlement by class members in the Deemer lawsuit and the Britt lawsuit; (3) approval by the NLRB of the settlement and the withdrawal of NLRB charges filed against us; and (4) approval by the United States District Court for the Western District of Pennsylvania of the settlement (except with respect to JAC’s agreement to pay future health care and pension benefits following the effective date, which obligation is not contingent on court approval) and the withdrawal of the Britt lawsuit and the Deemer lawsuit. The settlement was ratified by the union members on November 15, 2004. In February 2005, the NLRB approved the settlement and withdrew the charges against us. On May 4, 2005, the United States District Court for the Western District of Pennsylvania approved the settlement. Accordingly, all of the conditions to the effectiveness of the settlement were met as of May 4, 2005.

The Company is involved in various warranty and repair claims and related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s financial position, results of operations or cash flows.

Note 10 - Employee Benefit Plans

The Company has qualified, defined benefit pension plans covering substantially all of the employees of JAC, Operations, and JAIX. The Company uses a measurement date of December 31 for all of its employee benefit plans. Contributions to the plans are made based upon the minimum amounts required under the Employee Retirement Income Security Act. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2005 are as follows:

	Three Months Ended March 31,
Pension Benefits	2004	2005
	(In thousands)
Service cost	$364	$511
Interest cost	422	600
Expected return on plan assets	(300)	(386)
Amortization of prior service cost	18	158
Amortization of unrecognized net loss	150	143

	$654	$1,026

	Three Months Ended March 31,
Postretirement Benefit Plan	2004	2005
	(In thousands)
Service cost	$174	$201
Interest cost	383	742
Amortization of prior service cost	(14)	450
Amortization of unrecognized net loss	120	111

	$663	$1,504

The Company contributed $785 and $699, respectively, to the Company’s defined benefit pension plan for the three months ended March 31, 2004 and 2005. Total contributions to the Company’s defined benefit pension plan in 2005 are expected to be approximately $4,049. The Company paid approximately $136 and $708, respectively, to the Company’s postretirement benefit plan for the three months ended March 31, 2004 and 2005. Total payments to the Company’s postretirement benefit plan in 2005 are expected to be approximately $2,832.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $180 and $253 for the three months ended March 31, 2004 and 2005, respectively.

Note 11 - Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and the minimum pension liability adjustment, which is shown net of tax. Comprehensive (loss) income was $(3,975) and $1,914 for the three months ended March 31, 2004 and 2005, respectively.

Note 12 – Earnings Per Share

Basic earnings (loss) per share are calculated as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period. Diluted earnings (loss) per share are calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The board of directors of the Company’s predecessor company approved the grant of options to purchase 1,014 Units, each unit consisting of 550 shares of Class A voting common stock and one share of Series A voting preferred stock. The grant of these options, which have an exercise price of $0.01 per Unit, became effective on December 23, 2004 and all of these were exercised during the first quarter of 2005. The weighted average common shares outstanding are computed as follows:

	March 31, 2004	March 31, 2005
Common shares outstanding	6,875,000	7,432,700
Effect of contingently issuable shares	—	—

Weighted average common shares outstanding (basic and diluted)	6,875,000	7,432,700

Note 13 - Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include railcars, used railcars, leasing and other. Railcar sales amounted to $85,529 and $162,525 during the three months ended March 31, 2004 and 2005, respectively. Sales of used railcars were $0 during the three months ended March 31, 2004 and 2005. Leasing revenues amounted to $633 and $21 during the three months ended March 31, 2004 and 2005, respectively. Other sales amounted to $2,784 and $3,259 during the three months ended March 31, 2004 and 2005, respectively. Foreign sales, which are included in railcar sales, totaled $0 and $20,291 for the three months ended March 31, 2004 and 2005, respectively.

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to three customers accounted for 21%, 19% and 15%, respectively, of revenues for the three months ended March 31, 2004. Sales to two customers accounted for 34% and 17%, respectively, of revenues for the three months ended March 31, 2005.

Note 14 - Subsequent Events

On April 1, 2005, our former parent company, also named FreightCar America, Inc., merged with and into the Company, then a newly formed, wholly owned subsidiary of the former parent company and then named FCA Acquisition Corp. The Company is authorized to issue 50 million shares of common stock with a par value of $0.01 per share, and 2.5 million shares of preferred stock with a par value of $0.01 per share. As a result of the merger, all of the holders of the issued and outstanding shares of Class A voting common stock and Class B non-voting common stock of the parent company received, in exchange for their shares, such number of shares of the common stock of the Company equal to the aggregate number of their shares multiplied by 550. The holders of the issued and outstanding shares of Series A voting preferred stock and Series B non-voting preferred stock of the parent company received, in exchange for their shares and on a one-for-one basis, shares of the Company’s Series A voting preferred stock and Series B non-voting preferred stock with identical terms (except that the par value of the Series A voting preferred stock and the Series B non-voting preferred stock was changed from $500 per share to $0.01 per share and the liquidation preference of the Series A voting preferred stock and the Series B non-voting preferred stock was changed to include the value of the accrued liquidation preference of the pre-merger shares of preferred stock). Immediately following the merger, the Company, which is the surviving corporation in the merger, changed its name to “FreightCar America, Inc.” All per common share amounts and common shares outstanding have been restated for all periods presented to reflect the merger described above. Authorized shares have not been restated.

On April 5, 2005, the Company’s registration statement on Form S-1 (Registration No. 333-123384) was declared effective and on that same date, the Company filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act of 1933, as amended (Registration No. 333-123875) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (5,100,000 shares offered by the Company and 4,675,000 shares offered by selling stockholders, including 1,275,000 shares offered by selling stockholders pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share. On April 11, 2005, the Company and the selling stockholders completed the sale of 9,775,000 shares of common stock to the public at a price of $19.00 per share and the offering terminated. The Company did not receive any proceeds from the sale of shares

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

by the selling stockholders. The stock offering resulted in gross proceeds to the Company of $96,900. Estimated expenses related to the offering are as follows: $6,783 for underwriting discounts and commissions and $3,917 for other expenses, for total estimated expenses of $10,700. None of the expenses resulted in direct or indirect payments to any of the Company’s directors, officers or their associates, to persons owning 10% or more of the Company’s common stock or to any of the Company’s affiliates. Net proceeds to the Company of the offering were approximately $86,200.

As of April 30, 2005, the proceeds of the offering and available cash were used as follows: $48,361 was used for the repurchase of the Senior Notes, $34,963 was used for payment under the rights to additional acquisition consideration, $13,000 was used for the redemption of the redeemable preferred stock, $5,371 was used for the repayment of the Term Loan and $900 was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $110 and a write-off of deferred financing costs of $439 were recorded in April 2005 related to the Term Loan repayment. In addition in April 2005, we recorded charges of $766 related to unamortized discount on the Senior Notes and $4,617 related to the rights to additional acquisition consideration. The effects of the offering and payments noted above resulted in an aggregate pre-tax charge to operations of $6,832 in the second quarter of 2005. Additionally, the estimated deferred offering costs of $3,917 will be recorded as a reduction in additional paid-in capital. All amounts due under the Industrial Revenue Bonds are expected to be repaid on May 26, 2005.

Certain uses of the net proceeds of the offering resulted in direct payments to certain of the Company’s directors, officers and persons who owned 10% or more of the Company’s common stock immediately prior to the completion of the Company’s initial public offering as follows: a portion of the proceeds used to repurchase the Senior Notes was paid to a former holder of 19.1% of the Company’s common stock; a portion of the proceeds used to pay amounts due under the rights to additional acquisition consideration was paid to one of the Company’s directors (who formerly owned 16.6% of the Company’s common stock) and a former holder of 14.3% of the Company’s common stock; a portion of the proceeds used for the redemption of the redeemable preferred stock was paid to two of our directors (one of whom formerly owned 16.6% of the Company’s common stock), all of the Company’s officers and former holders of 20.9%, 19.1% and 14.3% of the Company’s common stock, respectively; and all of the proceeds used for payments related to the termination of management services agreements and other agreements were paid to one of the Company’s directors (who formerly owned 16.6% of the Company’s common stock) and former holders of 20.9% and 19.1% of the Company’s common stock, respectively.

See Note 8 – “Borrowing Arrangements” for a description of the new revolving credit agreement that the Company entered into on April 11, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered, and we believe that we are the leading North American manufacturer of coal-carrying railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars that we produce, as well as those manufactured by others. We have chosen not to offer significant railcar leasing services, as we have made a strategic decision not to compete with our customers that provide railcar leasing services, which represent a significant portion of our revenue. Our primary customers are financial institutions, railroads and shippers.

Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. Our new Roanoke facility has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars.

The prices for steel and aluminum, the primary raw material components of our railcars, increased in the three months ended March 31, 2005, as compared to the year ended December 31, 2004, as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and international demand. A majority of our existing contracts allow for variable pricing to protect us against future changes in the cost of raw materials. During the three months ended March 31, 2005, we were able to pass on increases in raw materials costs to our customers with respect to 90% of our railcar deliveries. We expect to deliver all of the railcars under the remaining fixed-price contracts by July 2005.

In the three months ended March 31, 2005, we delivered 2,321 new railcars, compared to our delivery of 1,532 new railcars in the three months ended March 31, 2004. Our total backlog of firm orders for new railcars increased from 6,834 railcars as of March 31, 2004 to 14,146 railcars as of March 31, 2005, representing estimated sales of $425 million and $929 million, respectively, attributable to such backlog. Approximately 96% of our backlog as of March 31, 2005 consisted of coal-carrying railcars.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. In an improving economy, railroads and utilities should continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. We believe that the near-term outlook for railcar demand is positive due to the current U.S. economic recovery which we believe is resulting in increased rail traffic, the replacement of aging railcar fleets, an improved outlook for U.S. steel manufacturers and an increasing demand for electricity. We also believe that the near-term outlook for our business is positive, based on the increased demand for railcars, our current backlog, our product portfolio and our operational efficiency in manufacturing railcars. We believe that the demand for our coal-carrying railcars will remain strong, as an improving economy typically leads to increased demand for electricity. In response to the current demand for our railcars, we are exploring opportunities to increase our production capacity. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to significant other risks that may cause our current positive outlook to change.

RECENT DEVELOPMENTS

In April 2005, we completed an initial public offering of shares of our common stock. In connection with the offering, we offered and sold 5,100,000 shares of our common stock and certain selling stockholders offered and sold 4,675,000 shares (including 1,275,000 shares following the exercise of the underwriters’ over-allotment option) at a price of $19.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions and estimated offering-related expenses payable by us were approximately $86.2 million. We used the net proceeds from the offering and our available cash to repay our existing indebtedness, redeem all of our outstanding redeemable preferred stock, pay amounts due under the rights to additional acquisition consideration, pay amounts due in connection with the termination of certain management services and other agreements with certain of our stockholders and pay related fees and expenses. See “Liquidity and Capital Resources.”

On November 15, 2004, our subsidiary, Johnstown America Corporation, or JAC, entered into a settlement agreement, also referred to as the Johnstown labor settlement, with The United Steelworkers of America, or the USWA, which represents our unionized employees in our Johnstown, Pennsylvania manufacturing facility. The settlement agreement sets forth the terms of a new 42-month collective bargaining agreement with our unionized employees at our Johnstown facility. The settlement agreement also provides for the resolution of charges made by the USWA against us with the NLRB, certain related class action lawsuits, which we refer to as the Deemer and Britt lawsuits, and certain workplace grievance matters. Under the terms of the settlement agreement, the plaintiffs in the Deemer and Britt lawsuits were to withdraw their lawsuits with prejudice and the USWA agreed to request that the NLRB approve the withdrawal of all NLRB charges against us. In addition, the settlement agreement limits our future liabilities for health care coverage and pensions for retired unionized employees at our Johnstown facility. The settlement was conditioned on, among other things: (1) ratification of the settlement by the union members; (2) approval of the settlement by class members in the Deemer lawsuit and the Britt lawsuit; (3) approval by the NLRB of the settlement and the withdrawal of NLRB charges filed against us; and (4) approval by the United States District Court for the Western District of Pennsylvania of the settlement (except with respect to JAC’s agreement to pay future health care and pension benefits following the effective date, which obligation is not contingent on court approval) and the withdrawal of the Britt lawsuit and the Deemer lawsuit. The settlement was ratified by the union members on November 15, 2004. In February 2005, the NLRB approved the settlement and withdrew the charges against us. On May 4, 2005, the United States District Court for the Western District of Pennsylvania approved the settlement. Accordingly, all of the conditions to the effectiveness of the settlement were met as of May 4, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Sales

Our sales for the three months ended March 31, 2005 were $165.8 million as compared to $88.9 million for the three months ended March 31, 2004, representing an increase of $76.9 million. This increase was primarily due to our delivery of an additional 789 railcars, a 51.5% increase, in the three months ended March 31, 2005, compared to the same period in 2004. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 79% of our total railcar deliveries for the three months ended March 31, 2005. A $2.0 million increase in parts sales for the three months ended March 31, 2005 over the comparable period in 2004 was partially offset by a $1.5 million decrease in sales revenue from rebuilding railcars.

Gross Profit

Gross profit for the three months ended March 31, 2005 was $13.3 million as compared to $0.6 million for the three months ended March 31, 2004, representing an increase of $12.7 million. This increase was primarily due to our increased sales volume, an improved market pricing environment, operating leverage attributed to higher volume and the impact of the pass-through of increases in raw material costs to our customers with respect to a majority of our railcar deliveries. For the three months ended March 31, 2005, we were able to pass on increases in raw material costs to our customers with respect to 90% of our railcar deliveries. During the three months ended March 31, 2005, our gross profit margin was adversely impacted by higher manufacturing costs of approximately $1.5 million associated with increased material, labor and other costs related to the completion of a contract with TTX Company for box cars, which was partially offset by cost reduction initiatives that generated approximately of $1.0 million of cost savings during the first quarter of 2005. Gross profit for the three months ended March 31, 2005 also reflects the impact of $0.8 million of expenses attributable to ongoing preparations for the operation of the manufacturing facility in Roanoke, Virginia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 were $6.1 million as compared to $3.2 million for the three months ended March 31, 2004, representing an increase of $2.9 million. Selling, general and administrative expenses were 3.7% of our sales for the three months ended March 31, 2005 and 3.6% of our sales for the three months ended March 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $0.8 million relating to our employee incentive program, an additional charge of $0.4 million relating to a change in estimate of the charge resulting from the Johnstown labor settlement consisting of a retroactive payment to unionized Johnstown employees for certain previously unpaid work hours and indirect non-recurring costs of $0.2 million related to our initial public offering. In addition, selling, general and administrative expenses for the three months ended March 31, 2005 include $0.2 million of costs relating to ongoing preparations for the start-up of the Roanoke, Virginia facility.

Interest Expense

Total interest expense for the three months ended March 31, 2005 was $3.7 million as compared to $3.1 million for the three months ended March 31, 2004, representing an increase of $0.6 million. The increase in interest expense is primarily attributable to the cumulative effect of the PIK notes that were issued as interest on the senior notes. Related-party interest expense and third-party interest expense for the three months ended March 31, 2005 were $1.9 million and $0.3 million, respectively, compared with $1.7 million and $0.1 million for the same period in 2004. Interest expense relating to the rights to additional acquisition consideration for the three months ended March 31, 2005 was $1.6 million as compared to $1.2 million for the three months ended March 31, 2004.

Income Tax

The provision for income taxes was $1.3 million for the three months ended March 31, 2005, as compared to an income tax benefit of $1.7 million for the three months ended March 31, 2004. The effective tax rates for the three months ended March 31, 2004 and 2005 were 30% and 40%, respectively. The effective tax rate for the three months ended March 31, 2005 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate and a 1.9% effect for the nondeductible interest expense on the rights to additional acquisition consideration. The effective tax rate for the three months ended March 31, 2004 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 1.9% blended state rate less a 7.6% effect for the nondeductible interest expense on the rights to additional acquisition consideration.

Net Income

As a result of the foregoing, net income was $1.9 million for the three months ended March 31, 2005, reflecting an increase of $5.9 million from the net loss of $4.0 million for the three months ended March 31, 2004. Net income attributable to common stockholders increased to $1.6 million for the three months ended March 31, 2005 as compared to a net loss of $4.2 million attributable to common stockholders for the same period in 2004. Our basic and diluted net income per share was $0.22 for the three months ended March 31, 2005 on basic and diluted shares of 7,432,700, from a net loss of $0.62 per share for the same period in the prior year on weighted average basic and diluted shares of 6,875,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the three months ended March 31, 2005 was cash generated from operations. For the three months ended March 31, 2004, our primary source of liquidity was provided by our cash reserves held at the beginning of the period. From the three months ended March 31, 2004 to the three months ended March 31, 2005, we had an increase in net cash provided by operations of $11.7 million. See “— Cash Flows.”

We completed an initial public offering on April 11, 2005 and issued 5.1 million shares at an offering price of $19.00 per share. Net proceeds from the offering and available cash have been used to, among other things, repay all of our long-term debt with the exception of certain capital leases, redeem all of our outstanding redeemable preferred stock and pay the additional acquisition consideration related to the acquisition of our business in 1999.

Our long-term debt in existence immediately prior to our initial public offering consisted of our 15% Senior Notes due June 30, 2008 in the original principal amount of $25.0 million (the “senior notes,” which term includes the additional senior notes issued in payment of interest on the senior notes (the “PIK notes”)), our term loan having an original principal amount of $9.0 million (the “term loan”) and our $5.2 million variable demand industrial revenue bonds due 2010 (the “industrial revenue bonds”). Immediately upon the completion of the offering, we paid all amounts due under the rights to additional acquisition consideration and the term loan. The amounts due under the senior notes were placed in escrow and, upon expiration of the notice period, were paid on April 26, 2005. In addition, the payoff amount applicable to our industrial revenue bonds was placed in escrow and, upon expiration of the notice period, will be paid on May 26, 2005.

As of April 30, 2005, the proceeds of the offering and available cash were used as follows: $48.4 million was used for the repurchase of the senior notes; $35.0 million was used for payment under the rights to additional acquisition consideration; $13.0 million was used for the redemption of the redeemable preferred stock; $5.4 million was used for the repayment of the term loan; and $0.9 million was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $0.1 million and a write-off of deferred financing costs of $0.4 million, each related to the term loan repayment, were recorded in April 2005. In addition, in April 2005, we recorded charges of $0.8 million related to unamortized discount on the senior notes and $4.6 million related to the rights to additional acquisition consideration. The effects of the offering and payments noted above resulted in an aggregate pre-tax charge to operations of $6.8 million in the second quarter of 2005. Additionally, the estimated deferred offering costs of $3.9 million will be recorded as a reduction in additional paid in capital. All amounts due under the industrial revenue bonds are expected to be repaid on May 26, 2005.

For the three months ended March 31, 2005, our revolving credit facility with LaSalle Bank National Association (the “former revolving credit facility”) providing for a $20 million revolving credit line (including a letter of credit sub-facility not to exceed $12 million) remained undrawn. On April 11, 2005, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement (the “new revolving credit agreement”) with LaSalle Bank National Association providing for the terms of the Company’s new revolving credit facility (the “new revolving credit facility”), as administrative agent, and the lenders party thereto. The new revolving credit facility replaces our former revolving credit facility, and provides for a new $50 million revolving credit facility, including a letter of credit sub-facility that may not exceed $30 million. The new revolving facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the new revolving credit facility. However, unlike the former revolving credit facility, the new revolving credit facility does not require us to hold any amounts in a restricted cash account as collateral for borrowings. The Borrowing Base, as defined in the new revolving credit agreement, is the lesser of the $50 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the new revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on our leverage ratio. We will pay a commitment fee of between 0.25% and 0.5% on the unused portion of the new revolving credit facility. As of April 30, 2005, we had the ability to borrow $28.0 million under the new revolving credit facility.

The agreements governing the former revolving credit facility, the senior notes and term loan required us to maintain specified financial covenants, including certain leverage, fixed charge coverage and interest ratios based on EBITDA, along with minimum levels of EBITDA (as defined in those agreements). We are no longer subject to financial covenants applicable to the senior notes and the term loan, as these have been repaid. Further, unlike the former revolving credit facility, the new revolving credit agreement does not contain minimum EBITDA requirements.

The new revolving credit facility contains ongoing financial covenants that are generally less restrictive than the covenants under the former revolving credit facility. Under the new revolving credit agreement, the financial covenants include limitations concerning ratios of senior debt to EBITDA (“senior leverage ratio”); total funded debt to EBITDA (“total leverage ratio”); and minimum interest coverage (“interest coverage ratio”), along with minimum tangible net worth and maximum capital expenditure requirements. More specifically, for each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter, the maximum senior leverage ratio is 3.25 to 1.00 on or before June 30, 2006 and 3.00 to 1.00 thereafter; the total leverage ratio is 3.75 to 1.00 on or before June 30, 2006 and 3.50 to 1.00 thereafter; and the interest coverage ratio may not be less than 3.50 to 1.00. Further, for each fiscal quarter commencing June 30, 2005, tangible net worth may not be less than $(22.4) million, plus 65% of consolidated net income. The aggregate amount of capital expenditures may not exceed $10.0 million in any fiscal year, with this amount to be increased up to $15.0 million depending upon any carryforwards of unused capital expenditures in the prior fiscal year.

For the purpose of calculating interest coverage and leverage ratios under the new revolving credit agreement, through September 30, 2005, EBITDA is adjusted to include up to $9.2 million in connection with the settlement of labor disputes; non-cash expenses relating to our stock option plan; and losses on a customer contract for boxcars in 2004.

There have been no borrowings under the new revolving credit agreement as of the filing date of this quarterly report on Form 10-Q.

Our restricted cash as of March 31, 2005 consisted of cash collateral of $7.5 million held in a restricted cash account as additional collateral for the former revolving credit facility and $1.2 million in escrow representing security for worker’s compensation insurance. As of March 31, 2005, we also had $4.3 million in restricted cash held in escrow for our guarantee of the residual value of railcars we sold to a financial institution that are presently leased by a third-party customer. Under the terms of the new revolving credit agreement, there are no cash collateral requirements. As such, the $7.5 million of restricted cash is no longer restricted and has been released. Also, we have replaced the $1.2 million escrowed amount with a letter of credit in the same amount.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2005 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods, assuming that our existing debt remains outstanding during such periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$57,510	$7,211	$50,287	$12	$—
Operating leases	10,333	1,052	2,225	2,024	5,032
Aluminum purchase	43,825	43,825	—	—	—

Total	$111,668	$52,088	$52,512	$2,036	$5,032

The following table summarizes our contractual obligations as of March 31, 2005 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods, after giving effect to our initial public offering, the entering into of the new revolving credit agreement and the use of proceeds from the initial public offering and available cash to repay all of our existing debt, with the exception of certain capital leases:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$45	$11	$22	$12	$—
Operating leases	10,333	1,052	2,225	2,024	5,032
Aluminum purchase	43,825	43,825	—	—	—

Total	$54,203	$44,888	$2,247	$2,036	$5,032

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$(2,735)	$8,916
Investing activities	(268)	(2,042)
Financing activities	(1,250)	(1,762)

Total	$(4,253)	$5,112

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current assets and liabilities). Cash flows from operations are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. Our working capital accounts also fluctuate from quarter to quarter due to the timing of certain events, such as the payment or non-payment for our railcars. As some of our customers make large orders, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.

Our net cash provided by operating activities for the three months ended March 31, 2005 was $8.9 million as compared to net cash used in operating activities of $2.8 million for the three months ended March 31, 2004. The increase of $11.7 million in net cash provided by operating activities was primarily due to a $5.9 million increase in net income; a $3.2 million increase in other current liabilities; a $3.0 million increase in deferred taxes; a $2.0 million increase in accrued payroll and employee benefits; and a $1.8 million increase in cash provided by accounts receivable and other operating activities. These increases in cash provided by operating activities were partially offset by a $4.2 million increase in cash used for inventory, net of the increase in accounts payable, due to the significant quarter over quarter growth in railcar orders.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2005 was $2.0 million as compared to $0.3 million for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2005 and March 31, 2004 consisted solely of capital expenditures. For the three months ended March 31, 2005, $1.8 million of the $2.0 million of total capital spending was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2005 was $1.8 million as compared to $1.3 million for the three months ended March 31, 2004. Cash used in financing activities for the three months ended March 31, 2004 consisted of long-term debt repayments applicable to our term loan. During the three months ended March 31, 2004, in addition to the regular monthly payments of approximately $0.2 million per month, we made a $0.8 million balloon payment on our term loan in accordance with the agreement governing the term loan concerning the payment of proceeds from the sale of rebuilt aggregate railcars. Cash used for financing activities for the three months ended March 31, 2005 includes equal monthly payments on the term loan totaling $0.5 million and deferred financing and costs of the initial public offering in the amount of $1.3 million.

Capital Expenditures

Our capital expenditures were $2.0 million in the three months ended March 31, 2005 as compared to $0.3 million in the three months ended March 31, 2004. For the three months ended March 31, 2005, $1.8 million of the $2.0 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. The remaining $0.2 million of capital expenditures for the three months ended March 31, 2005 was comprised of expenditures for machinery and equipment at our Johnstown production facility and our Danville production facility. Capital spending for the three months ended March 31, 2004 consisted of machinery, equipment and building expenditures. Total capital expenditures for the year ended December 31, 2005 are expected to be $7.3 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference forward-looking statements, in particular, statements about our plans, strategies and prospects. Forward-looking statements typically are identified by the use of terms, such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions, although some forward-looking statements are expressed differently. We have based our forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.

Our forward-looking statements are subject to risks and uncertainties, including, without limitation:

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our ability to maintain relationships with our suppliers of railcar components;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders;

•	the highly competitive nature of our industry;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to manage our health care and pension costs;

•	our reliance on the sales of our aluminum-bodied coal-carrying railcars;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the cost associated with being a public company;

•	potential significant warranty claims; and

•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.

See also other risks described under the heading “Risk Factors” in our prospectus filed with the Securities and Exchange Commission on April 7, 2005.

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Upon completion of our initial public offering, we replaced our former revolving credit facility, under which there were no borrowings, but under which we had issued $9.9 million in letters of credit, with a new $50.0 million revolving credit facility, under which we expect to have approximately $5.7 million in letters of credit after the repayment of the Industrial Revenue Bonds on May 26, 2005. We will be exposed to interest rate risk on the borrowings under the new revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk. because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our new revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. During the three months ended March 31, 2005, the cost of aluminum, steel and all other materials used in the production of our railcars represented approximately 89% of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, approximately 90% of the railcars that we delivered in the three months ended March 31, 2005 were under contracts that permitted us to pass through charges related to increases in the cost of raw materials to our customers. However, we are not always able to pass on increases in the price of aluminum and/or steel to our customers and may not be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of raw materials, especially aluminum and steel, to our customers, a 1% increase in the cost of raw materials would increase our average cost of sales by approximately $200 per railcar, which, for the three months ended March 31, 2005, would have reduced net income by approximately $464,000.

We are not exposed to any significant foreign currency exchange risks as our policy is to denominate foreign sales in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the audit of our 2004 fiscal year, our independent registered public accounting firm issued a letter to our audit committee noting matters which could inhibit our ability to meet our reporting obligations when we become a public company and matters in our internal controls and operations that they deemed to constitute a reportable condition. The reportable condition generally related to the adequacy of our current financial accounting and reporting resources and related infrastructure to support our financial accounting needs. These include, but are not limited to, our SEC reporting skills and our plan and related resources for compliance with Section 404 of the Sarbanes-Oxley Act following the completion of our initial public offering. The letter from our independent registered public accounting firm concluded that the reportable condition described above is a material weakness. In November 2004, we appointed our current Chief Financial Officer. We have also commenced a review of our existing internal control structure and hired additional personnel to expand our finance function. Although our review is not complete, we have taken steps to improve our internal control structure by engaging a consulting firm to assist us in the analysis of, and planning for, improving our internal controls, as well as the implementation of any such plans.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 15, 2004, our subsidiary, Johnstown America Corporation, or JAC, entered into a settlement agreement with The United Steelworkers of America, or the USWA, which represents our unionized employees in our Johnstown, Pennsylvania manufacturing facility. The settlement agreement sets forth the terms of a new 42-month collective bargaining agreement with our unionized employees at our Johnstown facility. The settlement agreement also provides for the resolution of charges made by the USWA against us with the NLRB, certain related class action lawsuits, which we refer to as the Deemer and Britt lawsuits, and certain workplace grievance matters. Under the terms of the settlement agreement, the plaintiffs in the Deemer and Britt lawsuits were to withdraw their lawsuits with prejudice and the USWA agreed to request that the NLRB approve the withdrawal of all NLRB charges against us. In addition, the settlement agreement limits our future liabilities for health care coverage and pensions for retired unionized employees at our Johnstown facility. The settlement was conditioned on, among other things: (1) ratification of the settlement by the union members; (2) approval of the settlement by class members in the Deemer lawsuit and the Britt lawsuit; (3) approval by the NLRB of the settlement and the withdrawal of NLRB charges filed against us; and (4) approval by the United States District Court for the Western District of Pennsylvania of the settlement (except with respect to JAC’s agreement to pay future health care and pension benefits following the effective date, which obligation is not contingent on court approval) and the withdrawal of the Britt lawsuit and the Deemer lawsuit. The settlement was ratified by the union members on November 15, 2004. In February 2005, the NLRB approved the settlement and withdrew the charges against us. On May 4, 2005, the United States District Court for the Western District of Pennsylvania approved the settlement. Accordingly, all of the conditions to the effectiveness of the settlement were met as of May 4, 2005.

Other

We are also involved in certain other threatened and pending legal proceedings, including workers’ compensation and employee matters arising out of the conduct of our business. Additionally, we are involved in various warranty and repair claims and related threatened and pending legal proceedings with our customers in the normal course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2005.

On April 5, 2005, our registration statement on Form S-1 (Registration No. 333-123384) was declared effective and on that same date, we filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 33-123875) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (5,100,000 shares offered by the Company and 4,675,000 shares offered by selling stockholders, including 1,275,000 shares offered by selling stockholders pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $185,725,000. On April 11, 2005, the Company and the selling stockholders completed the sale of 9,775,000 shares of common stock to the public at a price of $19.00 per share and the offering terminated. The Company did not receive any proceeds from the sale of shares by the selling stockholders. UBS securities LLC, Jefferies & Company, Inc., CIBC World Markets Corp. and LaSalle Debt Capital Markets acted as underwriters for the offering. The stock offering resulted in gross proceeds to the Company of $96,900,000. Estimated expenses related to the offering are as follows: $6,783,000 for underwriting discounts and commissions and $3,917,000 for other expenses, for total estimated expenses of $10,700,000. None of the expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates. We received net proceeds of approximately $86,200,000 in the offering.

As of April 30, 2005, the proceeds of the offering and available cash were used as follows: $48,361,000 was used for the repurchase of the Senior Notes, $34,963,000 was used for payment under the rights to additional acquisition consideration, $13,000,000 was used for the redemption of the redeemable preferred stock, $5,371,000 was used for the repayment of the term loan and $900,000 was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $110,000 and a write-off of deferred financing costs of $439,000 were recorded in April 2005 related to the term loan repayment. In addition in April 2005, we recorded charges of $766,000 related to unamortized discount on the senior notes and $4,617,000 related to the rights to additional acquisition consideration. All amounts due under the industrial revenue bonds are expected to be repaid on May 26, 2005.

Certain uses of the net proceeds of the offering resulted in direct payments to certain of our directors, officers and persons who owned 10% or more of our common stock immediately prior to the completion of our initial public offering as follows: a portion of the proceeds used to repurchase the senior notes was paid to a former holder of 19.1% of our common stock; a portion of the proceeds used to pay amounts due under the rights to additional acquisition consideration was paid to one of our directors (who formerly owned 16.6% of our common stock) and a former holder of 14.3% of our common stock; a portion of the proceeds used for the redemption of the redeemable preferred stock was paid to two of our directors (one of whom formerly owned 16.6% of our common stock), all of our officers and former holders of 20.9%, 19.1% and 14.3% of our common stock, respectively; and all of the proceeds used for payments related to the termination of management services agreements and other agreements were paid to one of our directors (who formerly owned 16.6% of our common stock) and former holders of 20.9% and 19.1% of our common stock, respectively.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On March 31, 2005, the holders of a majority of the common stock of our former parent company acted by written consent to approve the merger of our former parent company with and into our company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the various financial institutions party thereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 14, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 20, 2005	By:	/s/ John E. Carroll, Jr.
John E. Carroll, Jr., President and
Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the various financial institutions party thereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 14, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.