Form 10-Q
period 2005-06-30
FreightCar America, Inc.
filed 2005-08-15
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 29, 2005, there were 12,532,700 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$20,467	$11,213
Restricted cash	—	1,200
Accounts receivable, net	5,191	4,136
Inventories	70,119	73,218
Prepaid expenses and other current assets	3,785	983
Deferred income taxes	9,420	10,519

Total current assets	108,982	101,269

Property, plant and equipment, net	26,136	24,199
Restricted cash	—	11,755
Deferred financing costs, net	841	915
Deferred offering costs	—	2,013
Intangible assets, net	13,342	13,637
Goodwill	21,521	21,521
Deferred income taxes	15,695	15,834

Total assets	$186,517	$191,143

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$58,625	$69,631
Current portion of long-term debt	8	2,000
Accrued payroll and employee benefits	15,361	9,904
Accrued warranty	6,462	5,964
Other current liabilities	4,317	5,274
Industrial revenue bonds	—	5,200

Total current liabilities	84,773	97,973

Long-term debt, less current portion	28	48,858
Deferred revenue	5,058	4,883
Accrued pension costs, less current portion	17,548	16,767
Accrued postretirement benefits	20,580	18,988
Rights to additional acquisition consideration, including accumulated accretion of $0 and $20,408, respectively	—	28,581

Total liabilities	127,987	216,050

Commitments and contingencies	—	—

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
Redeemable preferred stock (see Note 12)
Series A voting	—	—
Series B non-voting	—	—
Series A voting (predecessor company)	—	8,486
Series B non-voting (predecessor company)	—	3,696

Total redeemable preferred stock	—	12,182

Stockholders’ equity (deficit)
Common stock (see Note 12)
Common stock	125	—
Class A voting (predecessor company)	—	—
Class B non-voting (predecessor company)	—	—

Total common stock	125	—
Additional paid in capital	93,646	8,900
Accumulated other comprehensive loss	(5,055)	(5,055)
Accumulated deficit	(30,186)	(40,934)

Total stockholders’ equity (deficit)	58,530	(37,089)

Total liabilities and stockholders’ equity (deficit)	$186,517	$191,143

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Sales	$230,714	$94,867	$396,519	$183,813
Cost of sales	206,539	92,982	358,976	181,294

Gross profit	24,175	1,885	37,543	2,519

Selling, general and administrative expense	7,664	3,802	13,740	6,993
Compensation expense under stock option agreements (selling, general and administrative expense)	69	—	69	—
Provision for settlement of labor disputes (selling, general and administrative expense)	—	—	370	—

Operating income (loss)	16,442	(1,917)	23,364	(4,474)

Interest income	(239)	(24)	(342)	(52)
Related-party interest expense	1,346	1,726	3,253	3,397
Third-party interest expense	690	396	964	531
Interest expense and related accretion on rights to additional acquisition consideration	4,823	1,351	6,382	2,598
Write-off of deferred financing costs	439	—	439	—
Amortization of deferred financing costs	89	135	184	270

Income (loss) before income taxes	9,294	(5,501)	12,484	(11,218)
Income tax provision (benefit)	149	(1,455)	1,425	(3,197)

Net income (loss)	9,145	(4,046)	11,059	(8,021)
Redeemable preferred stock dividends accumulated	31	266	311	532

Net income (loss) attributable to common stockholders	$9,114	$(4,312)	$10,748	$(8,553)

Net income (loss) per common share attributable to common stockholders – basic and diluted	$0.76	$(0.63)	$1.11	$(1.24)

Weighted average common shares outstanding – basic	11,972,260	6,875,000	9,715,020	6,875,000

Weighted average common shares outstanding – diluted	11,988,740	6,875,000	9,723,306	6,875,000

See Selected Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income (loss)	$11,059	$(8,021)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation	3,432	3,366
Amortization of intangible assets	295	295
Amortization of deferred financing costs	184	270
Write-off of deferred financing costs	439	—
Accretion of Senior Notes	1,071	357
Accretion of deferred revenue	513	190
PIK Notes issued for interest	2,182	3,041
Interest expense and related accretion on rights to additional acquisition consideration	6,382	2,598
Deferred income taxes	1,238	(3,198)
Compensation expense under stock option agreements	69	—
Changes in operating assets and liabilities:
Accounts receivable	(1,055)	(1,016)
Inventories	3,099	(20,722)
Prepaid expenses and other current assets	(2,802)	(1,647)
Income taxes receivable	—	815
Accounts payable	(11,906)	23,147
Accrued payroll and employee benefits	5,457	1,309
Accrued warranty	498	403
Other current liabilities	(957)	(622)
Deferred revenue	(337)	(114)
Accrued pension costs and accrued postretirement benefits	2,373	(150)

Net cash flows provided by operating activities	21,234	301

Cash flows from investing activities
Restricted cash withdrawals (deposits), net	12,955	(25)
Purchases of property, plant and equipment	(5,330)	(728)

Net cash flows provided by (used in) investing activities	7,625	(753)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	87,322	—
Payments on long-term debt	(58,964)	(1,750)
Redemption of preferred stock and payment of accumulated dividends	(13,000)	—
Payments of additional acquisition consideration	(34,963)	—

Net cash flows used in financing activities	(19,605)	(1,750)

Net increase (decrease) in cash and cash equivalents	9,254	(2,202)
Cash and cash equivalents at beginning of period	11,213	20,008

Cash and cash equivalents at end of period	$20,467	$17,806

Supplemental cash flow information
Cash paid for:
Interest (includes $26,790 relating to additional acquisition consideration and $28,361 relating to Senior Notes and previously accrued but unpaid PIK Notes)	$55,637	$366

Capital lease obligations incurred for equipment	$39	—

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

Note 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123384) filed with the SEC on April 5, 2005 (“Amendment No. 5”). The balance sheet information as of December 31, 2004 was derived from the Company’s audited balance sheet included in Amendment No. 5.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. Management expects that the provisions of SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. Management has not yet evaluated the impact of SFAS No. 123(R) on the Company’s financial statements.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 4 – Initial Public Offering

On April 5, 2005, our registration statement on Form S-1 (Registration No. 333-123384) was declared effective and, on that same date, we filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 333-123875) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (5,100,000 shares offered by the Company and 4,675,000 shares offered by selling stockholders, including 1,275,000 shares offered by selling stockholders pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $185,725. On April 11, 2005, the Company and the selling stockholders completed the sale of 9,775,000 shares of common stock to the public at a price of $19.00 per share and the offering was completed. The Company did not receive any proceeds from the sale of shares by the selling stockholders. UBS Securities LLC, Jefferies & Company, Inc., CIBC World Markets Corp. and LaSalle Debt Capital Markets acted as underwriters for the offering. The stock offering resulted in gross proceeds to the Company of $96,900. Estimated expenses related to the offering are as follows: $6,783 for underwriting discounts and commissions and $4,808 for other expenses, for total estimated expenses of $11,591. None of the expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates. We received net proceeds of approximately $85,309 in the offering.

As of June 30, 2005, the proceeds of the offering and available cash were used as follows: $48,361 was used for the repayment of the Senior Notes, $34,963 was used for payment under the rights to additional acquisition consideration, $13,000 was used for the redemption of the redeemable preferred stock, $5,371 was used for the repayment of the term loan, $5,232 was used for the repayment of the industrial revenue bonds and $900 was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $110 and a write-off of deferred financing costs of $439 were recorded in April 2005 related to the term loan repayment. In addition, in April 2005, we recorded charges of $766 related to unamortized discount on the senior notes and $4,617 related to the rights to additional acquisition consideration.

Note 5 - Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Used railcars are stated at the estimated fair market value at date of receipt less a normal profit margin. The components of inventories are as follows:

	June 30, 2005	December 31, 2004
Raw materials and purchased components	$—	$146
Work in process	51,124	55,304
Finished new railcars	17,802	14,386
Used railcars held for sale, net of reserves	1,193	3,382

Total inventories	$70,119	$73,218

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2005	December 31, 2004
Land	$909	$909

Buildings and improvements	25,432	24,189
Machinery and equipment	37,007	33,571

Cost of buildings, improvements, machinery and equipment	62,439	57,760
Less: Accumulated depreciation and amortization	(38,441)	(35,009)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	23,998	22,751
Construction in process	1,229	539

Total property, plant and equipment, net	$26,136	$24,199

Note 7 – Goodwill and Intangible Assets

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

The Company performs the goodwill impairment test required by SFAS No. 142 as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2004 and 2005.

Intangible assets consist of the following:

	June 30, 2005	December 31, 2004
Patents	$13,097	$13,097
Accumulated amortization	(6,539)	(6,244)

Patents, net of accumulated amortization	6,558	6,853
Pension intangible asset	6,784	6,784

Total intangible assets	$13,342	$13,637

Patents are being amortized over their remaining legal life from the date of acquisition on a straight-line method. The weighted average remaining life of the Company’s patents is 12 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $148 for the three months ended June 30, 2005 and 2004, respectively, and $295 and $295 for the six months ended June 30, 2005 and 2004, respectively. The Company estimates amortization expense for each of the five years in the period ending December 31, 2009 will be approximately $590.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 8 - Product Warranties

The Company establishes a warranty reserve for new railcar sales at the time of sale, estimates the amount of the warranty accrual for new railcars sold based on the history of warranty claims for the type of railcar and adjusts the reserve for significant known claims in excess of established reserves.

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at the beginning of the period	$6,269	$5,274	$5,964	$5,324
Warranties issued during the period	1,269	596	2,139	1,165
Reductions for payments, cost of repairs and other	(1,076)	(143)	(1,641)	(762)

Balance at the end of the period	$6,462	$5,727	$6,462	$5,727

Note 9 - Borrowing Arrangements

Total debt consists of the following:

	June 30, 2005	December 31, 2004
Senior Notes (net of unamortized discount of $0 and $1,071)	$—	$23,929
PIK Notes	—	21,179
Term Loan	—	5,750
Short-term Industrial Revenue Bonds	—	5,200
Capital lease	36	—

Total debt	36	56,058
Current portion and short-term debt	(8)	(7,200)

Long-term debt, less current portion and short-term debt	$28	$48,858

Following the completion of the Company’s initial public offering on April 11, 2005, all outstanding amounts due under the Company’s 15% Senior Notes due June 30, 2008 (the “Senior Notes”), the additional Senior Notes issued in payment of interest on the Senior Notes (the “PIK Notes”) and the Company’s term loan having an original principal amount of $9,000 (the “Term Loan”) were repaid. All amounts due under the Company’s variable demand industrial revenue bonds due 2010 (the “Industrial Revenue Bonds”) were repaid on May 26, 2005. Early termination fees of $110 and a write-off of deferred financing costs of $439, each related to the Term Loan repayment, were recorded in operations in April 2005. In addition, a charge of $766 related to unamortized discount on the Senior Notes was recorded in operations in April 2005.

New Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “new revolving credit agreement”) with LaSalle Bank National Association providing for the terms of the Company’s new revolving credit facility (the “new revolving credit facility”). The proceeds of the new revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The new revolving credit facility has a total commitment of the lesser of (i) $50 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30 million. The new revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the new revolving credit agreement). Borrowings under the new revolving credit facility are collateralized by

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

substantially all of the assets of the Company. The new revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of June 30, 2005, the Company had the ability to borrow $38.1 million under this facility.

Note 10 – Contingencies

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

Note 11 - Employee Benefit Plans

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

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of net periodic benefit cost for the three months and six months ended June 30, 2005 and 2004 are as follows:

Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$511	$364	$1,022	$728
Interest cost	600	422	1,200	844
Expected return on plan assets	(386)	(300)	(772)	(600)
Amortization of prior service cost	158	18	316	36
Amortization of unrecognized net loss	143	150	286	300

	$1,026	$654	$2,052	$1,308

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$201	$97	$402	$271
Interest cost	742	200	1,484	583
Amortization of prior service cost	450	(9)	900	(23)
Amortization of unrecognized net loss	111	66	222	186

	$1,504	$354	$3,008	$1,017

The Company made contributions to the Company’s defined benefit pension plan of $961 and $1,405, respectively, for the three months ended June 30, 2005 and 2004 and $1,660 and $2,190, respectively, for the six months ended June 30, 2005 and 2004. Total contributions to the Company’s defined benefit pension plan in 2005 are expected to be approximately $4,049. The Company made payments to the Company’s postretirement benefit plan of approximately $708 and $136, respectively, for the three months ended June 30, 2005 and 2004 and $1,416 and $272, respectively, for the six months ended June 30, 2005 and 2004. Total payments to the Company’s postretirement benefit plan in 2005 are expected to be approximately $2,832.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $284 and $191 for the three months ended June 30, 2005 and 2004, respectively, and $537 and $371 for the six months ended June 30, 2005 and 2004, respectively.

Note 12 – Redeemable Preferred Stock and Common Stock

On April 1, 2005, our former parent company, also named FreightCar America, Inc., merged with and into the Company, then a newly formed, wholly owned subsidiary of the former parent company and then named FCA Acquisition Corp. The Company is authorized to issue 50 million shares of common stock with a par value of $0.01 per share, and 2.5 million shares of preferred stock with a par value of $0.01 per share. As a result of the merger, all of the holders of the issued and outstanding shares of Class A voting common stock and Class B non-voting common stock of the former parent company received, in exchange for their shares, such number of shares of the common stock of the Company equal to the aggregate number of their shares multiplied by 550. The holders of the issued and outstanding shares of Series A voting preferred stock and Series B non-voting preferred stock of the former parent company received, in exchange for their shares and on a one-for-one basis, shares of the Company’s Series A voting preferred stock and Series B non-voting preferred stock with identical terms (except that the par value of the Series A voting preferred stock and the Series B non-voting preferred stock was changed from $500 per share to $0.01 per share and the liquidation preference of the Series A voting preferred stock

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

and the Series B non-voting preferred stock was changed to include the value of the accrued liquidation preference of the pre-merger shares of preferred stock). Immediately following the merger, the Company, which was the surviving corporation in the merger, changed its name to “FreightCar America, Inc.” All per common share amounts and common shares outstanding have been restated for all periods presented to reflect the merger described above. Authorized shares have not been restated.

The components of redeemable preferred stock and common stock are as follows:

	June 30, 2005	December 31, 2004
Redeemable Preferred Stock
Preferred stock, Series A voting, $0.01 par value, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2005	$—	$—
Preferred stock, Series B non-voting, $0.01 par value, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2005	—	—

Preferred stock, Series A voting (predecessor company), $500 par value, 100,000 shares authorized, 8,660 shares issued and outstanding at December 31, 2004 (liquidation preference of $8,486)	—	8,486
Preferred stock, Series B non-voting (predecessor company), $500 par value, 100,000 shares authorized, 3,840 shares issued and outstanding at December 31, 2004 (liquidation preference of $3,696)	—	3,696

Total redeemable preferred stock	$—	$12,182

Common Stock
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,532,700 shares issued and outstanding at June 30, 2005	$125	$—

Common stock, Class A voting (predecessor company), $0.01 par value, 100,000 shares authorized, 6,138,000 shares issued and outstanding at December 31, 2004	—	—
Common stock, Class B non-voting (predecessor company), $0.01 par value, 100,000 shares authorized, 737,000 shares issued and outstanding at December 31, 2004	—	—

Total common stock	$125	$—

Note 13 - Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and the minimum pension liability adjustment, which is shown net of tax. Comprehensive income (loss) was $9,145 and $(4,046) for the three months ended June 30, 2005 and 2004, respectively, and $11,059 and $(8,021) for the six months ended June 30, 2005 and 2004, respectively.

Note 14 – Earnings Per Share

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

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The board of directors of the Company’s predecessor company approved the grant of options to purchase 1,014 units, each unit consisting of 550 shares of Class A voting common stock and one share of Series A voting preferred stock (a “Unit”). The grant of these options, which have an exercise price of $0.01 per Unit, became effective on December 23, 2004 and all of these were exercised during the first quarter of 2005.

The weighted average common shares outstanding are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	11,972,260	6,875,000	9,715,020	6,875,000
Dilutive effect of employee stock options	16,480	—	8,286	—

Weighted average diluted common shares outstanding	11,988,740	6,875,000	9,723,306	6,875,000

Note 15 – Stock-Based Compensation

On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long-Term Incentive Plan” (the “Plan”) under which certain officers and key employees may be granted options to purchase shares of the Company’s common stock. The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As a result, the Company recognizes compensation expense based on the intrinsic value or the difference between the exercise price and the fair market value at the date of grant. The following table illustrates the effect on net earnings (loss) attributable to common stockholders and earnings (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) attributable to common stockholders, as reported	$9,114	$(4,312)	$10,748	$(8,553)
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	44	—	44	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax(1)	(143)	—	(143)	—

Net earnings (loss) attributable to common stockholders, pro forma	$9,015	$(4,312)	$10,649	$(8,553)

Net income (loss) per common share attributable to common stockholders – basic and diluted
As reported	$0.76	$(0.63)	$1.11	$(1.24)

Pro forma	$0.75	$(0.63)	$1.10	$(1.24)

(1)	Compensation expense was determined based on the Black-Scholes option pricing model.

FreightCar America, Inc.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 16 - Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. New railcar sales amounted to $226,553 and $92,751 during the three months ended June 30, 2005 and 2004, respectively, and $389,078 and $178,280 during the six months ended June 30, 2005 and 2004, respectively. Sales of used railcars were $2,017 and $0 during the three months ended June 30, 2005 and 2004, respectively, and $2,017 and $0 during the six months ended June 30, 2005 and 2004, respectively. Leasing revenues amounted to $20 and $638 during the three months ended June 30, 2005 and 2004, respectively, and $41 and $1,271 during the six months ended June 30, 2005 and 2004, respectively. Other sales amounted to $2,124 and $1,478 during the three months ended June 30, 2005 and 2004, respectively, and $5,383 and $4,262 during the six months ended June 30, 2005 and 2004, respectively. Foreign sales, which are included in railcar sales, totaled $34,179 and $4,748 for the three months ended June 30, 2005 and 2004, respectively, and $54,470 and $4,748 for the six months ended June 30, 2005 and 2004, respectively.

Due to the nature of its operations, the Company is subject to significant risks related to concentration of business with a few customers. Sales to three customers accounted for 19%, 18% and 14%, respectively, of revenues for the three months ended June 30, 2005, and 30%, 15% and 15%, respectively, of revenues for the same period in 2004. Sales to three customers accounted for 19%, 16% and 10%, respectively, of revenues for the six months ended June 30, 2005, and 21%, 16% and 12%, respectively, of revenues for the same period in 2004.

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

In the three months ended June 30, 2005, we delivered 3,383 new railcars, compared to our delivery of 1,596 new railcars in the three months ended June 30, 2004. Our total backlog of firm orders for new railcars almost doubled, increasing from 8,419 railcars as of June 30, 2004 to 15,867 railcars as of June 30, 2005. The backlog as of June 30, 2004 represented estimated sales of $540 million, while the backlog as of June 30, 2005 represents estimated sales of $1,063 million. Approximately 98% of our backlog as of June 30, 2005 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, remain at historically high levels, while surcharges on steel and steel components have declined since the fourth quarter of 2004. Notwithstanding fluctuations in the cost of raw materials, substantially all of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to approximately 94% of our railcar deliveries in the second quarter. At June 30, 2005, there remains only one fixed price contract under which deliveries have not yet been completed, and we expect to deliver the remaining railcars under this contract by the end of the third quarter.

With respect to the supply of components, the railcar industry continues to be adversely impacted by shortages of castings and wheels as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as supply of these components will be sourced worldwide.

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

RECENT DEVELOPMENTS

In April 2005, we completed an initial public offering of shares of our common stock. In connection with the offering, we offered and sold 5,100,000 shares of our common stock and certain selling stockholders offered and sold 4,675,000 shares (including 1,275,000 shares following the exercise of the underwriters’ over-allotment option) at a price of $19.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions and estimated offering-related expenses payable by us, were approximately $85.3 million. We used the net proceeds from the offering and our available cash to repay our existing indebtedness, redeem all of our outstanding redeemable preferred stock, pay amounts due under the rights to additional acquisition consideration, pay amounts due in connection with the termination of certain management services and other agreements with certain of our stockholders and pay related fees and expenses. See “Liquidity and Capital Resources.”

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Sales

Our sales for the three months ended June 30, 2005 were $230.7 million as compared to $94.9 million for the three months ended June 30, 2004, representing an increase of $135.8 million. This increase was primarily due to our delivery of an additional 1,787 railcars, a 112% increase, in the three months ended June 30, 2005, compared to the same period in 2004. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 86% of our total railcar deliveries for the three months ended June 30, 2005.

Gross Profit

Gross profit for the three months ended June 30, 2005 was $24.2 million as compared to $1.9 million for the three months ended June 30, 2004, representing an increase of $22.3 million. The gross profit margin for the three months ended June 30, 2005 was 10.5%, as compared to 2.0% for the comparable period in 2004. This increase was primarily due to our increased sales volume, an improved market pricing environment, and the impact of the pass-through of increases in raw material costs to our customers with respect to a substantial majority of our railcar deliveries. During the three months ended June 30, 2004, our gross profit was adversely impacted by higher manufacturing costs of approximately $3.8 million associated with increased material, labor and other costs related to a contract with TTX Company for box cars. For the three months ended June 30, 2005, we were able to pass on increases in raw material costs to our customers with respect to 94% of our railcar deliveries. Further, our gross profit margin benefited from higher operating leverage and productivity, including the successful launch of production at our Roanoke, Virginia facility, which delivered its first set of railcars in June 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2005 were $7.7 million as compared to $3.8 million for the three months ended June 30, 2004, representing an increase of $3.9 million. Selling, general and administrative expenses were 3.3% of our sales for the three months ended June 30, 2005 and 4.0% of our sales for the three months ended June 30, 2004. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $0.8 million relating to our employee incentive program, charges related to the termination of management services and other agreements of $0.9 million, and $0.4 million of expenses attributable to the implementation of controls and procedures applicable to public companies. In addition, selling, general and administrative expenses for the three months ended June 30, 2005 include $0.3 million of costs relating to operations at our Roanoke, Virginia facility.

Interest Expense

Net interest expense for the three months ended June 30, 2005 was $7.1 million as compared to $3.6 million for the three months ended June 30, 2004, representing an increase of $3.5 million. The increase in interest expense is primarily attributable to the accretion of additional interest on the rights to additional acquisition consideration prior to the payment of the additional acquisition consideration with the proceeds of the initial public offering. Interest expense and related accretion on the rights to additional acquisition consideration, including the one-time final payment resulting from the initial public offering, totaled $4.8 million for the three months ended June 30, 2005, while the interest expense on the rights to additional acquisition consideration for the three months ended June 30, 2004 was $1.4 million. Related-party interest expense and third-party interest expense for the three months ended June 30, 2005 were $1.3 million and $0.7 million, respectively, compared with $1.7 million and $0.4 million for the same period in 2004.

Income Taxes

The provision for income taxes was $0.1 million for the three months ended June 30, 2005, as compared to an income tax benefit of $1.5 million for the three months ended June 30, 2004. The effective tax rates for the three months ended June 30, 2005 and 2004 were 1.6% and 26.4%, respectively. The effective tax rate for the three months ended June 30, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 1.7% blended state rate, less a 33.0% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became a deductible expense for income tax purposes upon payment of the additional acquisition consideration and a 2.1% effect for other permanent differences. The effective tax rate for the three months ended June 30, 2004 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.5% blended state rate, less an 8.6% effect for then-nondeductible interest expense on the rights to additional acquisition consideration and a 2.5% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $9.1 million for the three months ended June 30, 2005, reflecting an increase of $13.1 million from the net loss of $4.0 million for the three months ended June 30, 2004. Net income attributable to common stockholders increased to $9.1 million for the three months ended June 30, 2005 as compared to a net loss of $4.3 million attributable to common stockholders for the same period in 2004. For the three months ended June 30, 2005 our basic and diluted net income per share was $0.76 on basic and diluted shares outstanding of 11,972,260 and 11,988,740, respectively. For the same period of the prior year, our basic and diluted net loss per share was $0.63 on basic and diluted shares outstanding of 6,875,000.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Sales

Our sales for the six months ended June 30, 2005 were $396.5 million as compared to $183.8 million for the six months ended June 30, 2004, representing an increase of $212.7 million. This increase was primarily due to our delivery of an additional 2,576 railcars, an 82% increase, in the six months ended June 30, 2005, compared to the same period in 2004. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 81% of our total railcar deliveries for the six months ended June 30, 2005.

Gross Profit

Gross profit for the six months ended June 30, 2005 was $37.5 million as compared to $2.5 million for the six months ended June 30, 2004, representing an increase of $35.0 million. This increase was primarily due to our increased sales volume, an improved market pricing environment, operating leverage attributed to higher volume and the impact of the pass-through of increases in raw material costs to our customers with respect to a majority of our railcar deliveries. During the six months ended June 30, 2005 and 2004, our gross profit was adversely impacted by higher manufacturing costs of approximately $1.5 million and $6.5 million, respectively, associated with increased material, labor and other costs related to a contract with TTX Company for box cars. For the six months ended June 30, 2005, we were able to pass on increases in raw material costs to our customers with respect to 92% of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2005 were $14.2 million as compared to $7.0 million for the six months ended June 30, 2004, representing an increase of $7.2 million. Selling, general and administrative expenses were 3.6% of our sales for the six months ended June 30, 2005 and 3.8% of our sales for the six months ended June 30, 2004. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $1.6 million relating to our employee incentive program, charges related to the termination of management services and other agreements of $0.9 million, an additional charge of $0.4 million relating to a change in estimate of the charge resulting from the Johnstown labor settlement, and $0.4 million of expenses attributable to the implementation of controls and procedures applicable to public companies. In addition, selling, general and administrative expenses for the six months ended June 30, 2005 include $0.5 million of costs relating to operations at our Roanoke, Virginia facility.

Interest Expense

Net interest expense for the six months ended June 30, 2005 was $10.9 million as compared to $6.7 million for the six months ended June 30, 2004, representing an increase of $4.2 million. The increase in interest expense is primarily attributable to the accretion of additional interest on the rights to additional acquisition consideration prior to the payment of the additional acquisition consideration with the proceeds of the initial public offering. Interest expense and related accretion on the rights to additional acquisition consideration, including the one-time final payment resulting from the initial public offering, totaled $6.4 million for the six months ended June 30, 2005, while the interest expense on the rights to additional acquisition consideration for the six months ended June 30, 2004 was $2.6 million. Related-party interest expense and third-party interest expense for the six months ended June 30, 2005 were $3.3 million and $1.0 million, respectively, compared with $3.4 million and $0.5 million for the same period in 2004.

Income Taxes

The provision for income taxes was $1.4 million for the six months ended June 30, 2005, as compared to an income tax benefit of $3.2 million for the six months ended June 30, 2004. The effective tax rates for the six months ended June 30, 2005 and 2004 were 11.4% and 28.5%, respectively. The effective tax rate for the six months ended June 30, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.0% blended state rate, less a 24.1% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration and a 1.5% effect for other permanent differences. The effective tax rate for the six months ended June 30, 2004 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate, less an 8.1% effect for then-nondeductible interest expense on the rights to additional acquisition consideration and a 1.4% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $11.1 million for the six months ended June 30, 2005, reflecting an increase of $19.1 million from the net loss of $8.0 million for the six months ended June 30, 2004. Net income attributable to common stockholders increased to $10.7 million for the six months ended June 30, 2005 as compared to a net loss of $8.6 million attributable to common stockholders for the same period in 2004. For the six months ended June 30, 2005 our basic and diluted net income per share was $1.11 on basic and diluted shares outstanding of 9,751,020 and 9,723,306, respectively. For the same period of the prior year, our basic and diluted net loss per share was $1.24 on basic and diluted shares outstanding of 6,875,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2005 were proceeds from our initial public offering and cash generated from operations. For the six months ended June 30, 2004, our primary source of liquidity was provided by our cash reserves held at the beginning of the period. From the six months ended June 30, 2004 to the six months ended June 30, 2005, we had an increase in net cash provided by operating activities of $20.9 million. See “— Cash Flows.”

We completed an initial public offering on April 11, 2005 and issued 5.1 million shares at an offering price of $19.00 per share. Net proceeds from the offering and available cash have been used to, among other things, repay all of our long-term debt with the exception of certain capital leases, redeem all of our outstanding redeemable preferred stock and pay the additional acquisition consideration related to the acquisition of our business in 1999. Our long-term debt in existence immediately prior to our initial public offering consisted of our 15% Senior Notes due June 30, 2008 in the original principal amount of $25.0 million (the “senior notes,” which term includes the additional senior notes issued in payment of interest on the senior notes (the “PIK notes”)), our term loan having an original principal amount of $9.0 million (the “term loan”) and our $5.2 million variable demand industrial revenue bonds due 2010 (the “industrial revenue bonds”). Immediately upon the completion of the offering, we paid all amounts due under the rights to additional acquisition consideration and the term loan. The amounts due under the senior notes were placed in escrow and, upon expiration of the notice period, were paid on April 26, 2005. In addition, the payoff amount applicable to our industrial revenue bonds was placed in escrow and, upon expiration of the notice period, was paid on May 26, 2005.

As of June 30, 2005, the proceeds of the offering and available cash were used as follows: $48.4 million was used for the repayment of the senior notes; $35.0 million was used for payment under the rights to additional acquisition consideration; $13.0 million was used for the redemption of the redeemable preferred stock; $5.4 million was used for the repayment of the term loan; $5.2 million was used for the repayment of the industrial revenue bonds; and $0.9 million was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $0.1 million and a write-off of deferred financing costs of $0.4 million, each related to the term loan repayment, were recorded in April 2005. In addition, in April 2005, we recorded charges of $0.8 million related to unamortized discount on the senior notes and $4.6 million related to the additional accretion under the rights to additional acquisition consideration. The effects of the offering and payments noted above resulted in an aggregate pre-tax charge to operations of $6.8 million in the second quarter of 2005. Additionally, the estimated deferred offering costs of $4.8 million were recorded as a reduction in additional paid in capital.

On April 11, 2005, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on our leverage ratio. We pay a commitment fee of between 0.25% and 0.50% on the unused portion of the revolving credit facility. As of June 30, 2005, we had no outstanding borrowings under the revolving credit facility, we had $9.0 million in letters of credit under the letter of credit sub-facility and we had the ability to borrow $38.1 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

For the purpose of calculating interest coverage and leverage ratios under the revolving credit agreement, through September 30, 2005, EBITDA is adjusted to include up to $9.2 million in connection with the settlement of labor disputes; non-cash expenses relating to our stock option plan; and losses on a customer contract for boxcars in 2004.

As of June 30, 2005, we no longer had any remaining restricted cash. Restricted cash in the amount of $13.0 million was released during the three months ended June 30, 2005 as follows: $7.5 million held as additional collateral under the former revolving credit facility was released when we entered into the new revolving credit agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$36	$8	$19	$9	$—
Operating leases	10,212	1,232	2,175	2,028	4,777
Aluminum purchases	67,013	67,013	—	—	—

Total	$77,261	$68,253	$2,194	$2,037	$4,777

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Net cash provided by (used in):
Operating activities7	$21,234	$301
Investing activities	7,625	(753)
Financing activities	(19,605)	(1,750)

Total	$9,254	$(2,202)

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current assets and liabilities). Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. Our working capital accounts also fluctuate from quarter to quarter due to the timing of certain events, such as the payment or non-payment for our railcars. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.

Our net cash provided by operating activities for the six months ended June 30, 2005 was $21.2 million as compared to net cash provided by operating activities of $0.3 million for the six months ended June 30, 2004. The increase of $20.9 million in net cash provided by operating activities was primarily due to a $19.1 million increase in net income. The change in the primary elements of net working capital, which consist of accounts receivable, inventory and accounts payable, resulted in a $9.9 million use of cash for the six months ended June 30, 2005, primarily due to cash used for accounts payable of $11.9 million. The cash used for the primary working capital accounts was offset by timing differences in the operating assets and liabilities and non-cash expenses.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2005 was $7.6 million as compared to $0.8 million of net cash used in investing activities for the six months ended June 30, 2004. Net cash used in investing activities for the six months ended June 30, 2004 consisted solely of capital expenditures, while net cash provided by investing activities for the six months ended June 30, 2005 consisted of the release of restricted cash and capital expenditures. The $7.6 million of net cash provided by investing activities for the six months ended June 30, 2005 includes the release of $13.0 million of restricted cash, offset by capital expenditures of $5.3 million. For the six months ended June 30, 2005, $4.7 million of the $5.3 million of total capital expenditures during the period was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2005 was $19.6 million as compared to $1.8 million for the six months ended June 30, 2004. Cash used in financing activities for the six months ended June 30, 2004 consisted of long-term debt repayments applicable to our term loan. During the six months ended June 30, 2004, in addition to the regular monthly payments of approximately $0.2 million per month, we made a $0.8 million balloon payment on our term loan in accordance with the agreement governing the term loan concerning the payment of proceeds from the sale of rebuilt aggregate railcars. Net cash used in financing activities for the six months ended June 30, 2005 included net proceeds from the issuance of common stock of $87.3 million; payments on long-term debt of $59.0 million; redemption of redeemable preferred stock of $13.0 million; and payments of additional acquisition consideration of $35.0 million. The payments on long-term debt included $48.4 million for the repurchase of the senior notes; $5.4 million for the repayment of the term loan; and $5.2 million for the repayment of the industrial revenue bonds.

Capital Expenditures

Our capital expenditures were $5.3 million in the six months ended June 30, 2005 as compared to $0.7 million in the six months ended June 30, 2004. For the six months ended June 30, 2005, $4.7 million of the $5.3 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. The remaining $0.6 million of capital expenditures for the six months ended June 30, 2005 was comprised of expenditures for machinery and equipment at our Johnstown and Danville production facilities. Capital spending for the six months ended June 30, 2004 consisted of machinery and equipment expenditures. Total capital expenditures for the year ended December 31, 2005 are expected to be approximately $7.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of June 30, 2005, there were no borrowings under the revolving credit facility and we had issued approximately $9.0 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, all but one of our contracts for railcars in our backlog at June 30, 2005 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $200 per railcar, which, for the six months ended June 30, 2005, would have reduced income before income taxes by approximately $1.1 million.

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

Since November 2004, we have taken a number of steps that we believe have improved the effectiveness of our financial accounting and reporting processes and have added to and enhanced our resources and related infrastructure to support our financial accounting needs. We have engaged a consulting firm to assist us in analysis of, and planning for, improving our internal controls, as well as the implementation of such plans. In addition, we have added substantive accounting staff to enhance the control environment. Management has closely monitored the accounting processes of the Company and has noted significant improvements. We believe we have satisfactorily addressed the reportable condition described in the letter from our independent registered public accounting firm as a material weakness and plan to continue to closely monitor the accounting processes of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following the completion of our initial public offering on April 11, 2005, we granted options to purchase shares of our common stock to the executive officers listed below in the respective amounts in accordance with our 2005 Long-Term Incentive Plan.

Executive Officer	Option Amounts
John E. Carroll, Jr.	164,904
Edward J. Whalen	98,942
Kevin P. Bagby	65,962

Total	329,808

No consideration was paid for any of the options. The exercise price for these options was $19.00 per option share. The grant of these stock options was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The grant of these stock options did not involve the use of any underwriter, and no commissions were paid in connection with the grant of any of the stock options.

On April 5, 2005, our registration statement on Form S-1 (Registration No. 333-123384) was declared effective and, on that same date, we filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 333-123875) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (5,100,000 shares offered by the Company and 4,675,000 shares offered by selling stockholders, including 1,275,000 shares offered by selling stockholders pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $185,725,000. On April 11, 2005, the Company and the selling stockholders completed the sale of 9,775,000 shares of common stock to the public at a price of $19.00 per share and the offering was completed. The Company did not receive any proceeds from the sale of shares by the selling stockholders. UBS Securities LLC, Jefferies & Company, Inc., CIBC World Markets Corp. and LaSalle Debt Capital Markets acted as underwriters for the offering. The stock offering resulted in gross proceeds to the Company of $96,900,000. Estimated expenses related to the offering are as follows: $6,783,000 for underwriting discounts and commissions and $4,808,000 for other expenses, for total estimated expenses of $11,591,000. None of the expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates. We received net proceeds of approximately $85,309,000 in the offering.

As of June 30, 2005, the proceeds of the offering and available cash were used as follows: $48,361,000 was used for the repayment of the Senior Notes, $34,963,000 was used for payment under the rights to additional acquisition consideration, $13,000,000 was used for the redemption of the redeemable preferred stock, $5,371,000 was used for the repayment of the term loan, $5,232,000 was used for the repayment of the industrial revenue bonds and $900,000 was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $110,000 and a write-off of deferred financing costs of $439,000 were recorded in April 2005 related to the term loan repayment. In addition, in April 2005, we recorded charges of $766,000 related to unamortized discount on the senior notes and $4,617,000 related to the rights to additional acquisition consideration.

Certain uses of the net proceeds of the offering resulted in direct payments to certain of our directors, officers and persons who owned 10% or more of our common stock immediately prior to the completion of our initial public offering as follows:

•	approximately $24.2 million of the proceeds was used to repurchase the senior notes previously held by a former holder of 19.1% of our common stock;

•	an aggregate of approximately $30.5 million of the proceeds was used to pay amounts due under the rights to additional acquisition consideration to one of our directors (who formerly owned 16.6% of our common stock) and a former holder of 14.3% of our common stock;

•	an aggregate of approximately $11.8 million of the proceeds was used to redeem the redeemable preferred stock previously held by two of our directors (one of whom formerly owned 16.6% of our common stock), all of our officers and former holders of 20.9%, 19.1% and 14.3% of our common stock, respectively; and

•	an aggregate of $900,000 of the proceeds was used to make payments related to the termination of management services agreements and other agreements to one of our directors (who formerly owned 16.6% of our common stock) and former holders of 20.9% and 19.1% of our common stock, respectively.

ITEM 6. EXHIBITS

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 15, 2005	By:	/s/ John E. Carroll, Jr.
John E. Carroll, Jr., President and
Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.