Form 10-Q/A
period 2005-03-31
FreightCar America, Inc.
filed 2005-09-02
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

FREIGHTCAR AMERICA, INC.

EXPLANATORY NOTE

On September 2, 2005, the management and Audit Committee of FreightCar America, Inc. (the “Company”) determined that the Company’s (i) audited consolidated financial statements included in the Company’s Registration Statement on Form S-1 (Registration No. 333-123384) and the Company’s Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (Registration No. 333-123875) and (ii) unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005 should not be relied upon. This conclusion resulted from the Company’s review of accounting literature and recent interpretations and a reevaluation of its accounting for changes in restricted cash balances under the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” as reported in the Company’s Consolidated Statements of Cash Flows.

The restatements of the Condensed Consolidated Statements of Cash Flows for the periods described above have no effect on the overall net cash and cash equivalent position of the Company previously reported for the three months ended March 31, 2004 and 2005. The restated information did not result in any change to any financial information included in the Company’s Condensed Consolidated Statements of Operations, Balance Sheets and/or Statements of Stockholders’ Equity (Deficit) for such periods.

The Company’s cash flows from restricted cash deposits, which were reported as cash flows from operating activities in the Company’s unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005, should have been reported as cash flows from investing activities. As a result, the Company is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Original Report”) to amend Part I. Item 1 “Financial Statements” and Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report to the extent necessary to reflect the adjustments discussed above. We have also made related revisions to Part I. Item 4 “Controls and Procedures.” The remaining Items of the Company’s Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report on May 20, 2005, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date of the Original Report.

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

Commitments and contingencies

See Notes to Condensed Consolidated Financial Statements.

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

See Notes to Condensed Consolidated Financial Statements.

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

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2005
	(In thousands)
	(As Restated – See Note 2)
Cash flows from operating activities
Net (loss) income	$(3,975)	$1,914
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation	1,738	1,665
Amortization of intangible assets	147	147
Amortization of deferred financing costs	135	95
Accretion of Senior Notes	178	237
Accretion of deferred revenue	95	95
PIK Notes issued for interest	1,493	1,670
Interest expense on rights to additional acquisition consideration	1,247	1,559
Deferred income taxes	(1,743)	1,279
Changes in operating assets and liabilities:
Accounts receivable	(375)	414
Inventories	(5,042)	(11,556)
Prepaid expenses and other current assets	536	(50)
Accounts payable	6,506	8,853
Accrued payroll and employee benefits	402	2,404
Accrued warranty	(49)	305
Other current liabilities	(4,176)	(1,014)
Deferred revenue	(67)	(187)
Accrued pension costs and accrued postretirement benefits	229	1,126

Net cash flows (used in) provided by operating activities	(2,721)	8,956

Cash flows from investing activities
Purchases of property, plant and equipment	(268)	(2,042)
Restricted cash deposits	(14)	(40)

Net cash flows used in investing activities	(282)	(2,082)

Cash flows from financing activities
Payments on long-term debt	(1,250)	(500)
Deferred offering costs	—	(1,262)

Net cash flows used in financing activities	(1,250)	(1,762)

Net (decrease) increase in cash and cash equivalents	(4,253)	5,112
Cash and cash equivalents at beginning of period	20,008	11,213

Cash and cash equivalents at end of period	$15,755	$16,325

Supplemental cash flow information
Cash paid during the period for:
Interest	$286	$202

Capital lease obligations incurred for equipment	$—	$39

Non-cash transaction:
Redeemable preferred stock dividends accumulated	$266	$280

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

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

Note 2 - Basis of Presentation and Restatement

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005.

Subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2005, the Company’s management determined that changes in restricted cash deposits previously reported in the Condensed Consolidated Statements of Cash Flows as operating activities should have been reported in the Condensed Consolidated Statements of Cash Flows as investing activities. Accordingly, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005 have been restated from the amounts previously reported.

A summary of the effects of the restatement is as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash flows (used in) provided by operating activities	$(2,735)	$(2,721)	$8,916	$8,956
Net cash flows used in investing activities	$(268)	$(282)	$(2,042)	$(2,082)

Note 3 – Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Since the Company produces railcars based upon specific customer orders, management does not expect the provisions of SFAS No. 151 to have a material impact on the Company’s financial statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management has not yet evaluated the impact of the adoption of SFAS No. 153 on the Company’s financial statements. The Company plans to adopt SFAS No. 153 effective January 1, 2006 as required.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The revised provisions of SFAS No. 123 will be effective for the Company beginning January 1, 2006. Management has not yet evaluated the impact of the revisions to SFAS No. 123 on the Company’s financial statements.

Note 4 - Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Used railcars are stated at the estimated fair market value at date of receipt less a normal profit margin. The components of inventories are as follows:

	December 31, 2004	March 31, 2005
	(In thousands)
Raw materials and purchased components	$146	$280
Work in process	55,304	49,038
Finished new railcars	14,386	32,098
Used railcars held for sale	3,382	3,358

Total inventories	$73,218	$84,774

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2004	March 31, 2005
Land	$909	$909

Buildings and improvements	24,189	24,298
Machinery and equipment	33,571	33,673

Cost of buildings, improvements, machinery and equipment	57,760	57,971
Less: Accumulated depreciation and amortization	(35,009)	(36,674)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	22,751	21,297
Construction in process	539	2,409

Total property, plant and equipment, net	$24,199	$24,615

FreightCar America, Inc.

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

Pension Benefits

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Service cost	$364	$511
Interest cost	422	600
Expected return on plan assets	(300)	(386)
Amortization of prior service cost	18	158
Amortization of unrecognized net loss	150	143

	$654	$1,026

Postretirement Benefit Plan

	Three Months Ended March 31,
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

FreightCar America, Inc.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q/A. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

The agreements governing the former revolving credit facility, the senior notes and term loan required us to maintain specified financial covenants, including certain leverage, fixed charge coverage and interest ratios based on EBITDA (as defined in those agreements), along with minimum levels of EBITDA. We are no longer subject to financial covenants applicable to the senior notes and the term loan, as these have been repaid. Further, unlike the former revolving credit facility, the new revolving credit agreement does not contain minimum EBITDA requirements.

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

There have been no borrowings under the new revolving credit agreement as of the filing date of this quarterly report on Form 10-Q/A.

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

The Series A voting preferred stock and Series B non-voting preferred stock both have a liquidation value of $500 per share and are subject to a 17% preferential cumulative dividend. Cumulative dividends amount to $0.8 million per year for the Series A voting preferred stock and $0.3 million per year for the Series B non-voting preferred stock. Accumulated but undeclared dividends at December 31, 2004 and March 31, 2005, respectively, were $4.2 million and $4.4 million for the Series A voting preferred stock and $1.8 million and $1.9 million for the Series B non-voting preferred stock.

In addition to the contractual obligations set forth above, we would be required to pay interest under our senior notes, term loan and industrial revenue bonds. With respect to our senior notes, which bear interest at the rate of 15% annually until July 1, 2006 and 17% thereafter, we may elect to pay interest quarterly in the form of additional senior notes issued as payment-in-kind through June 30, 2008. Annual interest on the senior notes would equal $4.6 million in 2005, $5.7 million in 2006, $7.1 million in 2007 and $4.0 million for the six months ended June 30, 2008. The additional senior notes issued as payment-in-kind, plus accrued interest, would be repayable on June 30, 2008. Borrowings under the term loan bear interest, which is payable monthly, at a variable rate based on LIBOR, with a weighted average interest rate, as of March 31, 2005, of 7.16% per year. The total principal and interest payment under the term loan would be approximately $178,600 per month. The industrial revenue bonds bear interest at a variable rate (1.92% as of March 31, 2005) which is payable quarterly. The principal amount of the industrial revenue bonds is due on December 1, 2010. The holders of the industrial revenue bonds have the right, on a weekly basis, to require us to repurchase the industrial revenue bonds. Assuming that the interest rate of 1.92% were to stay in effect, quarterly interest payments would be approximately $24,960.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$(2,721)	$8,956
Investing activities	(282)	(2,082)
Financing activities	(1,250)	(1,762)

Total	$(4,253)	$5,112

The cash flow discussion gives effect to the restatement discussed in Note 2 to the condensed consolidated financial statements.

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

Our net cash provided by operating activities for the three months ended March 31, 2005 was $9.0 million as compared to net cash used in operating activities of $2.7 million for the three months ended March 31, 2004. The increase of $11.7 million in net cash provided by operating activities was primarily due to a $5.9 million increase in net income; a $3.2 million increase in other current liabilities; a $3.0 million increase in deferred taxes; a $2.0 million increase in accrued payroll and employee benefits; and a $1.8 million increase in cash provided by accounts receivable and other operating activities. These increases in cash provided by operating activities were partially offset by a $4.2 million increase in cash used for inventory, net of the increase in accounts payable, due to the significant quarter over quarter growth in railcar orders.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2005 was $2.1 million as compared to $0.3 million for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2005 and March 31, 2004 consisted solely of capital expenditures and restricted cash deposits. For the three months ended March 31, 2005, $1.8 million of the $2.0 million of total capital spending was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains or incorporates by reference forward-looking statements, in particular, statements about our plans, strategies and prospects. Forward-looking statements typically are identified by the use of terms, such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions, although some forward-looking statements are expressed differently. We have based our forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On September 2, 2005, the management and Audit Committee of FreightCar America, Inc. determined to restate the Company’s (i) audited consolidated financial statements included in the Company’s Registration Statement on Form S-1 (Registration No. 333-123384) and the Company’s Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (Registration No. 333-123875) and (ii) unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. This determination resulted from the Company’s review of accounting literature and recent interpretations and a reevaluation of its accounting for changes in restricted cash balances under the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” as reported in the Company’s Consolidated Statements of Cash Flows. Pursuant to Public Company Accounting Oversight Board Auditing Standard No. 2, paragraph 140, these restatements reflect a material weakness in internal control over financing reporting. Subsequent to the filing of the original Form 10-Q and in connection with the preparation of this Form 10-Q/A we have involved additional personnel in the preparation and review of the consolidated statement of cash flows and believe, as of the date hereof, we have remediated this material weakness.

In connection with this restatement, our management reevaluated the effectiveness of our disclosure controls and procedures. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of such period. However, as of the date hereof, our management has determined that our disclosure controls and procedures are effective.

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

ITEM 6. EXHIBITS

(a)	Exhibits filed as part of this Form 10-Q/A:

10.1	Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the various financial institutions party thereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 14, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: September 2, 2005	By:	/s/ John E. Carroll, Jr.
John E. Carroll, Jr., President and
Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the various financial institutions party thereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 14, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.