Form 10-Q/A
period 2005-06-30
FreightCar America, Inc.
filed 2005-09-02
CIK 1320854

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

The restatements of the Consolidated Statements of Cash Flows for the periods described above have no effect on the overall net cash and cash equivalent position of the Company previously reported for the six months ended June 30, 2004. The restated information did not result in any change to any financial information included in the Company’s Condensed Consolidated Statements of Operations, Balance Sheets and/or Statements of Stockholders’ Equity (Deficit) for such periods.

Although the Company’s Condensed Consolidated Statements of Cash Flows included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “Original Report”) properly reported the Company’s changes in restricted cash deposits for the six months ended June 30, 2004 as cash flows from investing activities, the interim financial statements should have indicated that the Company’s Condensed Consolidated Statements of Cash Flows for such period are restated and should have included an explanatory note regarding the reclassification of cash flows from restricted cash deposits and withdrawals as cash flows from investing activities. As a result, the Company is filing this Amendment No. 1 (the “Amended Report”) to the Original Report to amend Part I. Item 1 “Financial Statements” of the Original Report to the extent necessary to reflect the adjustments discussed above. We have also made related revisions to Part I. Item 4 “Controls and Procedures.” The remaining Items of the Company’s Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report on August 15, 2005, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date of the Original Report.

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

Commitments and contingencies

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
Redeemable preferred stock (see Note 12)
Series A voting (pre-merger company)	—	8,486
Series B non-voting (pre-merger company)	—	3,696

Total redeemable preferred stock	—	12,182

Stockholders’ equity (deficit)
Preferred stock (see Note 12)
Series A voting	—	—
Series B non-voting	—	—

Total preferred stock	—	—

Common stock (see Note 12)
Common stock	125	—
Class A voting (pre-merger company)	—	—
Class B non-voting (pre-merger company)	—	—

Total common stock	125	—
Additional paid in capital	93,646	8,900
Accumulated other comprehensive loss	(5,055)	(5,055)
Accumulated deficit	(30,186)	(40,934)

Total stockholders’ equity (deficit)	58,530	(37,089)

Total liabilities and stockholders’ equity (deficit)	$186,517	$191,143

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

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004 (1)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$11,059	$(8,021)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation	3,432	3,366
Amortization of intangible assets	295	295
Amortization of deferred financing costs	184	270
Write-off of deferred financing costs	439	—
Accretion of Senior Notes	1,071	357
Accretion of deferred revenue	513	190
PIK Notes issued for interest	2,182	3,041
Interest expense and related accretion on rights to additional acquisition consideration	6,382	2,598
Deferred income taxes	1,238	(3,198)
Compensation expense under stock option agreements	69	—
Changes in operating assets and liabilities:
Accounts receivable	(1,055)	(1,016)
Inventories	3,099	(20,722)
Prepaid expenses and other current assets	(2,802)	(1,647)
Income taxes receivable	—	815
Accounts payable	(11,906)	23,147
Accrued payroll and employee benefits	5,457	1,309
Accrued warranty	498	403
Other current liabilities	(957)	(622)
Deferred revenue	(337)	(114)
Accrued pension costs and accrued postretirement benefits	2,373	(150)

Net cash flows provided by operating activities	21,234	301

Cash flows from investing activities
Restricted cash withdrawals (deposits), net	12,955	(25)
Purchases of property, plant and equipment	(5,330)	(728)

Net cash flows provided by (used in) investing activities	7,625	(753)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	87,322	—
Payments on long-term debt	(58,964)	(1,750)
Redemption of preferred stock and payment of accumulated dividends	(13,000)	—
Payments of additional acquisition consideration	(34,963)	—

Net cash flows used in financing activities	(19,605)	(1,750)

Net increase (decrease) in cash and cash equivalents	9,254	(2,202)
Cash and cash equivalents at beginning of period	11,213	20,008

Cash and cash equivalents at end of period	$20,467	$17,806

Supplemental cash flow information
Cash paid for:
Interest (includes $26,790 relating to additional acquisition consideration and $28,361 relating to Senior Notes and previously accrued but unpaid PIK Notes)	$55,637	$366

Capital lease obligations incurred for equipment	$39	$—

Non-Cash Transaction:
Redeemable preferred stock dividends accumulated	$—	$532

(1)	As Restated - See Note 2.

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 1 – Description of the Business

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

Note 2 – Basis of Presentation and Restatement

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

Subsequent to the issuance of the Company’s June 30, 2005 Condensed Consolidated Financial Statements, the Company’s management determined that the changes in restricted cash deposits previously reported in the Condensed Consolidated Financial Statement of Cash Flows as an operating activity should have been recorded as an investing activity. Accordingly, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 has been restated from amounts previously reported.

A summary of the effects of the restatement is as follows:

	Six Months Ended June 30, 2004
	As Previously Reported	As Restated
Net cash flows provided by operating activities	$276	$301
Net cash flows used in investing activities	$(728)	$(753)

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

Note 5 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Used railcars are stated at the estimated fair market value at date of receipt less a normal profit margin. The components of inventories are as follows:

	June 30, 2005	December 31, 2004
Raw materials and purchased components	$—	$146
Work in process	51,124	55,304
Finished new railcars	17,802	14,386
Used railcars held for sale	1,193	3,382

Total inventories	$70,119	$73,218

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 6 – Property, Plant and Equipment

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

Note 8 – Product Warranties

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

Note 9 – Borrowing Arrangements

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

Note 11 – Employee Benefit Plans

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

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of net periodic benefit cost for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2005	2004	2005	2004
Service cost	$511	$364	$1,022	$728
Interest cost	600	422	1,200	844
Expected return on plan assets	(386)	(300)	(772)	(600)
Amortization of prior service cost	158	18	316	36
Amortization of unrecognized net loss	143	150	286	300

	$1,026	$654	$2,052	$1,308

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2005	2004	2005	2004
Service cost	$201	$97	$402	$271
Interest cost	742	200	1,484	583
Amortization of prior service cost	450	(9)	900	(23)
Amortization of unrecognized net loss	111	66	222	186

	$1,504	$354	$3,008	$1,017

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

Note 12 – Redeemable Preferred Stock, Preferred Stock and Common Stock

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

The components of redeemable preferred stock, preferred stock and common stock are as follows:

	June 30, 2005	December 31, 2004
Redeemable Preferred Stock
Preferred stock, Series A voting (pre-merger company), $500 par value, 100,000 shares authorized, 8,660 shares issued and outstanding at December 31, 2004 (liquidation preference of $8,486)	$—	$8,486
Preferred stock, Series B non-voting (pre-merger company), $500 par value, 100,000 shares authorized, 3,840 shares issued and outstanding at December 31, 2004 (liquidation preference of $3,696)	—	3,696

Total redeemable preferred stock	$—	$12,182

Preferred Stock
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2005	$—	$—

Total preferred stock	$—	$—

Common Stock
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,532,700 shares issued and outstanding at June 30, 2005	$125	$—
Common stock, Class A voting (pre-merger company), $0.01 par value, 100,000 shares authorized, 6,138,000 shares issued and outstanding at December 31, 2004	—	—
Common stock, Class B non-voting (pre-merger company), $0.01 par value, 100,000 shares authorized, 737,000 shares issued and outstanding at December 31, 2004	—	—

Total common stock	$125	$—

Note 13 – Comprehensive Income

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) attributable to common stockholders, as reported	$9,114	$(4,312)	$10,748	$(8,553)
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	44	—	44	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax(1)	(143)	—	(143)	—

Net earnings (loss) attributable to common stockholders, pro forma	$9,015	$(4,312)	$10,649	$(8,553)

Net income (loss) per common share attributable to common stockholders – basic and diluted
As reported	$0.76	$(0.63)	$1.11	$(1.24)

Pro forma	$0.75	$(0.63)	$1.10	$(1.24)

(1)	Compensation expense was determined based on the Black-Scholes option pricing model using the following assumptions: dividend yield of 0.5%; risk-free interest rates ranging between 4.17% and 4.24%; expected volatility of 35%; and expected lives of the options ranging between 5.5 and 6.5 years.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 16 – Operating Segment and Concentration of Sales

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

For the purpose of calculating interest coverage and leverage ratios under the revolving credit agreement, through September 30, 2005, EBITDA, as defined in such agreement, is adjusted to include up to $9.2 million in connection with the settlement of labor disputes; non-cash expenses relating to our stock option plan; and losses on a customer contract for boxcars in 2004.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Net cash provided by (used in):
Operating activities	$21,234	$301
Investing activities	7,625	(753)
Financing activities	(19,605)	(1,750)

Total	$9,254	$(2,202)

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

There has been no other change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain uses of the net proceeds of the offering resulted in direct payments to certain of our directors, officers and persons who owned 10% or more of our common stock immediately prior to the completion of our initial public offering as follows:

•	approximately $24.2 million of the proceeds was used to repurchase the senior notes previously held by a former holder of 19.1% of our common stock;

•	an aggregate of approximately $30.5 million of the proceeds was used to pay amounts due under the rights to additional acquisition consideration to one of our directors (who formerly owned 16.6% of our common stock) and a former holder of 14.3% of our common stock;

•	an aggregate of approximately $11.8 million of the proceeds was used to redeem the redeemable preferred stock previously held by two of our directors (one of whom formerly owned 16.6% of our common stock), all of our officers and former holders of 20.9%, 19.1% and 14.3% of our common stock, respectively; and

•	an aggregate of $900,000 of the proceeds was used to make payments related to the termination of management services agreements and other agreements to one of our directors (who formerly owned 16.6% of our common stock) and former holders of 20.9% and 19.1% of our common stock, respectively.

ITEM 6.	EXHIBITS

(a)	Exhibits filed as part of this Form 10-Q/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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