Form 10-Q
period 2005-09-30
FreightCar America, Inc.
filed 2005-11-14
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of October 31, 2005, there were 12,532,700 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$45,489	$11,213
Restricted cash	—	1,200
Accounts receivable, net	3,904	4,136
Inventories	80,955	73,218
Prepaid expenses and other current assets	3,406	983
Deferred income taxes	9,396	10,519

Total current assets	143,150	101,269

Property, plant and equipment, net	25,054	24,199
Restricted cash	—	11,755
Deferred financing costs, net	764	915
Deferred offering costs	—	2,013
Intangible assets, net	13,195	13,637
Goodwill	21,521	21,521
Deferred income taxes	12,136	15,834

Total assets	$215,820	$191,143

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$66,388	$69,631
Current portion of long-term debt	9	2,000
Accrued payroll and employee benefits	16,161	9,904
Income taxes payable	7,583	—
Accrued warranty	7,276	5,964
Other current liabilities	3,634	5,274
Industrial revenue bonds	—	5,200

Total current liabilities	101,051	97,973

Long-term debt, less current portion	25	48,858
Deferred revenue	—	4,883
Accrued pension costs, less current portion	17,131	16,767
Accrued postretirement benefits	22,340	18,988
Rights to additional acquisition consideration, including accumulated accretion of $0 and $20,408, respectively	—	28,581

Total liabilities	140,547	216,050

Commitments and contingencies

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
Redeemable preferred stock (see Note 12)
Series A voting (pre-merger company)	—	8,486
Series B non-voting (pre-merger company)	—	3,696

Total redeemable preferred stock	—	12,182
Stockholders’ equity (deficit)
Preferred stock (see Note 12)
Series A voting	—	—
Series B non-voting	—	—

Total preferred stock	—	—
Common stock (see Note 12)
Common stock	125	—
Class A voting (pre-merger company)	—	—
Class B non-voting (pre-merger company)	—	—

Total common stock	125	—
Additional paid in capital	93,725	8,900
Accumulated other comprehensive loss	(5,055)	(5,055)
Accumulated deficit	(13,522)	(40,934)

Total stockholders’ equity (deficit)	75,273	(37,089)

Total liabilities and stockholders’ equity (deficit)	$215,820	$191,143

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Sales	$263,405	$118,630	$659,924	$302,443
Cost of sales	227,774	113,589	586,750	294,883

Gross profit	35,631	5,041	73,174	7,560
Selling, general and administrative expense	7,378	3,707	21,118	10,700
Compensation expense under stock option agreements (selling, general and administrative expense)	82	—	151	—
Provision for settlement of labor disputes (selling, general and administrative expense)	—	9,159	370	9,159

Operating income (loss)	28,171	(7,825)	51,535	(12,299)
Interest income	(308)	(35)	(650)	(87)
Related-party interest expense	—	1,787	3,253	5,184
Third-party interest expense	388	288	1,352	819
Interest expense and related accretion on rights to additional acquisition consideration	—	1,559	6,382	4,157
Write-off of deferred financing costs	—	—	439	—
Amortization of deferred financing costs	76	94	260	364

Income (loss) before income taxes	28,015	(11,518)	40,499	(22,736)
Income tax provision (benefit)	10,976	(4,053)	12,401	(7,250)

Net income (loss)	17,039	(7,465)	28,098	(15,486)
Redeemable preferred stock dividends accumulated	—	265	311	797

Net income (loss) attributable to common stockholders	$17,039	$(7,730)	$27,787	$(16,283)

Net income (loss) per common share attributable to common stockholders – basic	$1.36	$(1.12)	$2.61	$(2.37)

Net income (loss) per common share attributable to common stockholders – diluted	$1.35	$(1.12)	$2.59	$(2.37)

Weighted average common shares outstanding – basic	12,532,700	6,875,000	10,664,568	6,875,000

Weighted average common shares outstanding – diluted	12,667,234	6,875,000	10,715,399	6,875,000

Dividends declared per common share	$0.03	$—	$0.03	$—

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004 (1)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$28,098	$(15,486)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation	5,330	5,078
Amortization of intangible assets	442	442
Amortization of deferred financing costs	260	364
Write-off of deferred financing costs	439	—
Accretion of Senior Notes	1,071	536
Accretion of deferred revenue	791	285
PIK Notes issued for interest	2,182	4,648
Interest expense and related accretion on rights to additional acquisition consideration	6,382	4,157
Deferred income taxes	4,821	(7,250)
Provision for settlement of labor disputes	370	9,159
Compensation expense under stock option agreements	151	—
Changes in operating assets and liabilities:
Accounts receivable	232	(1,129)
Inventories	(7,737)	(44,458)
Prepaid expenses and other current assets	(2,971)	(370)
Accounts payable	(3,612)	37,355
Accrued payroll and employee benefits	6,257	2,081
Income tax payable/receivable	7,583	815
Accrued warranty	1,312	558
Other current liabilities	(1,405)	(3,419)
Deferred revenue	(5,674)	(678)
Accrued pension costs and accrued postretirement benefits	3,716	(2,789)

Net cash flows provided by (used in) operating activities	48,038	(10,101)

Cash flows from investing activities
Restricted cash withdrawals (deposits), net	12,955	(1,238)
Purchases of property, plant and equipment	(6,381)	(1,122)

Net cash flows provided by (used in) investing activities	6,574	(2,360)

Cash flows from financing activities
Issuance of common stock (net of issuance costs) and deferred offering costs	87,319	(595)
Payments on debt	(59,316)	(2,250)
Redemption of preferred stock and payment of accumulated dividends	(13,000)	—
Payments of additional acquisition consideration	(34,963)	—
Cash dividends paid to common stockholders	(376)	—

Net cash flows used in financing activities	(20,336)	(2,845)

Net increase (decrease) in cash and cash equivalents	34,276	(15,306)
Cash and cash equivalents at beginning of period	11,213	20,008

Cash and cash equivalents at end of period	$45,489	$4,702

Supplemental cash flow information
Cash paid for/received from:
Interest (includes for the nine months ended September 30, 2005 $26,790 relating to additional acquisition consideration and $28,361 relating to Senior Notes and previously accrued but unpaid PIK Notes)	$56,506	$841

Income tax refunds, excluding pre-acquisition tax refund	$—	$839

Non-Cash Transactions:
Capital lease obligations incurred for equipment	$39	$—

Redeemable preferred stock dividends accumulated	$—	$797

(1)	As Restated - See Note 2.

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

Note 2 – Basis of Presentation and Restatement

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-128122) filed with the SEC on September 12, 2005.

Subsequent to the issuance of the Company’s June 30, 2005 Condensed Consolidated Financial Statements, the Company’s management determined that the changes in restricted cash deposits previously reported in the Condensed Consolidated Statement of Cash Flows as an operating activity should have been recorded as an investing activity. Accordingly, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 has been restated from amounts previously reported.

A summary of the effects of the restatement is as follows:

	Nine Months Ended September 30, 2004
	As Previously Reported	As Restated
Net cash flows used in operating activities	$(11,339)	$(10,101)
Net cash flows used in investing activities	$(1,122)	$(2,360)

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management has not yet completed its evaluation of the impact of the adoption of SFAS No. 153 on the Company’s financial statements. The Company plans to adopt SFAS No. 153 effective January 1, 2006 as required.

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. Management expects that the provisions of SFAS No. 123 (R) will be effective for the Company beginning January 1, 2006. Management has not yet completed its evaluation of the impact of SFAS No. 123 (R) on the Company’s financial statements.

Note 4 – Initial and Secondary Public Offerings

On April 5, 2005, the Company’s registration statement on Form S-1 (Registration No. 333-123384) was declared effective and, on that same date, the Company filed a registration statement on Form S-1 pursuant to Rule 462(b) under the Securities Act (Registration No. 333-123875) (collectively, the “Registration Statement”). Pursuant to the Registration Statement, as amended, the Company registered 9,775,000 shares of common stock (5,100,000 shares offered by the Company and 4,675,000 shares offered by selling stockholders, including 1,275,000 shares offered by selling stockholders pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $185,725. On April 11, 2005, the Company and the selling stockholders completed the sale of 9,775,000 shares of common stock to the public at a price of $19.00 per share and the offering was completed. The Company did not receive any proceeds from the sale of shares by the selling stockholders. UBS Securities LLC, Jefferies & Company, Inc., CIBC World Markets Corp. and LaSalle Debt Capital Markets acted as underwriters for the offering. The stock offering resulted in gross proceeds to the Company of $96,900. Expenses related to the offering are as follows: $6,783 for underwriting discounts and commissions and $4,811 for other expenses, for total expenses of $11,594. None of the expenses resulted in direct or indirect payments to any of the Company’s directors, officers or their associates, to persons owning 10% or more of the Company’s common stock or to any of the Company’s affiliates. The Company received net proceeds of approximately $85,306 in the offering.

As of September 30, 2005, the proceeds of the offering and available cash were used as follows: $48,361 was used for the repayment of the Senior Notes, $34,963 was used for payment under the rights to additional acquisition consideration, $13,000 was used for the redemption of the redeemable preferred stock, $5,371 was used for the repayment of the term loan, $5,232 was used for the repayment of the industrial revenue bonds and $900 was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $110 and a write-off of deferred financing costs of $439 were recorded in April 2005 related to the term loan repayment. In addition, in April 2005, the Company recorded charges of $766 related to unamortized discount on the senior notes and $4,617 related to the rights to additional acquisition consideration.

In September 2005, the Company completed a secondary offering of its common stock whereby the selling stockholders, including all of the Company’s executive officers and certain of the Company’s directors, offered and sold 2,626,317 shares (including 342,563 shares following the exercise of the underwriters’ over-allotment option) at a price of $40.50 per share. The Company did not sell any shares and did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $850 of expenses in connection with the secondary offering which were recognized in the condensed consolidated statement of operations.

Note 5 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Used railcars are stated at the estimated fair market value at date of receipt less a normal profit margin. The components of inventories are as follows:

	September 30, 2005	December 31, 2004
Raw materials and purchased components	$—	$146
Work in process	62,185	55,304
Finished new railcars	18,770	14,386
Used railcars held for sale	—	3,382

Total inventories	$80,955	$73,218

Note 6 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2005	December 31, 2004
Land	$909	$909

Buildings and improvements	26,215	24,189
Machinery and equipment	37,376	33,571

Cost of buildings, improvements, machinery and equipment	63,591	57,760
Less: Accumulated depreciation and amortization	(40,335)	(35,009)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	23,256	22,751
Construction in process	889	539

Total property, plant and equipment, net	$25,054	$24,199

Note 7 – Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on January 1, 2002. This standard requires that goodwill and intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its related carrying value.

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

Intangible assets consist of the following:

	September 30, 2005	December 31, 2004
Patents	$13,097	$13,097
Accumulated amortization	(6,686)	(6,244)

Patents, net of accumulated amortization	6,411	6,853
Pension intangible asset	6,784	6,784

Total intangible assets	$13,195	$13,637

Patents are being amortized over their remaining legal life from the date of acquisition on a straight-line method. The weighted average remaining life of the Company’s patents is 11 years. Amortization expense related to patents, which is included in cost of sales, was $147 and $147 for the three months ended September 30, 2005 and 2004, respectively, and $442 and $442 for the nine months ended September 30, 2005 and 2004, respectively. The Company estimates amortization expense for each of the five years in the period ending December 31, 2009 will be approximately $590.

Note 8 – Product Warranties

The Company establishes a warranty reserve for new railcar sales at the time of sale, estimates the amount of the warranty accrual for new railcars sold based on the history of warranty claims for the type of railcar and adjusts the reserve for significant known claims in excess of established reserves.

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the three and nine months ended September 30, 2005 and 2004, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at the beginning of the period	$6,462	$5,727	$5,964	$5,324
Warranties issued during the period	1,356	990	3,495	2,155
Reductions for payments, cost of repairs and other	(542)	(503)	(2,183)	(1,265)
Changes in the warranty reserve for preexisting warranties	—	(332)	—	(332)

Balance at the end of the period	$7,276	$5,882	$7,276	$5,882

Note 9 – Borrowing Arrangements

Total debt consists of the following:

	September 30, 2005	December 31, 2004
Senior Notes (net of unamortized discount of $0 and $1,071)	$—	$23,929
PIK Notes	—	21,179
Term Loan	—	5,750
Short-term Industrial Revenue Bonds	—	5,200
Capital lease	34	—

Total debt	34	56,058
Current portion and short-term debt	(9)	(7,200)

Long-term debt, less current portion and short-term debt	$25	$48,858

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

Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association and the lenders party thereto providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory, with a sub-facility for letters of credit that may not exceed $30 million. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of September 30, 2005, the Company had the ability to borrow $41.8 million under this facility.

Note 10 – Contingencies

On November 15, 2004, JAC entered into a settlement agreement with The United Steelworkers of America, or the USWA, which represents the Company’s unionized employees in its Johnstown, Pennsylvania manufacturing facility. The settlement agreement sets forth the terms of a new 42-month collective bargaining agreement with the Company’s unionized employees at its Johnstown facility. The settlement agreement also provides for the resolution of charges made by the USWA against the Company with the National Labor Relations Board, or NLRB, certain related class action lawsuits, and certain workplace grievance matters. On May 4, 2005, the United States District Court for the Western District of Pennsylvania approved the settlement, and all of the conditions to the effectiveness of the settlement were met as of such date.

The Company is involved in various warranty and repair claims and related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s financial position, results of operations or cash flows.

Note 11 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans covering substantially all of the employees of JAC and Operations. The Company uses a measurement date of December 31 for all of its employee benefit plans. Contributions to the plans are made based upon the minimum amounts required under the Employee Retirement Income Security Act. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

On November 15, 2004, JAC entered into a settlement agreement (as more fully described in Note 10). In connection with this settlement agreement, the Company recorded expenses of $1.7 million and $4.4 million during the third quarter of 2004 related to its defined benefit pension plan and post-retirement benefit plan, respectively.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2005 and 2004, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$511	$364	$1,533	$1,092
Interest cost	600	444	1,800	1,288
Settlement of labor dispute	—	1,714	—	1,714
Expected return on plan assets	(386)	(300)	(1,158)	(900)
Amortization of prior service cost	158	18	474	54
Amortization of unrecognized net loss	143	150	429	450

	$1,026	$2,390	$3,078	$3,698

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Postretirement Benefit Plan
Service cost	$201	$359	$603	$630
Interest cost	742	801	2,226	1,384
Settlement of labor dispute	—	4,433	—	4,433
Amortization of prior service cost	450	(28)	1,350	(51)
Amortization of unrecognized net loss	111	249	333	435

	$1,504	$5,814	$4,512	$6,831

The Company made contributions to the Company’s defined benefit pension plan of $1,444 and $2,566, respectively, for the three months ended September 30, 2005 and 2004, and $3,104 and $4,756, respectively, for the nine months ended September 30, 2005 and 2004. Total contributions to the Company’s defined benefit pension plan in 2005 are expected to be approximately $4,049. The Company made payments to the Company’s postretirement benefit plan of approximately $708 and $136, respectively, for the three months ended September 30, 2005 and 2004, and $2,124 and $408, respectively, for the nine months ended September 30, 2005 and 2004. Total payments to the Company’s postretirement benefit plan in 2005 are expected to be approximately $2,832.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $354 and $158 for the three months ended September 30, 2005 and 2004, respectively, and $891 and $529 for the nine months ended September 30, 2005 and 2004, respectively.

Note 12 – Redeemable Preferred Stock, Preferred Stock and Common Stock

On April 1, 2005, our former parent company, also named FreightCar America, Inc., merged with and into the Company, then a newly formed, wholly owned subsidiary of the former parent company and then named FCA Acquisition Corp. The Company is authorized to issue 50 million shares of common stock with a par value of $0.01 per share, and 2.5 million shares of preferred stock with a par value of $0.01 per share. As a result of the merger, all of the holders of the issued and outstanding shares of Class A voting common stock and Class B non-voting common stock of the former parent company received, in exchange for their shares, such number of shares of the common stock of the Company equal to the aggregate number of their shares multiplied by 550. The holders of the issued and outstanding shares of Series A voting preferred stock and Series B non-voting preferred stock of the former parent company (also referred to, collectively, as the redeemable preferred stock) received, in exchange for their shares and on a one-for-one basis, shares of the Company’s Series A voting preferred stock and Series B non-voting preferred stock with identical terms (except that the par value of the Series A voting preferred stock and the Series B non-voting preferred stock was changed from $500 per share to $0.01 per share and the liquidation preference of the Series A voting preferred stock and the Series B non-voting preferred stock was changed to include the value of the accrued liquidation preference of the pre-merger shares of preferred stock). Immediately following the merger, the Company, which was the surviving corporation in the merger, changed its name to “FreightCar America, Inc.” Immediately following the completion of the Company’s initial public offering on April 11, 2005, all of the issued and outstanding shares of redeemable preferred stock of the Company were redeemed. All per common share amounts and common shares outstanding have been restated for all periods presented to reflect the merger described above. Authorized shares have not been restated.

The components of redeemable preferred stock, preferred stock and common stock are as follows:

	September 30, 2005	December 31, 2004
Redeemable Preferred Stock
Preferred stock, Series A voting (pre-merger company), $500 par value, 100,000 shares authorized, 8,660 shares issued and outstanding at December 31, 2004 (liquidation preference of $8,486)	$—	$8,486
Preferred stock, Series B non-voting (pre-merger company), $500 par value, 100,000 shares authorized, 3,840 shares issued and outstanding at December 31, 2004 (liquidation preference of $3,696)	—	3,696

Total redeemable preferred stock	$—	$12,182

Preferred Stock
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares designated as Series A voting and 100,000 shares designated as Series B non-voting); 0 shares issued and outstanding at September 30, 2005	$—	$—

Total preferred stock	$—	$—

Common Stock
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,532,700 shares issued and outstanding at September 30, 2005	$125	$—
Common stock, Class A voting (pre-merger company), $0.01 par value, 100,000 shares authorized, 6,138,000 shares issued and outstanding at December 31, 2004	—	—
Common stock, Class B non-voting (pre-merger company), $0.01 par value, 100,000 shares authorized, 737,000 shares issued and outstanding at December 31, 2004	—	—

Total common stock	$125	$—

Note 13 – Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and the minimum pension liability adjustment, which is shown net of tax. Comprehensive income (loss) was $17,039 and $(7,465) for the three months ended September 30, 2005 and 2004, respectively, and $28,098 and $(15,486) for the nine months ended September 30, 2005 and 2004, respectively.

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

The weighted average common shares outstanding are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	12,532,700	6,875,000	10,664,568	6,875,000
Dilutive effect of employee stock options	134,534	—	50,831	—

Weighted average diluted common shares outstanding	12,667,234	6,875,000	10,715,399	6,875,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss) attributable to common stockholders, as reported	$17,039	$(7,730)	$27,787	$(16,283)
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	52	—	96	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax(1)	(171)	—	(314)	—

Net earnings (loss) attributable to common stockholders, pro forma	$16,920	$(7,730)	$27,569	$(16,283)

Net income (loss) per common share attributable to common stockholders – basic
As reported	$1.36	$(1.12)	$2.61	$(2.37)

Pro forma	$1.35	$(1.12)	$2.59	$(2.37)

Net income (loss) per common share attributable to common stockholders – diluted
As reported	$1.35	$(1.12)	$2.59	$(2.37)

Pro forma	$1.34	$(1.12)	$2.57	$(2.37)

(1)	Compensation expense was determined based on the Black-Scholes option pricing model using the following assumptions: dividend yield of 0.5%; risk-free interest rates ranging between 4.17% and 4.24%; expected volatility of 35%; and expected lives of the options ranging between 5.5 and 6.5 years.

Note 16 – Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. Sales for the three and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
New railcar sales	$257,321	$116,507	$646,399	$294,787
Used railcar sales	3,916	161	5,933	161
Leasing revenues	15	284	55	1,555
Other sales	2,153	1,678	7,537	5,940

	$263,405	$118,630	$659,924	$302,443

Due to the nature of its operations, the Company is subject to significant risks related to concentration of business with a few customers. Sales to three customers accounted for 28%, 12% and 10%, respectively, of revenues for the three months ended September 30, 2005, and 40%, 21% and 17%, respectively, of revenues for the same period in 2004. Sales to three customers accounted for 18%, 11% and 10%, respectively, of revenues for the nine months ended September 30, 2005, and 16%, 13% and 11%, respectively, of revenues for the same period in 2004.

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

Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. Our manufacturing facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars.

In the three months ended September 30, 2005, we delivered 3,617 new railcars, compared to our delivery of 1,846 new railcars in the three months ended September 30, 2004. Our total backlog of firm orders for new railcars increased by approximately 67%, from 11,491 railcars as of September 30, 2004 to 19,134 railcars as of September 30, 2005. The backlog as of September 30, 2004 represented estimated sales of $750 million, while the backlog as of September 30, 2005 represents estimated sales of $1,297 million. Substantially all of our backlog as of September 30, 2005 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, remain at historically high levels. Further, while surcharges on steel and steel components have declined from levels attained during the fourth quarter of 2004, steel and steel component surcharges have increased in the third quarter of 2005. Notwithstanding fluctuations in the cost of raw materials, all of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to approximately 98% of our railcar deliveries in the third quarter. During the third quarter of 2005, we completed all of the outstanding deliveries under the single remaining fixed price contract.

With respect to the supply of components, the railcar industry continues to be adversely impacted by shortages of castings and wheels as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as supply of these components is sourced worldwide.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. In an improving economy, railroads and utilities should continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. We believe that the near-term outlook for railcar demand is positive due to current growth in the U.S. economy, which we believe is resulting in increased rail traffic, the replacement of aging railcar fleets, and an increasing demand for electricity. We also believe that the near-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on the increased demand for railcars, our current backlog, our product portfolio and our operational efficiency in manufacturing railcars. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to significant other risks that may cause our current positive outlook to change.

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

In September 2005, we completed a secondary offering of our common stock whereby the selling stockholders, including all of our executive officers and certain of our directors, offered and sold 2,626,317 shares (including 342,563 shares following the exercise of the underwriters’ over-allotment option) at a price of $40.50 per share. We did not sell any shares and did not receive any proceeds from the sale of shares by the selling stockholders. We incurred $0.9 million of expenses in connection with the secondary offering.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Sales

Our sales for the three months ended September 30, 2005 were $263.4 million as compared to $118.6 million for the three months ended September 30, 2004, representing an increase of $144.8 million. Included in our sales for the quarter was $5.3 million attributable to the recognition of deferred revenue related to a contract from a prior year. The increase in sales was primarily due to our delivery of an additional 1,771 railcars, a 96% increase, in the three months ended September 30, 2005, compared to the same period in 2004. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 93% of our total railcar deliveries for the three months ended September 30, 2005.

Gross Profit

Gross profit for the three months ended September 30, 2005 was $35.6 million as compared to $5.0 million for the three months ended September 30, 2004, representing an increase of $30.6 million. Included in our gross profit for the third quarter was $5.3 million attributable to the recognition of deferred revenue. The gross profit margin for the three months ended September 30, 2005 was 13.5%, as compared to 4.3% for the comparable period in 2004. This increase was primarily due to our increased sales volume, operating leverage attributed to higher volume and the impact of the pass-through of increases in raw material costs to our customers with respect to substantially all of our railcar deliveries. Further, our gross profit margin benefited from higher operating leverage and increased productivity at our manufacturing facilities. During the three months ended September 30, 2005, our gross profit margin was favorably impacted by 1.8% attributable to the $5.3 million of gross profit from the recognition of deferred revenue. During the three months ended September 30, 2004, our gross profit was adversely impacted by higher manufacturing costs of approximately $1.2 million associated with increased material, labor and other costs related to a contract with TTX Company for box cars. For the three months ended September 30, 2005, we were able to pass on increases in raw material costs to our customers with respect to 98% of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 were $7.4 million as compared to $3.7 million (not including compensation expense under stock option agreements or provision for settlement of labor disputes) for the three months ended September 30, 2004, representing an increase of $3.7 million. Selling, general and administrative expenses were 2.8% of our sales for the three months ended September 30, 2005 and 3.1% of our sales for the three months ended June 30, 2004. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $1.3 million relating to our bonus and employee incentive program, one-time charges of $0.9 million related to the secondary offering of our common stock, and $0.2 million of expenses attributable to the implementation of controls and procedures applicable to public companies. Johnstown labor settlement charges (reflected in provision for settlement of labor disputes) for the three months ended September 30, 2004 were $9.2 million. See Note 10 to the condensed consolidated financial statements.

Interest Expense

Net interest expense for the three months ended September 30, 2005 was $0.2 million as compared to $3.7 million for the three months ended September 30, 2004, representing a decrease of $3.5 million. The decrease in net interest expense is primarily attributable to the payment of the additional acquisition consideration and the repayment of the senior notes, term loan and industrial revenue bonds with the proceeds of the initial public offering during the second quarter of 2005. Third-party interest expense for the three months ended September 30, 2005 was $0.4 million, with no related-party interest expense or interest expense and related accretion on rights to additional acquisition consideration during the quarter. Third-party interest expense, related-party interest expense and interest expense and related accretion on rights to additional acquisition consideration were $0.3 million, $1.8 million and $1.6 million, respectively, for the same period in 2004.

Income Taxes

The provision for income taxes was $11.0 million for the three months ended September 30, 2005, as compared to an income tax benefit of $4.1 million for the three months ended September 30, 2004. The effective tax rates for the three months ended September 30, 2005 and 2004 were 39.2% and 35.2%, respectively. The effective tax rate for the three months ended September 30, 2005 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.5% blended state rate and a 0.7% effect for other permanent differences. The effective tax rate for the three months ended September 30, 2004 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.3% blended state rate and a 1.6% effect for other permanent differences, less a 4.7% effect for then-nondeductible interest expense on the rights to additional acquisition consideration.

Net Income

As a result of the foregoing, net income was $17.0 million for the three months ended September 30, 2005, reflecting an increase of $24.5 million from the net loss of $7.5 million for the three months ended September 30, 2004. Net income for the three months ended September 30, 2005, was favorably impacted by income of $3.1 million applicable to the recognition of deferred revenue. Net income for the three months ended September 30, 2004 was unfavorably impacted by $5.7 million attributable to Johnstown labor settlement charges. Net income attributable to common stockholders was $17.0 million for the three months ended September 30, 2005, as compared to a net loss of $7.7 million attributable to common stockholders for the same period in 2004. For the three months ended September 30, 2005 our basic and diluted net income per share were $1.36 per share and $1.35 per share, respectively, on basic and diluted shares outstanding of 12,532,700 and 12,667,324, respectively. Basic and diluted earnings per share was favorably impacted by $0.25 per share attributable to the recognition of deferred revenue. For the same period of the prior year, our basic and diluted net loss per share was $1.12 on basic and diluted shares outstanding of 6,875,000. Basic and diluted earnings per share for the three months ended September 30, 2004 was unfavorably impacted by $0.82 per share attributable to Johnstown labor settlement charges.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Sales

Our sales for the nine months ended September 30, 2005 were $659.9 million as compared to $302.4 million for the nine months ended September 30, 2004, representing an increase of $357.5 million. Included in our sales for the nine months ended September 30, 2005 was $5.5 million attributable to the recognition of deferred revenue related to a contract from a prior year. The increase in sales was primarily due to our delivery of an additional 4,347 railcars, an 87% increase, in the nine months ended September 30, 2005, compared to the same period in 2004. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 86% of our total railcar deliveries for the nine months ended September 30, 2005.

Gross Profit

Gross profit for the nine months ended September 30, 2005 was $73.2 million as compared to $7.6 million for the nine months ended September 30, 2004, representing an increase of $65.6 million. Included in our gross profit for the nine months ended September 30, 2005 was $5.5 million attributable to the recognition of deferred revenue. The increase in gross profit was primarily due to our increased sales volume, operating leverage attributable to higher volume and the impact of the pass-through of increases in raw material costs to our customers with respect to the substantial majority of our railcar deliveries. During the nine months ended September 30, 2005 and 2004, our gross profit was adversely impacted by higher manufacturing costs of approximately $1.5 million and $7.7 million, respectively, associated with increased material, labor and other costs related to a contract with TTX Company for box cars. For the nine months ended September 30, 2005, we were able to pass on increases in raw material costs to our customers with respect to 95% of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (not including compensation expense under stock option agreements or provision for settlement of labor disputes) for the nine months ended September 30, 2005 were $21.1 million as compared to $10.7 million for the nine months ended September 30, 2004, representing an increase of $10.4 million. Selling, general and administrative expenses were 3.2% of our sales for the nine months ended September 30, 2005 and 3.5% of our sales for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $3.4 million relating to our bonus and employee incentive programs, charges related to the termination of management services and other agreements of $0.9 million, charges of $0.9 million related to the secondary offering of our common stock, and $0.6 million of expenses attributable to the implementation of controls and procedures applicable to public companies. Johnstown labor settlement charges (reflected in provision for settlement of labor disputes) for the nine months ended September 30, 2005 were $0.4 million as compared to $9.2 million for the same period in 2004. See Note 10 to the condensed consolidated financial statements.

Interest Expense

Net interest expense for the nine months ended September 30, 2005 was $11.0 million as compared to $10.4 million for the nine months ended September 30, 2004, representing an increase of $0.6 million. A significant component of interest expense for the nine months ended September 30, 2005 consisted of the accretion of additional interest on the rights to additional acquisition consideration prior to the payment of the additional acquisition consideration with the proceeds of the initial public offering during the second quarter of 2005. Interest expense and related accretion on the rights to additional acquisition consideration, including the one-time final payment resulting from the initial public offering, totaled $6.4 million for the nine months ended September 30, 2005, while the interest expense on the rights to additional acquisition consideration for the nine months ended September 30, 2004 was $4.2 million. Related-party interest expense and third-party interest expense for the nine months ended September 30, 2005 were $3.3 million and $1.4 million, respectively, compared with $5.2 million and $0.8 million for the same period in 2004. The reduction of related-party interest expense reflects the impact of the repayment of the senior notes, term loan and industrial revenue bonds with the proceeds of the initial public offering during the second quarter of 2005.

Income Taxes

The provision for income taxes was $12.4 million for the nine months ended September 30, 2005, as compared to an income tax benefit of $7.3 million for the nine months ended September 30, 2004. The effective tax rates for the nine months ended September 30, 2005 and 2004, were 30.6% and 31.9%, respectively. The effective tax rate for the nine months ended September 30, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate and a 0.1% effect for other permanent differences, less a 7.5% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration. The effective tax rate for the nine months ended September 30, 2004 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.2% blended state rate, less a 6.3% effect for then-nondeductible interest expense on the rights to additional acquisition consideration.

Net Income

As a result of the foregoing, net income was $28.1 million for the nine months ended September 30, 2005, reflecting an increase of $43.6 million from the net loss of $15.5 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was favorably impacted by net income of $2.9 million applicable to the recognition of deferred revenue. Net income for the nine months ended September 30, 2004 was unfavorably impacted by $5.7 million attributable to Johnstown labor settlement charges. Net income attributable to common stockholders was $27.8 million for the nine months ended September 30, 2005 as compared to a net loss of $16.3 million attributable to common stockholders for the same period in 2004. For the nine months ended September 30, 2005 our basic and diluted net income per share were $2.61 and $2.59, respectively, on basic and diluted shares outstanding of 10,664,568 and 10,715,399, respectively. Basic and diluted earnings per share were favorably impacted by $0.27 per share attributable to the recognition of deferred revenue. For the same period of the prior year, our basic and diluted net loss per share was $2.37 on basic and diluted shares outstanding of 6,875,000. Basic and diluted earnings per share for the nine month period ended September 30, 2004 were unfavorably impacted by $0.82 per share attributable to Johnstown labor settlement charges.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2005 were proceeds from our initial public offering and cash generated from operations. For the nine months ended September 30, 2004, our primary source of liquidity was provided by our cash reserves held at the beginning of the period. From the nine months ended September 30, 2004 to the nine months ended September 30, 2005, we had an increase in net cash provided by operating activities of $58.1 million. See “— Cash Flows.”

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

As of June 30, 2005, the proceeds of the offering and available cash were used as follows: $48.4 million was used for the repayment of the senior notes; $35.0 million was used for payment under the rights to additional acquisition consideration; $13.0 million was used for the redemption of the redeemable preferred stock; $5.7 million was used for the repayment of the term loan; $5.2 million was used for the repayment of the industrial revenue bonds; and $0.9 million was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $0.1 million and a write-off of deferred financing costs of $0.4 million, each related to the term loan repayment, were recorded in April 2005. In addition, in April 2005, we recorded charges of $0.8 million related to unamortized discount on the senior notes and $4.6 million related to the additional accretion under the rights to additional acquisition consideration. The effects of the offering and payments noted above resulted in an aggregate pre-tax charge to operations of $6.8 million in the second quarter of 2005. Additionally, the estimated deferred offering costs of $4.8 million were recorded as a reduction in additional paid in capital.

On April 11, 2005, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on the ratio of our consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). We pay a commitment fee of between 0.25% per year and 0.50% per year on the unused portion of the revolving credit facility. As of September 30, 2005, we had no outstanding borrowings under the revolving credit facility, $8.2 million in letters of credit under the letter of credit sub-facility and the ability to borrow $41.8 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

For the purpose of calculating interest coverage and leverage ratios under the revolving credit agreement, through September 30, 2005, EBITDA (as defined in our revolving credit agreement) is adjusted to include up to $9.2 million in connection with the settlement of labor disputes; non-cash expenses relating to our stock option plan; and losses on a customer contract for boxcars in 2004.

As of September 30, 2005, we had no restricted cash. Restricted cash in the amount of $13.0 million was released during the three months ended June 30, 2005 as follows: $7.5 million held as additional collateral under the former revolving credit facility was released when we entered into the new revolving credit agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$34	$9	$19	$6	$—
Operating leases	9,928	1,248	2,125	2,032	4,523
Aluminum purchases	88,441	77,370	11,071	—	—

Total	$98,403	$78,627	$13,215	$2,038	$4,523

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Net cash provided by (used in):
Operating activities	$48,038	$(10,101)
Investing activities	6,574	(2,360)
Financing activities	(20,336)	(2,845)

Total	$34,276	$(15,306)

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

Our net cash provided by operating activities for the nine months ended September 30, 2005 was $48.0 million as compared to net cash used in operating activities of $10.1 million for the nine months ended September 30, 2004. The increase of $58.1 million in net cash provided by operating activities was primarily due to a $43.6 million increase in net income. The change in the primary elements of net working capital, which consist of accounts receivable, inventory and accounts payable, resulted in a $11.1 million use of cash for the nine months ended September 30, 2005, primarily due to cash used for inventory of $7.7 million. The cash used for the primary working capital accounts was offset by timing differences in the operating assets and liabilities and non-cash expenses, including the 2004 provision for settlement of labor disputes.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2005 was $6.6 million as compared to $2.4 million of net cash used in investing activities for the nine months ended September 30, 2004. Net cash used in investing activities for the nine months ended September 30, 2004 consisted of restricted cash deposits and capital expenditures, while net cash provided by investing activities for the nine months ended September 30, 2005 consisted of the release of restricted cash and capital expenditures. The $6.6 million of net cash provided by investing activities for the nine months ended September 30, 2005 includes the release of $13.0 million of restricted cash, offset by capital expenditures of $6.4 million. For the nine months ended September 30, 2005, $5.5 million of the $6.4 million of total capital expenditures during the period was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2005 was $20.3 million as compared to $2.8 million for the nine months ended September 30, 2004. Cash used in financing activities for the nine months ended September 30, 2004 consisted of long-term debt repayments applicable to our term loan and deferred offering costs. During the nine months ended September 30, 2004, in addition to the regular monthly payments of approximately $0.2 million per month, we made a $0.8 million balloon payment on our term loan in accordance with the agreement governing the term loan concerning the payment of proceeds from the sale of rebuilt aggregate railcars. Net cash used in financing activities for the nine months ended September 30, 2005 included net proceeds from the issuance of common stock of $87.3 million; payments on long-term debt of $59.3 million; redemption of redeemable preferred stock of $13.0 million; and payments of additional acquisition consideration of $35.0 million. The payments on long-term debt included $48.4 million for the repurchase of the senior notes; $5.7 million for the repayment of the term loan; and $5.2 million for the repayment of the industrial revenue bonds.

Capital Expenditures

Our capital expenditures were $6.4 million in the nine months ended September 30, 2005 as compared to $1.1 million in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, $5.5 million of the $6.4 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. The remaining $0.9 million of capital expenditures for the nine months ended September 30, 2005 was comprised of expenditures for machinery and equipment at our Johnstown and Danville production facilities. Capital spending for the nine months ended September 30, 2004 consisted of machinery and equipment expenditures. Total capital expenditures for the year ended December 31, 2005 are expected to be approximately $7.3 million.

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

See also other risks described under the heading “Risk Factors” in our prospectus filed with the Securities and Exchange Commission on September 22, 2005.

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

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of September 30, 2005, there were no borrowings under the revolving credit facility and we had issued approximately $8.2 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with all of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, all of our contracts for railcars in our backlog at September 30, 2005 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $200 per railcar, which, for the nine months ended September 30, 2005, would have reduced income before income taxes by approximately $1.9 million.

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

We are involved in certain threatened and pending legal proceedings, including workers’ compensation and employee matters arising out of the conduct of our business. Additionally, we are involved in various warranty and repair claims and related threatened and pending legal proceedings with our customers in the normal course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

FREIGHTCAR AMERICA, INC.

Date: November 14, 2005	By:	/s/ JOHN E. CARROLL, JR.
John E. Carroll, Jr., President and
Chief Executive Officer

By:	/s/ KEVIN P. BAGBY
Kevin P. Bagby, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.