Form 10-K
period 2005-12-31
FreightCar America, Inc.
filed 2006-03-23
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1250, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common stock, par value $0.01 per share

Indicate by check mark it the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was $231.1 million, based on the closing price of $19.83 per share on the Nasdaq National Market.

As of March 17, 2006, there were 12,570,275 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2006 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2005	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of coal-carrying railcars, which represented 93% of our deliveries of railcars in 2005 and 78% of our deliveries of railcars in 2004, while the balance of our production consisted of a broad spectrum of railcar types, including aluminum-bodied and steel-bodied railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We have chosen not to offer significant railcar leasing services, as we have made a strategic decision not to compete with our customers that provide railcar leasing services, which represent a significant portion of our revenue.

We believe that we are the leading North American manufacturer of coal-carrying railcars. We estimate that we have manufactured 80% of the coal-carrying railcars delivered over the three years ended December 31, 2005 in the North American market. Our aluminum BethGon railcar has been the leading aluminum-bodied coal-carrying railcar sold in North America for nearly 20 years. We believe that over the last 25 years we have built and introduced more types of coal-carrying railcars than all other manufacturers in North America combined.

Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We commenced operations at our leased manufacturing facility in Roanoke, Virginia in April 2005, and we delivered the first railcar manufactured at the Roanoke facility during the second quarter of 2005.

Our primary customers are financial institutions, railroads and shippers, which represented, 45%, 10%, and 45% respectively, of our total sales attributable to each type of customer for the year ended December 31, 2005. In the year ended December 31, 2005, we delivered 13,031 new railcars, including 12,168 aluminum-bodied coal-carrying railcars. Our total backlog of firm orders for new railcars increased from 11,397 railcars as of December 31, 2004 to 20,729 railcars as of December 31, 2005, representing estimated sales of $747.8 million and $1.4 billion, respectively, attributable to such backlog.

We and our predecessors have been manufacturing railcars since 1901. From 1923 to 1991, our business was owned and operated by Bethlehem Steel Corporation. In 1991, Transportation Technologies Industries, Inc., or TTII (then known as Johnstown America Industries, Inc.), purchased our business from Bethlehem Steel. In June 1999, TTII sold our railcar business to an investor group led by certain members of TTII’s management who became our management. In December 2004, we changed our name from JAC Holdings International, Inc. to FreightCar America, Inc. to better reflect our business of manufacturing railcars.

Prior to April 1, 2005, our company was named FCA Acquisition Corp. On April 1, 2005, our former parent company, also named FreightCar America, Inc., merged with and into FCA Acquisition Corp., with FCA Acquisition Corp. being the surviving corporation. In connection with the merger, FCA Acquisition Corp. changed its name to FreightCar America, Inc. We refer to our former parent company’s merger with FCA Acquisition Corp., the name change and related share exchanges as the merger. The surviving corporation of the merger is incorporated in Delaware.

On April 11, 2005, we completed an initial public offering of shares of our common stock. On September 27, 2005, we completed a secondary public offering of shares of our common stock by selling stockholders.

OUR PRODUCTS AND SERVICES

We design and manufacture aluminum-bodied and steel-bodied railcars that are used in various industries. In particular, we have expertise in the manufacture of aluminum-bodied coal-carrying railcars. Many of our railcars can be customized, depending on the nature of the materials being transported and customer specifications.

The following table sets forth the main industry or application of each of our railcars, our railcar product associated with such industry or application and the percentage that each industry or application represents of the total number of railcars we delivered in the year ended December 31, 2005. The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years.

Industry/Application	Product Line	Percentage of Total Units Delivered During the Year Ended December 31, 2005
Coal-Carrying Railcars	• BethGon railcars • AutoFlood railcars • Flat Bottom Coal railcars	93%

Box Cars	• Box Cars	2%

Vehicle-Carrying and Intermodal Railcars	• Aluminum Vehicle Carrier railcars • Articulated Bulk Container railcars • Intermodal Double Stack railcars	2%

Industrial and Steel-Carrying Railcars	• Small Covered Hopper railcars • Mill Gondola railcars • Slab railcars • Coiled Steel railcars • Flat railcars	3%

Forest Products-Carrying Railcars	• Hybrid Center Beam railcars • Woodchip railcars • Bulkhead Flat railcars	0%

Mineral-Carrying Railcars	• Ore Hopper railcars • Aggregate railcars	0%

Any of the railcar types listed above may be further developed and customized with particular characteristics, depending on the nature of the materials being transported and customer specifications. In addition, we refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars that we manufacture, as well as those manufactured by others.

We have established a licensing arrangement with a railcar manufacturer in Brazil pursuant to which our proprietary technology is used to produce various types of railcars. In addition, we manufacture coal-carrying railcars for export to Colombia and have manufactured intermodal railcars for export to Saudi Arabia. We are also exploring opportunities in other international markets.

Set forth below is additional information on the features and uses of each of our railcar types.

Coal-carrying railcars

We manufacture two primary types of coal-carrying railcars: gondolas and open-top hoppers. We build all of our coal-carrying railcars using a patented one-piece center sill, the main longitudinal structural component of the railcar. A one-piece center sill provides a higher carrying capacity and weighs significantly less than traditional multiple-piece seam-welded center sills.

•	BethGon Series. Our aluminum-bodied coal-carrying gondola railcar, the BethGon, is the leader in the aluminum-bodied coal-carrying gondola railcar segment. We believe that the BethGon railcar can carry more coal with greater stability than traditional coal-carrying gondola railcars. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal-carrying railcar in North America, which we believe is due to its reputation for reliability. The BethGon railcar represented 33%, 48% and 44% of all the railcars we delivered in 2005, 2004 and 2003, respectively, and 28%, 37% and 37% of total revenue in 2005, 2004 and 2003, respectively.

We have continuously improved the BethGon’s design since we began making this railcar. These improvements have been aimed at increasing carrying capacity and reducing weight while maintaining structural integrity. In 1986, we introduced the use of aluminum construction. The use of aluminum lowered each railcar’s weight from approximately 60,000 pounds to approximately 42,000 pounds. We believe that the new design increased hauling capacity by approximately nine tons per railcar over traditional flat-bottomed gondolas and lowered the railcar’s center of gravity, providing a smoother ride with less wear on the railcar. In 1994, we introduced a higher payload aluminum gondola coal-carrying railcar, called the AeroFlo BethGon, which had redesigned sides for improved aerodynamics and greater fuel efficiency. In 2002, we introduced a new gondola coal-carrying railcar, known as the BethGon II, which has a lighter weight, higher capacity and increased durability suitable for long-haul coal-carrying railcar service. We have received and have pending several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and improve its reliability.

•	AutoFlood Series. Our aluminum open hopper railcar, the AutoFlood, is a five-pocket hopper coal-carrying railcar equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and, in 1996, we introduced the AutoFlood II. The AutoFlood II has smooth exterior sides that we believe maximize loading capacity and increase efficiency by reducing wind drag. The AutoFlood II’s automatic rapid discharge system, the “MegaFlo” door system, incorporates a patented mechanism that uses an over-center locking design enabling the cargo door to close with tension rather than compression. The MegaFlo door system, which opens to its full width in only two seconds, provides a door opening which we believe is approximately 68% wider than any competing door system and does not require periodic door adjustments. In addition, the MegaFlo door system design reduces wear on the railcar. In 2002, we introduced the AutoFlood III model, which has a smooth interior side that maintains the features of the MegaFlo door system while improving the railcar’s flow characteristics for coal types that are difficult to unload. AutoFlood railcars can be equipped with rotary couplers to also permit rotary unloading. In 2005, our production of the AutoFlood III represented 52% of the total deliveries in the coal-carrying railcar market and 63% of the coal-carrying railcars that we produced. The AutoFlood series represented 57%, 30% and 32% of all the railcars we delivered in 2005, 2004 and 2003, respectively, and 58%, 30% and 33% of total revenue in 2005, 2004 and 2003, respectively.

•	Other Coal-Carrying Railcars. We also manufacture a variety of other types of aluminum and steel-bodied coal-carrying railcars, including triple hopper and flat bottom gondola railcars.

Vehicle-carrying and intermodal railcars

•	Aluminum Vehicle Carrier. In 2000, we designed and introduced our aluminum vehicle-carrying railcar, combining our expertise with aluminum-bodied railcars and our experience in building flat railcars. Our first aluminum vehicle carrier railcar design, the AVC, has a lightweight, integrated design and is used to transport automobiles, commercial and conversion vans, pickup trucks and sport utility vehicles from assembly plants and ports to rail distribution centers. An aluminum non-corrosive surface eliminates the need to paint the railcar during its expected lifetime. Our design helps to ensure that vehicles are delivered damage-free. AVCs are purchased by financial institutions, shippers and railroads. We had our first sale of the AVC in 2003. The AVC series represented 15% of total revenue in 2004.

•	Articulated Bulk Container Railcar. Our articulated bulk container railcar has high strength and capacity and is designed to carry dense bulk products up to 59,000 pounds in 20 foot containers. We sell our articulated bulk container railcars primarily to shippers of high-density waste.

•	Intermodal Double Stack Railcar. Our intermodal double stack railcars are used to transport containers that may also be transported by truck or ship, allowing cargo to be transported through different modes without loading and unloading.

Industrial and steel-carrying railcars

•	Small Covered Hopper Railcar. Our small covered hopper railcar is used to transport high-density products such as roofing granules, fly ash, sand and cement. This railcar features our patented cold-rolled center sill, 30-inch diameter hatch covers and bottom-unloading outlets.

•	Mill Gondola Railcar. Our mill gondola railcar is used to transport steel products and steel scrap and features our one-piece cold-rolled center sill, cast draft sills, pinned side-to-end connections and a choice of welded or riveted sides, depending on usage.

•	Slab Railcar. We believe that our slab railcar is the first railcar manufactured specifically to transport steel slabs. The slab railcar is a spine-type flat railcar that is approximately 20,000 pounds lighter than a standard mill gondola railcar that is also used to transport steel slabs, allowing customers to haul more steel slabs per railcar and more railcars in a train.

•	Coiled Steel Railcar. Our coiled steel railcar is a well-type flat railcar that is designed to carry coiled steel. Our design allows easy loading or unloading using overhead cranes or fork lifts. This feature allows railroads to compete with truck haulage for the transportation of coiled steel.

•	Flat Railcar. We produce a variety of standard and heavy-duty flat railcars that can carry a variety of products, including machinery and equipment, steel, forest products and other bulky industrial products. Our high capacity flat railcar is used to transport, among other things, electrical transformers and switch gear.

Forest products-carrying railcars

•	Hybrid Center Beam Flat Railcar. Our FleXibeam center beam flat railcar is used to haul forest products, such as plywood, oriented strand board, dimensional lumber and steel products, such as structural steel and pipe. The FleXibeam hauls approximately 14,000 pounds of additional product than a conventional bulkhead flat railcar, and its short high-strength center beam partition allows easy loading of steel and other products with overhead cranes.

•	Woodchip Gondola Railcar. Our woodchip gondola railcar is used to haul woodchips and municipal waste or other high volume, low-density commodities. It has rotary couplers and incorporates our one-piece cold-rolled center sill and tub design.

•	Bulkhead Flat Railcar. Our bulkhead flat railcar has end bulkheads designed to retain the load, which can include forest products, steel and structural components.

Mineral-carrying railcars

•	Ore Hopper Railcar. Our ore open-top hopper railcar is designed to carry iron ore, taconite and other ores and features our patented one-piece cold-rolled center sill.

•	Aggregate Railcar. Our aggregate open-top hopper railcars provide quick and clean discharge for our mining and aggregate customers.

Other products and services

•	International Railcar Designs. Although almost all of our railcar sales are in the North American market, we also manufacture railcars for customers in Colombia and have manufactured railcars for customers in Saudi Arabia. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales. In addition, we have entered into a licensing arrangement with a railcar manufacturer in Brazil that produces, among other railcars, covered hopper railcars for carrying grain.

•	Spare Parts and Kits. We sell replacement parts for our railcars and railcars built by others. We also produce railcar kits for assembly in the United States and certain international markets, such as Brazil. We plan to move our parts business to the Shell Plant when the lease for the parts facility in Richland Township, Pennsylvania expires in 2007. See Item 2. “Properties.”

We have added nine new or redesigned products to our portfolio in the last five years, including the BethGon II, AutoFlood III, AVC, slab railcar and small covered hopper railcars and coiled steel railcars. Our new or redesigned products introduced in the last five years represented 96% of the railcars that we produced in 2005 and 92% of the railcars we produced in 2004. We expect these products to comprise an increasing percentage of future sales.

MANUFACTURING

We operate railcar production facilities in Danville, Illinois, Johnstown, Pennsylvania, and Roanoke, Virginia. Our Danville, Johnstown and Roanoke facilities are each certified or approved for certification by the Association of American Railroads, or the AAR, which sets railcar manufacturing industry standards for quality control.

Our manufacturing process involves four basic steps: fabrication, assembly, finishing and inspection. In our fabrication processes, we employ standard metal working tools, many of which are computer controlled. Each assembly line typically involves 15 to 20 manufacturing positions, depending on the complexity of the particular railcar design. We use mechanical fastening in the fitting and assembly of our aluminum-bodied railcar parts, while we typically use welding for our steel-bodied railcars. For aluminum-bodied railcars, we begin the finishing process by cleaning the railcar’s surface and then applying the decals. In the case of steel-bodied railcars, we begin the finishing process by blasting the surface area of the railcar and then painting it. We use water-based paints to reduce the emission of volatile organic compounds, and we meet state and U.S. federal regulations for control of emissions and disposal of hazardous materials. Once we have completed the finishing process, our employees, along with representatives of the customer purchasing the particular railcar, inspect all railcars for adherence to specifications. Each of our facilities has numerous checkpoints at which we inspect products to maintain quality control, a process that our operations management continuously monitors.

We have focused on making our manufacturing facilities more flexible and cost-efficient while at the same time reducing product change-over times and improving product quality. We developed many of these improvements with the participation of our manufacturing employees, management and customers. At our Danville and Roanoke facilities in particular, we have implemented cellular manufacturing concepts, whereby various manufacturing steps are accomplished in one location within the facility to eliminate unnecessary movement of parts within the facility, improve production rates and reduce inventories. These improvements are intended to provide us with increased flexibility in scheduling the production of orders and to minimize down time resulting from railcar type change-overs, thereby increasing the efficiency and lowering costs of our manufacturing operations.

CUSTOMERS

We have strong long-term relationships with many large purchasers of railcars. Long-term customer relationships are particularly important in the railcar industry given the limited number of buyers of railcars.

Our customer base consists mostly of North American financial institutions, shippers and railroads. Over the last five years, our largest financial institution customers, based on sales, included TTX Company, GE Equipment Services and CIT Rail Resources. Over the last five years, our largest shipper customers, based on sales, included Southern Company Services, Inc., American Energy Fuels & Services Company and American Electric Power Company, Inc. Our main railroad customers include virtually all of the Class I railroads. Our largest railroad customers, based on sales over the last five years, included Union Pacific Corporation and Burlington Northern Santa Fe Railway Company. We believe that our customers’ preference for reliable, high-quality products, the relatively high cost for customers to switch manufacturers, our technological leadership in developing and enhancing innovative products and competitive pricing of our railcars have helped us maintain our long standing relationships with our customers.

While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars from us every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Our top three customers in 2005 based on total sales were Mitsui Rail Capital, Babcock and Brown Rail Management, LLC and NRG Energy, Inc., which accounted for approximately 16%, 14% and 8%, respectively, of our sales during the period. Our top three customers in 2004, based on total sales, were Burlington Northern Santa Fe Railway Company, Canadian Pacific Railway Company and TTX Company, which accounted for approximately 21%, 10% and 9%, respectively, of our sales in 2004. Our sales to customers outside the United States were $47.9 million in 2005.

SALES AND MARKETING

Our direct sales group is organized geographically and consists of regional sales managers and product line managers, a manager of customer service and support staff. The regional sales managers are responsible for managing customer relationships. Our product line managers are responsible for product planning and contract administration. Our manager of customer service is responsible for after-sale follow-up and in-field product performance reviews.

RESEARCH AND DEVELOPMENT

Our railcar research and development activities provide us with an important competitive advantage. We believe that we are a leader in introducing new and improved railcar designs that respond to the needs of our customers. Railcar designs have been historically slow to change in our industry. We have introduced ten new railcar designs or product-line extensions in the last five years. Our research and development team, working within our engineering group, is dedicated to the design of new products. In addition, the team continuously identifies design upgrades for our existing railcars, which we implement as part of our effort to reduce costs and improve quality. We introduce new railcar designs as a result of a combination of customer feedback and close observation of market demand trends. Our engineers use current modeling software, and we have recently installed three-dimensional modeling technology to assist with product design. New product designs are tested for compliance with AAR standards prior to introduction. Costs associated with research and development are expensed as incurred and totaled $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

BACKLOG

We define backlog as the value of products or services to which our customers have committed in writing to purchase from us, which have not been recognized as sales. Our contracts include cancellation clauses under which customers are required, upon cancellation of the contract, to reimburse us for costs incurred in reliance on an order and to compensate us for lost profits. However, customer orders may be subject to customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into sales.

The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, for the periods shown.

	Year Ended December 31,
	2005	2004	2003
Railcar backlog at start of period	11,397	6,444	1,067
New railcars delivered	(13,031)	(7,484)	(4,550)
New railcar orders	22,363	12,437	9,927

Railcar backlog at end of period	20,729	11,397	6,444

Estimated backlog at end of period (in thousands) (1)	$1,412,424	$747,842	$365,876

(1)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials.

We expect that a majority of our reported backlog as of December 31, 2005 will be converted to sales by the end of 2006. However, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk factors—Risks related to our business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk factors—Risks related to the railcar industry—The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.” We currently do not have any backlog for rebuilt railcars.

SUPPLIERS AND MATERIALS

The cost of raw materials and components represents a substantial majority of the manufacturing costs of most of our railcar product lines. As a result, the management of purchasing raw materials and components is critical to our profitability. As our products are made to order, we do not purchase materials or components until we receive an order and we time deliveries to minimize in process inventory. We enjoy strong relationships with our suppliers, which helps to ensure access to supplies when railcar demand is high.

Our primary aluminum suppliers are Alcoa Inc. and Alcan Inc. Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. We purchase steel primarily from U.S. sources, except for our cold-rolled center sills, which we purchase from a single Canadian supplier. A center sill is the primary longitudinal structural component of a railcar. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers.

Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its American Steel Foundries subsidiary, wheels through its Griffin Wheel Company subsidiary, draft components through its Keystone subsidiary and bearings through its Brenco subsidiary. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of all of our cold-rolled center sills, which were used in the majority of our railcars produced in 2005 and 2004. Other suppliers provide brake systems, components, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk factors—Risks related to the railcar industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 200 suppliers. No single supplier accounted for more than 20% of our total purchases in 2005 and 2004, respectively. Our top ten suppliers accounted for 58% and 61% of our total purchases in 2005 and 2004, respectively.

COMPETITION

We operate in a highly competitive marketplace. Competition is based on price, product design, reputation for product quality, reliability of delivery and customer service and support.

There has been significant consolidation in the industry in recent years due to reduced levels of demand. We compete with the four other principal manufacturers in the North American railcar market, which are Trinity Industries, Inc., National Steel Car Limited, The Greenbrier Companies, Inc. and American Railcar Industries, Inc. Trinity Industries is our only current competitor in the North American aluminum-bodied coal-carrying railcar market.

Competition in the North American market from railcar manufacturers located outside of North America is limited by, among other factors, high shipping costs and technical railcar manufacturing specifications unique to the North American market.

INTELLECTUAL PROPERTY

We have several U.S. and non-U.S. patents and pending applications, registered trademarks, copyrights and trade names. Our key patents include patents for our one-piece center sill for railcars, our “MegaFlo” door system, the body design of our AutoFlood II lightweight hopper railcar and our top cord and side stake for coal-carrying railcars. The protection of our intellectual property is important to our business.

We also use a proprietary software system that integrates our accounting and production systems, including quality control, purchasing, inventory control and accounts receivable. We have an experienced team in place to operate the hardware, software and communications platforms.

In addition, we currently have a licensing arrangement with a railcar manufacturer in Brazil pursuant to which the railcar manufacturer uses our proprietary technology to produce various types of railcars in Brazil.

EMPLOYEES

As of December 31, 2005, we had 1,289 employees, of whom 194 were salaried and 1,095 were hourly wage earners. As of December 31, 2005, approximately 891, or 69%, of our employees were members of unions. On February 1, 2006, 65 production employees at our Roanoke facility became members of the union representing employees at this facility.

While we consider our relations with our employees to be good at each of our facilities, they may not remain that way. See Item 1A. “Risk factors—Risks related to our business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

REGULATION

The Federal Railroad Administration, or FRA, administers and enforces U.S. federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for freight railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to freight railcars in interchange and other matters. The AAR also certifies freight railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States. New products must generally undergo AAR testing and approval processes. As a result of these regulations, we must maintain certifications with the AAR as a freight railcar manufacturer, and products that we sell must meet AAR and FRA standards.

We are also subject to oversight in other jurisdictions by foreign regulatory agencies, such as Transport Canada and the Mexico Institute of Transportation, and to the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-U.S. jurisdictions.

ENVIRONMENTAL MATTERS

We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for our own negligent acts, but also may expose us to liability for the conduct of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under the common law.

Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.

Future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial conditions and operations. In addition, we have in the past conducted investigation and remediation activities at properties that we own to address historic contamination. To date such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of historic contamination or the release of hazardous substances into the environment could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.

In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the United States for a derailment or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar or its components. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

Item 1A. Risk Factors.

The factors described below are the principal risks that could materially adversely affect our operating results and financial condition. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us.

RISKS RELATED TO THE RAILCAR INDUSTRY

We operate in a highly cyclical industry, and our industry and markets are influenced by factors that are beyond our control, including U.S. economic conditions. Such factors could adversely affect demand for our railcar offerings.

Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. In 2004 and 2005, industry-wide railcar deliveries grew to 46,871 and 68,612, respectively, and our railcar production increased to 7,484 and 13,031 railcars, respectively. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.

The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased sharply in 2004 and have further increased in 2005 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our materials may also fluctuate depending on supply and demand for the material or governmental regulation relating to the material, including regulation relating to the importation of the material.

All of our customer contracts as of December 31, 2005 allow for variable pricing to protect us against future changes in the cost of raw materials. However, when material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers in future contracts, which could adversely affect our operating margins and cash flows. Even if we are able to increase prices, any such price increases may reduce demand for our railcars. In addition, in the future, our customers may not be willing to accept contractual terms that provide for variable pricing and our competitors, in an effort to gain market share or otherwise, may agree to railcar supply arrangements that do not provide for variable pricing. As a result, we may lose railcar orders or we may be required to agree to supply railcars without variable pricing provisions or be subject to less favorable contract terms.

We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 54% of our total sales for the five-year period. In 2005, sales to our top three customers accounted for approximately 16%, 14% and 8%, respectively, of our total sales. In 2004, sales to our top three customers accounted for approximately 21%, 10% and 9%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results.

The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Most of our individual customers do not make purchases every year, since they do not need to replace or replenish their railcar fleets on a yearly basis. Many of our customers place orders for products on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may be significantly affected by the number of railcars ordered and delivered and product mix of railcars ordered in any given quarterly period. Additionally, because we record the sale of a railcar at the time we complete production, the railcar is accepted by the customer following inspection, the risk for any damage or loss with respect to the railcar passes to the customer and title to the railcar transfers to the customer, and not when the order is taken, the timing of completion, delivery and acceptance of significant customer orders will have a considerable effect on fluctuations in our quarterly results. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.

Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.

We rely upon third-party suppliers for wheels and other components for our railcars. In particular, we purchase, and we believe most of our competitors purchase, a substantial percentage of railcar wheels and other railcar components from subsidiaries of Amsted Industries, Inc. Due to capacity conditions within the industry, Amsted Industries has supplied us with a limited number of wheels and other railcar components, which has constrained, and which we expect will continue in the future to constrain, our production of railcars. Amsted Industries and other suppliers of railcar components may be unable to meet the short-term or longer-term wheel and other railcar components supply demand of our industry. In the event that Amsted Industries or our other suppliers of railcar components were to stop or reduce the production of wheels or the other railcar components that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. We have in the past experienced and currently experience challenges sourcing these railcar components to meet our increasing production. Our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources for these components may not be the same and our operating results may be significantly affected. In an effort to secure a supply of wheels, we have developed foreign sources which require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, Amsted Industries, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for wheels or other railcar components than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, financial condition and operating results.

We operate in a highly competitive industry and we may be unable to compete successfully against other railcar manufacturers.

We operate in a competitive marketplace and face substantial competition from established competitors in the railcar industry in North America. We have four principal competitors that primarily manufacture railcars for third-party customers. Some of these manufacturers have greater financial and technological resources than us, and they may increase their participation in the railcar segments in which we compete. Railcar purchasers’ sensitivity to price and strong price competition within the industry have historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological innovation, quality, reliability of delivery, customer service and other factors. In particular, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage. We may be unable to compete successfully against other railcar manufacturers or retain our market share in our established markets. Increased competition for the sales of our railcar products, particularly our coal-carrying railcars, could result in price reductions, reduced margins and loss of market share, which could negatively affect our prospects, business, financial condition and results of operations.

Further consolidation of the railroad industry may adversely affect our business.

Over the past 11 years, there has been a consolidation of railroad carriers operating in North America. Railroad carriers are large purchasers of railcars and represent a significant portion of our historical customer base. Future consolidation of railroad carriers may adversely affect our sales and reduce our income from operations because with fewer railroad carriers, each railroad carrier will have proportionately greater buying power and operating efficiency, which may intensify competition among railcar manufacturers to retain customer relationships with the consolidated railroad carriers and cause our prices to decline.

RISKS RELATED TO OUR BUSINESS

We rely significantly on the sales of our coal-carrying railcars. Future demand for coal could decrease, which could adversely affect our business, financial condition and results of operations.

Coal-carrying railcars are our primary railcar type, representing 90% of our sales in 2005 and 93% of the total railcars that we delivered in 2005. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal-carrying railcar lines, to select an alternative energy source to coal, thereby reducing the strength of the market for coal-carrying railcars. For example, if utility companies were to begin preferring oil instead of coal as an energy source, demand for our coal-carrying railcar lines would decrease. In addition, our market share in the coal-carrying railcar segment depends on the continued market preference for coal-carrying railcars constructed with aluminum. If purchasers of coal-carrying railcars no longer purchase railcars constructed with aluminum, our market share in this segment may decline and our operating results may be negatively affected.

The U.S. federal and state governments may adopt new legislation and/or regulations, or judicial or administrative interpretations of existing laws and regulations, that materially adversely affect the coal industry and/or our customers’ ability to use coal or to continue to use coal at present rates. Such legislation or proposed legislation and/or regulations may include proposals for more stringent protections of the environment that would further regulate and tax the coal industry. This legislation could significantly reduce demand for coal, adversely affect the demand for our coal-carrying railcars and have a material adverse effect on our financial condition and results of operations.

We rely upon a single supplier to supply us with all of our cold-rolled center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our cold-rolled center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Approximately 98% of the railcars that we produced in 2005 were manufactured using this cold-rolled center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our cold-rolled center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our cold-rolled center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected, and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our cold-rolled center sills than we currently pay. The prices for our cold-rolled center sills may also be impacted by the rising cost of steel and all other materials used in the production of our cold-rolled center sills. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition and results of operations.

Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.

We manufacture our railcars at production facilities in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. An interruption in production capabilities at these facilities, as a result of equipment failure or other reasons, could reduce or prevent the production of our railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.

An increase in health care costs could adversely affect our results of operations.

The cost of health care benefits in the United States has increased significantly, leading to higher costs for us to provide health care benefits to our active and retired employees, and we expect these costs to increase in the future. If these costs continue to rise, our results of operations will be adversely affected. We are unable to limit our costs by changing or eliminating coverage under our employee benefit plans because a significant majority of our employee benefits are governed by union agreements. For example, as of December 31, 2005, our postretirement benefit obligation, primarily governed by the Johnstown settlement (as described elsewhere in this Item 1A.), was $51.4 million. Although the Johnstown settlement limits our future liabilities for health care coverage for our retired unionized Johnstown employees, we will continue to fund 100% of the health care coverage costs of our active employees. If our costs under our employee benefit plans for active employees exceed our projections, our business and financial results could be materially adversely affected.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans which would reduce the cash available for our business.

As of December 31, 2005, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $21.9 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to decrease. Further, additional benefit obligations were added to our existing defined benefit pension plans on November 15, 2004 as a result of the Johnstown settlement (as described elsewhere in this Item 1A.) and the reduction in our discount rate. We made contributions to our pension plans of $4.0 million during the year ended December 31, 2005. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.

The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.

We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us which have not been recognized as sales. In this report on Form 10-K, we have disclosed our backlog, or the number of railcars for which we have purchase orders, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. For example, we rely on third-party suppliers for heavy castings, wheels and components for our railcars and if these third parties were to stop or reduce their supply of heavy castings, wheels and other components, our actual sales would fall short of the estimated sales value attributed to our backlog. Also, customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Furthermore, any contract included in our reported backlog that actually generates sales may not be profitable. Therefore, our current level of reported backlog may not necessarily represent the level of sales that we may generate in any future period.

As a public company, we are required to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports and quarterly reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting, and we are presently evaluating our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

During the audits of our 2003 and 2004 fiscal years, our independent registered public accounting firm issued letters to our audit committee noting matters which could inhibit our ability to meet our reporting obligations when we became a public company and matters in our internal controls and operations that they deemed to constitute a reportable condition. The reportable condition generally related to the adequacy of our financial accounting and reporting resources and related infrastructure to support our financial accounting needs, including our needs as we became a public company. These included, but were not limited to, our SEC reporting skills and our plan and related resources for compliance with Section 404 of the Sarbanes-Oxley Act. The letters from our independent registered public accounting firm concluded that the reportable condition described above was a material weakness.

Since November 2004, we have taken a number of steps that we believe have improved the effectiveness of our financial accounting and reporting processes and have added to and enhanced our resources and related infrastructure to support our financial accounting needs. We have engaged a consulting firm to assist us in the analysis of, and planning for, improving our internal controls, as well as the implementation of such plans. In addition, we have added individuals to our accounting staff to enhance the control environment. Management has closely monitored our accounting processes and has noted significant improvements. During the audit of our 2005 fiscal year, our independent registered public accounting firm did not issue a letter to our audit committee regarding a reportable condition. However, we cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our Annual Report on Form 10-K for the year ending December 31, 2006. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

If we lose key personnel, our operations and ability to manage the day-to-day aspects of our business will be adversely affected.

We believe our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. Our future performance will substantially depend on our ability to retain and motivate them. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected.

The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Because our senior management team has many years of experience with our company and within the railcar industry and other manufacturing industries, it would be difficult to replace any of them without adversely affecting our business operations. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel. We do not currently maintain “key person” life insurance.

Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.

As of December 31, 2005, we had collective bargaining agreements with unions representing approximately 69% of our total active labor force as of December 31, 2005. We subsequently entered into an additional collective bargaining agreement, effective as of February 1, 2006, with a union representing 65 employees at our Roanoke facility. We have previously been involved in labor disputes with The United Steelworkers of America, or the USWA, the union that represents approximately 78% of our employees at the Johnstown facility. In January 2002, the USWA filed charges against our subsidiary alleging unfair labor practices in violation of the National Labor Relations Act, or the NLRA, in connection with our practices during our negotiation of a new collective bargaining agreement. In addition, our subsidiary was a defendant in two class action lawsuits filed by the USWA on behalf of individual plaintiffs alleging violations of the NLRA and ERISA in connection with certain medical and life insurance benefits and pension supplements that were discontinued with respect to certain retirees. On November 15, 2004, our subsidiary entered into a settlement agreement setting forth the terms of a new collective bargaining agreement with the USWA and resolving the NLRB charges filed against our subsidiary relating to the collective bargaining agreement, the class action lawsuits and certain other outstanding workplace grievances matters. Although the disputes involving the USWA did not result in strikes or other labor protests, any future labor disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our business, financial condition or results of operations.

Lack of acceptance of our new railcar offerings by our customers could adversely affect our business.

Our strategy depends in part on our continued development and sale of new railcar designs and design changes to existing railcars to penetrate railcar markets in which we currently do not compete and to expand or maintain our market share in the railcar markets in which we currently compete. We have dedicated significant resources to the development, manufacturing and marketing of new railcar designs. We typically make decisions to develop and market new railcars and railcars with modified designs without firm indications of customer acceptance. New or modified railcar designs may require customers to alter their existing business methods or threaten to displace existing equipment in which our customers may have a substantial capital investment. Many railcar purchasers prefer to maintain a standardized fleet of railcars and railcar purchasers with established railcar fleets are generally resistant to railcar design changes. Therefore, any new or modified railcar designs that we develop may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by our competitors.

Our production of new railcar product lines may not be initially profitable and may result in financial losses.

When we begin production of a new railcar product line, we usually anticipate that our initial costs of production will be higher due to initial labor and operating inefficiencies associated with new manufacturing processes. Due to pricing pressures in our industry, the pricing for the new railcars in customer contracts usually does not reflect the initial additional costs, and our costs of production may exceed the anticipated revenues until we are able to gain labor efficiencies. For example, in 2004 and 2005, we had losses of $8.9 million and $1.5 million, respectively, relating to our contract for the manufacture of box railcars, a type of railcar that we had not manufactured in the past. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may be unable to gain any profit from our sale of the railcars or we may incur a loss.

We may pursue acquisitions that involve inherent risks, any of which may cause us not to realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect would complement and expand our existing products and services and the markets where we sell our products and services and improve our market position. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. We cannot predict the timing and success of our efforts to acquire any particular business and integrate the acquired business into our existing operations. Also, efforts to acquire other businesses or the implementation of other elements of this business strategy may divert managerial resources away from our business operations. In addition, our ability to engage in strategic acquisitions may depend on our ability to raise substantial capital and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. In addition, we may not be able to successfully integrate businesses that we acquire in the future, which could have a material adverse effect on our business, results of operations and financial condition.

We might fail to adequately protect our intellectual property, which may result in our loss of market share, or third parties might assert that our intellectual property infringes on their intellectual property, which would be costly to defend and divert the attention of our management.

The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to protect our intellectual property. However, these protections might be inadequate. For example, we have patents for portions of our railcar designs that are important to our market leadership in the coal-carrying railcar segment. Our pending or future trademark, copyright and patent applications might not be approved or, if allowed, might not be sufficiently broad. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. In either case, litigation may result, which could result in substantial costs and diversion of our and our management team’s efforts. Regardless of whether we are ultimately successful in any litigation, such litigation could adversely affect our business, results of operations and financial condition.

We are subject to a variety of environmental laws and regulations and the cost of complying with environmental requirements or any failure by us to comply with such requirements may have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of federal, state and local environmental laws and regulations, including those governing air quality and the handling, disposal and remediation of waste products, fuel products and hazardous substances. Although we believe that we are in material compliance with all of the various regulations and permits applicable to our business, we may not at all times be in compliance with such requirements. The cost of complying with environmental requirements may also increase substantially in future years. If we violate or fail to comply with these regulations, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our business. We have in the past conducted investigation and remediation activities at properties that we own to address historic contamination. However, there can be no assurance that these remediation activities have addressed all historic contamination. Environmental liabilities that we incur, including those relating to the off-site disposal of our wastes, if not covered by adequate insurance or indemnification, will increase our costs and have a negative impact on our profitability.

Our warranties may expose us to potentially significant claims, which may damage our reputation and adversely affect our business, financial condition and results of operations.

We warrant the workmanship and materials of many of our manufactured new products under limited warranties, generally for periods of five years or less. Accordingly, we may be subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in personal injury or death, or does not conform to our customers’ specifications. Although we currently maintain product liability insurance coverage, product liability claims, if made, may exceed our insurance coverage limits or insurance may not continue to be available on commercially acceptable terms, if at all. We have never experienced any material losses attributable to warranty claims, but it is possible for these types of warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would adversely affect our results of operations.

We use and rely significantly on a proprietary software system to manage our accounting and production systems, the failure of which may lead to data loss, significant business interruption and financial loss.

We use and rely significantly on a proprietary software system that integrates our accounting and production systems, including production engineering, quality control, purchasing, inventory control and accounts receivable systems. In the future, we may discover significant errors or defects in this software system that we may not be able to correct. If this software system is disrupted or fails for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons or a software virus, we could experience data loss, financial loss and significant business interruption. If that happens, we may be unable to meet production targets, our customers may terminate contracts, our reputation may be negatively affected, and there could be a material adverse effect on our business and financial results.

The agreement governing our revolving credit facility contains various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial requirements.

The agreement governing our revolving credit facility contains various covenants that, among other things, limit our management’s discretion by restricting our ability to incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments and create liens. Our failure to comply with the financial covenants set forth above and other covenants under our revolving credit facility could lead to an event of default under the agreements governing any other indebtedness that we may have outstanding at the time, permitting the lenders to accelerate all borrowings under such agreements and to foreclose on any collateral. In addition, any such events may make it more difficult or costly for us to borrow additional amounts in the future.

To the extent we expand our sales of products and services internationally, we will increase our exposure to international economic and political risks.

Conducting business outside the United States subjects us to various risks, including changing economic, legal and political conditions, work stoppages, exchange controls, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the United States and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. If we fail to obtain and maintain certifications of our railcars and railcar parts in the various countries where we may operate, we may be unable to market and sell our railcars in those countries.

In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit our operations and make the manufacture and distribution of our products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments or their respective agencies could affect our ability to export the railcars that we manufacture in the United States. The uncertainty of the legal environment could limit our ability to enforce our rights effectively.

The market price of our securities may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

Since our initial public offering in April 2005 until March 17, 2006, the trading price of our common stock ranged from a low of $16.51 per share to a high of $71.71 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own railcar production facilities in Danville, Illinois and Johnstown, Pennsylvania and we lease a railcar production facility in Roanoke, Virginia. The following table presents information on our leased and owned operating properties as of December 31, 2005:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	4,540 square feet	Leased	June 30, 2008

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	244,229 square feet on 11.6 acres of land	Leased	November 30, 2014*

Railcar assembly and component manufacturing	Johnstown, Pennsylvania	564,983 square feet on 31.9 acres of land	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Light storage	Johnstown, Pennsylvania	1,633 square feet on 14.26 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	May 9, 2007

Light storage (Shell Plant)	Johnstown, Pennsylvania	163,692 square feet on 34 acres of land	Owned	—

*	The lease agreement provides that we or Norfolk Southern, the lessor, can terminate this lease at any time after December 31, 2009.

In November 2002, we discontinued railcar production at the Shell Plant in Johnstown, Pennsylvania due to manufacturing capacity in excess of market demand. We do not anticipate any future production of railcars at the Shell Plant. We intend to continue to use the Shell Plant for storage and intend to move our parts warehouse to the Shell Plant when the lease for our existing parts warehouse expires in 2007. In connection with our discontinuation of production at our Shell Plant, on September 30, 2004, we recorded a charge of $0.3 million relating to the carrying value of certain equipment to be written off and determined that no other asset impairment charge is currently necessary. As of December 31, 2005, our facilities operated one daily shift; we believe our capacity is suitable and adequate for our current operations. Our facilities have the capacity to operate additional shifts should the need arise for additional capacity.

Item 3. Legal Proceedings.

We are involved in certain threatened and pending legal proceedings, including workers’ compensation and employee matters arising from the conduct of our business. Additionally, we are involved in various warranty and repair claims and related threatened and pending legal proceedings with our customers in the normal course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq National Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of March 17, 2006, there were approximately 32 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since April 6, 2005, as reported on the Nasdaq National Market.

	Common stock price
	High	Low
Second quarter (from April 6, 2005)	$22.00	$17.55
Third quarter	$40.87	$19.01
Fourth quarter	$49.55	$35.45

Dividend policy

Prior to September 2005, our board of directors had never declared any cash dividends on our common stock. Since September 2005, we have paid a recurring quarterly cash dividend of $0.03 per share of common stock.

We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to generate earnings and cash flows and distribute them to us. Our declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant.

Our revolving credit facility contains covenants that limit our ability to pay dividends to holders of our common stock except under certain circumstances. Additionally, the ability of our board of directors to declare a dividend on our common stock is limited by Delaware law.

Item 6. Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2005 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Statements of operations data:
Sales	$927,187	$482,180	$244,349	$225,497	$210,314
Cost of sales	820,638	468,309	225,216	212,589	187,646

Gross profit	106,549	13,871	19,133	12,908	22,668
Selling, general and administrative expense	27,733	14,601	14,318	12,778	13,370
Compensation expense under stock option and restricted share award agreements (selling, general and administrative expense) (1)	358	8,900	—	—	—
Provision for settlement of labor disputes (selling, general and administrative expense)(2)	370	9,159	—	—	—
Goodwill amortization expense	—	—	—	—	1,744

Operating income (loss)	78,088	(18,789)	4,815	130	7,554
Interest income	(1,225)	(282)	(128)	(162)	(887)
Related-party interest expense	3,253	7,029	6,764	6,517	5,723
Third-party interest expense	1,447	1,111	1,367	1,595	2,398
Interest expense and related accretion on rights to additional acquisition consideration(3)	6,382	5,716	4,573	3,659	2,927
Write-off of deferred financing costs	439	—	348	—	—
Amortization of deferred financing costs	337	459	629	702	702

Income (loss) before income taxes	67,455	(32,822)	(8,738)	(12,181)	(3,309)
Income tax provision (benefit)	21,762	(7,962)	(1,318)	(3,554)	167

Net income (loss)	45,693	(24,860)	(7,420)	(8,627)	(3,476)
Redeemable preferred stock dividends accumulated	311	1,062	1,063	1,062	1,063

Net income (loss) attributable to common stockholders	$45,382	$(25,922)	$(8,483)	$(9,689)	$(4,539)

Weighted average common shares outstanding — basic(4)	11,135,440	6,888,750	6,875,000	6,875,000	6,875,000
Weighted average common shares outstanding—diluted(4)	11,234,075	6,888,750	6,875,000	6,875,000	6,875,000

Per share data:
Net income (loss) per share attributable to common stockholders – basic(4)	$4.08	$(3.76)	$(1.23)	$(1.41)	$(0.66)

Net income (loss) per share attributable to common stockholders - diluted (4)	$4.04	$(3.76)	$(1.23)	$(1.41)	$(0.66)

Other financial and operating data:
Capital expenditures	7,520	2,215	369	553	2,169
New railcars delivered	13,031	7,484	4,550	3,942	3,352
New railcar orders	22,363	12,437	9,927	2,831	4,403
New railcar backlog	20,729	11,397	6,444	1,067	2,178
Estimated backlog(5)	$1,412,424	$747,842	$365,876	$55,887	$108,217

Balance sheet data (at period end):
Cash and cash equivalents	$61,737	$11,213	$20,008	$19,725	$25,033
Restricted cash(6)	—	12,955	11,698	4,116	4,061
Total assets	225,282	191,143	140,052	141,531	148,702
Total debt(7)	224	56,058	51,778	53,424	55,423
Rights to additional acquisition consideration, including accumulated accretion(8)	—	28,581	22,865	18,292	14,634
Total redeemable preferred stock	—	12,182	11,120	10,057	8,995
Total stockholders’ equity (deficit)	92,199	(37,089)	(19,710)	(9,542)	3,160

(1)	On December 7, 2004, in accordance with our then-existing shareholders’ agreement, our board of directors approved the grant of certain options to purchase an aggregate of 1,014 Units to certain of our directors and officers at an exercise price of $0.01 per Unit. The grant became effective on December 23, 2004. Each Unit consisted of 550 shares of our common stock and one share of our Series A voting preferred stock. We recorded a non-cash expense of $8.9 million based on the estimated value per Unit as of December 23, 2004. All of these options were exercised prior to April 11, 2005, pursuant to which we issued 557,700 shares of our common stock and 1,014 shares of our Series A voting preferred stock, and all of our Series A voting preferred stock was redeemed with the net proceeds from our initial public offering. On April 11, 2005, immediately following the completion of our initial public offering, we granted to certain of our executive officers certain options to purchase an aggregate of 329,808 shares of our common stock under the 2005 Long Term Incentive Plan. On December 6, 2005, our board of directors approved the award of 37,500 shares of restricted stock to certain of our employees pursuant to our 2005 Long Term Incentive Plan. In addition, on December 6, 2005, one of our officers was granted stock options pursuant to the 2005 Long Term Incentive Plan. We recorded a non-cash charge of $358,000 in the aggregate for the year ended December 31, 2005 in connection with the issuance of the foregoing stock options and restricted share awards.

(2)	On November 15, 2004, we entered into the Johnstown settlement and recorded a $9.2 million charge with respect to the year ended December 31, 2004. As part of the Johnstown settlement, we agreed to pay back wages equal to $1.4 million to the covered employees and recorded a $0.8 million cash charge for expenses related to the Johnstown settlement in the year ended December 31, 2004. We also recorded $7.0 million of non-cash expense in the year ended December 31, 2004 related to pension and postretirement termination benefits accrued with respect to retired unionized employees at our Johnstown facility. For the year ended December 31, 2005, we recorded a charge of $370,000 relating to a change in estimate of the charge resulting from the Johnstown settlement consisting of a retroactive payment to unionized Johnstown employees for certain previously unpaid work hours.
(3)	“Rights to additional acquisition consideration” refers to the additional acquisition consideration related to the acquisition of our business in 1999 that became due, and was paid, upon the completion of our initial public offering in April 2005.
(4)	Share and per share data have been restated to give effect to the merger. See Item 1. “Business—Overview.”
(5)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases or decreases under most of our customer contracts that provide for variable pricing based on changes in the cost of raw materials or the possibility that contracts may be canceled or railcar delivery dates delayed and does not reflect the effects of any cancellation or delay of railcar orders that may occur. See Item 1. “Business—Backlog.”
(6)	Our restricted cash for the year ended December 31, 2001 through the year ended December 31, 2004 included cash collateral of $3.8 million plus interest held in escrow for our participation in a residual support guarantee agreement with respect to railcars that we sold to a customer that are presently leased by the customer to a third party. Our restricted cash for the years ended December 31, 2004 and 2003 also includes $7.5 million held in a restricted cash account as additional collateral for our former revolving credit facility, which was released to us after we entered into our revolving credit facility. Our restricted cash balance for the year ended December 31, 2004 also includes $1.2 million in escrow, representing security for workers’ compensation insurance. As of December 31, 2005, we no longer had any remaining restricted cash. Restricted cash in the amount of $13.0 million was released during the year ended December 31, 2005 as follows: the $7.5 million attributable to cash held as additional collateral under the former revolving credit facility was released upon signing the new credit facility agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.
(7)	Our total debt includes current maturities of long-term debt and our variable rate demand industrial revenue bonds due 2010 which are classified as short-term debt. We repaid all of our debt that existed prior to the initial public offering with the net proceeds of the initial public offering and available cash.
(8)	Our recorded liability under the rights to additional acquisition consideration is based on the fair value of the rights to additional acquisition consideration at the time that we acquired our business from TTII in 1999, using a discount rate of 25% and an expected redemption period of seven years. As a result of our initial public offering, we were required to pay the additional acquisition consideration in the aggregate amount of $35.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “—Forward-Looking Statements.”

We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered, and we believe that we are the leading North American manufacturer of coal-carrying railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. We have chosen not to offer significant railcar leasing services, as we have made a strategic decision not to compete with our customers that provide railcar leasing services, which represent a significant portion of our revenue. Our primary customers are financial institutions, railroads and shippers.

Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. All of our manufacturing facilities have the capability to manufacture a variety of types of railcars.

In the twelve months ended December 31, 2005, we delivered 13,031 new railcars, compared to our delivery of 7,484 new railcars in the twelve months ended December 31, 2004. Our total backlog of firm orders for new railcars increased by approximately 82%, from 11,397 railcars as of December 31, 2004 to 20,729 railcars as of December 31, 2005. The backlog as of December 31, 2004 represented estimated sales of $748 million, while the backlog as of December 31, 2005 represents estimated sales of $1,412 million. Approximately 96% of our backlog as of December 31, 2005 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at historically high levels. Notwithstanding fluctuations in the cost of raw materials, all of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. After taking into account the then-remaining fixed-price contracts in 2005, we were able to pass on increased material costs to our customers with respect to approximately 96% of our railcar deliveries in 2005.

With respect to the supply of components, while the availability of railcar components improved during the latter months of 2005, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as supply of these components is sourced worldwide.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. In an improving economy, we expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. We believe that the near-term outlook for railcar demand is positive due to current growth in the U.S. economy, which we believe is resulting in increased rail traffic, the replacement of aging railcar fleets, and an increasing demand for electricity. We also believe that the near-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on the increased demand for railcars, our current backlog, our product portfolio and our operational efficiency in manufacturing railcars. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to significant other risks that may cause our current positive outlook to change. See Item 1A. “Risk Factors.”

In April 2005, we completed an initial public offering of shares of our common stock. In connection with the offering, we offered and sold 5,100,000 shares of our common stock and certain selling stockholders offered and sold 4,675,000 shares (including 1,275,000 shares following the exercise of the underwriters’ over-allotment option) at a price of $19.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions and estimated offering-related expenses payable by us, were approximately $85.3 million. We used the net proceeds from the offering and our available cash to repay our existing indebtedness, redeem all of our outstanding redeemable preferred stock, pay amounts due under the rights to additional acquisition consideration, pay amounts due in connection with the termination of certain management services and other agreements with certain of our stockholders and pay related fees and expenses. See “—Liquidity and Capital Resources.”

In September 2005, we completed a secondary offering of our common stock whereby the selling stockholders, including all of our executive officers and certain of our directors, offered and sold 2,626,317 shares (including 342,563 shares following the exercise of the underwriters’ over-allotment option) at a price of $40.50 per share. We did not sell any shares and did not receive any proceeds from the sale of shares by the selling stockholders. We incurred $0.8 million of expenses in connection with the secondary offering.

FINANCIAL STATEMENT PRESENTATION

Sales

Our sales are generated primarily from sales of the railcars that we manufacture. Our sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, motor vehicles, flat and coiled steel products, lumber, plywood and other building products, minerals, cement, grain, automotive parts and paper products. Our sales are also affected by competitive market pressures that impact the prices for our railcars and by the types of railcars sold.

We generally manufacture railcars under firm orders from our customers. We recognize sales, which we sometimes refer to as deliveries, on new and rebuilt railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk for any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. With respect to sales transactions involving the trading-in of used railcars, in accordance with accounting rules, we recognize sales for the entire transaction when the cash consideration received is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration received is less than 25% of the total transaction value. Sales of used railcars that had been traded in were $5.9 million for the year ended December 31, 2003, and represented only 2.6% of our total sales of railcars for that year. Sales of used railcars for the years ended December 31, 2005 and 2004 were not material. We value used railcars received at their estimated fair market value less a normal profit margin. The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other manufacturing costs. Factors that have affected our cost of sales include the recent increases in the cost of steel and aluminum and our efforts to lower manufacturing costs in our Johnstown, Pennsylvania facility and to reduce the costs of new products that we have recently introduced.

We purchase, and we believe most of our competitors purchase, a substantial percentage of wheels and other railcar components from subsidiaries of Amsted Industries Inc. Due to manufacturing limitations at Amsted Industries, we have only been supplied with a limited number of wheels and other railcar components, which has constrained our production of railcars. We believe that the supply to our competitors has similarly been limited. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the year ended December 31, 2005. Customer orders may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions. See Item 1A. “Risk factors—Risks related to the railcar industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

The prices for steel and aluminum, the primary raw material inputs of our railcars, increased sharply in 2004 and have further increased in 2005 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. The costs for raw steel and aluminum have increased by approximately 155% and 21%, respectively, during the period from October 2003 through December 31, 2005. The availability of scrap metal has been limited by exports of scrap metal to China, and as a result, steel producers have charged scrap metal surcharges in excess of agreed-upon prices. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. During the years ended December 31, 2005 and 2004, our gross profit was adversely impacted by higher costs of approximately $1.5 million and $8.9 million, respectively, associated with increased material, labor and other costs related to a contract to manufacture box cars. For the year ended December 31, 2005, we were able to pass on increases in raw material costs to our customers with respect to 96% of our railcar deliveries. During the year ended December 31, 2005 and 2004, our gross profit was adversely impacted by higher costs of approximately $1.5 million and $8.9 million, respectively, associated with increased material, labor and other costs related to a contract to manufacture box cars.

Operating income

Operating income represents total sales less cost of sales, selling, general and administrative expenses, intangible asset amortization expense, compensation expense under stock option and restricted share award agreements, and the provision for the settlement of labor disputes in 2004.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Sales

Our sales for the year ended December 31, 2005 were $927.2 million as compared to $482.2 million for the year ended December 31, 2004, representing an increase of $445.0 million. Included in our sales for the year ended December 31, 2005 was $5.5 million attributable to the recognition of deferred revenue related to a customer contract from a prior year. The increase in sales was primarily due to our delivery of an additional 5,547 railcars, in the year ended December 31, 2005, compared to the same period in 2004, representing an increase of 74% in deliveries. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 89% of our total railcar deliveries for the year ended December 31, 2005.

Gross Profit

Gross profit for the year ended December 31, 2005 was $106.5 million as compared to $13.9 million for the year ended December 31, 2004, representing an increase of $92.6 million. Included in our gross profit for the year ended December 31, 2005 was $5.5 million attributable to the recognition of deferred revenue. The increase in gross profit was primarily due to our increased sales volume, operating leverage attributable to higher volume and the impact of the pass-through of increases in raw material costs to our customers with respect to a substantial majority of our railcar deliveries. For the year ended December 31, 2005, we were able to pass on increases in raw material costs to our customers with respect to 96% of our railcar deliveries. During the year ended December 31, 2005 and 2004, our gross profit was adversely impacted by higher costs of approximately $1.5 million and $8.9 million, respectively, associated with increased material, labor and other costs related to a contract to manufacture box cars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (not including compensation expense under stock option and restricted share award agreements or provision for settlement of labor disputes) for the year ended December 31, 2005 were $27.7 million as compared to $14.6 million for the year ended December 31, 2004, representing an increase of $13.1 million. Selling, general and administrative expenses were 3.0% of our sales for each of the years ended December 31, 2005 and 2004. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $4.6 million relating to our bonus and employee incentive programs, expenses of $2.9 million associated with increased costs of being a public company, expenses of $1.4 million attributable to higher volume, charges of $0.9 million related to the termination of management services and other agreements, charges of $0.8 million related to the secondary offering of our common stock, and expenses of $0.7 million related to the new manufacturing facility in Roanoke, Virginia. Johnstown labor settlement charges (reflected in provision for settlement of labor disputes) for the year ended December 31, 2005 were $0.4 million as compared to $9.2 million for the same period in 2004. See Note 20 to the consolidated financial statements.

Interest Expense

Net interest expense for the year ended December 31, 2005 was $10.6 million as compared to $13.9 million for the year ended December 31, 2004. For the year ended December 31, 2005, interest expense consisted of the accretion of additional interest on the rights to additional acquisition consideration prior to the payment of the additional acquisition consideration with the proceeds of the initial public offering during the second quarter of 2005. Interest expense and related accretion on the rights to additional acquisition consideration, including a one-time final payment resulting from the initial public offering, totaled $6.4 million for the year ended December 31, 2005, while the interest expense on the rights to additional acquisition consideration for the year ended December 31, 2004 was $5.7 million. Related-party interest expense and third-party interest expense for the year ended December 31, 2005 were $3.3 million and $1.4 million, respectively, compared with $7.0 million and $1.1 million, respectively, for 2004. The reduction of related-party interest expense reflects the impact of the repayment of the senior notes, term loan and industrial revenue bonds with the proceeds of the initial public offering during the second quarter of 2005.

Income Taxes

The provision for income taxes was $21.8 million for the year ended December 31, 2005, as compared to an income tax benefit of $8.0 million for the year ended December 31, 2004. The effective tax rates for the years ended December 31, 2005 and 2004, were a provision of 32.3% and a benefit of 24.3%, respectively. The effective tax rate for the year ended December 31, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.1% blended state rate less a 0.5% effect for other permanent differences and a 4.5% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration. The effective tax rate for the year ended December 31, 2004 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 4.4% blended state rate, less a 2.2% effect for other permanent differences, a 6.1% effect for then-nondeductible interest expense on the rights to additional acquisition consideration and a 6.8% effect for non-deductible stock compensation expense.

Net Income

As a result of the foregoing, net income was $45.7 million for the year ended December 31, 2005, reflecting an increase of $70.6 million from the net loss of $24.9 million for the year ended December 31, 2004. Net income for the year ended December 31, 2005 was favorably impacted by net income of $2.9 million applicable to the recognition of deferred revenue. Net income for the year ended December 31, 2004 was unfavorably impacted by $9.2 million attributable to Johnstown labor settlement charges. Net income attributable to common stockholders was $45.4 million for the year ended December 31, 2005, as compared to a net loss of $25.9 million attributable to common stockholders for the same period in 2004. For the year ended December 31, 2005, our basic and diluted net income per share were $4.08 and $4.04, respectively, on basic and diluted shares outstanding of 11,135,440 and 11,234,075, respectively. Basic and diluted earnings per share were favorably impacted by $0.27 per share attributable to the recognition of deferred revenue. For the same period of the prior year, our basic and diluted net loss per share was $3.76 on basic and diluted shares outstanding of 6,888,750. Basic and diluted earnings per share for the year ended December 31, 2004 were unfavorably impacted by $1.01 per share attributable to the Johnstown labor settlement charges.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Sales

Our sales for the year ended December 31, 2004 were $482.2 million as compared to $244.3 million for the year ended December 31, 2003, representing an increase of $237.9 million. This increase was primarily due to our delivery of an additional 2,929 railcars in the year ended December 31, 2004 compared to the same period in 2003, which resulted in an increase in sales of $241.4 million. The additional deliveries of railcars in the year ended December 31, 2004 reflect an increased demand for coal-carrying railcars. Sales of parts and other sales increased by $2.2 million in 2004 when compared to the same period in 2003. These increases were offset by reduced sales of $5.7 million from rebuilding railcars in the year ended December 31, 2004 when compared to the same period in 2003.

Gross Profit

Our gross profit in the year ended December 31, 2004 was $13.9 million as compared to $19.1 million in the year ended December 31, 2003, representing a decrease of $5.2 million, or 27.2%, in gross profit. This decrease was primarily due to an estimated $12.7 million increase in the cost of raw materials (consisting primarily of aluminum and steel) and $14.3 million of excess costs on customer contracts that we were unable to pass on to our customers. The $14.3 million loss included an $8.9 million loss related to a contract to manufacture box railcars, a product line that we had not previously manufactured. The $8.9 million loss on the box railcar contract reflects increased raw material, labor and other costs that exceeded the fixed purchase price under this contract. The $14.3 million loss also included a $2.8 million loss on an aluminum vehicle carrier railcar contract reflecting increased raw material, labor and other costs that exceeded the fixed purchase price under this contract. The $14.3 million loss also included a $2.3 million loss on a purchase order for another type of railcar that was completed and delivered in the second quarter of 2004 and a $0.3 million loss on container railcars manufactured for foreign delivery reflecting increased raw material, labor and other costs that exceeded the fixed purchase price under this contract. These decreases were offset by $20.8 million of additional gross profit resulting from the sale of an additional 2,929 railcars and $1.0 million of gross profit from rebuilding railcars, managing leased railcars, sales of parts and the resale of used railcars in the year ended December 31, 2004. Our gross profit margin decreased to 2.8% in the year ended December 31, 2004 from 7.8% in the year ended December 31, 2003.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses in the year ended December 31, 2004 were $14.6 million as compared to $14.3 million in the year ended December 31, 2003, representing an increase of $0.3 million, or 2.1%, in these expenses. Selling, general and administrative expenses were 3.0% of sales in the year ended December 31, 2004 as compared to 5.9% of sales in the year ended December 31, 2003. Selling, general and administrative expenses as a percentage of total sales declined in 2004 as compared to 2003, despite a 97.3% increase in sales for the period, because these costs do not necessarily increase in direct proportion to increases in sales.

Stock Compensation Expense

Our board of directors approved the grant of certain options, referred to as the 2004 Options, to purchase an aggregate of 1,014 Units at an exercise price of $0.01 per Unit. Each Unit consisted of 550 shares of our common stock and one share of our Series A voting preferred stock. We recorded $8.9 million of stock compensation expense (selling, general and administrative expense) in December 2004 related to the grant of the 2004 Options to certain of our directors and officers. The compensation expense was determined based upon the estimated value per Unit as of the effective date of grant of the 2004 Options on December 23, 2004. See Item 11. “Executive Compensation.”

Provision for Settlement of Labor Disputes

As part of the Johnstown settlement, we agreed to add certain retirees to our pension and postretirement benefit programs and pay fixed health care costs with respect to the unionized retired employees of JAC. We also agreed to pay back wages equal to $1.4 million to the covered employees and recorded a $0.8 million cash charge for expenses related to the settlement. We also recorded $7.0 million of non-cash expense related to termination benefits accrued by the participants of the pension and postretirement benefit programs through the date of the settlement agreement. The settlement was conditioned on, among other things, approval by the NLRB and the United States District Court for the Western District of Pennsylvania of the settlement and the withdrawal of certain NLRB charges and class-action lawsuits against us related to the Johnstown facility. All of the conditions to the effectiveness of the settlement were met as of May 4, 2005.

Interest Expense

Our interest expense in the year ended December 31, 2004 was $13.9 million as compared to $12.7 million for the year ended December 31, 2003, representing an increase of $1.2 million, or 9.1%. The recorded amount of our obligation under the rights to additional acquisition consideration accretes at the rate of 25% per year. The interest on the rights to additional acquisition consideration increased our interest expense in the year ended December 31, 2004 by $1.1 million when compared to the year ended December 31, 2003. This increase was partially offset by our repayment in September 2003 of the $6.4 million balance under a term loan we entered into in 1999 with an initial aggregate principal amount of $55.0 million, resulting in a $0.2 million reduction of interest expense.

Income Taxes

Our income tax benefit for the year ended December 31, 2004 was $8.0 million, or 24.2% of our loss before income taxes, as compared to $1.3 million for the year ended December 31, 2003, or 15.1% of our loss before income taxes. Our income tax benefit for the year ended December 31, 2004 was higher than for the same period in 2003 because we incurred expenses in 2004 that were deductible for tax purposes which we did not incur in 2003.

Net Income

Our net loss for the year ended December 31, 2004 was $24.9 million as compared to $7.4 million for the year ended December 31, 2003, representing an increase of $17.5 million. The increase in our net loss was attributable to a $9.2 million expense recorded for the Johnstown settlement, an $8.9 million loss on a box railcar contract reflecting increased raw material, labor and other costs, a $2.8 million loss on an aluminum vehicle carrier railcar contract, a $0.3 million loss on a container railcar contract and the recording of $8.9 million of compensation expense to account for the 2004 Options. These decreases were partially offset by increased sales from our delivery of an additional 2,929 railcars in the year ended December 31, 2004 compared to the same period in 2003. Net loss attributable to common shareholders for the year ended December 31, 2004 was $25.9 million as compared to $8.5 million for the same period in 2003. The difference of $1.0 million between net loss and net loss attributable to common shareholders for the year ended December 31, 2004 reflects accumulated dividends on our redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the year ended December 31, 2005 were proceeds from our initial public offering and cash generated from operations. For the year ended December 31, 2004, our primary source of liquidity was provided by our cash reserves held at the beginning of the period. From the year ended December 31, 2004 to the year ended December 31, 2005, we had an increase in net cash provided by operating activities of $66.4 million. See “— Cash Flows.”

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

The proceeds of the offering and available cash were used as follows: $48.4 million was used for the repayment of the senior notes; $35.0 million was used for payment under the rights to additional acquisition consideration; $13.0 million was used for the redemption of the redeemable preferred stock; $5.4 million was used for the repayment of the term loan; $5.2 million was used for the repayment of the industrial revenue bonds; and $0.9 million was used for payments related to the termination of management services and other agreements. In conjunction with these payments, early termination fees of $0.1 million and a write-off of deferred financing costs of $0.4 million, each related to the term loan repayment, were recorded in April 2005. In addition, in April 2005, we recorded charges of $0.8 million related to unamortized discount on the senior notes and $4.6 million related to the additional accretion under the rights to additional acquisition consideration. The effects of the offering and payments noted above resulted in an aggregate pre-tax charge to operations of $6.8 million. Additionally, the deferred offering costs of $4.8 million were recorded as a reduction in additional paid in capital.

On April 11, 2005, concurrent with the completion of the initial public offering, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on the ratio of our consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). We pay a commitment fee of between 0.25% per year and 0.50% per year on the unused portion of the revolving credit facility. As of December 31, 2005, we had no outstanding borrowings under the revolving credit facility, $8.5 million in letters of credit under the letter of credit sub-facility and the ability to borrow $40.4 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

For the purpose of calculating interest coverage and leverage ratios under the revolving credit agreement, through September 30, 2005, EBITDA (as defined in our revolving credit agreement) was adjusted to include up to $9.2 million in connection with the settlement of labor disputes; non-cash expenses relating to our stock option plan; and losses on a customer contract for boxcars in 2004.

As of December 31, 2005, we had no restricted cash. Restricted cash in the amount of $13.0 million was released during the second quarter of 2005 as follows: $7.5 million held as additional collateral under the former revolving credit facility was released when we entered into the new revolving credit agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.

Based on our current level of operations and our anticipated growth, we believe that our proceeds from operating cash flows, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2006. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital investments, acquisitions or development of railcars, and these capital requirements could be substantial.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations, expected return on pension plan assets and the health care cost trend rate for our postretirement welfare obligations. As of December 31, 2005, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $27.2 million. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. We made contributions of $4.0 million in 2005 and expect to make contributions of approximately $10.2 million in 2006 relating to pension costs. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

Based upon our operating performance, capital requirements and obligations under our pension and welfare benefit plans, we may, from time to time, be required to raise additional funds through additional offerings of our common stock and through long-term borrowings. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$224	$70	$126	$28	—
Operating leases	9,584	1,202	2,079	2,036	$4,267
Aluminum purchases	70,495	69,832	663	—	—

Total	$80,303	$71,104	$2,868	$2,064	$4,267

Aluminum purchase commitments consist of non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars.

In addition to the contractual obligations set forth above, we also will have interest payment obligations on any borrowings under the revolving credit facility. See Note 8 to the consolidated financial statements.

We also pay consulting fees to one of our directors. The amount paid for his consulting services was $50,000 for the year ended December 31, 2004 and 2005. The agreement governing this arrangement will expire in 2008. See Note 21 to the consolidated financial statements.

We are a party to employment agreements with our President and Chief Executive Officer, our Vice President, Finance, Chief Financial Officer, Treasurer and Secretary, our Vice President, Planning and Administration, and our Senior Vice President, Marketing and Sales. See Item 11. “Executive Compensation.”

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 12 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2006.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2005, 2004 and 2003:

	December 31, 2005	December 31, 2004	December 31, 2003
Net cash provided by (used in):
Operating activities	$65,814	$(560)	$18,376
Investing activities	5,435	(3,472)	(7,951)
Financing activities	(20,725)	(4,763)	(10,142)

Total	$50,524	$(8,795)	$283

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

Our net cash provided by operating activities for the year ended December 31, 2005 was $65.8 million as compared to net cash used in operating activities of $0.6 million for the year ended December 31, 2004. The increase of $66.4 million in net cash provided by operating activities was primarily due to the addition of $63.8 million in net income adjusted for non-cash items, the additional use of $9.3 million in cash for accounts receivable and inventories, net of accounts payable, an increase of $14.3 million in cash applicable to payroll, pensions and postretirement obligations, and the additional use of $2.4 million of cash for other working capital items.

Our net cash used in operating activities for the year ended December 31, 2004 was $0.6 million as compared to net cash provided by operating activities of $18.4 million for the year ended December 31, 2003. The increase of $19.0 million in cash used in operating activities was primarily due to the additional use of $9.3 million of cash for other working capital items, the increase of $6.0 million in our net loss adjusted for non-cash items, the additional use of $4.3 million in cash for accounts receivable and inventories, net of accounts payable, and the $3.5 million increase in cash used for payroll, pensions and postretirement obligations. Cash flow from our increased sales was offset by increases in the cost of raw materials, losses on customer contracts and increases in selling, general and administrative expenses. Our accounts receivable and inventories, net of accounts payable, increased as a result of the higher sales levels in 2004 as compared to 2003. These additional uses of cash were offset by a $4.1 million reduction in cash used for warranty costs.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2005 was $5.4 million as compared to $3.5 million of net cash used in investing activities for the year ended December 31, 2004. Net cash provided by investing activities for the year ended December 31, 2005 consisted of the release of restricted cash and capital expenditures, while net cash used in investing activities for the year ended December 31, 2004 consisted of restricted cash deposits and capital expenditures. The $5.4 million of net cash provided by investing activities for the year ended December 31, 2005 includes the release of $13.0 million of restricted cash, offset by capital expenditures of $7.5 million. For the year ended December 31, 2005, $5.7 million of the $7.5 million of total capital expenditures during the period was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

Net cash used in investing activities for the year ended December 31, 2004 was $3.5 million as compared to $8.0 million in the year ended December 31, 2003. Net cash used in investing activities for the years ended December 31, 2004 and 2003 consisted of capital expenditures and restricted cash deposits. The capital expenditure levels for both periods were lower than our historical expenditure levels, reflecting unfavorable industry conditions.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2005 was $20.7 million as compared to $4.8 million for the year ended December 31, 2004. Net cash used in financing activities for the year ended December 31, 2005 included net proceeds from the issuance of common stock of $87.3 million; payments on long-term debt of $59.3 million; redemption of redeemable preferred stock of $13.0 million; and payments of additional acquisition consideration of $35.0 million. The payments on long-term debt included $48.4 million for the repurchase of the senior notes; $5.7 million for the repayment of the term loan; and $5.2 million for the repayment of the industrial revenue bonds. Cash used in financing activities for the year ended December 31, 2004 consisted of long-term debt repayments applicable to our term loan and deferred offering costs. During the year ended December 31, 2004, in addition to the regular monthly payments of approximately $0.2 million per month, we made a $0.8 million balloon payment on our term loan in accordance with the agreement governing the term loan concerning the payment of proceeds from the sale of rebuilt aggregate railcars.

Net cash used in financing activities was $4.8 million for the year ended December 31, 2004 as compared to $10.1 million for the year ended December 31, 2003. During the year ended December 31, 2004, we made a $2.7 million repayment on our term loan and incurred $2.0 million of costs in connection with our initial public offering. Additionally, we repaid the $6.4 million balance of our prior term loan and the $1.9 million balance of our $2.5 million term loan. Also during 2003, we made $0.5 million of scheduled repayments on our term loan. The remaining $1.4 million reflects deferred financing costs related to the term loan and our former revolving credit facility.

Capital Expenditures

Our capital expenditures were $7.5 million in the year ended December 31, 2005 as compared to $2.2 million in the year ended December 31, 2004. For the year ended December 31, 2005, $5.7 million of the $7.5 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

The remaining $1.8 million of capital expenditures for the year ended December 31, 2005 was comprised primarily of expenditures for machinery and equipment at our Johnstown and Danville production facilities. Capital spending for the year ended December 31, 2004 primarily consisted of machinery and equipment expenditures.

Our capital expenditures were $2.2 million in the year ended December 31, 2004 as compared to $0.4 million in the year ended December 31, 2003. The capital expenditure levels for both periods are lower than our historical expenditure levels, reflecting our decision to reduce spending until economic conditions in our industry fully recovered. Our capital expenditures for the year ended December 31, 2004 consisted mainly of the replacement of equipment.

Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $4.5 million in 2006. These expenditures will be used to maintain our existing facilities and update manufacturing equipment as well as to increase tooling and equipment to meet the forecasted increase in demand for railcars. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. In response to the current demand for our railcars, we are considering the addition of another manufacturing facility and exploring other opportunities to increase our production capacity. We expect to fund our capital expenditures through cash provided by operating activities.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include long-lived assets, goodwill, pension and postretirement benefit assumptions, the valuation reserve on the net deferred tax asset, warranty accrual and contingencies and litigation. Actual results could differ from those estimates.

Our critical accounting policies include the following:

Long-lived assets

We evaluate long-lived assets, including property, plant and equipment, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held or used, we group a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Our estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Our future cash flow estimates exclude interest charges. There were no impairment losses on long-lived assets recorded during 2005, 2004 or 2003.

Impairment of goodwill and intangible assets

We have recorded on our balance sheet both goodwill and intangible assets, which consist primarily of patents and an intangible asset related to our defined benefit plans. Historically, goodwill and intangible assets were reviewed for impairment when events or other changes in circumstances had indicated that the carrying amount of the assets may not be recoverable. We tested all goodwill and intangible assets for impairment on January 1, 2003, January 1, 2004, and January 1, 2005 in accordance with SFAS No. 142. We have not noted any such impairment.

We test goodwill for impairment at least annually based on management’s assessment of the fair value of our assets as compared to their carrying value. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our assets were less than their carrying value. The process of assessing fair value involves management making estimates with respect to future sales volume, pricing, economic and industry data, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

Our method to determine fair value to test goodwill for impairment considers three valuation approaches: the discounted cash flow method, the guideline company method and the transaction method. The results of each of these three methods are reviewed by management and a fair value is then assigned. For our January 1, 2005 valuation date, management estimated that the fair value of our company exceeded the carrying value of our company by approximately $194 million.

The discounted cash flow method involves significant judgment based on a market-derived rate of return to discount short-term and long-term projections of the future performance of our company. The major assumptions that influence future performance include:

•	volume projections based on an industry-specific outlook for railcar demand and specifically coal railcar demand;

•	estimated margins on railcar sales; and

•	weighted-average cost of capital (or WACC) used to discount future performance of our company.

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. A negative 10% adjustment to the volume projections used in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately $36 million.

Our estimated margins used in the discounted cash flow method are based primarily on historical margins. At January 1, 2005, we did not have a significant number of contracts which provided for raw material cost escalation, which subjected our margins and future performance to variability primarily in the event of changes in the price of aluminum and steel. Aluminum and steel prices have historically accounted for approximately 30% to 35% of our total cost of sales. Changes in aluminum and steel prices typically only affect margins on signed contracts for railcars forming part of our backlog as management historically has used aluminum and steel prices at the time a contract is signed as the basis for its selling price. However, the price of raw materials has increased significantly since November 2003. A 10% increase in aluminum and steel prices for backlog and projected volume in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately $117 million. Since January 1, 2005, when our goodwill was reviewed for impairment, we have renegotiated our contracts with all of our customers to increase the purchase price of our railcars to reflect the increased cost of raw materials and, as a result, we were to able pass on to our customers approximately 96% of the increased raw material costs with respect to railcars that we produced and delivered in 2005. In addition, we have entered into customer contracts that allow for variable pricing to protect us against future changes in the cost of raw materials so that, as of December 31, 2005, all of our customer contracts allowed for such variable pricing. However, there is no assurance that our customers will accept variable pricing in the future. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

The WACC used to discount our future performance in the discounted cash flow method is based on an estimated rate of return of companies in our industry and interest rates for corporate debt rated “Baa” or the equivalent by Moody’s Investors Service. Management estimated a WACC of 16% for the January 1, 2005 goodwill impairment valuation analysis based on our mix of equity and debt. An increase in the WACC to 20% in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately $60 million.

The assumptions supporting our estimated future cash flows, including the discount rate used and estimated terminal value, reflect our best estimates.

The guideline company method and transaction method use market valuation multiples of similar publicly traded companies for the guideline company method and recent transactions for the transaction method and, as a result, involve less judgment in their application.

Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimating future cash flows.

Pensions and postretirement benefits

We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the expected return on pension plan assets and the discount rate used to calculate the present value of our pension and postretirement welfare plan liabilities.

In 2005, we assumed that the expected long-term rate of return on pension plan assets would be 8.5%. As permitted under SFAS 87, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(177)	$177

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2005, we determined this rate to be 5.75%, a decrease of 0.25% from the 6.00% rate used at December 31, 2004. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(680)	$810

For the years ended December 31, 2005, 2004 and 2003, we recognized consolidated pre-tax pension cost of $4.7 million, $4.4 million and $2.8 million, respectively. The increase in our 2004 consolidated pre-tax pension cost was primarily due to $1.7 million of costs incurred in connection with the Johnstown settlement. We currently expect to contribute approximately $10.2 million to our pension plans during 2006. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

For the years ended December 31, 2005, 2004 and 2003, we recognized a consolidated pre-tax postretirement welfare benefit cost of $5.9 million, $7.1 million and $1.4 million, respectively. The increase in our 2004 consolidated pre-tax postretirement cost was primarily due to $4.4 million of costs incurred in connection with the Johnstown settlement. We currently expect to pay approximately $3.3 million during 2006 in postretirement welfare benefits.

Income taxes

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We evaluate quarterly the realizability of our net deferred tax assets and assess the valuation allowance, adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and the availability of tax planning strategies that can be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins and loss of market share.

At December 31, 2005, we had total net deferred tax assets of $21.6 million. Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets. At December 31, 2005, we had a valuation allowance of $3.7 million, based on our management’s conclusion that it was more likely than not that certain of our net deferred tax assets in Pennsylvania would not be realized.

We provide for deferred income taxes based on differences between the book and tax bases of our assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The deferred tax liabilities and assets that we record relate to the enacted federal and Illinois tax rates, since net operating loss carryforwards and deferred tax assets arising under Pennsylvania state law have been fully reserved. A 1% change in the rate of federal income taxes would increase or decrease our deferred tax assets by $0.5 million. A 1% change in the rate of Illinois income taxes would increase or decrease our deferred tax assets by $0.2 million.

Product warranties

We establish a warranty reserve for new railcar sales and estimate the amount of the warranty accrual based on the history of warranty claims for the type of railcar, adjusted for significant known claims in excess of established reserves. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of five years or less. Historically, the majority of warranty claims occur in the first three years of the warranty period.

Revenue recognition

We generally manufacture railcars under firm orders from third parties. We recognize revenue on new and rebuilt railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk for any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. Revenue from leasing is recognized ratably during the lease term. Pursuant to Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-Monetary Transactions, and Emerging Issues Task Force (EITF) Issue No. 01-2, Interpretations of APB No-29, on transactions involving used railcar trades, we recognize revenue for the entire transaction when the cash consideration is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value at date of receipt less a normal profit margin.

Compensation expense under stock option agreements

Management judgment is required in estimating the compensation expense under stock option agreements. During the year ended December 31, 2004, compensation expense was recorded at the estimated fair value of the 2004 Options to purchase Units, consisting of 550 shares of our common stock and one share of our Series A voting preferred stock. On April 11, 2005, we adopted the 2005 Long Term Incentive Plan, pursuant to which we granted options to purchase shares of our common stock to certain of our executive officers.

Determining the compensation expense under stock option agreements requires complex and subjective judgments. Our approach to valuation is based on using market multiples of comparable companies, our cash flows and other data which give management indicators of the fair value of the options. There is inherent uncertainty in making these estimates.

Contingencies and litigation

We are subject to the possibility of various loss contingencies related to certain legal proceedings arising in the ordinary course of business. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amounts of loss, in the determination of loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us based on our ongoing monitoring activities to determine whether the accruals should be adjusted. If the amount of the actual loss is greater than the amount we have accrued, this would have an adverse impact on our operating results in that period.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Since we produce railcars based upon specific customer orders, we do not expect the provisions of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the provisions of SFAS No. 153 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The provisions of SFAS No. 123(R) are effective for our company beginning January 1, 2006. We expect to recognize total stock-based compensation expense of approximately $2.0 million before tax or $1.3 million after tax during 2006 resulting from the adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143, which applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset. FIN 47 states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted FIN 47 on December 31, 2005 as required. The adoption of FIN 47 had no material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this prospectus to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our ability to maintain relationships with our suppliers of railcar components;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders;

•	the highly competitive nature of our industry;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to manage our health care and pension costs;

•	our reliance on the sales of our aluminum-bodied coal-carrying railcars;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company;

•	potential significant warranty claims; and

•	various covenants in the agreement governing our indebtedness that limit our management’s discretion in the operation of our businesses.

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors.”

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of December 31, 2005, there were no borrowings under the revolving credit facility and we had issued approximately $8.5 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with all of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, all of our contracts for railcars in our backlog at December 31, 2005 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $200 per railcar, which, for the year ended December 31, 2005, would have reduced income before income taxes by approximately $2.6 million.

We are not exposed to any significant foreign currency exchange risks as our general policy is to denominate foreign sales and purchases in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders FreightCar America, Inc.:

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 6, 2006

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$61,737	$11,213
Restricted cash	—	1,200
Accounts receivable, net of allowance for doubtful accounts of $115 and $116, respectively	3,854	4,136
Inventories	75,089	73,218
Deposits and other current assets	4,033	983
Deferred income taxes	9,410	10,519

Total current assets	154,123	101,269

Property, plant and equipment, net	23,889	24,199
Restricted cash	—	11,755
Deferred financing costs, net	688	915
Deferred offering costs	—	2,013
Intangible assets, net	12,834	13,637
Goodwill	21,521	21,521
Deferred income taxes	12,227	15,834

Total assets	$225,282	$191,143

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$59,514	$69,631
Current portion of long-term debt	70	2,000
Accrued payroll and employee benefits	13,015	5,854
Accrued pension costs	10,174	4,050
Income taxes payable	4,235	—
Accrued warranty	7,878	5,964
Other current liabilities	3,885	5,274
Industrial revenue bonds	—	5,200

Total current liabilities	98,771	97,973

Long-term debt, less current portion	154	48,858
Deferred revenue	—	4,883
Accrued pension costs, less current portion	11,693	16,767
Accrued postretirement benefits	22,465	18,988
Rights to additional acquisition consideration, including accumulated accretion of $0 and $20,408, respectively	—	28,581

Total liabilities	133,083	216,050

Commitments and contingencies
Redeemable preferred stock (see Note 11)
Series A voting (pre-merger company)	—	8,486
Series B non-voting (pre-merger company)	—	3,696

Total redeemable preferred stock	—	12,182
Stockholders’ equity (deficit)
Preferred stock (see Note 11)
Series A voting	—	—
Series B non-voting	—	—

Total preferred stock	—	—
Common stock (see Note 11)
Common stock	126	—
Class A voting (pre-merger company)	—	—
Class B non-voting (pre-merger company)	—	—

Total common stock	126	—
Additional paid in capital	93,932	8,900
Accumulated other comprehensive loss	(5,556)	(5,055)
Retained earnings (deficit)	3,697	(40,934)

Total stockholders’ equity (deficit)	92,199	(37,089)

Total liabilities and stockholders’ equity (deficit)	$225,282	$191,143

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Sales	$927,187	$482,180	$244,349
Cost of sales	820,638	468,309	225,216

Gross profit	106,549	13,871	19,133
Selling, general and administrative expense	27,733	14,601	14,318
Compensation expense under stock option and restricted share award agreements (selling, general and administrative expense)	358	8,900	—
Provision for settlement of labor disputes (selling, general and administrative expense)	370	9,159	—

Operating income (loss)	78,088	(18,789)	4,815
Interest income	(1,225)	(282)	(128)
Related-party interest expense	3,253	7,029	6,764
Third-party interest expense	1,447	1,111	1,367
Interest expense and related accretion on rights to additional acquisition consideration	6,382	5,716	4,573
Write-off of deferred financing costs	439	—	348
Amortization of deferred financing costs	337	459	629

Income (loss) before income taxes	67,455	(32,822)	(8,738)
Income tax provision (benefit)	21,762	(7,962)	(1,318)

Net income (loss)	45,693	(24,860)	(7,420)
Redeemable preferred stock dividends accumulated	311	1,062	1,063

Net income (loss) attributable to common stockholders	$45,382	$(25,922)	$(8,483)

Net income (loss) per common share attributable to common stockholders—basic	$4.08	$(3.76)	$(1.23)

Net income (loss) per common share attributable to common stockholders—diluted	$4.04	$(3.76)	$(1.23)

Weighted average common shares outstanding—basic	11,135,440	6,888,750	6,875,000

Weighted average common shares outstanding—diluted	11,234,075	6,888,750	6,875,000

Dividends declared per common share	$0.06	$0.00	$0.00

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share data)

	Common Stock (Pre-merger Company)				Common Stock		Accumulated Other Comprehensive Loss	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2003	6,138,000	—	737,000	—	—	—	(3,013)	—	(6,529)	(9,542)
Net loss	—	—	—	—	—	—	—	—	(7,420)	(7,420)
Additional minimum pension liability, net of tax effect of $985	—	—	—	—	—	—	(1,685)	—	—	(1,685)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,105)

Redeemable preferred stock dividends accumulated, but undeclared	—	—	—	—	—	—	—	—	(1,063)	(1,063)

Balance, December 31, 2003	6,138,000	—	737,000	—	—	—	(4,698)	—	(15,012)	(19,710)
Net loss	—	—	—	—	—	—	—	—	(24,860)	(24,860)
Additional minimum pension liability, net of tax effect of $484	—	—	—	—	—	—	(357)	—	—	(357)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,217)

Issuance of stock options	—	—	—	—	—	—	—	8,900	—	8,900
Redeemable preferred stock dividends accumulated, but undeclared	—	—	—	—	—	—	—	—	(1,062)	(1,062)

Balance, December 31, 2004	6,138,000	—	737,000	—	—	—	(5,055)	8,900	(40,934)	(37,089)
Net income	—	—	—	—	—	—	—	—	45,693	45,693
Additional minimum pension liability, net of tax effect of $101	—	—	—	—	—	—	(501)	—	—	(501)

Comprehensive income	—	—	—	—	—	—	—	—	—	45,192

Stock options exercised	557,700	—	—	—	—	—	—	—	—	—
Shares exchanged in merger (see Note 11)	(6,695,700)	—	(737,000)	—	7,432,700	—	—	—	—	—
Redeemable preferred stock dividends accumulated, but undeclared	—	—	—	—	—	—	—	—	(311)	(311)
Redemption of preferred stock with liquidation preference in excess of par value	—	—	—	—	—	—	—	(507)	—	(507)
Issuance of common stock	—	—	—	—	5,100,000	125	—	85,181	—	85,306
Restricted stock awards	—	—	—	—	37,500	1	—	1,870	—	1,871
Unvested restricted stock	—	—	—	—	—	—	—	(1,746)	—	(1,746)
Stock-based compensation recognized	—	—	—	—	—	—	—	234	—	234
Cash dividends	—	—	—	—	—	—	—	—	(751)	(751)

Balance, December 31, 2005	—	$—	—	$—	12,570,200	$126	$(5,556)	$93,932	$3,697	$92,199

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$45,693	$(24,860)	$(7,420)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation	7,220	6,760	6,780
Loss on disposal of equipment	2	299	138
Amortization of intangible assets	590	590	591
Amortization of deferred financing costs	337	460	629
Write-off of deferred financing costs	439	—	348
Accretion of Senior Notes	1,071	715	655
Accretion of deferred revenue	791	380	387
PIK Notes issued for interest	2,182	6,315	6,483
Interest expense and related accretion on rights to additional acquisition consideration	6,382	5,716	4,573
Deferred income taxes	4,817	(7,962)	(657)
Provision for settlement of labor disputes	370	9,159	—
Compensation expense under stock option and restricted share award agreements	358	8,900	—
Changes in operating assets and liabilities
Accounts receivable	282	(3,062)	1,109
Inventories	(1,871)	(44,648)	(1,124)
Deposits and other current assets	(3,599)	(385)	(14)
Accounts payable	(10,487)	44,971	1,542
Accrued payroll and employee benefits	6,812	464	3,183
Income taxes payable/receivable	4,235	815	4,254
Accrued warranty	1,914	640	(3,474)
Other current liabilities	(537)	(1,642)	3,289
Deferred revenue	(5,674)	(713)	(176)
Accrued pension costs and accrued postretirement benefits	4,487	(3,472)	(2,720)

Net cash flows provided by (used in) operating activities	65,814	(560)	18,376

Cash flows from investing activities
Restricted cash (deposits) withdrawals, net	12,955	(1,257)	(7,582)
Purchases of property, plant and equipment	(7,520)	(2,215)	(369)

Net cash flows provided by (used in) investing activities	5,435	(3,472)	(7,951)

Cash flows from financing activities
Issuance of common stock (net of issuance costs and deferred offering costs)	87,320	(2,013)	(1,358)
Payments on long-term debt	(59,331)	(2,750)	(17,784)
Borrowings	—	—	9,000
Redemption of preferred stock and payment of accumulated dividends	(13,000)	—	—
Payments of additional acquisition consideration	(34,963)	—	—
Cash dividends paid to stockholders	(751)	—	—

Net cash flows used in financing activities	(20,725)	(4,763)	(10,142)

Net increase (decrease) in cash and cash equivalents	50,524	(8,795)	283
Cash and cash equivalents at beginning of period	11,213	20,008	19,725

Cash and cash equivalents at end of period	$61,737	$11,213	$20,008

Supplemental cash flow information
Cash paid for:
Interest (includes, for the year ended December 31, 2005, $26,790 related to additional acquisition consideration and $28,361 relating to Senior Notes and previously accrued but unpaid PIK Notes)	$56,506	$1,120	$1,401

Income tax refunds received	$—	$839	$4,908

Income taxes paid	$12,718	$—	$—

Non-cash transactions:
Capital lease obligations incurred for equipment	$244	$—	$—

Redeemable preferred stock dividends accumulated	$—	$1,062	$1,063

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“America”), through its direct and indirect wholly owned subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”) (herein collectively referred to as the “Company”) manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has manufacturing facilities in Danville, Illinois, Roanoke, Virginia and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty and workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation and the valuation reserve on the net deferred tax asset. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all unrestricted short-term investments with original maturities of three months or less when acquired to be cash equivalents.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Used railcars are stated at the estimated fair market value at date of receipt less a normal profit margin. Decreases in the fair market value of used railcars subsequent to the date of receipt are recognized when the estimated fair market value decreases below the recorded value. Used railcars are reflected net of such market valuation write-downs of $0 and $618 at December 31, 2005 and 2004, respectively, to reduce the original carrying amounts to their estimated net realizable value. The Company’s inventory consists of raw materials, work in progress and finished goods for individual customer contracts. Management has determined that no reserve, including reserves for obsolete inventory, is necessary for raw materials, work in progress or finished new railcar inventory at December 31, 2005 and 2004.

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Description of Assets	Life
Buildings and improvements	10-40 years
Machinery and equipment	3-12 years

Maintenance and repairs are charged to expense as incurred, while major replacements and improvements are capitalized. The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any gain or loss is recorded in the consolidated statement of operations upon disposal or retirement.

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. For assets to be held or used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges. There were no impairment charges recorded for long-lived assets during 2005, 2004 or 2003.

In November 2002, the Company temporarily discontinued production at the Shell Plant in Johnstown, Pennsylvania (the “Shell Plant”). The shutdown was principally due to having capacity in excess of current market demand. The Shell Plant, including associated equipment, had a net book value of $1,113 and $1,690 at December 31, 2005 and 2004, respectively. The reopening of the Shell Plant as a manufacturing operation is dependent on, among other things, an increased demand for railcars. The Company recorded a charge of $299 in 2004 relating to the carrying value of certain equipment written off and determined that no other asset impairment charge was necessary. The Company plans to use the Shell Plant for storage and move the Company’s parts business to the Shell Plant when the lease for the current parts facility expires in 2007.

Deferred Offering Costs

At December 31, 2004, the Company had deferred costs associated with the initial public offering of its common stock which were specific incremental costs directly attributable to the offering. Deferred offering costs incurred prior to the offering were applied against the proceeds from the offering when the offering was consummated in April 2005.

Offering costs relating to an offering in which the Company receives no proceeds are expensed when incurred.

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $385, $329 and $207 for the years ended December 31, 2005, 2004 and 2003 respectively. Such costs are reflected within selling, general and administrative expenses on the consolidated statements of operations.

Goodwill and Intangible Assets

The Company performs the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2005, 2004 and 2003.

Patents are amortized over their remaining legal life from the date of acquisition on a straight-line method.

Income Taxes

For Federal income tax purposes, the Company files a consolidated federal tax return. JAC files separately in Pennsylvania. The Company files a combined return in Illinois. With the start-up of the facility in Roanoke, Virginia, the Company intends to file a return in Virginia. The Company’s operations are not significant in any states other than Illinois, Pennsylvania and Virginia. In conformity with SFAS No. 109, Accounting for Income Taxes, the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. Management evaluates deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized.

Rights to Additional Acquisition Consideration

At the date of the acquisition of the Company’s business in 1999 from Transportation Technologies Industries, Inc. (“TTII”), the Company recorded an obligation of $8,173, representing the present value of the $20,000 of additional acquisition consideration plus accreted value (the “Rights to Additional Acquisition Consideration”), using a discount rate of 25% and an expected redemption period of seven years. Interest expense, representing the accretion of the discount and a 10% return on the stated amount of the rights, is calculated on the compounded carrying value of the obligation. See Note 10.

Product Warranties

The Company establishes a warranty reserve for new railcar sales at the time of sale, estimates the amount of the warranty accrual for new railcars sold based on the history of warranty claims for the type of railcar, and adjusts the reserve for significant known claims in excess of established reserves.

Revenue Recognition

Revenues on new and rebuilt railcars are recognized when individual cars are completed, the railcars are accepted by the customer following inspection, the risk for any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. There are no returns or allowances recorded against sales. Pursuant to Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions, and Emerging Issues Task Force (“EITF”) Issue No. 01-2, Interpretations of APB No. 29, revenue is recognized for the entire transaction on transactions involving used railcar trades when the cash consideration is in excess of 25% of the total transaction value and on a pro-rata portion of the total transaction value when the cash consideration is less than 25% of the total transaction value. Used railcars received are valued at their estimated fair market value at the date of receipt less a normal profit margin. Revenue from leasing is recognized ratably during the lease term.

The Company’s sales to customers outside the United States were $47,930 in 2005 and were not material for 2004 or 2003.

The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

The Company records amounts billed to customers for shipping and handling as part of sales in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.

Financial Instruments

Management estimates that all financial instruments as of December 31, 2005 have fair values that approximate their carrying values. Management estimates that all financial instruments (including cash, restricted cash and long-term debt), except the Company’s 15% senior notes due June 30, 2008 in the original principal amount of $25,000 (the “Senior Notes”) and the additional Senior Notes issued in payment of interest on the Senior Notes (the “PIK Notes”) (see Note 8) and the Rights to Additional Acquisition Consideration (see Note 10), had fair values that approximated their carrying values as of December 31, 2004 due to the existence of short-term variable interest rates on those instruments. The fair value of the Senior Notes was estimated to be $30,043 at December 31, 2004. The fair value of the PIK Notes was $25,451 at December 31, 2004. The fair value of the Senior Notes and PIK Notes were calculated based on the present value of expected future cash flows using an estimated market discount rate of 11% at December 31, 2004. The fair value of the Rights to Additional Acquisition Consideration was $28,671 at December 31, 2004. The fair values were calculated based on the present value of expected future cash flows using an estimated market discount rate of 21% at December 31, 2004. Each of the Senior Notes, the PIK Notes and the Rights to Additional Consideration were paid in full in April 2005 in connection with the Company’s initial public offering.

Restricted Cash and Deferred Revenue

The Company had deferred a portion of revenue related to a 2000 railcar sale contract. The accreted value of the deferred revenue on the 2000 contract was $0 and $4,688 as of December 31, 2005 and 2004, respectively. The sales agreement required an initial deposit of $3,800 of the contract proceeds be placed in escrow for the Company’s participation in a residual support guaranty agreement with the buyer relating to the Company’s assistance in the buyer’s subsequent lease to other parties of the railcars purchased. Such escrow was reflected on the Company’s balance sheet as restricted cash. Interest earned on the escrow is also restricted. The Company was notified that the lessee has exercised its option to purchase the railcars on September 1, 2005 pursuant to the lease agreement. Upon the closing of the sale of the railcars, the Company had no further obligations under the residual support guaranty agreement and recognized all deferred revenue with respect to this contract.

The Company had deferred a portion of revenue related to two railcar sale contracts in 2002 which contained underlying rental support requirements. The amount of deferred revenue was based on the maximum rental support the Company would have been required to pay if the cars were not leased out at a specified rate over the next three years. The deferred revenue balance on the contracts was $195 as of December 31, 2004. There was no remaining deferred revenue relating to these contracts at December 31, 2005.

The Company has deferred a portion of the revenue related to a sale and leaseback contract in 2003 for railcars in accordance with SFAS No. 28, Accounting for Sales with Leasebacks. The amount of the deferred revenue was recognized in proportion to the related gross rental payments over the lease term. The deferred revenue balance on this contract was $647 as of December 31, 2003. The agreement expired in 2004.

On September 11, 2003, the Company entered into a revolving credit facility agreement (see Note 8), which required the Company to maintain a restricted cash account, the “Cash Collateral,” as additional collateral. The balance of the Cash Collateral account was required to be a minimum of $7,500 until March 31, 2004; thereafter the minimum balance was required to be reduced in any quarter where the EBITDA requirements in accordance with the Revolving Credit Facility agreement were met for the previous 12 months. The Cash Collateral balance at December 31, 2004 was $7,500. This agreement was terminated in April 2005 in connection with the Company’s initial public offering.

In addition, at December 31, 2004, the Company had $1,200 in escrow representing security for workers’ compensation insurance. No such escrow was required at December 31, 2005.

As of December 31, 2005, the Company no longer had any remaining restricted cash.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and the minimum pension liability adjustment, which is shown net of tax.

Earnings Per Share

Basic earnings (loss) per share are calculated as net income (loss) attributable to common shareholders divided by the weighted-average number of common shares outstanding during the respective period. The Company includes contingently issuable shares in its calculation of the weighted average number of common shares outstanding. Contingently issuable shares are shares subject to options which require little or no cash consideration. Diluted earnings (loss) per share are calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.

Stock-Based Compensation

On April 11, 2005, the Company adopted the 2005 Long Term Incentive Plan (the “Plan”) under which certain officers and key employees may be granted options to purchase shares of the Company’s common stock. The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As a result, the Company recognizes compensation expense based on the intrinsic value or the difference between the exercise price and the fair market value at the date of grant. The following table illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per share attributable to common stockholders if the Company had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders, as reported	$45,382	$(25,922)	$(8,483)
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax(1)	228	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax(1)(2)	(567)	—	—

Net income (loss) attributable to common stockholders, pro forma	$45,043	$(25,922)	$(8,483)

Net income (loss) per common share attributable to common stockholders – basic
As reported	$4.08	$(3.76)	$(1.23)

Pro forma	$4.05	$(3.76)	$(1.23)

Net income (loss) per common share attributable to common stockholders – diluted
As reported	$4.04	$(3.76)	$(1.23)

Pro forma	$4.01	$(3.76)	$(1.23)

(1)	Excluding for the year ended December 31, 2004 a balance of $8,900 of stock-based compensation for which the fair value was equal to the intrinsic value on the grant date.
(2)	Compensation expense was determined based on the Black-Scholes option pricing model using the following assumptions: dividend yield of 0.5%; risk-free interest rates ranging between 4.17% and 4.24%; expected volatility of 35%; and expected lives of the options ranging between 5.5 and 6.5 years.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect the provisions of SFAS No. 153 to have a material impact on the Company’s financial statements. The Company adopted SFAS No. 153 effective January 1, 2006 as required.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The provisions of SFAS No. 123(R) are effective for the Company beginning January 1, 2006. The Company expects to recognize total stock-based compensation expense of approximately $1,997 before tax and $1,270 after tax during 2006 as a result from the adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143, which applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. FIN 47 states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted FIN 47 on December 31, 2005 as required. The adoption of FIN 47 had no material impact on the Company’s financial statements.

Note 3 – Initial and Secondary Public Offerings

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

In September 2005, the Company completed a secondary offering of its common stock whereby the selling stockholders, including all of the Company’s executive officers and certain of the Company’s directors, offered and sold 2,626,317 shares (including 342,563 shares following the exercise of the underwriters’ over-allotment option) at a price of $40.50 per share. The Company did not sell any shares and did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $834 of expenses in connection with the secondary offering which were recognized in the consolidated statement of operations.

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials and purchased components	$—	$146
Work in progress	70,312	55,304
Finished new railcars	4,777	14,386
Used railcars held for sale	—	3,382

Total inventories	$75,089	$73,218

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2005	2004
Land	$909	$909

Buildings and improvements	26,476	24,189
Machinery and equipment	38,183	33,571

Cost of buildings, improvements, machinery and equipment	64,659	57,760
Less: Accumulated depreciation and amortization	(42,209)	(35,009)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	22,450	22,751

Construction in process	530	539

Total property, plant and equipment	$23,889	$24,199

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $7,220, $6,760 and $6,780, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	December 31,
	2005	2004
Patents	$13,097	$13,097
Accumulated amortization	(6,834)	(6,244)

Patents, net of accumulated amortization	6,263	6,853
Pension intangible asset – see Note 12	6,571	6,784

Total intangible assets	$12,834	$13,637

Patents are being amortized over their remaining legal life from the date of acquisition on a straight-line method. The weighted average remaining life of the Company’s patents is 11 years. Amortization expense related to patents, which is included in cost of sales, was $590, $590 and $591 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company estimates amortization expense for each of the five years in the period ending December 31, 2010 will be approximately $590.

Note 7 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the years ended December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
Balance at the beginning of the period	$5,964	$5,324	$8,798
Warranties issued during the period	4,887	2,812	572
Reductions for payments, costs of repairs and other	(2,973)	(1,856)	(3,029)
Changes in the warranty reserve for preexisting warranties	—	(316)	(1,017)

Balance at the end of the period	$7,878	$5,964	$5,324

Note 8 – Borrowing Arrangements

Total debt consists of the following:

	December 31,
	2005	2004
Senior Notes (net of unamortized discount of $0 and $1,071, respectively)	$—	$23,929
PIK Notes	—	21,179
Term Loan	—	5,750
Short-term Industrial Revenue Bonds	—	5,200
Capital leases	224	—

Total debt	224	56,058
Current portion and short-term debt	(70)	(7,200)

Long-term debt, less current portion and short-term debt	$154	$48,858

Prior Revolving Credit Facility

The Company had a revolving credit facility agreement (the “Prior Revolving Credit Facility”) which provided for a line of credit of $20,000, subject to a borrowing base calculation, including a letter of credit sub-facility that may not exceed $12,000.

At December 31, 2004, there were no borrowings under the Prior Revolving Credit Facility and outstanding letters of credit amounted to $10,617. Borrowing availability at December 31, 2004 under the Prior Revolving Credit Facility was $9,383. Borrowings under the Prior Revolving Credit Facility were collateralized by the assets of JAC, FCS, JAIX and Operations.

The Company was required to maintain compliance with certain covenants which, among other things, limited additional borrowings, acquisitions and guarantees. The Prior Revolving Credit Facility also restricted the ability of the Company’s borrower subsidiaries to, among other things, declare or pay any dividends on their common stock for distribution to America, except under certain circumstances. The Company was in compliance with such covenants, as amended, at December 31, 2004.

The Company was permitted to elect an interest rate, payable monthly, at either the “Floating Rate” (defined as the lender’s prime rate plus an applicable margin of between 0.25% and 1.25%) or the “Eurodollar Rate” (defined as the

LIBOR Index Rate as adjusted for certain reserve requirements of the lender plus an applicable margin of between 2.5% and 4.0%). The applicable margins were determined based on the Company’s leverage ratio.

The Company replaced the Prior Revolving Credit Facility with a new revolving credit facility (as described below) upon completion of the Company’s initial public offering.

New Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “new revolving credit agreement”) with LaSalle Bank National Association providing for the terms of the Company’s new revolving credit facility (the “new revolving credit facility”). The proceeds of the new revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The new revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The new revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the new revolving credit agreement). Borrowings under the new revolving credit facility are collateralized by substantially all of the assets of the Company. The new revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of December 31, 2005, the Company had no borrowings under the new revolving credit facility, $8,465 in letters of credit under the letter of credit sub-facility and the ability to borrow $40,428 under the new revolving credit facility. Under the new revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Term Loan

The Company had a Term Loan, which had an original principal amount of $9,000 with interest payable monthly at LIBOR plus 4.5%. At December 31, 2004, borrowings under the Term Loan bore interest at 6.78%. The loan was repayable on a monthly basis and had a maturity date of March 31, 2008. America, Intermedco, and JAC Patent acted as guarantors for Operations’ Term Loan. Additionally, borrowings under the Term Loan were collateralized by the stock of Operations, Intermedco, JAC, FCS, JAIX and JAC Patent. The Company was required to maintain compliance with certain covenants which, among other things, limit additional borrowings, acquisitions and guarantees. The Company was in compliance with such covenants, as amended, at December 31, 2004. Following the completion of the Company’s initial public offering on April 11, 2005, all outstanding amounts due under the Term Loan were repaid.

Senior Notes and PIK Notes

The Senior Notes had a face value of $25,000 and were issued to certain shareholders of America. The Senior Notes bore interest at 15% payable quarterly in cash or, at the election of America, through the issuance of the PIK Notes which also bore interest at 15%. The Senior Notes were to bear interest at 17% payable quarterly beginning on July 1, 2006. America was required to maintain compliance with certain financial covenants under the terms of the Senior Notes. A portion ($9,000) of the PIK Notes was repaid with proceeds from the Term Loan during 2003. The remaining balances outstanding under the Senior Notes and PIK notes were due on June 30, 2008. The debt discount was amortized over the life of the Senior Notes using the straight-line method, which approximates the interest method. The Company was required to maintain compliance with certain covenants which, among other things, limit additional borrowings, acquisitions and guarantees. The Company was in compliance with such covenants, as amended, at December 31, 2004.

The Company had agreed to pay the holders of the Senior Notes (which holders also were stockholders of the Company) financing and management service fees aggregating $100 per year so long as the Senior Notes lenders also each owned at least 1,375,000 shares of the Company’s common stock. Following the completion of the Company’s initial public offering on April 11, 2005, all outstanding amounts due under the Senior Notes and PIK Notes were repaid and the agreements governing the financing and management services were terminated.

Industrial Revenue Bonds

The Company issued Industrial Revenue Bonds for $5,300 that bore interest at a variable rate (2.15% as of December 31, 2004) and were permitted to be redeemed by the Company at any time. The bonds were secured by a letter of credit issued by JAC and FCS which was scheduled to expire on December 15, 2005. The bonds had no amortization and had a maturity date of December 1, 2010. The bonds were also subject to a weekly “put” provision by the holders of the bonds and as a result were reflected as a current liability at December 31, 2004.

Following the completion of the Company’s initial public offering on April 11, 2005, all amounts due under the Industrial Revenue Bonds were repaid on May 26, 2005.

Capital Leases

During the year ended December 31, 2005, the Company entered into leases of certain equipment under agreements that are classified as capital leases. The net book value of equipment under capital lease agreements is included in the balance sheets as property, plant and equipment and was $211 at December 31, 2005. Amortization of assets under capital leases is included in depreciation expense.

Combined future principal repayments for all borrowing arrangements at December 31, 2005 were as follows:

2006	$70
2007	61
2008	65
2009	28

$224

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	Additional Minimum Pension Liability	Income Tax Benefit	Accumulated Other Comprehensive Loss
Balance at January 1, 2003	$(4,772)	$1,759	$(3,013)
Net Change	(2,670)	985	(1,685)

Balance at December 31, 2003	(7,442)	2,744	(4,698)
Net Change	(841)	484	(357)

Balance at December 31, 2004	(8,283)	3,228	(5,055)
Net Change	(602)	101	(501)

Balance at December 31, 2005	$(8,885)	$3,329	$(5,556)

Note 10 – Rights to Additional Acquisition Consideration

Under the share purchase agreement (the “Purchase Agreement”) relating to the acquisition of the Company’s business in 1999 from TTII, the Company was required to pay $20,000 of additional acquisition consideration plus accreted value (also referred to as the Rights to Additional Acquisition Consideration) to TTII upon the occurrence of certain events. These events included an initial public offering satisfying certain conditions, the sale of a majority of the Company’s assets, the repayment of the borrowings under a prior term loan and the Senior Notes, subject to certain conditions, and the liquidation or dissolution of the Company. The amount payable upon a triggering event under the Rights to Additional Acquisition Consideration at redemption was $20,000 plus an accreted value that compounded at a rate of 10% annually, and was $34,089 at December 31, 2004. Subsequent to the closing of the

Purchase Agreement, TTII sold its interest in the Rights to Additional Acquisition Consideration to certain stockholders of the Company, one of which subsequently sold all of its Rights to Additional Acquisition Consideration to an unrelated third party (see Note 21).

At the time of the acquisition, the Company recorded an obligation of $8,173, representing the fair value of the Rights to Additional Acquisition Consideration at the time of the acquisition, using a discount rate of 25% and based on an estimated redemption period of seven years. The carrying value of the Rights to Additional Acquisition Consideration accreted annually under the effective interest method.

Following the completion of the Company’s initial public offering on April 11, 2005, all amounts due under the Rights to Additional Acquisition Consideration were paid (see Note 3).

Note 11 – Redeemable Preferred Stock, Preferred Stock and Common Stock

Pre-merger Company

Holders of the Company’s preferred stock controlled a majority of the votes of its board of directors and had the ability to direct the Company to, among other things, repurchase its outstanding securities. Therefore, the Company’s preferred stock were considered to be redeemable at the option of the holders thereof and the Company classified its preferred stock on its balance sheet separately rather than as part of stockholders’ equity.

Class A common stock had voting rights, and Class B common stock was non-voting. The Series A voting preferred stock and Series B non-voting preferred stock both had a liquidation value of $500 per share and were subject to a 17% cumulative dividend before any dividends were permitted to be declared to common stockholders. The Series A voting preferred stock and Series B non-voting preferred stock were redeemable at the option of the Company. Accumulated but undeclared dividends at December 31, 2004 were $4,156 for the Series A voting preferred stock and $1,776 for the Series B non-voting preferred stock.

Common stock and preferred stock were sold to investors for amounts up to $500 per share when America purchased the Company. At that time, certain shareholders purchased the Senior Notes with a $25,000 principal amount plus 5,000 shares of Series A voting preferred stock and 2,750,000 shares of Class A common stock for total consideration of $25,000. The amounts allocated to the debt and each equity account were determined based upon an estimated fair value of $500 per share for each share of common stock and preferred stock (the amount paid by unrelated investors) with the residual $20,000 allocated to the Senior Notes.

On December 7, 2004, in accordance with the Company’s existing shareholders’ agreement, the Company’s board of directors approved the grant of certain options to purchase an aggregate of 1,014 Units to certain directors and officers of the Company at an exercise price of $0.01 per Unit. The grant of these options became effective on December 23, 2004. Each Unit consists of 550 shares of Class A voting common stock and one share of Series A voting preferred stock. The Company has recorded a non-cash expense of $8,900 based on the estimated fair value per Unit.

Current Company

On April 1, 2005, the Company’s former parent company, also named FreightCar America, Inc., merged with and into the Company, then a newly formed, wholly owned subsidiary of the former parent company and then named FCA Acquisition Corp. The Company is authorized to issue 50 million shares of common stock with a par value of $0.01 per share, and 2.5 million shares of preferred stock with a par value of $0.01 per share. As a result of the merger, all of the holders of the issued and outstanding shares of Class A voting common stock and Class B non-voting common stock of the former parent company received, in exchange for their shares, such number of shares of the common stock of the Company equal to the aggregate number of their shares multiplied by 550. The holders of the issued and outstanding shares of Series A voting preferred stock and Series B non-voting preferred stock of the former parent company received, in exchange for their shares and on a one-for-one basis, shares of the Company’s Series A voting preferred stock and Series B non-voting preferred stock with identical terms (except that the par value of the Series A voting preferred stock and the Series B non-voting preferred stock was changed from $500 per share to $0.01 per share and the liquidation preference of the Series A voting preferred stock and the Series B non-

voting preferred stock was changed to include the value of the accrued liquidation preference of the pre-merger shares of preferred stock). Immediately following the merger, the Company, which was the surviving corporation in the merger, changed its name to “FreightCar America, Inc.” All per common share amounts and common shares outstanding have been restated for all periods presented to reflect the merger described above. Authorized shares have not been restated.

Prior to September 22, 2005, the only dividends that the Company has ever paid were the accumulated dividends on the preferred stock that were paid upon the redemption of the preferred stock on April 11, 2005. On September 22, 2005, the Company began paying a regular quarterly common stock dividend.

The components of redeemable preferred stock, preferred stock and common stock are as follows:

	December 31, 2005	December 31, 2004
Redeemable Preferred Stock
Preferred stock, Series A voting (pre-merger company), $500 par value, 100,000 shares authorized, 8,660 shares issued and outstanding at December 31, 2004 (liquidation preference of $8,486 at December 31, 2004)	$—	$8,486
Preferred stock, Series B non-voting (pre-merger company), $500 par value, 100,000 shares authorized, 3,840 shares issued and outstanding at December 31, 2004 (liquidation preference of $3,696 at December 31, 2004)	—	3,696

Total redeemable preferred stock	$—	$12,182

Preferred Stock
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at December 31, 2005	$—	$—

Total preferred stock	$—	$—

Common Stock
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,570,200 shares issued and outstanding at December 31, 2005	$126	$—

Common stock, Class A voting (pre-merger company), $0.01 par value, 100,000 shares authorized, 6,138,000 shares issued and outstanding at December 31, 2004	—	—
Common stock, Class B non-voting (pre-merger company), $0.01 par value, 100,000 shares authorized, 737,000 shares issued and outstanding at December 31, 2004	—	—

Total common stock	$126	$—

Note 12 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans covering substantially all of the employees of JAC, Operations and JAIX. The Company uses a measurement date of December 31 for all of its employee benefit plans. Generally, contributions to the plans are made based upon the minimum amounts required under the Employee Retirement Income Security Act. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

Pension benefits which accrued as a result of employee service before June 4, 1999 remained the responsibility of TTII, the former owner of JAC, FCS, JAIX and JAC Patent (for employee service during the period October 28, 1991 through June 3, 1999), or Bethlehem Steel Corporation (“Bethlehem”) (for employee service prior to October 28, 1991), the owner of JAC prior to TTII. The Company initiated new pension plans for such employees for service subsequent to June 3, 1999, which essentially provide benefits similar to the former plans.

The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

On October 15, 2001, Bethlehem filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bethlehem Bankruptcy”). The costs of postretirement benefits of employees over age 43 at the date that TTII purchased the assets of FCS from Bethlehem were paid by Bethlehem prior to the Bethlehem Bankruptcy. The Company did not reflect the cost and liability for these benefits in its financial statements because management believed the substantive postretirement plan for these individuals is a Bethlehem plan under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company became a defendant in a suit filed by the United Steelworkers of America and other plaintiffs alleging that the Company breached various collective bargaining agreements by terminating, effective May 1, 2002, retiree medical and life insurance for those retirees covered under the Bethlehem substantive plan as a result of the Bethlehem Bankruptcy (the “Deemer Case”). In February 2003, the magistrate judge issued a report and recommendation that the complaint be dismissed and summary judgment entered in favor of the Company. On July 14, 2003, the District Court rejected the report and recommendation. The parties engaged in discovery through May 31, 2004 and agreed to non-binding mediation. On November 15, 2004, the Company entered into an agreement to settle the Deemer Case, the Britt Case (as more fully described in Note 18) and the disputes relating to the Company’s collective bargaining agreement that had expired in October 2001. This settlement is more fully described in Note 20.

Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. The changes in benefit obligation, change in plan assets, funded status and weighted average assumptions as of December 31, 2005 and 2004, and components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation—Beginning of year	$39,871	$28,616	$53,970	$20,443
Service cost	2,243	1,455	729	696
Interest cost	2,392	1,742	2,974	1,533
Plan amendment	2,000	8,569	(5,174)	30,097
Actuarial loss	2,778	685	958	1,744
Benefits paid	(2,694)	(1,196)	(2,024)	(543)

Benefit obligation—End of year	$46,590	$39,871	$51,433	$53,970

Accumulated benefit obligation	$41,303	$35,205

Change in plan assets
Plan assets—Beginning of year	$16,704	$11,249	$—	$—
Actual return on plan assets	1,378	1,878	—	—
Employer contributions	4,049	4,773	2,024	543
Benefits paid	(2,694)	(1,196)	(2,024)	(543)

Plan assets at fair value—End of year	$19,437	$16,704	$—	$—

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Funded status
Benefit obligation in excess of plan assets	$27,153	$23,167	$51,433	$53,970
Unrecognized prior service cost	(7,734)	(6,784)	(14,993)	(21,977)
Unrecognized net loss	(13,008)	(10,633)	(10,666)	(10,045)

Net amount recognized at December 31	$6,411	$5,750	$25,774	$21,948

Amounts recognized in the balance sheets
Accrued benefit liability	$(21,867)	$(20,817)	$(25,774)	$(21,948)
Intangible asset	6,571	6,784	—	—
Accumulated other comprehensive loss (pre-tax)	8,885	8,283	—	—

Net amount recognized at December 31	$(6,411)	$(5,750)	$(25,774)	$(21,948)

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$2,243	$1,455	$1,240	$729	$696	$485
Interest cost	2,392	1,742	1,633	2,974	1,533	1,037
Settlement of labor dispute	388	1,714	—	—	4,433	—
Expected return on plan assets	(1,500)	(1,200)	(787)	—	—	—
Amortization of prior service cost (gain)	662	71	—	1,809	(56)	(351)
Amortization of unrecognized net loss	525	602	740	338	481	225

	$4,710	$4,384	$2,826	$5,850	$7,087	$1,396

During 2004, the Company experienced an increase in its pension benefit obligation of $8,569 and an increase in its postretirement benefit obligation of $30,097 related to amendments to its pension benefit and postretirement benefit plans. These increases were the result of a settlement reached between the Company and The United Steelworkers of America, whereby the Company agreed to add certain retirees to its postretirement benefit programs, as more fully described in Notes 18 and 20. Such increases will result in increased pension and postretirement expense as prior service cost is amortized.

During 2005, the Company experienced an increase in its pension benefit obligation of $2,000 and a decrease in its postretirement benefit obligation of $5,174 related to amendments to its pension benefit and postretirement benefit plans. The increase in the pension benefit obligation was primarily due to an increase of $1,612 related to enhanced benefits for salaried employees. This increase will result in increased pension expense as prior service cost is amortized. In addition, the pension benefit obligation increased by $388 related to the settlement reached between the Company and The United Steelworkers of America. This increase was accrued at December 31, 2004 and subsequently reflected as a charge to the pension plan at December 31, 2005 (see components of net periodic benefit cost). The decrease of $5,174 in the obligation under the postretirement benefit plan was a result of the capping of benefits for salaried retirees. This decrease will result in decreased postretirement benefit expense as prior service cost is amortized.

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2005:

	Pension Benefits	Postretirement Benefits
2006	$1,789	$3,309
2007	1,936	3,639
2008	2,096	3,687
2009	2,174	3,323
2010	2,353	3,388

The Company expects to contribute approximately $10,174 to its pension plan in 2006.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of increase in compensation levels	3.00%-4.00%	3.00%-4.00%

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.00%-4.00%	3.00%-4.00%	3.50%-4.00%	—	—	—

Assumed health care cost trend rates at December 31 are set forth below:

	2005	2004	2003
Health care cost trend rate assigned for next year	11.00%	9.00%	10.00%
Rate to which cost trend is assumed to decline	5.00%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2009	2008

As benefits under these plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2005 and 2004, and target allocations for 2006, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation 2006
	2005	2004
Asset Category
Equity securities	77%	74%	70%
Debt securities	23%	26%	30%

	100%	100%	100%

The basic goal underlying the pension plan investment policy is to ensure that the assets of the plans, along with expected plan sponsor contributions, will be invested in a prudent manner to meet the obligations of the plans as those obligations come due. Investment practices must comply with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and any other applicable laws and regulations.

The long term return on assets was estimated based upon historical market performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility, and correlations are utilized to reduce risk through diversification.

The Company also maintains qualified defined contribution plans which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $1,202, $736 and $617 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 13 - Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2005	2004	2003
Current taxes
Federal	$15,472	$—	$(651)
State	1,473	—	(10)

	16,945	—	(661)

Deferred taxes
Federal	4,715	(6,709)	(530)
State	102	(1,253)	(127)

	4,817	(7,962)	(657)

Total	$21,762	$(7,962)	$(1,318)

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	2.1%	(4.4)%	(4.7)%
Valuation allowance	(0.5)%	2.2%	4.9%
Goodwill amortization for tax reporting purposes	(0.6)%	(0.1)%	(0.5)%
(Deductible) nondeductible interest expense on rights to additional acquisition consideration	(4.5)%	6.1%	18.3%
Nondeductible stock compensation expense	—	6.8%	—
Nondeductible expenses	0.5%	0.2%	0.6%
Other	0.3%	(0.1)%	1.3%

Effective income tax rate	32.3%	(24.3)%	(15.1)%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2005		December 31, 2004
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits-long term	$14,734	$—	$12,992	$—
Intangible assets	2,589	—	3,179	—
Accrued workers’ compensation costs	1,094	—	936	—
Accrued warranty costs	3,012	—	2,287	—
Accrued bonuses	113	—	118	—
Accrued vacation	994	—	709	—
Property, plant and equipment	—	(854)	—	(2,602)
Used railcars held for sale	—	—	73	—
Federal net operating loss carryforwards	—	—	4,001	—
State net operating loss carryforwards	2,516	—	3,310	—
Reserve on loss contract	—	—	1,426	—
Stock compensation expense	144	—	1,130	—
Other	986	—	2,589	—

	26,182	(854)	32,750	(2,602)
Valuation allowance	(3,691)	—	(3,795)	—

Deferred tax assets (liabilities)	$22,491	$(854)	$28,955	$(2,602)

(Decrease) increase in valuation allowance	$(104)		$728

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as current or noncurrent, based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance of $3,691 and $3,795 has been recorded at December 31, 2005 and 2004, respectively, as management concluded it was more likely than not that certain net Pennsylvania deferred tax assets would not be realized. At December 31, 2005, the Company had utilized all federal and Illinois net operating loss carryforwards. In addition, the Company had Pennsylvania net operating loss carryforwards of $38,741, which expire between 2006 and 2025.

Note 14 - Risks and Contingencies

The Company is involved in various warranty and repair claims and related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s financial position, results of operations or cash flows.

The Company relies upon third-party suppliers for railcar heavy castings, wheels and other components for its railcars. In particular, it purchases a substantial percentage of its railcar heavy castings and wheels from subsidiaries of one entity. The Company also relies upon a single supplier to manufacture all of its cold-rolled center sills for its railcars. Any inability by these suppliers to provide the Company with components for its railcars, any significant decline in the quality of these components or any failure of these suppliers to meet the Company’s planned requirements for such components may have a material adverse impact on the Company’s financial condition and results of operations. While the Company believes that it could secure alternative manufacturing sources, the Company may incur substantial delays and significant expense in finding an alternative source and its results of operations may be significantly affected.

Note 15 - Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2014. The leases generally contain specific renewal or purchase options at lease-end at the then fair market amounts.

Future minimum lease payments at December 31, 2005 are as follows:

2006	$1,202
2007	1,075
2008	1,004
2009	1,016
2010	1,020

$5,317

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1,701, $1,913 and $713, respectively.

The company has aluminum purchase commitments which are non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars. At December 31, 2005, the Company had aluminum purchase commitments of $69,832 and $663 for 2007 and 2008, respectively.

The Company has employment agreements with certain members of management which provide for base compensation, bonus, incentive compensation, employee benefits and severance payments under certain circumstances. The employment agreements generally have terms that range between two and three years and automatically extend for one-year periods until terminated prior to the end of the term by either party upon 90 days notice. Base compensation for the executives ranges from between $200 and $550. Certain of the executives are entitled to participate in management incentive plans and other benefits as made available to the Company’s executives.

See Note 21 regarding management, deferred financing and consulting fees that the Company has paid and continues to pay to certain of its stockholders.

Note 16 – Earnings Per Share

On December 7, 2004, in accordance with the Company’s existing shareholders’ agreement, the Company’s board of directors approved the grant of options to purchase 1,014 Units, consisting of 550 shares of Class A voting common stock and one share of Series A voting preferred stock. The grant of these options, which have an exercise price of $0.01 per Unit, became effective on December 23, 2004. Since shares subject to these options are issuable at little or no cash consideration, they are considered to be contingently issuable shares and are considered outstanding in the computation of basic earnings per share for the period outstanding on a weighted average basis. These options were exercised during the first quarter of 2005. On April 11, 2005, the Company adopted a stock option plan titled

“The 2005 Long Term Incentive Plan” (see Note 2) under which certain officers were granted options to purchase shares of the Company’s common stock. On December 6, 2005, the Company’s board of directors approved the award of 37,500 shares of restricted stock to certain employees of the Company pursuant to the 2005 Long Term Incentive Plan. In addition, on December 6, 2005 a certain officer was granted stock options pursuant to the 2005 Long Term Incentive Plan (see Note 2).

The weighted average common shares outstanding are computed as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding before effect of contingently issuable shares	11,135,440	6,875,000	6,875,000
Effect of contingently issuable shares	—	13,750	—

Weighted average common shares outstanding	11,135,440	6,888,750	6,875,000
Dilutive effect of employee stock options and restricted share awards	98,635	—	—

Weighted average diluted common shares outstanding	11,234,075	6,888,750	6,875,000

At December 31, 2005, 10,000 shares were not included in the weighted average common shares outstanding calculation as they are anti-dilutive. No shares were anti-dilutive for the years ended December 31, 2004 and 2003.

Note 17 - Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. The following table sets forth the Company’s sales resulting from new railcars, used railcars, leasing and other for the periods indicated below:

	Year ended December 31,
	2005	2004	2003
New railcar sales	$911,139	$474,167	$232,721
Used railcar sales	6,884	161	5,944
Leasing revenues	55	1,726	923
Other sales	9,109	6,126	4,761

	$927,187	$482,180	$244,349

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to three customers accounted for 16%, 14% and 8%, respectively, of revenues for the year ended December 31, 2005. Sales to three customers accounted for 21%, 10% and 9%, respectively, of revenues for the year ended December 31, 2004. Sales to three customers accounted for 22%, 16% and 13%, respectively, of revenues for the year ended December 31, 2003.

Note 18 - Labor Agreements

A collective bargaining agreement at one of the Company’s facilities covering approximately 36% and 38% of the Company’s active labor force at December 31, 2005 and 2004, respectively, expired in October 2001. After negotiations between the union and the Company’s management, management implemented their final offer in January 2002 (the “Final Offer”). The employees subject to this collective bargaining agreement continued to work without a contract. The United Steelworkers of America filed an unfair labor practice charge against the Company with the National Labor Relations Board (“NLRB”). On April 4, 2003, the NLRB ruled against the Company. The NLRB sought to undo the Final Offer, make employees whole for any loss they suffered as a result of the Final Offer and force the Company to return to the bargaining table to continue negotiations on an agreement. In addition, a group of retirees impacted by the Final Offer filed a separate lawsuit (the “Britt Case”) against the Company for pension and retiree health care benefits. The Company, the United Steel Workers of America and other parties have since resolved all of these disputes and entered a new contract that expires on May 15, 2008. On November 15, 2004, the Company entered into an agreement to settle the Britt Case, the Deemer Case (as more fully described in Note 20) and the disputes relating to the Company’s collective bargaining agreement that had expired in October 2001. The settlement is more fully described in Note 20.

An additional collective bargaining agreement at a different facility covers approximately 34% and 38% of the Company’s active labor force at December 31, 2005 and 2004, respectively, under an agreement that expires in October 2008.

An additional collective bargaining agreement at a different facility which would have covered approximately 5% of the Company’s active employees if it had been in place at December 31, 2005 was ratified on February 1, 2006 and expires on January 31, 2011.

Note 19 - Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for share and per share data)
2005
Sales	$165,805	$230,714	$263,405	$267,263
Gross profit	13,368	24,175	35,631	33,375
Net income attributable to common stockholders	1,634	9,114	17,039	17,595
Net income per common share attributable to common stockholders—basic	0.22	0.76	1.36	1.40
Net income per common share attributable to common stockholders—diluted	$0.22	$0.76	$1.35	$1.38
2004
Sales	$88,945	$94,867	$118,631	$179,737
Gross profit	634	1,885	5,041	6,311
Net loss attributable to common stockholders	(4,242)	(4,312)	(7,729)	(9,639)
Net loss per common share attributable to common stockholders—basic and diluted	$(0.62)	$(0.63)	$(1.12)	$(1.40)

Note 20 - Provision for Settlement of Labor Disputes

On November 15, 2004, the Company entered into a settlement agreement with The United Steelworkers of America, or the USWA, representing approximately 81% of its unionized employees at the Johnstown facilities and approximately 38% of its total active labor force as of December 31, 2004. This agreement was ratified by the union’s members on November 15, 2004 and is effective upon the approval of the agreement by the National Labor Relations Board. The settlement agreement, which expires on May 15, 2008, sets forth the terms of a new collective bargaining agreement following the expiration of the previous collective bargaining agreement that had expired in October 2001. Under the settlement agreement, the Company also agreed to pay: (i) back wages and other costs related to the Final Offer discussed in Note 18 equal to $1,350, (ii) $500 to settle outstanding lawsuits and grievances against the Company as discussed in Notes 12 and 18, and (iii) $300 for attorney’s fees incurred by the Company and the plaintiffs and in settlement of certain outstanding workplace grievances against the Company. In addition, the Company agreed to add certain retirees to its postretirement benefit programs and to pay fixed health care costs with respect to its retired employees. In connection with the settlement of the lawsuits, NLRB charges and negotiation of the terms of a new collective bargaining agreement, the Company recorded (i) $6,147 of non-cash expense related to the Britt Case and (ii) $862 of non-cash expense related to benefits accrued by the participants under the pension and postretirement plans through the date of the settlement agreement. The Company also agreed to create a trust fund for health and welfare benefits for active employees and to make certain payments for retiree health care. Quarterly payments into the active employee health and welfare benefits trust will be made in the amount of $0.60 per hour paid to bargaining unit employees and 3% of the Company’s consolidated quarterly earnings before interest, taxes, depreciation and amortization (as calculated under the settlement agreement). The active employee health and welfare benefits trust will be used to augment supplemental unemployment benefits, health care benefits and severance. Payments for retiree health care will be made in the amount of $450.00 per month per household for Medicare-eligible retirees and $700.00 per month per household for retirees who are not eligible for Medicare. The settlement was conditioned on, among other things, approval by the NLRB and the United States District Court for the Western District of Pennsylvania of the settlement and the withdrawal of certain NLRB charges and class-action lawsuits against the Company related to the Johnstown facility. The Company recorded a provision for the settlement of these labor disputes of $9,159 during 2004. In February 2005, the NLRB approved the settlement and withdrew the charges against the Company. On May 4, 2005, the United States District Court for the Western District of Pennsylvania approved the settlement. Accordingly, all of the conditions to the effectiveness of the settlement were met as of May 4, 2005.

Note 21 - Related Party Transactions

Subsequent to the closing of the Purchase Agreement (see Note 10), TTII sold its interest in the Rights to Additional Acquisition Consideration to an unrelated third party and two directors or affiliates of directors of the Company at a discount from the accreted value of the Rights to Additional Acquisition Consideration. At December 31, 2004, $29,705 of the accreted value of the Rights to Additional Acquisition Consideration was owed to the two directors or affiliates of the directors.

The Company paid management, deferred financing and consulting fees to certain of its stockholders. Amounts accrued for these services amounted to $500 for each year ended December 31, 2004 and 2003.

In June 1999, the Company entered into a management services agreement with two stockholders that collectively owned 19% of the outstanding shares of the Company’s common stock immediately prior to our initial public offering. Each management services agreement provides that stockholder will provide the Company with advisory and management services as requested by the Company’s board of directors and agreed to by each stockholder. Each stockholder has the right, but not the obligation, to act as the Company’s advisor with respect to significant business transactions. Each management services agreement provides for an annual management fee of $25 and reimbursement of all reasonable out-of-pocket expenses. Payments for these services totaled $50 for each year ended December 31, 2004 and 2003.

In June 1999, the Company entered into a deferred financing fee agreement with a stockholder that owned 21% of the outstanding share of the Company’s common stock immediately prior to our initial public offering. In consideration of the stockholder’s purchase of 687,500 shares of the Company’s Class A voting common stock and 1,250 shares of the Company’s Series A voting preferred stock, the Company agreed to pay the stockholder a fee of $50 per year. Payments for these services totaled $50 for each year ended December 31, 2004 and 2003.

In June 1999, the Company and all of its direct and indirect subsidiaries entered into a management agreement with a stockholder who owned 17% of the outstanding shares of the Company’s common stock immediately prior to our initial public offering, which provides that he will provide general oversight and supervision of the Company’s business and that of its subsidiaries and, upon request, evaluate the long-range corporate and strategic plans, general financial operation and performance of the Company’s subsidiaries and strategies for their capitalization. In consideration of these management services, the Company and two of its subsidiaries, JAC Intermedco, Inc. and JAC Operations, Inc., agreed to pay the stockholder an aggregate base fee of $350 per year, payable monthly. Payments for these services totaled $350 for each year ended December 31, 2004 and 2003.

The agreements described above terminated on April 11, 2005, and the Company paid a total of $900 in connection with the termination of these agreements.

In June 1999, the Company and certain of its subsidiaries entered into a consulting agreement with one of the Company’s directors, which provides that he will provide the Company with consulting services on all matters relating to the Company’s business and that of the Company’s subsidiaries and will serve as a member of the Company’s board of directors. The agreement provides for a consulting fee of $50 per year. Payments for these services totaled $50 for each year ended December 31, 2005, 2004 and 2003.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As a result of the Securities and Exchange Commission’s deferral of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will not be subject to the requirements to provide management’s annual report on internal control over financial reporting or the attestation report of our independent registered public accounting firm until our annual report on Form 10-K for fiscal year ended December 31, 2006, when we will be deemed an accelerated filer.

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Board of Directors,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Certain Transactions” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

(a) Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc.

2. Financial Statement Schedule

The following financial statement schedule is a part of this Form 10-K and should be read in conjunction with our audited consolidated financial statements.

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3. The exhibits listed on the “Index to Exhibits” on pages 68 through 69 are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The exhibits listed on the “Index to Exhibits” on pages 68 through 69 are filed with this Form 10-K or incorporated by reference as set forth below.

(c) Additional Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: March 22, 2006	By:	/s/ JOHN E. CARROLL, JR.
John E. Carroll, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. CARROLL, JR. John E. Carroll, Jr.	President and Chief Executive Officer (principal executive officer) and Director	March 22, 2006

/S/ KEVIN P. BAGBY Kevin P. Bagby	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 22, 2006

/S/ CAMILLO M. SANTOMERO, III Camillo M. Santomero, III	Chairman of the Board and Director	March 22, 2006

/S/ JAMES D. CIRAR James D. Cirar	Director	March 22, 2006

/S/ ROBERT N. TIDBALL Robert N. Tidball	Director	March 22, 2006

/S/ S. CARL SODERSTROM S. Carl Soderstrom	Director	March 22, 2006

/S/ THOMAS A. MADDEN Thomas A. Madden	Director	March 22, 2006

/S/ THOMAS M. FITZPATRICK Thomas M. Fitzpatrick	Director	March 22, 2006

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$113	$—	$—	$113
Deferred tax assets valuation allowance	2,640	427	—	3,067

Year Ended December 31, 2004
Allowance for doubtful accounts	$113	$31	$(28)	$116
Deferred tax assets valuation allowance	3,067	728	—	3,795

Year Ended December 31, 2005
Allowance for doubtful accounts	$116	$36	$(37)	$115
Deferred tax assets valuation allowance	3,795	—	(104)	3,691

EXHIBIT INDEX

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp. (incorporated by reference to Exhibit 3.11 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

3.2	Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.12 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Employment Agreement, dated as of December 17, 2004, between FreightCar America, Inc. and John E. Carroll, Jr. (incorporated by reference to Exhibit 10.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.2	Amendment to Employment Agreement, dated as of March 11, 2005, between FreightCar America, Inc. and John E. Carroll, Jr. (incorporated by reference to Exhibit 10.1.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.3	Employment Agreement, dated as of November 22, 2004, between JAC Holdings International, Inc. and Kevin P. Bagby (incorporated by reference to Exhibit 10.2 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.4	Amendment to Employment Agreement, dated as of December 21, 2004, between FreightCar America, Inc. and Kevin P. Bagby (incorporated by reference to Exhibit 10.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.5	Employment Agreement, dated as of December 20, 2004, between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.4 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.6	Employment Agreement, dated as of December 20, 2004, between FreightCar America, Inc. and Glen T. Karan (incorporated by reference to Exhibit 10.5 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.7	2005 Long-Term Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.8	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on December 12, 2005).

10.9	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 27, 2006).

10.10	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).†

10.11	Amendment to the Lease Agreement, dated as of December 1, 2005.††

10.12	Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the various financial institutions party thereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2005).

10.13	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.14	Consulting Agreement, dated as of June 3, 1999, between Rabbit Hill Holdings, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAIX Leasing Company and JAC Patent Company and James D. Cirar (incorporated by reference to Exhibit 10.10 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.15	Amendment to Consulting Agreement, dated March 7, 2005, between FreightCar America, Inc. and James D. Cirar (incorporated by reference to Exhibit 10.10.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.