Form 10-Q
period 2006-03-31
FreightCar America, Inc.
filed 2006-05-11
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of April 28, 2006, there were 12,570,275 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$82,522	$61,737
Accounts receivable, net of allowance for doubtful accounts of $116 and $102, respectively	14,878	3,854
Inventories	103,926	75,089
Deposits and other current assets	4,082	4,033
Deferred income taxes	9,410	9,410

Total current assets	214,818	154,123
Property, plant and equipment, net	23,249	23,889
Deferred financing costs, net	612	688
Intangible assets, net	12,686	12,834
Goodwill	21,521	21,521
Deferred income taxes	12,227	12,227

Total assets	$285,113	$225,282

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,696	$59,514
Current portion of long-term debt	69	70
Accrued payroll and employee benefits	10,384	13,015
Accrued pension costs	10,174	10,174
Income taxes payable	11,843	4,235
Accrued warranty	9,012	7,878
Other current liabilities	4,159	3,885

Total current liabilities	136,337	98,771
Long-term debt, less current portion	137	154
Accrued pension costs, less current portion	11,843	11,693
Accrued postretirement benefits	22,913	22,465

Total liabilities	171,230	133,083

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares designated as Series A voting and 100,000 shares designated as Series B non-voting); 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,570,275 and 12,570,200 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	126	126
Additional paid in capital	94,621	93,932
Accumulated other comprehensive loss	(5,556)	(5,556)
Retained earnings	24,692	3,697

Total stockholders’ equity	113,883	92,199

Total liabilities and stockholders’ equity	$285,113	$225,282

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
Sales	$292,793	$165,805
Cost of sales	251,659	152,437

Gross profit	41,134	13,368
Selling, general and administrative expense (including non-cash stock-based compensation expense of $689 and $0, respectively)	8,296	6,076
Provision for settlement of labor disputes (selling, general and administrative expense)	—	370

Operating income	32,838	6,922
Interest income	(702)	(103)
Related-party interest expense	—	1,907
Third-party interest expense	83	274
Interest expense and related accretion on rights to additional acquisition consideration	—	1,559
Amortization of deferred financing costs	76	95

Income before income taxes	33,381	3,190
Income tax provision	12,008	1,276

Net income	21,373	1,914
Redeemable preferred stock dividends accumulated	—	280

Net income attributable to common stockholders	$21,373	$1,634

Net income per common share attributable to common stockholders – basic	$1.71	$0.22

Net income per common share attributable to common stockholders – diluted	$1.67	$0.22

Weighted average common shares outstanding – basic	12,534,188	7,432,700

Weighted average common shares outstanding – diluted	12,772,000	7,432,700

Dividends declared per common share	$0.03	$0.00

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$21,373	$1,914
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	2,051	1,812
Loss on disposal of equipment	5	—
Accretion of deferred revenue	—	95
Non-cash interest expense related to Senior Notes and rights to additional acquisition consideration	76	3,561
Deferred income taxes	—	1,279
Stock-based compensation expense	689	—
Changes in operating assets and liabilities:
Accounts receivable	(11,024)	414
Inventories	(28,837)	(11,556)
Deposits and other current assets	(49)	(50)
Accounts payable	31,182	8,853
Other accrued liabilities	(625)	2,727
Income tax payable/receivable	7,608	—
Deferred revenue, long-term	—	(93)

Net cash flows provided by operating activities	22,449	8,956

Cash flows from investing activities
Restricted cash deposits, net	—	(40)
Purchases of property, plant and equipment	(1,268)	(2,042)

Net cash flows used in investing activities	(1,268)	(2,082)

Cash flows from financing activities
Payments on long-term debt	(18)	(500)
Issuance of common stock (net of issuance costs) and deferred offering costs	—	(1,262)
Cash dividends paid to stockholders	(378)	—

Net cash flows used in financing activities	(396)	(1,762)

Net increase in cash and cash equivalents	20,785	5,112
Cash and cash equivalents at beginning of period	61,737	11,213

Cash and cash equivalents at end of period	$82,522	$16,325

Supplemental cash flow information
Cash paid for:
Interest	$178	$202

Income taxes	$4,401	$—

Non-cash transactions:
Capital lease obligations incurred for equipment	$—	$39

Redeemable preferred stock dividends accumulated	$—	$280

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Note 1 — Description of the Business

FreightCar America, Inc. (“America”), through its direct and indirect wholly owned subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases railroad freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products, intermodal containers and automobiles and trucks. The Company has manufacturing facilities in Danville, Illinois, Roanoke, Virginia and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.

Note 2 — Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005.

Note 3 — Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated.

On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long-Term Incentive Plan” (the “Plan”). The Plan is intended to provide incentives to attract, retain and motivate employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. The Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. The Plan was effective April 11, 2005 and will terminate as to future awards on April 11, 2015. Under the Plan, 659,616 shares of common stock have been reserved for issuance. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Prior to January 1, 2006, compensation expense was recognized for stock option grants that had an exercise price less than fair market value on the date of grant and restricted stock awards were expensed by the Company over the vesting period.

Stock-based compensation expense of $689 is included within selling, general and administrative expense for the three months ended March 31, 2006. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $253 for the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to value the 2005 stock options: expected lives of the options ranging between 5.5 and 6.5 years, expected volatility of 35%, risk-free interest rates ranging between 4.17% and 4.24% and an expected dividend yield of 0.5%. Expected life in years is determined by using the simplified method allowed by the Securities and Exchange Commission in accordance with Staff Accounting Bulletin No. 107. Expected volatility is based on the historical volatility of stock for comparable public companies and the implied volatility is derived from current publicly traded call option prices of comparable public companies. The risk-free interest rate is based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock.

For the three months ended March 31, 2005, there would have been no effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation, prior to January 1, 2006.

Stock Option Activity

A summary of the Company’s stock options as of March 31, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	339,808	$19.91
Granted	—
Exercised	—
Forfeited or expired	—

Outstanding at March 31, 2006	339,808	$19.91	9.1	$14,847

Exercisable at March 31, 2006	—	$—	—	$—

Nonvested Stock Activity

A summary of the Company’s nonvested shares as of March 31, 2006 and changes during the three months then ended is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at January 1, 2006	37,500	$49.90
Granted	1,575	$47.58
Vested	(1,575)	$47.58
Forfeited or expired	(1,500)	$49.90

Nonvested at March 31, 2006	36,000	$49.90

As of March 31, 2006, there were $2,338 and $1,256 of total unrecognized compensation expense related to nonvested options and nonvested stock awards, respectively, which will be recognized over the average remaining requisite service period of 2.1 years.

Note 4 — Recent Accounting Pronouncement

In November 2004, the FASB issued Statement SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 had no material impact on our financial statements.

Note 5 — Initial and Secondary Public Offerings

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

Note 6 — Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31, 2006	December 31, 2005
Work in process	$89,898	$70,312
Finished new railcars	14,028	4,777

Total inventories	$103,926	$75,089

Note 7 — Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2006	December 31, 2005
Land	$909	$909

Buildings and improvements	27,508	26,476
Machinery and equipment	38,476	38,183

Cost of buildings, improvements, machinery and equipment	65,984	64,659
Less: Accumulated depreciation and amortization	(43,975)	(42,209)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	22,009	22,450
Construction in process	331	530

Total property, plant and equipment, net	$23,249	$23,889

Note 8 — Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on January 1, 2002. This standard requires that goodwill and intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its related carrying value.

The Company performs the goodwill impairment test required by SFAS No. 142 as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2005 and 2006.

Intangible assets consist of the following:

	March 31, 2006	December 31, 2005
Patents	$13,097	$13,097
Accumulated amortization	(6,982)	(6,834)

Patents, net of accumulated amortization	6,115	6,263
Pension intangible asset	6,571	6,571

Total intangible assets	$12,686	$12,834

Patents are being amortized over their remaining legal life from the date of acquisition on a straight-line method. The weighted average remaining life of the Company’s patents is 11 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $147 for the three months ended March 31, 2006 and 2005, respectively. The Company estimates amortization expense for each of the five years in the period ending December 31, 2010 will be approximately $590.

Note 9 — Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the three months ended March 31, 2006 and 2005, are as follows:

	Three Months Ended March 31,
	2006	2005
Balance at the beginning of the period	$7,878	$5,964
Warranties issued during the period	1,485	870
Reductions for payments, cost of repairs and other	(351)	(565)

Balance at the end of the period	$9,012	$6,269

Note 10 — Borrowing Arrangements

Total debt consists of the following:

	March 31, 2006	December 31, 2005
Capital leases	$206	$224
Current portion	(69)	(70)

Long-term debt, less current portion	$137	$154

Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association and the lenders party thereto providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of March 31, 2006, the Company had no borrowings under the revolving credit facility, $8,238 in letters of credit under the letter of credit sub-facility and the ability to borrow $41,762 under the revolving credit facility. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Note 11 — Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the minimum pension liability adjustment, which is shown net of tax. Comprehensive income was $21,373 and $1,914 for the three months ended March 31, 2006 and 2005, respectively.

Note 12 — Employee Benefit Plans

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

The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005, are as follows:

	Three Months Ended March 31,
Pension Benefits	2006	2005
Service cost	$626	$511
Interest cost	657	600
Expected return on plan assets	(493)	(386)
Amortization of prior service cost	177	158
Amortization of unrecognized net loss	169	143

	$1,136	$1,026

	Three Months Ended March 31,
Postretirement Benefit Plan	2006	2005
Service cost	$174	$201
Interest cost	716	742
Amortization of prior service cost	408	450
Amortization of unrecognized net loss	126	111

	$1,424	$1,504

The Company made contributions to the Company’s defined benefit pension plan of $986 and $699, respectively, for the three months ended March 31, 2006 and 2005. Total contributions to the Company’s defined benefit pension plan in 2006 are expected to be up to approximately $21,288, which includes the required minimum contribution of $10,174 and an expected additional contribution up to approximately $11,114. The Company made payments to the Company’s postretirement benefit plan of approximately $976 and $708, respectively, for the three months ended March 31, 2006 and 2005. Total payments to the Company’s postretirement benefit plan in 2006 are expected to be approximately $3,309.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $493 and $253 for the three months ended March 31, 2006 and 2005, respectively.

Note 13 — Risks and Contingencies

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

Note 14 — Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding	12,534,188	7,432,700
Dilutive effect of employee stock options and nonvested share awards	237,812	—

Weighted average diluted common shares outstanding	12,772,000	7,432,700

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. No options were anti-dilutive.

Note 15 — Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. Sales for the three months ended March 31, 2006 and 2005, were as follows:

	Three Months Ended March 31,
	2006	2005
New railcar sales	$290,624	$162,525
Leasing revenues	6	21
Other sales	2,163	3,259

	$292,793	$165,805

Due to the nature of its operations, the Company is subject to significant risks related to concentration of business with a few customers. Sales to four customers accounted for 32%, 20%, 14% and 13%, respectively, of revenues for the three months ended March 31, 2006. Sales to two customers accounted for 34% and 17%, respectively, of revenues for the three months ended March 31, 2005.

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

In the three months ended March 31, 2006, we delivered 3,966 new railcars, compared to our delivery of 2,321 new railcars in the three months ended March 31, 2005. Our total backlog of firm orders for new railcars increased by approximately 26%, from 14,146 railcars as of March 31, 2005 to 17,794 railcars as of March 31, 2006. While our backlog declined during the first quarter of 2006, orders in the railcar industry tend to be uneven and our business prospects remain strong. The backlog as of March 31, 2005 represented estimated sales of $929 million, while the backlog as of March 31, 2006 represents estimated sales of $1,244 million. Approximately 98% of our backlog as of March 31, 2006 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at relatively high levels when compared to historical levels. Notwithstanding fluctuations in the cost of raw materials, a substantial majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to all of our railcar deliveries in the three months ended March 31, 2006.

With respect to the supply of components, while the availability of railcar components has continued to improve during 2006, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as supply of these components is sourced worldwide.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Sales

Our sales for the three months ended March 31, 2006 were $292.8 million as compared to $165.8 million for the three months ended March 31, 2005, representing an increase of $127.0 million. The increase in sales was primarily due to our delivery of an additional 1,645 railcars in the three months ended March 31, 2006 compared to the same period in 2005, representing an increase of 71% in deliveries. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our coal-carrying railcars comprised 100% of our total railcar deliveries for the three months ended March 31, 2006.

Gross Profit

Gross profit for the three months ended March 31, 2006 was $41.1 million as compared to $13.4 million for the three months ended March 31, 2005, representing an increase of $27.7 million. The increase in gross profit was primarily due to our increased sales volume, operating leverage attributable to higher volume, favorable pricing and cost control. For the three months ended March 31, 2006, we were able to pass on increases in raw material costs to our customers with respect to 100% of our railcar deliveries. During the three months ended March 31, 2005, our gross profit margin was adversely impacted by higher manufacturing costs of approximately $1.5 million associated with increased material, labor and other costs related to the completion of a contract to manufacture box cars, which were partially offset by cost reduction initiatives that generated approximately $1.0 million of cost savings during the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were $8.3 million as compared to $6.4 million for the three months ended March 31, 2005, representing an increase of $1.9 million. Selling, general and administrative expenses were 2.8% of our sales for the three months ended March 31, 2006 compared to 3.9% for the three months ended March 31, 2005. The increase in selling, general and administrative expenses is primarily attributable to increased expenses of $1.1 million relating to our employee incentive programs, expenses of $0.6 million associated with increased costs of being a public company and $0.2 million of increased research and development costs.

Interest Expense

Total interest expense for the three months ended March 31, 2006 was $0.2 million as compared to $3.8 million for the three months ended March 31, 2005, representing a decrease of $3.6 million. For the three months ended March 31, 2006, interest expense consisted of third party interest expense and the amortization of deferred financing costs. The reduction reflects the impact of the repayment of the senior notes, term loan and industrial revenue bonds with the proceeds of the initial public offering during the second quarter of 2005. Interest income for the three months ended March 31, 2006 was $0.7 million, compared to $0.1 million for the three months ended March 31, 2005.

Income Taxes

The provision for income taxes was $12.0 million for the three months ended March 31, 2006, as compared to a provision of $1.3 million for the three months ended March 31, 2005. The effective tax rates for the three months ended March 31, 2006 and 2005, were 36.0% and 40.0%, respectively. The effective tax rate for the three months ended March 31, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.9% blended state rate less a 1.9% effect for other permanent differences and less a 1.0% effect for domestic manufacturing deductions. The effective tax rate for the three months ended March 31, 2005 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate and a 1.9% effect for then-nondeductible interest expense on the rights to additional acquisition consideration.

Net Income

As a result of the foregoing, net income was $21.4 million for the three months ended March 31, 2006, reflecting an increase of $19.5 million from net income of $1.9 million for the three months ended March 31, 2005. Net income attributable to common stockholders was $21.4 million for the three months ended March 31, 2006, as compared to net income of $1.6 million attributable to common stockholders for the same period in 2005. Our basic net income per share was $1.71 for the three months ended March 31, 2006 on basic shares of 12,534,188. Diluted net income per share was $1.67 for the three months ended March 31, 2006 on diluted shares of 12,772,000. For the three months ended March 31, 2005, our basic and diluted net income per share was $0.22 per share on weighted average basic and diluted shares of 7,432,700.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the three months ended March 31, 2006 and 2005 was cash generated from operations. From the three months ended March 31, 2005 to the three months ended March 31, 2006, we had an increase in net cash provided by operating activities of $13.5 million primarily due to our increased sales volume. See “— Cash Flows.”

On April 11, 2005, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on the ratio of our consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). We pay a commitment fee of between 0.25% per year and 0.50% per year on the unused portion of the revolving credit facility. As of March 31, 2006, we had no outstanding borrowings under the revolving credit facility, $8.2 million in letters of credit under the letter of credit sub-facility and the ability to borrow $41.8 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

Based on our current level of operations and our anticipated growth, we believe that our proceeds from operating cash flows, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for the remainder of 2006. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund capital investments, acquisitions or development of railcars, and these capital requirements could be substantial. In response to the current demand for our railcars, we are considering the addition of another manufacturing facility and exploring other opportunities to increase our low-cost production capacity. We are also exploring product diversification initiatives and international opportunities. We expect that these additional business activities may result in capital requirements of approximately $60.0 million to $80.0 million within the next 12 to 24 months, which we expect to fund through cash provided by operating activities.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations, expected return on pension plan assets and the health care cost trend rate for our postretirement welfare obligations. As of December 31, 2005, our accumulated benefit obligation under our defined benefit pension plans and our postretirement benefit plan exceeded the fair value of plan assets by $27.2 million and $51.4 million, respectively. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. Relating to our defined benefit pension plan, we made contributions of $1.0 million for the three months ended March 31, 2006 and expect to make contributions up to approximately $21.3 million in 2006, which includes our required minimum contribution of $10.2 million and an expected additional contribution up to approximately $11.1 million. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2006, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$206	$69	$126	$11	—
Operating leases	9,453	1,221	2,069	2,081	4,082
Wheels and axles	110,312	38,528	71,784	—	—
Aluminum purchases	56,595	56,595	—	—	—

Total	$176,566	$96,413	$73,979	$2,092	$4,082

Wheels and axles purchase commitments consist of a non-cancelable agreement with one of our suppliers to purchase materials used in the manufacturing process. The quantity commitment is based on the industry backlog published by the American Railway Car Institute and the pricing is based on the Producer Price Index. The estimated amounts above may vary based on the actual quantities and price.

Aluminum purchase commitments consist of non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$22,449	$8,956
Investing activities	(1,268)	(2,082)
Financing activities	(396)	(1,762)

Total	$20,785	$5,112

Operating Activities. Our net cash provided by operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current assets and liabilities). Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. Our working capital accounts also fluctuate from quarter to quarter due to the timing of certain events, such as the payment or non-payment for our railcars. As some of our customers make large orders, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.

Our net cash provided by operating activities for the three months ended March 31, 2006 was $22.4 million as compared to net cash provided by operating activities of $9.0 million for the three months ended March 31, 2005. The increase in net cash provided by operating activities was primarily due to the addition of $15.5 million in net income adjusted for non-cash items, the additional use of $6.4 million attributable to accounts receivable and inventories, net of accounts payable, a reduction in cash of $5.6 million applicable to payroll, pensions and postretirement obligations, an increase in cash of $7.6 million attributable to income taxes payable and a net increase of $2.3 million in cash from other operating activities.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006 was $1.3 million as compared to $2.1 million for the three months ended March 31, 2005. Net cash used in investing activities for the three months ended March 31, 2006 and 2005, consisted primarily of capital expenditures. For the three months ended March 31, 2005, $1.8 million of the $2.1 million of total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2006 was $0.4 million as compared to $1.8 million for the three months ended March 31, 2005. Net cash used in financing activities for the three months ended March 31, 2006 included cash dividends paid to stockholders of $0.4 million. Cash used for financing activities for the three months ended March 31, 2005 included equal monthly payments on the term loan totaling $0.5 million and deferred financing and costs of the initial public offering in the amount of $1.3 million.

Capital Expenditures

Our capital expenditures were $1.3 million in the three months ended March 31, 2006 as compared to $2.0 million in the three months ended March 31, 2005. For the three months ended March 31, 2006, $0.9 million of the $1.3 million was comprised of expenditures for machinery and equipment at our Danville production facility, while $0.4 million was comprised of expenditures for machinery and equipment at our Roanoke production facility and our Johnstown production facility. For the three months ended March 31, 2005, $1.8 million of the $2.0 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. The remaining $0.2 million of capital expenditures for the three months ended March 31, 2005 was comprised of expenditures for machinery and equipment at our Johnstown production facility and our Danville production facility.

We expect that capital expenditures relating to the maintenance of our existing facilities will be approximately $4.5 million in 2006. Management continuously evaluates the capacity of our manufacturing facilities based upon market demand and monitors the cost effectiveness of those facilities. In response to the current demand for our railcars, we are considering the addition of another manufacturing facility and exploring other opportunities to increase our low-cost production capacity. We are also exploring product diversification initiatives and international opportunities. In November 2002, we discontinued railcar production at our Shell plant in Johnstown, Pennsylvania and we are currently evaluating various options with respect to this facility.

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

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors.” in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of March 31, 2006, there were no borrowings under the revolving credit facility and we had issued approximately $8.2 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a substantial majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, a substantial majority of our contracts for railcars in our backlog at March 31, 2006 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $210 per railcar, which, for the three months ended March 31, 2006, would have reduced income before income taxes by approximately $0.8 million.

We are not exposed to any significant foreign currency exchange risks as our policy is to denominate foreign sales and purchases in U.S. dollars.

Item 4.	Controls and Procedures.

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

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	FREIGHTCAR AMERICA, INC.

	By:	/s/ John E. Carroll, Jr.
John E. Carroll, Jr., President and Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.