Form 10-Q
period 2006-06-30
FreightCar America, Inc.
filed 2006-08-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, there were 12,627,210 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$143,080	$61,737
Accounts receivable, net of allowance for doubtful accounts of $82 and $102, respectively	15,988	3,854
Inventories	113,101	75,089
Deposits and other current assets	4,613	4,033
Deferred income taxes	10,205	9,410

Total current assets	286,987	154,123

Property, plant and equipment, net	22,597	23,889
Deferred financing costs, net	535	688
Intangible assets, net	12,539	12,834
Goodwill	21,521	21,521
Deferred income taxes	12,741	12,227

Total assets	$356,920	$225,282

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$119,542	$59,514
Current portion of long-term debt	66	70
Accrued payroll and employee benefits	13,172	13,015
Accrued pension costs	10,174	10,174
Income taxes payable	11,043	4,235
Accrued warranty	10,551	7,878
Other current liabilities	4,691	3,885

Total current liabilities	169,239	98,771

Long-term debt, less current portion	123	154
Accrued pension costs, less current portion	11,119	11,693
Accrued postretirement benefits	23,565	22,465

Total liabilities	204,046	133,083

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares designated as Series A voting and 100,000 shares designated as Series B non-voting); 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,627,210 and 12,570,200 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	126	126
Additional paid in capital	97,389	93,932
Accumulated other comprehensive loss	(5,556)	(5,556)
Retained earnings	60,915	3,697

Total stockholders’ equity	152,874	92,199

Total liabilities and stockholders’ equity	$356,920	$225,282

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
Sales	$365,417	$230,714	$658,210	$396,519
Cost of sales	299,824	206,539	551,483	358,976

Gross profit	65,593	24,175	106,727	37,543
Selling, general and administrative expense (including non-cash stock-based compensation expense of $528, $69, $1,217 and $69, respectively)	8,232	7,733	16,528	13,809
Provision for settlement of labor disputes (selling, general and administrative expense)	—	—	—	370

Operating income	57,361	16,442	90,199	23,364
Interest income	(1,230)	(239)	(1,932)	(342)
Related-party interest expense	—	1,346	—	3,253
Third-party interest expense	85	690	168	964
Interest expense and related accretion on rights to additional acquisition consideration	—	4,823	—	6,382
Write-off of deferred financing costs	—	439	—	439
Amortization of deferred financing costs	77	89	153	184

Income before income taxes	58,429	9,294	91,810	12,484
Income tax provision	21,828	149	33,836	1,425

Net income	36,601	9,145	57,974	11,059
Redeemable preferred stock dividends accumulated	—	31	—	311

Net income attributable to common stockholders	$36,601	$9,114	$57,974	$10,748

Net income per common share attributable to common stockholders – basic	$2.91	$0.76	$4.62	$1.11

Net income per common share attributable to common stockholders – diluted	$2.86	$0.76	$4.54	$1.11

Weighted average common shares outstanding – basic	12,574,372	11,972,260	12,554,399	9,715,020

Weighted average common shares outstanding – diluted	12,787,789	11,988,740	12,779,947	9,723,306

Dividends declared per common share	$0.03	$0.00	$0.06	$0.00

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$57,974	$11,059
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	3,722	3,727
Amortization and write-off of deferred financing costs	153	623
Loss on disposal of equipment	5	—
Accretion of deferred revenue	—	513
Non-cash interest expense related to Senior Notes and rights to additional acquisition consideration	—	9,635
Deferred income taxes	(1,309)	1,238
Stock-based compensation expense	1,217	69
Changes in operating assets and liabilities:
Accounts receivable	(12,134)	(1,055)
Inventories	(38,012)	3,099
Deposits and other current assets	(580)	(2,802)
Accounts payable	60,028	(11,906)
Other accrued liabilities	4,238	7,371
Income tax payable/receivable	6,808	—
Deferred revenue, long-term	—	(337)

Net cash flows provided by operating activities	82,110	21,234

Cash flows from investing activities
Restricted cash deposits, net	—	12,955
Purchases of property, plant and equipment	(2,216)	(5,330)

Net cash flows (used in) provided by investing activities	(2,216)	7,625

Cash flows from financing activities
Payments on long-term debt	(35)	(58,964)
Issuance of common stock (net of issuance costs) and deferred offering costs	1,044	87,322
Excess tax benefit from stock-based compensation	1,196	—
Redemption of preferred stock and payment of accumulated dividends	—	(13,000)
Payments of additional acquisition consideration	—	(34,963)
Cash dividends paid to stockholders	(756)	—

Net cash flows provided by (used in) financing activities	1,449	(19,605)

Net increase in cash and cash equivalents	81,343	9,254
Cash and cash equivalents at beginning of period	61,737	11,213

Cash and cash equivalents at end of period	$143,080	$20,467

Supplemental cash flow information
Cash paid for:
Interest	$270	$55,637

Income taxes	$27,141	$—

Non-cash transactions:
Capital lease obligations incurred for equipment	$—	$39

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005.

Note 3 – Stock-Based Compensation

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

On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long-Term Incentive Plan” (the “Plan”). The Plan is intended to provide incentives to attract, retain and motivate employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. The Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. The Plan was effective April 11, 2005 and will terminate as to future awards on April 11, 2015. Under the Plan, 659,616 shares of common stock have been reserved for issuance. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Prior to January 1, 2006, compensation expense was recognized for stock option grants that had an exercise price less than fair market value on the date of grant and restricted stock awards were expensed by the Company over the vesting period.

Stock-based compensation expense of $528 and $69 is included within selling, general and administrative expense for the three months ended June 30, 2006 and 2005, respectively, and $1,217 and $69 for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $196 and $25 for the three months ended June 30, 2006 and 2005, respectively and $449 and $25 for the six months ended June 30, 2006 and 2005, respectively.

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

The following table illustrates the effect on net income attributable to common stockholders and earnings per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income attributable to common stockholders, as reported	$9,114	$10,748
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	44	44
Deduct: Stock-based employee compensation expense determined under fair value method, net of tax	(143)	(143)

Net income attributable to common stockholders, pro forma	$9,015	$10,649

Net income per common share attributable to common stockholders – basic and diluted
As reported	$0.76	$1.11
Pro forma	$0.75	$1.10

Stock Option Activity

A summary of the Company’s stock options as of June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	339,808	$19.91
Granted	—
Exercised	54,968	(19.00)
Forfeited or expired	—

Outstanding at June 30, 2006	284,840	$20.08	8.8	$10,091

Exercisable at June 30, 2006	54,968	$19.00	8.8	$2,007

Nonvested Stock Activity

A summary of the Company’s nonvested shares as of June 30, 2006 and changes during the six months then ended is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at January 1, 2006	37,500	$49.90
Granted	3,542	$62.31
Vested	(13,854)	$50.13
Forfeited or expired	(1,500)	$49.90

Nonvested at June 30, 2006	25,688	$51.49

As of June 30, 2006, there were $2,056 and $1,156 of total unrecognized compensation expense related to nonvested options and nonvested stock awards, respectively, which will be recognized over the average remaining requisite service periods of 1.8 and 1.7 years, respectively.

Note 4 – Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Standard No. 109”. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting FIN No. 48.

Note 5 – Initial and Secondary Public Offerings

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

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30, 2006	December 31, 2005
Work in process	$96,178	$70,312
Finished new railcars	16,923	4,777

Total inventories	$113,101	$75,089

Note 7 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2006	December 31, 2005
Land	$909	$909

Buildings and improvements	27,615	26,476
Machinery and equipment	39,185	38,183

Cost of buildings, improvements, machinery and equipment	66,800	64,659
Less: Accumulated depreciation and amortization	(45,499)	(42,209)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	21,301	22,450
Construction in process	387	530

Total property, plant and equipment, net	$22,597	$23,889

Note 8 – Goodwill and Intangible Assets

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

Intangible assets consist of the following:

	June 30, 2006	December 31, 2005
Patents	$13,097	$13,097
Accumulated amortization	(7,129)	(6,834)

Patents, net of accumulated amortization	5,968	6,263
Pension intangible asset	6,571	6,571

Total intangible assets	$12,539	$12,834

Patents are being amortized over their remaining legal life from the date of acquisition on a straight-line method. The weighted average remaining life of the Company’s patents is 11 years. Amortization expense related to patents, which is included in cost of sales, was $147 and $148 for the three months ended June 30, 2006 and 2005, respectively, and $295 and $295 for the six months ended June 30, 2006 and 2005, respectively. The Company estimates amortization expense for each of the five years in the period ending December 31, 2010 will be approximately $590.

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$9,012	$6,269	$7,878	$5,964
Warranties issued during the period	1,592	1,269	3,077	2,139
Reductions for payments, cost of repairs and other	(53)	(1,076)	(404)	(1,641)

Balance at the end of the period	$10,551	$6,462	$10,551	$6,462

Note 10 – Borrowing Arrangements

Total debt consists of the following:

	June 30, 2006	December 31, 2005
Capital leases	$189	$224
Current portion	(66)	(70)

Long-term debt, less current portion	$123	$154

Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association and the lenders party thereto providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of June 30, 2006, the Company had no borrowings under the revolving credit facility, $8,238 in letters of credit under the letter of credit sub-facility and the ability to borrow $41,762 under the revolving credit facility. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Note 11 – Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the minimum pension liability adjustment, which is shown net of tax. Comprehensive income was $36,601and $9,145 for the three months ended June 30, 2006 and 2005, respectively, and $57,974 and $11,059 for the six months ended June 30, 2006 and 2005, respectively.

Note 12 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans covering substantially all of the employees of JAC, Operations and JAIX. The Company uses a measurement date of December 31 for all of its employee benefit plans. Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

The components of net periodic benefit cost for the three months and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2006	2005	2006	2005
Service cost	$625	$511	$1,251	$1,022
Interest cost	658	600	1,315	1,200
Expected return on plan assets	(493)	(386)	(986)	(772)
Amortization of prior service cost	177	158	354	316
Amortization of unrecognized net loss	170	143	339	286

	$1,137	$1,026	$2,273	$2,052

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2006	2005	2006	2005
Service cost	$173	$201	$347	$402
Interest cost	716	742	1,432	1,484
Amortization of prior service cost	409	450	817	900
Amortization of unrecognized net loss	127	111	253	222

	$1,425	$1,504	$2,849	$3,008

The Company made contributions to the Company’s defined benefit pension plan of $1,861 and $961, respectively, for the three months ended June 30, 2006 and 2005, and $2,847 and $1,660, respectively, for the six months ended June 30, 2006 and 2005. Total contributions to the Company’s defined benefit pension plan in 2006 are expected to be approximately $21,288, which includes the required minimum contribution of $10,174 and an expected additional contribution of up to approximately $11,114. The Company made payments to the Company’s postretirement benefit plan of approximately $772 and $708, respectively, for the three months ended June 30, 2006 and 2005, and $1,748 and $1,416, respectively, for the six months ended June 30, 2006 and 2005. Total payments to the Company’s postretirement benefit plan in 2006 are expected to be approximately $3,309. As of December 31, 2005, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $46,590 and $51,433, respectively, which exceeded the fair value of plan assets by $27,153 and $51,433, respectively.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $335 and $284 for the three months ended June 30, 2006 and 2005, respectively, and $828 and $537 for the six months ended June 30, 2006, respectively.

Note 13 – Risks and Contingencies

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

Note 14 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	12,574,372	11,972,260	12,554,399	9,715,020
Dilutive effect of employee stock options and nonvested share awards	213,417	16,480	225,548	8,286

Weighted average diluted common shares outstanding	12,787,789	11,988,740	12,779,947	9,723,306

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three and six months ended June 30, 2006, there were 1,685 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

Note 15 – Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. Sales for the three months and six months ended June 30, 2006 and 2005, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
New railcar sales	$363,354	$226,553	$653,978	$389,078
Used railcar sales	—	2,017	—	2,017
Leasing revenues	102	20	108	41
Other sales	1,961	2,124	4,124	5,383

	$365,417	$230,714	$658,210	$396,519

Due to the nature of its operations, the Company is subject to significant risks related to concentration of business with a few customers. Sales to two customers accounted for 19% and 15%, respectively, of revenues for the three months ended June 30, 2006 and sales to three customers accounted for 19%, 18% and 14%, respectively, of revenues for the three months ended June 30, 2005. Sales to three customers accounted for 18%, 16% and 11%, respectively, of revenues for the six months ended June 30, 2006 and for 19%, 16% and 10%, respectively, of revenues for the six months ended June 30, 2005.

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

In the three months ended June 30, 2006, we delivered 4,711 new railcars, compared to our delivery of 3,383 new railcars in the three months ended June 30, 2005. Orders for new railcars totaled 3,763 units for the three months ended June 30, 2006, compared to 1,031 units ordered for the three months ended March 31, 2006 and orders of 5,104 units for the three months ended June 30, 2005. Our total backlog of firm orders for new railcars was 16,846 at June 30, 2006, compared with 17,794 at March 31, 2006 and 15,867 at June 30, 2005. The backlog as of June 30, 2005 represented estimated sales of $1.1 billion, while the backlog as of June 30, 2006 represents estimated sales of $1.2 billion. Approximately 97% of our backlog as of June 30, 2006 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at relatively high levels when compared to historical levels. Notwithstanding fluctuations in the cost of raw materials, nearly all of the contracts in our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to 94% of our railcar deliveries in the three months ended June 30, 2006.

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

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. In an improving economy, we expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. We believe that the near-term outlook for railcar demand is positive, due to increased rail traffic, the replacement of aging railcar fleets, and an increasing demand for electricity. We also believe that the near-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on our current backlog, our product portfolio and our operational efficiency in manufacturing railcars. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to these and significant other risks that may cause our current positive outlook to change.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Sales

Our sales for the three months ended June 30, 2006 were $365.4 million as compared to $230.7 million for the three months ended June 30, 2005, representing an increase of $134.7 million. For the three months ended June 30, 2006, we delivered 4,711 railcars compared with 3,383 railcars for the same period in 2005, an increase of 1,328 units, or 39%. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our coal-carrying railcars comprised substantially all of our total railcar deliveries for the three months ended June 30, 2006.

Gross Profit

Gross profit for the three months ended June 30, 2006 was $65.6 million as compared to $24.2 million for the three months ended June 30, 2005, representing an increase of $41.4 million. The corresponding gross profit margin rate was 18.0% compared with 10.5% in the second quarter of 2005. This gross profit margin improvement was driven by higher selling prices, optimization of production at low-cost facilities, higher volume, favorable product mix, productivity and cost control. Higher production volume resulted in improved operating leverage, and standardizing production at our facilities enabled substantial improvement in productivity. Also, the shift of production to low-cost facilities improved our performance as our conversion cost is significantly more efficient at these facilities. These improvements were partially offset by non-recoverable materials costs of $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 were $8.2 million as compared to $7.7 million for the three months ended June 30, 2005, representing an increase of $0.5 million. This increase was attributable to higher costs related to short-term compensation plans of $0.6 million, stock-based compensation of $0.5 million and accounting and legal fees of $0.3 million, partially offset by a decrease of $0.9 million related to charges incurred in 2005 for the termination of management services and other agreements. Selling, general and administrative expenses were 2.3% of sales for the three months ended June 30, 2006, compared to 3.4% for the three months ended June 30, 2005.

Interest Expense

Total interest expense for the three months ended June 30, 2006 was $0.2 million as compared to $7.4 million for the three months ended June 30, 2005, representing a decrease of $7.2 million. The decrease was a result of our initial public stock offering in April 2005 and the related changes in our financing structure which significantly reduced our outstanding debt. For the three months ended June 30, 2006, interest expense consisted of third-party interest expense and the amortization of deferred financing costs. For the three months ended June 30, 2005, interest expense consisted primarily of the accretion of additional interest on the rights to additional acquisition consideration of $4.8 million, related-party interest of $1.3 million, and third-party interest expense of $0.7 million. Interest income for the three months ended June 31, 2006 was $1.2 million as compared to $0.2 million for the three months ended June 30, 2005.

Income Taxes

The provision for income taxes was $21.8 million for the three months ended June 30, 2006, as compared to a provision of $0.1 million for the three months ended June 30, 2005. The effective tax rates for the three months ended June 30, 2006 and 2005, were 37.4% and 1.6%, respectively. The effective tax rate for the three months ended June 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.6% blended state rate less a 1.0% effect for domestic manufacturing deductions and less a 0.2% effect for other permanent differences. The effective tax rate for the three months ended June 30, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 1.7% blended state rate, less a 33.0% effect of previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration and a 2.1% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $36.6 million for the three months ended June 30, 2006, reflecting an increase of $27.5 million from net income of $9.1 million for the three months ended June 30, 2005. Net income attributable to common stockholders was $36.6 million for the three months ended June 30, 2006, as compared to net income of $9.1 million attributable to common stockholders for the same period in 2005. Our basic net income per share attributable to common stockholders was $2.91 for the three months ended June 30, 2006 on weighted average common basic shares of 12,574,372. Diluted net income per share attributable to common stockholders was $2.86 for the three months ended June 30, 2006 on diluted shares of 12,787,789. For the three months ended June 30, 2005, our basic and diluted net income was $0.76 per share on weighted average basic and diluted shares of 11,972,260 and 11,988,740, respectively.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Sales

Our sales for the six months ended June 30, 2006 were $658.2 million as compared to $396.5 million for the six months ended June 30, 2006, representing an increase of $261.7 million. For the six months ended June 30, 2006, we delivered 8,677 railcars compared with 5,704 railcars for the same period in 2005, an increase of 2,973 units, or 52%. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our coal-carrying railcars comprised substantially all of our railcar deliveries for the six months ended June 30, 2006.

Gross Profit

Gross profit for the six months ended June 30, 2006 was $106.7 million as compared to $37.5 million for the six months ended June 30, 2005, representing an increase of $69.2 million. The corresponding gross profit margin rate was 16.2% compared with 9.5% in the first half of 2005. This gross profit margin improvement was driven by higher selling prices, optimization of production at low-cost facilities, higher volume, favorable product mix, productivity and cost control. Higher production volume resulted in improved operating leverage, and standardizing production at our facilities enabled substantial improvement in productivity. In addition, non-recoverable materials costs decreased by $0.1 million as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, we were able to pass on increases in raw material costs to our customers with respect to 97% of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2006 were $16.5 million compared to $14.2 million for the six months ended June 30, 2005, representing an increase of $2.3 million. This increase was attributable to stock-based compensation of $1.1 million, higher costs related to short-term compensation plans of $0.8 million, legal fees of $0.6 million, accounting fees of $0.4 million and Sarbanes-Oxley compliance costs of $0.3 million, partially offset by a decrease of $0.9 million related to charges incurred in 2005 for the termination of management services and other agreements. Selling, general and administrative expenses were 2.5% of sales for the six months ended June 30, 2006 compared to 3.5% for the six months ended June 30, 2005.

Interest Expense

Total interest expense for the six months ended June 30, 2006 was $0.3 million as compared to $11.2 million for the six months ended June 30, 2005, representing a decrease of $10.9 million. The decrease was a result of our initial public stock offering in April 2005 and the related changes in our financing structure which significantly reduced our outstanding debt. For the six months ended June 30, 2006, interest expense consisted of third-party interest expense and the amortization of deferred financing costs. For the six months ended June 30, 2005, interest expense consisted primarily of the accretion of additional interest on the rights to additional acquisition consideration of $6.4 million, related-party interest of $3.3 million, and third-party interest expense of $1.0 million. Interest income for the six months ended June 30, 2006 was $1.9 million as compared to $0.3 million for the six months ended June 30, 2005.

Income Taxes

The provision for income taxes was $33.8 million for the six months ended June 30, 2006, as compared to a provision of $1.4 million for the six months ended June 30, 2005. The effective tax rates for the six months ended June 30, 2006 and 2005, were 36.9% and 11.4%, respectively. The effective tax rate for the six months ended June 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.8% blended state rate less a 1.0% effect for domestic manufacturing deductions and a 0.9% effect for other permanent differences. The effective tax rate for the six months ended June 30, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.0% blended state rate, less a 24.1% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration and a 1.5% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $58.0 million for the six months ended June 30, 2006, reflecting an increase of $46.9 million from net income of $11.1 million for the six months ended June 30, 2005. Net income attributable to common stockholders was $58.0 million for the six months ended June 30, 2006, as compared to net income of $10.7 million attributable to common stockholders for the same period in 2005. Our basic net income per share attributable to common stockholders was $4.62 for the six months ended June 30, 2006 on weighted average common basic shares of 12,554,399. Diluted net income per share attributable to common stockholders was $4.54 for the six months ended June 30, 2006 on diluted shares of 12,779,947. For the six months ended June 30, 2005, our basic and diluted net income per share was $1.11 per share on weighted average basic and diluted shares of 9,715,020 and 9,723,306, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the six months ended June 30, 2006 and 2005 was cash generated from operations. From the six months ended June 30, 2005 to the six months ended June 30, 2006, we had an increase in net cash provided by operating activities of $60.9 million primarily due to our increased sales volume and related profits. See “— Cash Flows.”

On April 11, 2005, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on the ratio of our consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). We pay a commitment fee of between 0.25% per year and 0.50% per year on the unused portion of the revolving credit facility. As of June 30, 2006, we had no outstanding borrowings under the revolving credit facility, $8.2 million in letters of credit under the letter of credit sub-facility and the ability to borrow $41.8 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

Based on our current level of operations and our anticipated growth, we believe that our proceeds from operating cash flows, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for the remainder of 2006. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. We are considering the addition of another manufacturing facility to increase our low-cost production capacity. We are also exploring product diversification initiatives and international opportunities. We expect that these additional business activities may result in capital requirements of approximately $60.0 million to $80.0 million within the next 12 to 24 months, which we expect to fund through cash provided by operating activities.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations, expected return on pension plan assets and the health care cost trend rate for our postretirement welfare obligations. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2005, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $46.6 million and $51.4 million, respectively, which exceeded the fair value of plan assets by $27.2 million and $51.4 million, respectively. As disclosed in Note 12 to the Condensed Consolidated Financial Statements, we expect to make contributions relating to our defined benefit pension plans of up to approximately $21.3 million in 2006, which includes our required minimum contribution of $10.2 million and an expected additional contribution of up to approximately $11.1 million. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$189	$66	$123	$—	$—
Operating leases	9,021	1,197	2,033	2,048	3,743
Wheels and axles	101,039	39,392	61,647	—	—
Aluminum purchases	36,774	36,774	—	—	—

Total	$147,023	$77,429	$63,803	$2,048	$3,743

Wheel and axle purchase commitments consist of a non-cancelable agreement with one of our suppliers to purchase materials used in the manufacturing process. The quantity commitment is partially based on the aluminum coal car industry backlog published by the American Railway Car Institute and the pricing is based on the Producer Price Index. The estimated amounts above may vary based on the actual quantities and price.

Aluminum purchase commitments consist of non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$82,110	$21,234
Investing activities	(2,216)	7,625
Financing activities	1,449	(19,605)

Total	$81,343	$9,254

Operating Activities. Our net cash provided by operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current assets and liabilities). Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. Our working capital accounts also fluctuate from quarter to quarter due to the timing of certain events, such as the payment or non-payment for our railcars. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.

Our net cash provided by operating activities for the six months ended June 30, 2006 was $82.1 million as compared to net cash provided by operating activities of $21.2 million for the six months ended June 30, 2005. The increase in net cash provided by operating activities was primarily due to the addition of $34.9 million in net income adjusted for non-cash items, an increase of $22.0 million generated by working capital accounts such as accounts receivable and inventories, net of accounts payable, a reduction in cash of $7.1 million for payroll, pensions and postretirement obligations and an increase of $11.1 million in cash from other operating activities, of which $6.8 million was attributable to income taxes payable.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2006 was $2.2 million as compared to cash generated of $7.6 million for the six months ended June 30, 2005. Net cash used in investing activities for the six months ended June 30, 2006 consisted primarily of capital expenditures. For the six months ended June 30, 2005, $5.3 million was used for capital expenditures, while $12.9 million of cash was generated through the release of restricted cash.

Financing Activities. Net cash from financing activities for the six months ended June 30, 2006 was $1.4 million compared to cash used of $19.6 million for the six months ended June 30, 2005. Net cash generated from financing activities for the six months ended June 30, 2006 included an excess tax benefit from stock-based compensation of $1.2 million and proceeds from the issuance of common stock under the 2005 Long-Term Incentive Plan of $1.0 million. This cash generated was partially offset by cash dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2005 included payments on long-term debt, payments of additional acquisition consideration and the payment of accumulated dividends. This was partially offset by cash generated from the issuance of common stock.

Capital Expenditures

Our capital expenditures were $2.2 million in the six months ended June 30, 2006 as compared to $5.3 million in the six months ended June 30, 2005. For the six months ended June 30, 2006, $1.2 million of the $2.2 million was comprised of expenditures for machinery and equipment at our Danville production facility, while $0.8 million was comprised of expenditures for machinery and equipment at our Roanoke facility, and $0.2 million was comprised of expenditures for machinery and equipment at our Johnstown facility. For the six months ended June 30, 2005, $4.7 million of the $5.3 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. The remaining $0.6 million of capital expenditures for the six months ended June 30, 2005 was comprised of expenditures for machinery and equipment at our Johnstown production facility and our Danville production facility.

We expect that capital expenditures relating to the maintenance of our existing facilities will be approximately $4.5 million in 2006. Management continuously evaluates the capacity of our manufacturing facilities based upon market demand and monitors the cost effectiveness of those facilities. We are considering the addition of another manufacturing facility to increase our low-cost production capacity. We are also exploring product diversification initiatives and international opportunities. In November 2002, we discontinued railcar production at our Shell Plant in Johnstown, Pennsylvania. During the second quarter of 2006, we entered into a purchase and sale agreement relating to this facility. We anticipate this sale transaction to be completed during the third quarter of 2006 and do not expect the transaction to have a significant impact on our net income. In the event that this transaction is not completed, we will continue to evaluate various options with respect to the Shell Plant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of June 30, 2006, there were no borrowings under the revolving credit facility and we had issued approximately $8.2 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a substantial majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, a substantial majority of our contracts for railcars in our backlog at June 30, 2006 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $210 per railcar, which, for the six months ended June 30, 2006, would have reduced income before income taxes by approximately $1.8 million.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 10, 2006. The purpose of the meeting was to consider and vote upon proposals to (i) amend our certificate of incorporation to clarify the provisions regarding the election of directors and to provide that a person elected at an annual meeting of stockholders to succeed a director appointed by the board of directors to fill a vacancy on the board of directors shall be elected to a term to expire at the next annual meeting of stockholders at which the terms of the other directors of that director’s class are or would be scheduled to expire, (ii) elect three directors who were nominated for election as Class I directors to three-year terms, (iii) elect two directors who were nominated for election as Class III directors to three-year terms (or two-year terms if our certificate of incorporation were to be amended as described above) and (iv) ratify the appointment of our independent registered public accounting firm for 2006. Of the 10,789,131 shares present by proxy, the following number of shares voted for, against or withheld and abstained.

1.	To amend our certificate of incorporation to clarify the provisions regarding the election of directors and to provide that a person elected at an annual meeting of stockholders t o succeed a director appointed by the board of directors to fill a vacancy on the board of directors shall be elected to a term to expire at the next annual meeting of stockholders at which the terms of the other directors of that director’s class are or would be scheduled to expire:

Votes For	Votes Against	Abstentions	Broker Non-votes
8,360,792	512,739	7,890	1,907,710

2.	To elect three directors who have been nominated for election as Class I directors to three-year terms:

	Votes For	Votes Withheld
Robert N. Tidball	10,550,439	238,692
S. Carl Soderstrom, Jr.	10,579,291	209,840
James D. Cirar	5,692,307	5,096,824

3.	To elect two directors who have been nominated for election as Class III directors to three-year terms (or two-year terms if our certificate of incorporation is amended as described above):

	Votes For	Votes Withheld
Thomas M. Fitzpatrick	10,579,142	209,989
Thomas A. Madden	10,580,371	208,760

4.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2006:

Votes For	Votes Against	Abstentions
10,735,182	15,304	38,645

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 9, 2006	By:	/s/ John E. Carroll, Jr.
John E. Carroll, Jr., President and Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.