Form 10-Q
period 2006-09-30
FreightCar America, Inc.
filed 2006-11-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, there were 12,626,543 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$184,705	$61,737
Accounts receivable, net of allowance for doubtful accounts of $111 and $115, respectively	13,353	3,854
Inventories	124,269	75,089
Deferred income taxes and other current assets	14,655	13,443

Total current assets	336,982	154,123

Property, plant and equipment, net	22,468	23,889
Goodwill and intangible assets, net	33,912	34,355
Deferred income taxes and other assets	9,357	12,915

Total assets	$402,719	$225,282

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$139,085	$59,514
Income taxes payable	9,574	4,235
Accrued warranty	11,571	7,878
Other current liabilities	25,874	27,144

Total current liabilities	186,104	98,771

Long-term debt, less current portion	108	154
Accrued pension costs and postretirement benefits, less current portion	26,762	34,158

Total liabilities	212,974	133,083

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares designated as Series A voting and 100,000 shares designated as Series B non-voting); 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,626,543 and 12,570,200 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	126	126
Additional paid in capital	97,845	93,932
Accumulated other comprehensive loss	(5,556)	(5,556)
Retained earnings	97,330	3,697

Total stockholders’ equity	189,745	92,199

Total liabilities and stockholders’ equity	$402,719	$225,282

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
Sales	$395,759	$263,405	$1,053,969	$659,924
Cost of sales	330,542	227,774	882,025	586,750

Gross profit	65,217	35,631	171,944	73,174
Selling, general and administrative expense (including non-cash stock-based compensation expense of $457, $82, $1,674 and $151, respectively)	8,585	7,460	25,113	21,639

Operating income	56,632	28,171	146,831	51,535
Interest income	(1,720)	(308)	(3,652)	(650)
Interest expense	94	388	262	10,987
Amortization and write-off of deferred financing costs	76	76	229	699

Income before income taxes	58,182	28,015	149,992	40,499
Income tax provision	21,388	10,976	55,224	12,401

Net income	36,794	17,039	94,768	28,098
Redeemable preferred stock dividends accumulated	—	—	—	311

Net income attributable to common stockholders	$36,794	$17,039	$94,768	$27,787

Net income per common share attributable to common stockholders – basic	$2.92	$1.36	$7.54	$2.61

Net income per common share attributable to common stockholders – diluted	$2.88	$1.35	$7.41	$2.59

Weighted average common shares outstanding – basic	12,601,522	12,532,700	12,570,279	10,664,568

Weighted average common shares outstanding – diluted	12,782,562	12,667,234	12,780,828	10,715,399

Dividends declared per common share	$0.03	$0.03	$0.09	$0.03

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$94,768	$28,098
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	4,583	5,772
Non-cash interest expense related to senior notes and rights to additional acquisition consideration	—	9,635
Other non-cash items	112	1,490
Deferred income taxes	2,918	4,821
Stock-based compensation expense	1,674	151
Changes in operating assets and liabilities:
Accounts receivable	(9,499)	232
Inventories	(49,180)	(7,737)
Accounts payable	79,571	(3,242)
Income tax payable/receivable	5,339	7,583
Other accrued liabilities	(5,692)	1,235

Net cash flows provided by operating activities	124,594	48,038

Cash flows from investing activities
Restricted cash deposits, net	—	12,955
Proceeds from sale of property, plant and equipment	1,082	—
Purchases of property, plant and equipment	(3,760)	(6,381)

Net cash flows (used in) provided by investing activities	(2,678)	6,574

Cash flows from financing activities
Payments on long-term debt	(53)	(59,316)
Issuance of common stock (net of issuance costs) and deferred offering costs	1,044	87,319
Excess tax benefit from stock-based compensation	1,196	—
Redemption of preferred stock and payment of accumulated dividends	—	(13,000)
Payments of additional acquisition consideration	—	(34,963)
Cash dividends paid to stockholders	(1,135)	(376)

Net cash flows provided by (used in) financing activities	1,052	(20,336)

Net increase in cash and cash equivalents	122,968	34,276
Cash and cash equivalents at beginning of period	61,737	11,213

Cash and cash equivalents at end of period	$184,705	$45,489

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005.

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

Stock-based compensation expense of $457 and $82 is included within selling, general and administrative expense for the three months ended September 30, 2006 and 2005, respectively, and $1,674 and $151 for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $169 and $30 for the three months ended September 30, 2006 and 2005, respectively and $618 and $55 for the nine months ended September 30, 2006 and 2005, respectively.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income attributable to common stockholders, as reported	$17,039	$27,787
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	52	96
Deduct: Stock-based employee compensation expense determined under fair value method, net of tax	(171)	(314)

Net income attributable to common stockholders, pro forma	$16,920	$27,569

Net income per common share attributable to common stockholders – basic
As reported	$1.36	$2.61
Pro forma	$1.35	$2.59
Net income per common share attributable to common stockholders – diluted
As reported	$1.35	$2.59
Pro forma	$1.34	$2.57

Stock Option Activity

A summary of the Company’s stock options as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	339,808	$19.91
Granted	—
Exercised	54,968	19.00
Forfeited or expired	—

Outstanding at September 30, 2006	284,840	$20.08	8.6	$9,376

Exercisable at September 30, 2006	54,968	$19.00	8.5	$1,869

Nonvested Stock Activity

A summary of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months then ended is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at January 1, 2006	37,500	$49.90
Granted	3,542	62.31
Vested	(13,854)	50.13
Forfeited or expired	(2,167)	49.90

Nonvested at September 30, 2006	25,021	$51.53

As of September 30, 2006, there were $1,774 and $982 of total unrecognized compensation expense related to nonvested options and nonvested stock awards, respectively, which will be recognized over the average remaining requisite service periods of 1.6 and 1.5 years, respectively.

Note 4 – Recent Accounting Pronouncements

In November 2004, the FASB issued Statement SFAS No. 151, Inventory Costs – An amendment of ARB No. 43, Chapter 4, which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 had no material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting FIN No. 48.

In September 2006, the FASB issued Statement SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. SFAS No. 158 is effective for the Company’s year ending December 31, 2006. The Company is in the process of evaluating the financial impact of adopting SFAS No. 158. However, based on the funded status of the Company’s defined benefit pension plans and other postretirement plan as of December 31, 2005 (the Company’s most recent measurement date), the Company would be required to increase its net liabilities for pension and other postretirement benefits, which would result in a decrease in stockholders’ equity of approximately $23,459, net of taxes. The actual impact of implementing this standard may vary from the estimated impact, as the ultimate amounts recorded will depend on a number of assumptions, including, but not limited to, the discount rates in effect at December 31, 2006, the actual rate of return on the Company’s pension plan assets for the year then ended and the impact of the Company’s expected additional pension contributions of $18,607 during the year ending December 31, 2006. Changes in these assumptions since the Company’s last measurement date could increase or decrease the impact of adopting SFAS No. 158 on the Company’s consolidated financial statements at December 31, 2006.

In September 2006, the FASB issued Statement SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Other than the enhanced disclosures required, the Company does not expect the provisions of SFAS No. 157 to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC has stated that SAB No. 108 should be applied no later than for the annual financial statements for the first year ending after November 15, 2006, with earlier application encouraged. The Company does not expect the application of SAB No. 108 to have a material impact on the Company’s financial statements.

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

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30, 2006	December 31, 2005
Work in process	$111,878	$70,312
Finished new railcars	12,391	4,777

Total inventories	$124,269	$75,089

Note 7 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2006	December 31, 2005
Land	$722	$909

Buildings and improvements	24,185	26,476
Machinery and equipment	38,900	38,183

Cost of buildings, improvements, machinery and equipment	63,085	64,659
Less: Accumulated depreciation and amortization	(42,755)	(42,209)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	20,330	22,450
Construction in process	1,416	530

Total property, plant and equipment, net	$22,468	$23,889

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

Goodwill and intangible assets consist of the following:

	September 30, 2006	December 31, 2005
Patents	$13,097	$13,097
Accumulated amortization	(7,277)	(6,834)

Patents, net of accumulated amortization	5,820	6,263
Pension intangible asset	6,571	6,571
Goodwill	21,521	21,521

Total goodwill and intangible assets	$33,912	$34,355

Patents are being amortized over their remaining legal life from the date of acquisition on a straight-line method. The weighted average remaining life of the Company’s patents is 11 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $147 for the three months ended September 30, 2006 and 2005, respectively, and $443 and $442 for the nine months ended September 30, 2006 and 2005, respectively. The Company estimates amortization expense for each of the five years in the period ending December 31, 2010 will be approximately $590.

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. Historically, the majority of warranty claims occur in the first three years of the warranty period. The changes in the warranty reserve for the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$10,551	$6,462	$7,878	$5,964
Warranties issued during the period	1,422	1,356	4,499	3,495
Reductions for payments, cost of repairs and other	(402)	(542)	(806)	(2,183)

Balance at the end of the period	$11,571	$7,276	$11,571	$7,276

Note 10 – Borrowing Arrangements

Total debt consists of the following:

	September 30, 2006	December 31, 2005
Capital leases	$171	$224
Current portion	(63)	(70)

Long-term debt, less current portion	$108	$154

Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association and the lenders party thereto providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility will be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of September 30, 2006, the Company had no borrowings under the revolving credit facility, $7,338 in letters of credit under the letter of credit sub-facility and the ability to borrow $42,662 under the revolving credit facility. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Note 11 – Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the minimum pension liability adjustment, which is shown net of tax. Comprehensive income was $36,974 and $17,039 for the three months ended September 30, 2006 and 2005, respectively, and $94,768 and $28,098 for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

The components of net periodic benefit cost for the three months and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$625	$511	$1,876	$1,533
Interest cost	658	600	1,973	1,800
Expected return on plan assets	(493)	(386)	(1,479)	(1,158)
Amortization of prior service cost	177	158	531	474
Amortization of unrecognized net loss	169	143	508	429

	$1,136	$1,026	$3,409	$3,078

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Postretirement Benefit Plan
Service cost	$173	$201	$520	$603
Interest cost	716	742	2,148	2,226
Amortization of prior service cost	409	450	1,226	1,350
Amortization of unrecognized net loss	126	111	379	333

	$1,424	$1,504	$4,273	$4,512

The Company made contributions to the Company’s defined benefit pension plans of $13,874 and $1,444, respectively, for the three months ended September 30, 2006 and 2005, and $16,721 and $3,104, respectively, for the nine months ended September 30, 2006 and 2005. During the three months ended September 30, 2006, contributions to the Company’s defined benefit pension plans consisted of required minimum contributions of $5,385 and an additional contribution of $8,489. Total contributions to the Company’s defined benefit pension plans in 2006 are expected to be approximately $18,607. The Company made payments to the Company’s postretirement benefit plan of approximately $554 and $708, respectively, for the three months ended September 30, 2006 and 2005, and $2,302 and $2,124, respectively, for the nine months ended September 30, 2006 and 2005. Total payments to the Company’s postretirement benefit plan in 2006 are expected to be approximately $3,309. As of December 31, 2005, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $46,590 and $51,433, respectively, which exceeded the fair value of plan assets by $27,153 and $51,433, respectively.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $423 and $354 for the three months ended September 30, 2006 and 2005, respectively, and $1,251 and $891 for the nine months ended September 30, 2006, respectively.

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

The Company relies upon third-party suppliers for railcar heavy castings, wheels and other components for its railcars. In particular, it purchases a substantial percentage of its railcar heavy castings and wheels from subsidiaries of one entity. The Company also relies upon a single supplier to manufacture all of its cold-rolled center sills for its railcars. Any inability by these suppliers to provide the Company with components for its railcars, any significant decline in the quality of these components or any failure of these suppliers to meet the Company’s planned requirements for such components may have a material adverse impact on the Company’s financial condition and results of operations. While the Company believes that it could secure alternative manufacturing sources, the Company may incur substantial delays and significant expense in finding alternative sources and its results of operations may be significantly affected.

Note 14 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	12,601,522	12,532,700	12,570,279	10,664,568
Dilutive effect of employee stock options and nonvested share awards	181,040	134,534	210,549	50,831

Weighted average diluted common shares outstanding	12,782,562	12,667,234	12,780,828	10,715,399

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three and nine months ended September 30, 2006, there were 1,685 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

Note 15 – Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. Sales for the three months and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
New railcar sales	$393,408	$257,321	$1,047,386	$646,399
Used railcar sales	—	3,916	—	5,933
Leasing revenues	56	15	68	55
Other sales	2,295	2,153	6,515	7,537

	$395,759	$263,405	$1,053,969	$659,924

Due to the nature of its operations, the Company is subject to significant risks related to concentration of business with a few customers. Sales to four customers accounted for 23%, 17%, 13% and 11%, respectively, of revenues for the three months ended September 30, 2006 and sales to three customers accounted for 28%, 12% and 10%, respectively, of revenues for the three months ended September 30, 2005. Sales to four customers accounted for 15%, 11%, 11% and 10%, respectively, of revenues for the nine months ended September 30, 2006 and sales to three customers accounted for 18%, 11% and 10%, respectively, of revenues for the nine months ended September 30, 2005.

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

In the three months ended September 30, 2006, we delivered 5,027 new railcars, compared to our delivery of 3,617 new railcars in the three months ended September 30, 2005. Orders for new railcars totaled 357 units for the three months ended September 30, 2006, compared to 3,763 units ordered for the three months ended June 30, 2006 and orders of 6,884 units for the three months ended September 30, 2005. Our total backlog of firm orders for new railcars was 12,176 at September 30, 2006, compared with 16,846 at June 30, 2006 and 19,134 at September 30, 2005. The backlog as of September 30, 2005 represented estimated sales of $1.3 billion, while the backlog as of September 30, 2006 represents estimated sales of $0.9 billion. Approximately 90% of our backlog as of September 30, 2006 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at relatively high levels when compared to historical levels. Notwithstanding fluctuations in the cost of raw materials, nearly all of the contracts in our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to 100% of our railcar deliveries in the three months ended September 30, 2006.

With respect to the supply of components, while the availability of railcar components has continued to improve during 2006, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as domestic suppliers have improved their delivery capabilities.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Despite the decline in our backlog, we believe that the long-term outlook for railcar demand is positive, due to increased rail traffic, the replacement of aging railcar fleets, and an increasing demand for electricity. We also believe that the long-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on our long-term supply agreements, our expanding product portfolio and our operational efficiency in manufacturing railcars. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to these and significant other risks that may cause our current positive outlook to change.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Sales

Our sales for the three months ended September 30, 2006 were $395.8 million as compared to $263.4 million for the three months ended September 30, 2005, representing an increase of $132.4 million. For the three months ended September 30, 2006, we delivered 5,027 railcars compared with 3,617 railcars for the same period in 2005, an increase of 1,410 units, or 39%. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our coal-carrying railcars comprised substantially all of our total railcar deliveries for the three months ended September 30, 2006.

Gross Profit

Gross profit for the three months ended September 30, 2006 was $65.2 million as compared to $35.6 million for the three months ended September 30, 2005, representing an increase of $29.6 million. The corresponding gross profit margin rate was 16.5% compared with 13.5% in the third quarter of 2005. This gross profit margin improvement was driven by higher volume, improved product mix, concentration of production at lower cost facilities and improved productivity, partially offset by launch costs associated with our production of steel triple hopper cars. Higher production volume resulted in improved operating leverage. Also, the shift of production to lower cost facilities improved our performance as our conversion cost is significantly lower at those facilities. These improvements were partially offset by non-recoverable materials costs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 were $8.6 million as compared to $7.5 million for the three months ended September 30, 2005, representing an increase of $1.1 million. This increase was primarily attributable to higher stock-based compensation expenses and short-term compensation plan expense of $1.0 million, increased costs of $0.8 million related to being a public company associated with Sarbanes-Oxley compliance and legal fees, and accounting fees of $0.2 million, partially offset by a decrease of $0.9 million of expenses related to our 2005 secondary offering of our common stock, which expenses did not recur in 2006. Selling, general and administrative expenses were 2.2% of sales for the three months ended September 30, 2006, compared to 2.8% for the three months ended September 30, 2005.

Interest Expense/Income

Total interest expense for the three months ended September 30, 2006 was $0.2 million as compared to $0.5 million for the three months ended September 30, 2005. This decrease reflects lower third-party interest expense. Interest income for the three months ended September 30, 2006 was $1.7 million as compared to $0.3 million for the three months ended September 30, 2005.

Income Taxes

The provision for income taxes was $21.4 million for the three months ended September 30, 2006, as compared to a provision of $11.0 million for the three months ended September 30, 2005. The effective tax rates for the three months ended September 30, 2006 and 2005, were 36.8% and 39.2%, respectively. The effective tax rate for the three months ended September 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.4% blended state rate less a 1.0% effect for domestic manufacturing deductions and less a 0.6% effect for other permanent differences. The effective tax rate for the three months ended September 30, 2005 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.5% blended state rate and a 0.7% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $36.8 million for the three months ended September 30, 2006, reflecting an increase of $19.8 million from net income of $17.0 million for the three months ended September 30, 2005. Our basic net income per share attributable to common stockholders was $2.92 for the three months ended September 30, 2006 on weighted average common basic shares of 12,601,522. Diluted net income per share attributable to common stockholders was $2.88 for the three months ended September 30, 2006 on diluted shares of 12,782,562. For the three months ended

September 30, 2005, our basic net income attributable to common stockholders was $1.36 per share on weighted average basic shares of 12,532,700. Diluted net income per share attributable to common stockholders was $1.35 for the three months ended September 30, 2005 on diluted shares of 12,667,234.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Sales

Our sales for the nine months ended September 30, 2006 were $1,054.0 million as compared to $659.9 million for the nine months ended September 30, 2005, representing an increase of $394.1 million. For the nine months ended September 30, 2006, we delivered 13,704 railcars compared with 9,321 railcars for the same period in 2005, an increase of 4,383 units, or 47%. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our coal-carrying railcars comprised substantially all of our railcar deliveries for the nine months ended September 30, 2006.

Gross Profit

Gross profit for the nine months ended September 30, 2006 was $171.9 million as compared to $73.2 million for the nine months ended September 30, 2005, representing an increase of $98.7 million. The corresponding gross profit margin rate was 16.3% compared with 11.1% for the nine months of 2005. This gross profit margin improvement was driven by higher volume, improved product mix, concentration of production at lower cost facilities and productivity improvements, partially offset by launch costs associated with our production of steel triple hopper cars. Higher production volume resulted in improved operating leverage. Also, the shift of production to lower cost facilities improved our performance as our conversion cost is significantly lower at those facilities. These improvements were partially offset by non-recoverable materials costs of $1.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $25.1 million compared to $21.6 million for the nine months ended September 30, 2005, representing an increase of $3.5 million. This increase was primarily attributable to higher stock-based compensation expenses of $1.6 million, higher costs related to short-term compensation plans of $1.3 million, increased costs of $1.8 million related to being a public company associated with Sarbanes-Oxley compliance and legal fees, and accounting fees of $0.6 million, partially offset by a decrease of $0.9 million related to charges incurred in 2005 for the termination of management services and other agreements and $0.9 million incurred in 2005 related to the secondary offering of our common stock. Selling, general and administrative expenses were 2.4% of sales for the nine months ended September 30, 2006 compared to 3.3% for the nine months ended September 30, 2005.

Interest Expense/Income

Total interest expense for the nine months ended September 30, 2006 was $0.5 million as compared to $11.7 million for the nine months ended September 30, 2005, representing a decrease of $11.2 million. The decrease was a result of our initial public stock offering in April 2005 and the related changes in our financing structure which significantly reduced our outstanding debt. For the nine months ended September 30, 2006, interest expense consisted of third-party interest expense and the amortization of deferred financing costs. For the nine months ended September 30, 2005, interest expense consisted primarily of the accretion of additional interest on the rights to additional acquisition consideration of $6.4 million, related-party interest expense of $3.3 million, and third-party interest expense of $1.4 million. Interest income for the nine months ended September 30, 2006 was $3.7 million as compared to $0.7 million for the nine months ended September 30, 2005.

Income Taxes

The provision for income taxes was $55.2 million for the nine months ended September 30, 2006, as compared to a provision of $12.4 million for the nine months ended September 30, 2005. The effective tax rates for the nine months ended September 30, 2006 and 2005, were 36.8% and 30.6%, respectively. The effective tax rate for the nine months ended September 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.6% blended state rate less a 1.0% effect for domestic manufacturing deductions and a 0.8% effect for other permanent differences. The effective tax rate for the nine months ended September 30, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate and a 0.1% effect for other permanent differences, less a 7.5% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration.

Net Income

As a result of the foregoing, net income was $94.8 million for the nine months ended September 30, 2006, reflecting an increase of $66.7 million from net income of $28.1 million for the nine months ended September 30, 2005. Net income attributable to common stockholders was $94.8 million for the nine months ended September 30, 2006, as compared to net income of $27.8 million attributable to common stockholders for the same period in 2005. Our basic net income per share attributable to common stockholders was $7.54 for the nine months ended September 30, 2006 on weighted average common basic shares of 12,570,279. Diluted net income per share attributable to common stockholders was $7.41 for the nine months ended September 30, 2006 on diluted shares of 12,780,828. For the nine months ended September 30, 2005, our basic and diluted net income per share attributable to common stockholders were $2.61 and $2.59, respectively, on weighted average basic and diluted shares of 10,664,568 and 10,715,399, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the nine months ended September 30, 2006 and 2005 was cash generated from operations. From the nine months ended September 30, 2005 to the nine months ended September 30, 2006, we had an increase in net cash provided by operating activities of $76.6 million primarily due to our increased sales volume and related profits. See “— Cash Flows.”

On April 11, 2005, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on the ratio of our consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). We pay a commitment fee of between 0.25% per year and 0.50% per year on the unused portion of the revolving credit facility. As of September 30, 2006, we had no outstanding borrowings under the revolving credit facility, $7.3 million in letters of credit under the letter of credit sub-facility and the ability to borrow $42.7 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

Based on our current level of operations and our anticipated growth, we believe that our proceeds from operating cash flows, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for the remainder of 2006. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. We are considering the addition of another manufacturing facility to increase our low-cost production capacity. We are also exploring product diversification initiatives and international and other opportunities. We expect that these new business activities may result in capital requirements of approximately $60.0 million to $80.0 million within the next 12 to 24 months, which we expect to fund through cash provided by operating activities.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2005, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $46.6 million and $51.4 million, respectively, which exceeded the fair value of plan assets by $27.2 million and $51.4 million, respectively. As disclosed in Note 12 to the Condensed Consolidated Financial Statements, we expect to make contributions relating to our defined benefit pension plans of up to approximately $18.6 million in 2006, of which, $16.7 million has been contributed through September 30, 2006. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

Based upon our operating performance, capital requirements and obligations under our pension and welfare benefit plans, we may, from time to time, be required to raise additional funds through additional offerings of our common stock and through long-term borrowings. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital, if and when needed, could have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$171	$63	$108	$—	$—
Operating leases	11,919	1,483	2,637	2,892	4,907
Wheels and axles	152,397	35,785	70,761	45,851	—
Aluminum purchases	17,692	17,692	—	—	—

Total	$182,179	$55,023	$73,506	$48,743	$4,907

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$124,594	$48,038
Investing activities	(2,678)	6,574
Financing activities	1,052	(20,336)

Total	$122,968	$34,276

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

Our net cash provided by operating activities for the nine months ended September 30, 2006 was $124.6 million as compared to net cash provided by operating activities of $48.0 million for the nine months ended September 30, 2005, an increase of $76.6 million. The increase in net cash provided by operating activities was primarily due to the addition of $54.1 million in net income adjusted for non-cash items, an increase of $33.8 million generated by working capital accounts such as accounts receivable and inventories, net of accounts payable, a reduction in cash of $18.9 million for payroll, pensions and postretirement obligations and an increase of $7.6 million in cash from other operating activities.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 was $2.7 million as compared to cash generated of $6.6 million for the nine months ended September 30, 2005. Net cash used in investing activities for the nine months ended September 30, 2006 consisted of $3.8 million in capital expenditures, partially offset by $1.1 million of proceeds from the sale of property, plant and equipment, primarily our Shell plant in Johnstown, Pennsylvania. For the nine months ended September 30, 2005, $6.3 million was used for capital expenditures, while $12.9 million of cash was generated through the release of restricted cash.

Financing Activities. Net cash generated from financing activities for the nine months ended September 30, 2006 was $1.1 million compared to cash used of $20.3 million for the nine months ended September 30, 2005. Net cash generated from financing activities for the nine months ended September 30, 2006 included an excess tax benefit from stock-based compensation of $1.2 million and proceeds from the issuance of common stock under the 2005 Long-Term Incentive Plan of $1.0 million. This cash generated was partially offset by cash dividends paid to stockholders and payments on long-term debt. Cash used in financing activities for the nine months ended September 30, 2005 included payments on long-term debt, payments of additional acquisition consideration and the payment of accumulated dividends. This was partially offset by cash generated from the issuance of common stock.

Capital Expenditures

Our capital expenditures were $3.8 million in the nine months ended September 30, 2006 as compared to $6.4 million in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, $1.8 million of the $3.8 million was comprised of expenditures for facility upgrades and machinery and equipment at our Roanoke, Virginia production facility, primarily as a result of our capacity expansion at the site. The remaining $2.0 million was comprised of general maintenance expenditures for machinery and equipment and facility upgrades at our other locations. For the nine months ended September 30, 2005, $5.5 million of the $6.4 million total capital expenditures was used for the expansion of production capacity at our manufacturing facility in Roanoke. The remaining $0.9 million of capital expenditures for the nine months ended September 30, 2005 was comprised of expenditures for machinery and equipment at our Johnstown production facility and our other locations.

We expect that capital expenditures relating to the maintenance of our existing facilities will be up to approximately $4.5 million in 2006. Management continuously evaluates the capacity of our manufacturing facilities based upon market demand and monitors the cost effectiveness of those facilities. We are considering the addition of another manufacturing facility to increase our low-cost production capacity. We are also exploring product diversification initiatives and international opportunities. In November 2002, we discontinued railcar production at our Shell plant in Johnstown, Pennsylvania. During the second quarter of 2006, we entered into a purchase and sale agreement relating to this facility. During the third quarter of 2006, this transaction was completed and did not have a significant impact on our net income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of September 30, 2006, there were no borrowings under the revolving credit facility and we had issued approximately $7.3 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a substantial majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, a substantial majority of our contracts for railcars in our backlog at September 30, 2006 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $210 per railcar, which, for the nine months ended September 30, 2006, would have reduced income before income taxes by approximately $2.9 million.

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

FREIGHTCAR AMERICA, INC.

Date: November 8, 2006	By:	/s/ John E. Carroll, Jr.
John E. Carroll, Jr., President and Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.