Form 10-K
period 2006-12-31
FreightCar America, Inc.
filed 2007-03-13
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1250, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark it the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES   ☒     NO   ☐

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

Large accelerated filer   ☐     Accelerated filer   ☒     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was $697.3 million, based on the closing price of $55.51 per share on the Nasdaq National Market.

As of February 28, 2007, there were 12,733,511 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2007 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2006	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1.	Business.

OVERVIEW

We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of coal-carrying railcars, which represented 96% of our deliveries of railcars in 2006 and 93% of our deliveries of railcars in 2005, while the balance of our production consisted of a broad spectrum of railcar types, including aluminum-bodied and steel-bodied railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We have currently chosen not to offer significant railcar leasing services, as we have made a strategic decision not to compete with our customers that provide railcar leasing services, which represent a significant portion of our revenue.

We are the leading North American manufacturer of coal-carrying railcars. We estimate that we have manufactured 81% of the coal-carrying railcars delivered over the three years ended December 31, 2006 in the North American market. Our BethGon® railcar has been the leading aluminum-bodied coal-carrying railcar sold in North America for nearly 20 years. Over the last 25 years, we believe we have built and introduced more types of coal-carrying railcars than all other manufacturers in North America combined.

Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We commenced operations at our leased manufacturing facility in Roanoke, Virginia in December 2004, and we delivered the first railcar manufactured at the Roanoke facility during the second quarter of 2005.

Our primary customers are financial institutions, railroads and shippers, which represented 49%, 10%, and 41%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2006. In the year ended December 31, 2006, we delivered 18,764 new railcars, including 17,959 aluminum-bodied coal-carrying railcars. Our total backlog of firm orders for new railcars decreased from 20,729 railcars as of December 31, 2005 to 9,315 railcars as of December 31, 2006, representing estimated sales of $1.4 billion and $697 million, respectively, attributable to such backlog.

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

Our internet website is www.freightcaramerica.com. We make available free of charge on or through our website items related to corporate governance, including, among other things, our corporate governance guidelines, charters of various committees of the Board of Directors and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., Two North Riverside Plaza, Suite 1250, Chicago, Illinois 60606.

OUR PRODUCTS AND SERVICES

We design and manufacture aluminum-bodied and steel-bodied railcars that are used in various industries. In particular, we have expertise in the manufacture of aluminum-bodied coal-carrying railcars

The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years.

Any of the railcar types listed below may be further developed with particular characteristics, depending on the nature of the materials being transported and customer specifications. In addition, we refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars that we manufacture, as well as those manufactured by others.

We manufacture two primary types of coal-carrying railcars: gondolas and open-top hoppers. We build all of our coal-carrying railcars using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity and weighs significantly less than traditional multiple-piece center sills.

•

BethGon Series. The BethGon is the leader in the aluminum-bodied coal-carrying gondola railcar segment. We believe the BethGon railcar can carry more coal than traditional gondola railcars. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal-carrying railcar in North America. The BethGon railcar represented 45%, 33% and 48% of all the railcars we delivered in 2006, 2005 and 2004, respectively, and 41%, 28% and 37% of total revenue in 2006, 2005 and 2004, respectively.

We have continuously improved the BethGon’s design since we began making this railcar. The improvements have been aimed at increasing carrying capacity and reducing weight while maintaining structural integrity. In 1986, we introduced the use of aluminum construction. The use of aluminum lowered each railcar’s weight from approximately 60,000 pounds to approximately 42,000 pounds. We believe the new design increased hauling capacity by approximately nine tons per railcar over traditional flat-bottomed gondolas and lowered the railcar’s center of gravity, providing a smoother ride with less wear on the railcar. In 1994, we introduced a higher payload aluminum gondola coal-carrying railcar, called the AeroFlo™ BethGon, which had redesigned sides for improved aerodynamics and greater fuel efficiency. In 2001, we introduced a new gondola coal-carrying railcar, the BethGon II, which has a lighter weight, higher capacity and increased durability suitable for long-haul coal-carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and improve its reliability.

•

AutoFlood Series. Our aluminum open-top hopper railcar, the AutoFlood, is a five-pocket coal-carrying railcar equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and, in 1996, we introduced the AutoFlood II™. The AutoFlood II has smooth exterior sides that we believe maximize loading capacity and increase efficiency by reducing wind drag. The AutoFlood II’s automatic rapid discharge system, the MegaFlo™ door system, incorporates a patented mechanism that uses an over-center locking design enabling the cargo door to close with tension rather than compression. The MegaFlo door system, which opens to its full width in only two seconds, provides a door opening which we believe is approximately 68% wider than any competing door system and does not require periodic door adjustments. In addition, the MegaFlo door system design reduces wear on the railcar. In 2002, we introduced the AutoFlood III™, which has a smooth interior side that maintains the features of the MegaFlo door system while improving the railcar’s flow characteristics for coal types that are difficult to unload. AutoFlood railcars can be equipped with rotary couplers to also permit rotary unloading. In 2006, our production of the AutoFlood III represented 34% of the total deliveries in the coal-carrying railcar market and 53% of the coal-carrying railcars we produced. The AutoFlood series represented 51%, 57% and 30% of all the railcars we delivered in 2006, 2005 and 2004, respectively, and 54%, 58% and 30% of total revenue in 2006, 2005 and 2004, respectively.

•

Other Coal-Carrying Railcars. We also manufacture a variety of other types of aluminum and steel-bodied coal-carrying railcars, including triple hopper, hybrid aluminum/stainless steel and flat bottom gondola railcars.

Our portfolio of other railcar types that we offer includes:

•

Aluminum Vehicle Carrier. In 2000, we designed and introduced our aluminum vehicle-carrying railcar, combining our expertise with aluminum-bodied railcars and our experience in building flat railcars. Our first aluminum vehicle carrier railcar design, the AVC™, has a lightweight, integrated design and is used to transport automobiles, commercial and conversion vans, pickup trucks and sport utility vehicles from assembly plants and ports to rail distribution centers. An aluminum body eliminates the need to paint the railcar during its expected lifetime. Our design helps to ensure that vehicles are delivered damage-free. AVCs are purchased by financial institutions, shippers and railroads. We had our first sale of the AVC in 2003. The AVC series represented 15% of total revenue in 2004.

•

Articulated Bulk Container Railcar. Our articulated bulk container railcar has high strength and capacity and is designed to carry dense bulk products up to 59,000 pounds in 20 foot containers. We sell our articulated bulk container railcars primarily to shippers of high-density waste.

•

Intermodal Double Stack Railcar. Our intermodal double stack railcar is used to transport containers that may also be transported by truck or ship, allowing cargo to be transported through different modes without loading and unloading the containers.

•

Small Covered Hopper Railcar. Our small covered hopper railcar is used to transport high-density products such as roofing granules, fly ash, sand and cement. This railcar features our patented cold-rolled center sill, 30-inch diameter hatch covers and bottom-unloading outlets.

•

Mill Gondola Railcar. Our mill gondola railcar is used to transport steel products and scrap and features our one-piece cold-rolled center sill, cast draft sills, pinned side-to-end connections and a choice of welded or riveted sides.

•

Slab Railcar. We believe that our slab railcar is the first railcar manufactured specifically to transport steel slabs. The slab railcar is a spine-type flat railcar that is approximately 20,000 pounds lighter than a standard mill gondola railcar that is also used to transport steel slabs, allowing customers to haul more steel slabs per railcar and more railcars in a train.

•

Coil Steel Railcar. Our coil steel railcar has a transverse trough design that allows easy loading or unloading using overhead cranes or fork lifts. This feature allows railroads to compete with truck haulage for the transportation of steel coils.

•

Flat Railcar. We produce a variety of standard and heavy-duty flat railcars that can carry a variety of products, including machinery and equipment, steel and other bulky industrial products. Our high capacity flat railcar is used to transport, among other things, electrical transformers and generators.

•	Bulkhead Flat Railcar. Our bulkhead flat railcar has end bulkheads designed to retain the load, which can include forest products, steel and structural components.

•

Hybrid Center Beam Flat Railcar. Our FleXibeam™ center beam flat railcar is used to haul forest products, such as plywood, oriented strand board, dimensional lumber and steel products, such as structural steel and pipe. The FleXibeam hauls approximately 14,000 pounds of additional product than a conventional center beam flat railcar, and its short high-strength center beam partition allows easy loading of steel and other products with overhead cranes.

•

Woodchip Gondola Railcar. Our woodchip gondola railcar is used to haul woodchips and municipal waste or other high volume, low-density commodities. It has rotary couplers and incorporates our one-piece cold-rolled center sill and tub design.

•

Other Open-Top Hopper Railcars. We offer a variety of open-top hopper railcar designs to carry aggregates, iron ore, taconite pellets, petroleum coke and other bulk commodities. These railcars represented 4% of our railcar deliveries and total revenue in 2006.

•

International Railcar Designs. We have established a licensing arrangement with a railcar manufacturer in Brazil pursuant to which our technology is used to produce various types of railcars in Brazil. In addition, we manufacture coal-carrying railcars for export to Colombia and have manufactured intermodal railcars for export to Saudi Arabia. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales. We are also exploring opportunities in other international markets.

•	Spare Parts. We sell replacement parts for our railcars and railcars built by others.

We have added 18 new or redesigned products to our portfolio in the last five years, including the AutoFlood III, AVC, slab railcar, coil steel railcars, triple hopper railcars and hybrid aluminum/stainless steel railcars. We expect to continue introducing new or redesigned products.

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

We have focused on making our manufacturing facilities more flexible and cost-efficient while at the same time reducing product change-over times and improving product quality. We developed many of these improvements with the participation of our manufacturing employees, management and customers. We have implemented manufacturing concepts, whereby various manufacturing steps are accomplished in one location within the facility to eliminate unnecessary movement of parts within the facility, improve production rates and reduce inventories. These improvements are intended to provide us with increased flexibility in scheduling the production of orders and to minimize down time resulting from railcar type change-overs, thereby increasing the efficiency and lowering costs of our manufacturing operations.

CUSTOMERS

We have strong long-term relationships with many large purchasers of railcars. Long-term customer relationships are particularly important in the railcar industry, given the limited number of buyers of railcars.

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

In 2006, revenue from two customers, The CIT Group/Equipment Financing, Inc. and General Electric Capital Rail Services Corporation, accounted for approximately 12% and 11% of total revenue, respectively. In 2006, sales to our top ten customers accounted for approximately 77% of total revenue. Our sales to customers outside the United States were $43.5 million in 2006. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

Our railcar research and development activities provide us with an important competitive advantage. We believe that we are a leader in introducing new and improved railcar designs that respond to the needs of our customers. Railcar designs have been historically slow to change in our industry. We have introduced 18 new railcar designs or product-line extensions in the last five years. Our research and development team, working within our engineering group, is dedicated to the design of new products. In addition, the team continuously identifies design upgrades for our existing railcars, which we implement as part of our effort to reduce costs and improve quality. We introduce new railcar designs as a result of a combination of customer feedback and close observation of market demand trends. Our engineers use current modeling software and three-dimensional modeling technology to assist with product design. New product designs are tested for compliance with AAR standards prior to introduction. Costs associated with research and development are expensed as incurred and totaled $0.9 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

	Year Ended December 31,
	2006	2005	2004
Railcar backlog at start of period	20,729	11,397	6,444
New railcars delivered	(18,764)	(13,031)	(7,484)
New railcar orders	7,350	22,363	12,437

Railcar backlog at end of period	9,315	20,729	11,397

Estimated backlog at end of period (in thousands) (1)	$697,054	$1,412,424	$747,842

(1)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials.

We expect that all of our reported backlog as of December 31, 2006 will be converted to sales by the end of 2007. However, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk factors—Risks related to our business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk factors—Risks related to the railcar industry—The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.” We currently do not have any backlog for rebuilt railcars.

SUPPLIERS AND MATERIALS

The cost of raw materials and components represents a substantial majority of the manufacturing costs of most of our railcar product lines. As a result, the management of purchasing raw materials and components is critical to our profitability. As our products are made to order, we do not purchase materials or components until we receive an order and we time deliveries to minimize in-process inventory. We enjoy strong relationships with our suppliers, which helps to ensure access to supplies when railcar demand is high.

Our primary aluminum suppliers are Alcoa Inc. and Alcan Inc. Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. We purchase steel primarily from U.S. sources, except for our cold-rolled center sills, which we purchase from a single Canadian supplier. A center sill is the primary structural component of a railcar. Our center sill is formed into its final shape without heating by passing steel plate through a series of progressive rolls.

Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its American Steel Foundries subsidiary, wheels through its Griffin Wheel Company subsidiary, draft components through its Keystone subsidiary and bearings through its Brenco subsidiary. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our cold-rolled center sills, which were used in 100% and 98% of our railcars produced in 2006 and 2005, respectively. Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk factors—Risks related to the railcar industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 200 suppliers. No single supplier accounted for more than 25% and 20% of our total purchases in 2006 and 2005, respectively. Our top ten suppliers accounted for 65% and 58% of our total purchases in 2006 and 2005, respectively.

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

Competition in the North American market from railcar manufacturers located outside of North America is limited by, among other factors, high shipping costs and familiarity with the North American market.

INTELLECTUAL PROPERTY

We have several U.S. and non-U.S. patents and pending applications, registered trademarks, copyrights and trade names. Our key patents are for our one-piece center sill, our MegaFlo™ door system and our top chord and side stake for coal-carrying railcars. The protection of our intellectual property is important to our business.

We also use a proprietary software system that integrates our accounting and production systems, including quality control, purchasing, inventory control and accounts receivable. We have an experienced team in place to operate the hardware, software and communications platforms.

EMPLOYEES

As of December 31, 2006, we had 1,429 employees, of whom 200 were salaried and 1,229 were hourly wage earners. As of December 31, 2006, approximately 841, or 59%, of our employees were members of unions.

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

We are also subject to oversight in other jurisdictions by foreign regulatory agencies and to the extent that we expand our business internationally, we will increasingly be subject to the regulations of other non-U.S. jurisdictions.

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

Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. In 2005 and 2006, industry-wide railcar deliveries grew to 68,612 and 74,729, respectively, and our railcar production increased to 13,031 and 18,764 railcars, respectively. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.

The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased in 2004 and have continued to increase in 2005 and 2006 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our materials may also fluctuate depending on supply and demand for the material or governmental regulation relating to the material, including regulation relating to the importation of the material.

Substantially all of our customer contracts as of December 31, 2006 allow for variable pricing to protect us against future changes in the cost of raw materials. However, when material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers in future contracts, which could adversely affect our operating margins and cash flows. Even if we are able to increase prices, any such price increases may reduce demand for our railcars. In addition, in the future, our customers may not be willing to accept contractual terms that provide for variable pricing and our competitors, in an effort to gain market share or otherwise, may agree to railcar supply arrangements that do not provide for variable pricing. As a result, we may lose railcar orders or we may be required to agree to supply railcars without variable pricing provisions or be subject to less favorable contract terms.

We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 52% of our total sales for the five-year period. In 2006, sales to our top three customers accounted for approximately 12%, 11% and 9%, respectively, of our total sales. In 2005, sales to our top three customers accounted for approximately 16%, 14% and 8%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results.

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

We rely upon third-party suppliers for wheels and other components for our railcars. In particular, we purchase, and we believe most of our competitors purchase, a substantial percentage of wheels and other railcar components from subsidiaries of Amsted Industries Inc. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components from Amsted Industries, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the years ended December 31, 2005 and 2006. While the availability of railcar components has continued to improve during 2006, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Amsted Industries and other suppliers of railcar components may be unable to meet the short-term or longer-term wheel and other railcar components supply demand of our industry. In the event that Amsted Industries or our other suppliers of railcar components were to stop or reduce the production of wheels or the other railcar components that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. We have in the past experienced challenges sourcing these railcar components to meet our increasing production. Our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources for these components may not be the same and our operating results may be significantly affected. In an effort to secure a supply of wheels, we have developed foreign sources which require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, Amsted Industries, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for wheels or other railcar components than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, financial condition and operating results.

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

Over the past 12 years, there has been a consolidation of railroad carriers operating in North America. Railroad carriers are large purchasers of railcars and represent a significant portion of our historical customer base. Future consolidation of railroad carriers may adversely affect our sales and reduce our income from operations because with fewer railroad carriers, each railroad carrier will have proportionately greater buying power and operating efficiency, which may intensify competition among railcar manufacturers to retain customer relationships with the consolidated railroad carriers and cause our prices to decline.

RISKS RELATED TO OUR BUSINESS

We rely significantly on the sales of our coal-carrying railcars. Future demand for coal could decrease, which could adversely affect our business, financial condition and results of operations.

Coal-carrying railcars are our primary railcar type, representing 95% of our sales in 2006 and 96% of the total railcars that we delivered in 2006. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal-carrying railcar lines, to select an alternative energy source to coal, thereby reducing the strength of the market for coal-carrying railcars. For example, if utility companies were to begin preferring oil instead of coal as an energy source, demand for our coal-carrying railcar lines would decrease and our operating results may be negatively affected.

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

We rely upon a single supplier to manufacture all of our cold-rolled center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Substantially all of the railcars that we produced in 2006 were manufactured using this cold-rolled center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our cold-rolled center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our cold-rolled center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected, and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our cold-rolled center sills than we currently pay. The prices for our cold-rolled center sills may also be impacted by the rising cost of steel and all other materials used in the production of our cold-rolled center sills. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition and results of operations.

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

The cost of health care benefits in the United States has increased significantly, leading to higher costs for us to provide health care benefits to our active and retired employees, and we expect these costs to increase in the future. If these costs continue to rise, our results of operations will be adversely affected. We are unable to limit our costs by changing or eliminating coverage under our employee benefit plans because a significant majority of our employee benefits are governed by union agreements. For example, as of December 31, 2006, our postretirement benefit obligation, primarily governed by the Johnstown settlement (as described elsewhere in this Item 1A.), was $52.9 million, all of which is unfunded. Although the Johnstown settlement limits our future liabilities for health care coverage for our retired unionized Johnstown employees, we will continue to fund 100% of the health care coverage costs of our active employees. If our costs under our employee benefit plans for active employees exceed our projections, our business and financial results could be materially adversely affected.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans which would reduce the cash available for our business.

As of December 31, 2006, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $3.9 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to decrease. Further, additional benefit obligations were added to our existing defined benefit pension plans on November 15, 2004 as a result of the Johnstown settlement (as described elsewhere in this Item 1A.) and the reduction in our discount rate. We made contributions to our pension plans of $18.6 million during the year ended December 31, 2006. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.

We have unrecognized costs related to our defined benefit pension plans and postretirement plan. Significant changes in future employment levels may cause a plan curtailment, which may negatively impact our results from operations.

We have qualified defined benefit pension plans and a postretirement plan covering substantially all of the employees of our subsidiaries JAC Operations, Inc., Johnstown America Corporation and JAIX Leasing Company. As of December 31, 2006, $42.5 million related to net actuarial loss and prior service cost for our defined benefit pension plans and postretirement plan was recorded on our consolidated balance sheet in accumulated other comprehensive loss, but not yet recognized in earnings. A significant change in future employment levels could result in a decrease in the estimated remaining future service years for the employees covered by the plans. Such decrease in the estimated remaining future service years could result in a plan curtailment, which would cause us to immediately recognize a substantial portion of the net actuarial loss and prior service cost relating to these plans that have not yet been recognized in earnings. Such a plan curtailment could negatively impact our results from operations.

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

Our exclusive supplier agreement with TXU Generation Development Company may not result in additional backlog or future sales.

In October 2006, we announced an exclusive supplier agreement with TXU Generation Development Company LLC to provide up to 7,650 aluminum coal-carrying railcars to be delivered in the second half of 2008 through 2009. TXU’s actual requirements for aluminum coal-carrying railcars may change at TXU’s discretion. In February 2007, TXU’s parent company, TXU Corp., announced a definitive merger agreement pursuant to which TXU will be acquired by a private investor group. Published reports have indicated that, if the transaction is consummated, TXU may not proceed with the construction of all of the coal-fired power plants that it was previously planning to build. As a result, TXU’s demand for coal-carrying railcars may decline significantly.

As of December 31, 2006, no railcar orders from TXU have been entered into our backlog pursuant to this supplier agreement. We will enter specific railcar orders into our backlog as notice to proceed with production is received from TXU. However, there can be no assurance that we will enter any specific railcar orders into our backlog pursuant to this supplier agreement. Moreover, even if such railcar orders are entered into our backlog, this backlog may not be converted into sales in the expected period, if at all.

As a public company, we are required to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports and quarterly reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

As of December 31, 2006, we had collective bargaining agreements with unions representing approximately 59% of our total active labor force as of December 31, 2006. We have previously been involved in labor disputes with The United Steelworkers of America, or the USWA, the union that represents approximately 76% of our employees at the Johnstown facility. In January 2002, the USWA filed charges against our subsidiary alleging unfair labor practices in violation of the National Labor Relations Act, or the NLRA, in connection with our practices during our negotiation of a new collective bargaining agreement. In addition, our subsidiary was a defendant in two class action lawsuits filed by the USWA on behalf of individual plaintiffs alleging violations of the NLRA and ERISA in connection with certain medical and life insurance benefits and pension supplements that were discontinued with respect to certain retirees. On November 15, 2004, our subsidiary entered into a settlement agreement setting forth the terms of a new collective bargaining agreement with the USWA and resolving the NLRB charges filed against our subsidiary relating to the collective bargaining agreement, the class action lawsuits and certain other outstanding workplace grievances matters. Although the disputes involving the USWA did not result in strikes or other labor protests, any future labor disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our business, financial condition or results of operations.

Shortages of skilled labor may adversely impact our operations.

We depend on skilled labor in the manufacture of railcars. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers may restrict our ability to increase production rates and could cause our labor costs to increase.

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

The agreement governing our revolving credit facility contains various covenants that, among other things, limit our management’s discretion by restricting our ability to incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments and create liens. Our failure to comply with the financial covenants set forth above and other covenants under our revolving credit facility could lead to an event of default under the agreements governing any other indebtedness that we may have outstanding at the time, permitting the lenders to accelerate all borrowings under such agreements and to foreclose on any collateral. In addition, any such events may make it more difficult or costly for us to borrow additional funds in the future.

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

Since our initial public offering in April 2005 until February 28, 2007, the trading price of our common stock ranged from a low of $16.51 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own railcar production facilities in Danville, Illinois and Johnstown, Pennsylvania and we lease a railcar production facility in Roanoke, Virginia. The following table presents information on our leased and owned operating properties as of December 31, 2006:

Use	Location	Size	Leased or Owned	Lease Expiration Date

Corporate headquarters	Chicago, Illinois	4,540 square feet	Leased	June 30, 2008

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	November 30, 2014*

Railcar assembly and component manufacturing	Johnstown, Pennsylvania	564,983 square feet on 31.9 acres of land	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Light storage	Johnstown, Pennsylvania	1,633 square feet on 14.26 acres of land	Owned	—
Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

*	The lease agreement provides that we or Norfolk Southern, the lessor, can terminate this lease at any time after December 31, 2009.

As of December 31, 2006, our facilities in Danville, Illinois and Roanoke, Virginia operated two daily shifts, and our Johnstown, Pennsylvania facility operated one daily shift; we believe our capacity is suitable and adequate for our current operations. Our facilities have the capacity to operate additional shifts should the need arise for additional capacity.

Item 3.	Legal Proceedings.

We are involved in certain threatened and pending legal proceedings, including workers’ compensation and employee matters arising from the conduct of our business. Additionally, we are involved in various warranty and repair claims and related threatened and pending legal proceedings with our customers in the normal course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq National Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 28, 2007, there were approximately 36 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since April 6, 2005, as reported on the Nasdaq National Market.

	Common stock price
	High	Low
2006
Fourth quarter	$57.07	$48.79
Third quarter	$60.05	$45.10
Second quarter	$76.57	$46.60
First quarter	$72.10	$47.06

2005
Fourth quarter	$49.55	$35.45
Third quarter	$40.87	$19.01
Second quarter (from April 6, 2005)	$22.00	$17.55

Dividend policy

Prior to September 2005, our board of directors had never declared any cash dividends on our common stock. Beginning in September 2005, we paid a recurring quarterly cash dividend of $0.03 per share of common stock. In November 2006, the quarterly cash dividend increased to $0.06 per share of common stock.

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

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph illustrates the cumulative total stockholder return on our common stock during the period from April 6, 2005, which is the date our common stock was initially listed on the Nasdaq National Market, through December 31, 2006 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on April 6, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dollar Value of $100 Invested on April 6, 2005
	April 6, 2005	June 30, 2005	Dec. 31, 2005	June 30, 2006	Dec. 31, 2006
FreightCar America, Inc.	$100.00	$94.29	$228.96	$264.59	$264.72
Nasdaq Composite Index	$100.00	$103.48	$111.17	$110.07	$122.69
DJ Transportation Index	$100.00	$94.18	$113.89	$136.26	$129.07

Item 6.	Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2006 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statements of operations data:
Sales	$1,444,800	$927,187	$482,180	$244,349	$225,497
Cost of sales	1,211,349	820,638	468,309	225,216	212,589

Gross profit	233,451	106,549	13,871	19,133	12,908
Selling, general and administrative expense (1)(2)	34,390	28,461	32,660	14,318	12,778

Operating income (loss)	199,061	78,088	(18,789)	4,815	130
Interest income	(5,860)	(1,225)	(282)	(128)	(162)
Interest expense	352	11,082	13,856	12,704	11,771
Amortization and write-off of deferred financing costs	306	776	459	977	702

Income (loss) before income taxes	204,263	67,455	(32,822)	(8,738)	(12,181)
Income tax provision (benefit)	75,530	21,762	(7,962)	(1,318)	(3,554)

Net income (loss)	128,733	45,693	(24,860)	(7,420)	(8,627)
Redeemable preferred stock dividends accumulated	—	311	1,062	1,063	1,062

Net income (loss) attributable to common stockholders	$128,733	$45,382	$(25,922)	$(8,483)	$(9,689)

Weighted average common shares outstanding — basic	12,586,889	11,135,440	6,888,750	6,875,000	6,875,000
Weighted average common shares outstanding—diluted	12,785,015	11,234,075	6,888,750	6,875,000	6,875,000

Per share data:
Net income (loss) per share attributable to common stockholders – basic	$10.23	$4.08	$(3.76)	$(1.23)	$(1.41)

Net income (loss) per share attributable to common stockholders – diluted	$10.07	$4.04	$(3.76)	$(1.23)	$(1.41)

Dividends declared per common share	$0.15	$0.06	$0.00	$0.00	$0.00

Other financial and operating data:
Capital expenditures	$6,903	$7,520	$2,215	$369	$553
New railcars delivered	18,764	13,031	7,484	4,550	3,942
New railcar orders	7,350	22,363	12,437	9,927	2,831
New railcar backlog	9,315	20,729	11,397	6,444	1,067
Estimated backlog(4)	$697,054	$1,412,424	$747,842	$365,876	$55,887

Balance sheet data (at period end):
Cash and cash equivalents	$212,026	$61,737	$11,213	$20,008	$19,725
Restricted cash(5)	—	—	12,955	11,698	4,116
Total assets	419,981	225,282	191,143	140,052	141,531
Total debt(6)	154	224	56,058	51,778	53,424
Rights to additional acquisition consideration, including accumulated accretion(3)(7)	—	—	28,581	22,865	18,292
Total redeemable preferred stock	—	—	12,182	11,120	10,057
Total stockholders’ equity (deficit)	203,869	92,199	(37,089)	(19,710)	(9,542)

(1)

On December 7, 2004, in accordance with our then-existing shareholders’ agreement, our board of directors approved the grant of certain options to purchase an aggregate of 1,014 Units to certain of our directors and officers at an exercise price of $0.01 per Unit. The grant became effective on December 23, 2004. Each Unit consisted of 550 shares of our common stock and one share of our Series A voting preferred stock. We recorded a non-cash expense of $8.9 million based on the estimated value per Unit as of December 23, 2004. All of these options were exercised prior to April 11, 2005, pursuant to which we issued 557,700 shares of our common stock and 1,014 shares of our Series A voting preferred stock, and all of our Series A voting preferred stock was redeemed with the net proceeds from our initial public offering. On April 11, 2005, immediately following the completion of our initial public offering, we granted to certain of our executive officers certain options to purchase an aggregate of 329,808 shares of our common stock under the 2005 Long Term Incentive Plan. On December 6, 2005, our board of directors approved the award of 37,500 shares of restricted stock to certain of our employees pursuant to our 2005 Long Term Incentive Plan. In addition, on December 6, 2005, one of our officers was granted stock options pursuant to the 2005 Long Term Incentive Plan. We recorded a non-cash charge of $358,000 in the aggregate for the year ended December 31, 2005 in connection with the issuance of the foregoing stock options and restricted share awards. We recorded a non-cash charge of $2.1 million for the year ended December 31, 2006 in connection with the issuance of the foregoing options and restricted share awards and the issuance of additional restricted share awards in 2006.

(2)	On November 15, 2004, we entered into the Johnstown settlement and recorded a $9.2 million charge with respect to the year ended December 31, 2004. As part of the Johnstown settlement, we agreed to pay back wages equal to $1.4 million to the covered employees and recorded a $0.8 million cash charge for expenses related to the Johnstown settlement in the year ended December 31, 2004. We also recorded $7.0 million of non-cash expense in the year ended December 31, 2004 related to pension and postretirement termination benefits accrued with respect to retired unionized employees at our Johnstown facility. For the year ended December 31, 2005, we recorded a charge of $370,000 relating to a change in estimate of the charge resulting from the Johnstown settlement consisting of a retroactive payment to unionized Johnstown employees for certain previously unpaid work hours. For the year ended December 31, 2006, we recorded a charge of $2.1 million in accordance with SFAS No. 123 (R), relating to compensation expense under stock option and restricted share award agreements.
(3)	“Rights to additional acquisition consideration” refers to the additional acquisition consideration related to the acquisition of our business in 1999 that became due, and was paid, upon the completion of our initial public offering in April 2005.
(4)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases or decreases under most of our customer contracts that provide for variable pricing based on changes in the cost of raw materials or the possibility that contracts may be canceled or railcar delivery dates delayed and does not reflect the effects of any cancellation or delay of railcar orders that may occur. See Item 1. “Business—Backlog.”
(5)	Our restricted cash for the year ended December 31, 2002 through the year ended December 31, 2004 included cash collateral of $3.8 million plus interest held in escrow for our participation in a residual support guarantee agreement with respect to railcars that we sold to a customer that are presently leased by the customer to a third party. Our restricted cash for the years ended December 31, 2004 and 2003 also includes $7.5 million held in a restricted cash account as additional collateral for our former revolving credit facility, which was released to us after we entered into our revolving credit facility agreement. Our restricted cash balance for the year ended December 31, 2004 also includes $1.2 million in escrow, representing security for workers’ compensation insurance. As of December 31, 2005, we no longer had any remaining restricted cash. Restricted cash in the amount of $13.0 million was released during the year ended December 31, 2005 as follows: the $7.5 million attributable to cash held as additional collateral under the former revolving credit facility was released upon signing the new credit facility agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.
(6)	Our total debt includes current maturities of long-term debt and our variable rate demand industrial revenue bonds due 2010 which are classified as short-term debt. We repaid all of our debt that existed prior to the initial public offering with the net proceeds of the initial public offering and available cash.
(7)	Our recorded liability under the rights to additional acquisition consideration is based on the fair value of the rights to additional acquisition consideration at the time that we acquired our business from TTII in 1999, using a discount rate of 25% and an expected redemption period of seven years. As a result of our initial public offering, we were required to pay the additional acquisition consideration in the aggregate amount of $35.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “—Forward-Looking Statements.”

We are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. We have chosen not to offer significant railcar leasing services, as we have made a strategic decision not to compete with our customers that provide railcar leasing services, which represent a significant portion of our revenue. Our primary customers are financial institutions, railroads, and shippers.

Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. All of our manufacturing facilities have the capability to manufacture a variety of types of railcars.

In the twelve months ended December 31, 2006, we delivered 18,764 new railcars, compared to our delivery of 13,031 new railcars in the twelve months ended December 31, 2005. Our total backlog of firm orders for new railcars decreased by approximately 55%, from 20,729 railcars as of December 31, 2005 to 9,315 railcars as of December 31, 2006. The backlog as of December 31, 2006 represented estimated sales of $697 million, while the backlog as of December 31, 2005 represented estimated sales of $1,412 million. Approximately 92% of our backlog as of December 31, 2006 consisted of coal-carrying railcars.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at historically high levels. Notwithstanding fluctuations in the cost of raw materials, a significant majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to approximately 98% of our railcar deliveries in 2006.

With respect to the supply of components, while the availability of railcar components improved during 2006, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as domestic suppliers have improved their delivery capabilities.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Despite the decline in our backlog, we believe that the long-term outlook for railcar demand is positive, due to increased rail traffic and the replacement of aging railcar fleets. We also believe that the long-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on our long-term supply agreements, our expanding product portfolio, our operational efficiency in manufacturing railcars and our international opportunities. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to these and significant other risks that may cause our current positive outlook to change. See Item 1A. “Risk Factors.”

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

In January 2007, our Board of Directors announced a share repurchase program of up to $50 million. These shares are to be purchased in the open market beginning in the first quarter of 2007.

FINANCIAL STATEMENT PRESENTATION

Sales

Our sales are generated primarily from sales of the railcars that we manufacture. Our sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, motor vehicles, steel products, forest products, minerals, cement and agricultural commodities. Our sales are also affected by competitive market pressures that impact the prices for our railcars and by the types of railcars sold.

We generally manufacture railcars under firm orders from our customers. We recognize sales, which we sometimes refer to as deliveries, of new and rebuilt railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk of any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. With respect to sales transactions involving the trading-in of used railcars, in accordance with accounting rules, we recognize sales for the entire transaction when the cash consideration received is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration received is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value less a normal profit margin. There were no sales of used railcars for the year ended December 31, 2006. Sales of used railcars for the years ended December 31, 2005 and 2004, were not material. The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other manufacturing overhead costs. Factors that have affected our cost of sales include the recent increases in the cost of steel and aluminum and our efforts to lower manufacturing costs in our Johnstown, Pennsylvania facility and to reduce the costs of new products that we have recently introduced.

We purchase, and we believe most of our competitors purchase, a substantial percentage of wheels and other railcar components from subsidiaries of Amsted Industries Inc. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components from Amsted Industries, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the years ended December 31, 2005 and 2006. While the availability of railcar components has continued to improve during 2006, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as domestic suppliers have improved their delivery capabilities. Customer orders may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions. See Item 1A. “Risk factors—Risks related to the railcar industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

The prices for steel and aluminum, the primary raw material inputs of our railcars, increased sharply in 2004 and have further increased in 2005 and 2006 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. The costs for raw steel and aluminum have increased by approximately 161% and 90%, respectively, during the period from October 2003 through December 31, 2006. The availability of scrap metal has been limited by exports of scrap metal to China, and as a result, steel producers have charged scrap metal surcharges in excess of agreed-upon prices. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. During the year ended December 31, 2006, our gross profit was adversely impacted by non-recoverable increases in the cost of materials of approximately $1.8 million. During the years ended December 31, 2005 and 2004, our gross profit was adversely impacted by higher costs of approximately $1.5 million and $8.9 million, respectively, associated with increased material, labor and other costs related to a contract to manufacture box cars. For the years ended December 31, 2006 and 2005, we were able to pass on increases in raw material costs to our customers with respect to 98% and 96% of our railcar deliveries, respectively.

Operating income

Operating income represents total sales less cost of sales, selling, general and administrative expenses, intangible asset amortization expense, compensation expense under stock option and restricted share award agreements, and the provision for the settlement of labor disputes in 2005 and 2004.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Sales

Our sales for the year ended December 31, 2006 were $1,444.8 million as compared to $927.2 million for the year ended December 31, 2005, representing an increase of $517.6 million. Included in our sales for the year ended December 31, 2005 was $5.5 million attributable to the recognition of deferred revenue related to a customer contract from a prior year. The increase in sales was primarily due to our delivery of an additional 5,733 railcars in the year ended December 31, 2006, compared to the same period in 2005, representing an increase of 44% in deliveries, and higher pricing. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon® II and AutoFlood III™ coal-carrying railcars comprised 96% of our total railcar deliveries for the year ended December 31, 2006.

Gross Profit

Gross profit for the year ended December 31, 2006 was $233.5 million as compared to $106.5 million for the year ended December 31, 2005, representing an increase of $127.0 million. Included in our gross profit for the year ended December 31, 2005 was $5.5 million attributable to the recognition of deferred revenue. The increase in gross profit was primarily due to our increased sales volume, increased operating leverage attributable to higher volume, higher pricing and improved productivity. For the year ended December 31, 2006, we were able to pass on increases in raw material costs to our customers with respect to 98% of our railcar deliveries. During the year ended December 31, 2006, our gross profit was adversely impacted by non-recoverable materials costs of approximately $1.8 million. During the year ended December 31, 2005, our gross profit was adversely impacted by higher costs of approximately $1.5 million associated with increased material, labor and other costs related to a contract to manufacture box cars.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2006 were $34.4 million as compared to $28.5 million for the year ended December 31, 2005, representing an increase of $5.9 million. Selling, general and administrative expenses were 2.4% of our sales for the year ended December 31, 2006 and 3.1% for 2005. The increase in expenses was primarily attributable to increased stock-based compensation expense of $1.7 million, increased public company expenses of $1.1 million primarily associated with the implementation of Sarbanes-Oxley requirements and legal fees, increased expenses of $1.5 million relating to our bonus and employee benefit programs, increased investments in product development programs, costs related to the transition of executive management and increased expenses related to the incremental business volume in 2006. The increased stock-based compensation is related to the full-year impact of restricted shares awarded in the fourth quarter of 2005 and the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R). See Note 14 to the consolidated financial statements. Included in the December 31, 2005 expense was a provision for the settlement of labor disputes of $0.4 million. See Note 20 to the consolidated financial statements.

Interest Expense

Total interest expense for the year ended December 31, 2006 was $0.7 million as compared to $11.9 million for the year ended December 31, 2005, representing a decrease of $11.2 million. The decrease was a result of our initial public offering in April 2005 and the related changes in our financing structure which significantly reduced our outstanding debt. For the year ended December 31, 2006, interest expense consisted of third-party interest expense and the amortization of deferred financing costs. For the year ended December 31, 2005, interest expense consisted primarily of the accretion of additional interest on the rights to additional acquisition consideration of $6.4 million, related-party interest of $3.3 million and third-party interest expense of $1.4 million. Interest income for the year ended December 31, 2006 was $5.9 million as compared to $1.2 million for the year ended December 31, 2005. Interest income represents the proceeds of short-term investments of our cash balances, which increased substantially over the period.

Income Taxes

The provision for income taxes was $75.5 million for the year ended December 31, 2006, as compared to a provision for income taxes of $21.8 million for the year ended December 31, 2005. The effective tax rates for the years ended December 31, 2006 and 2005, were 37.0% and 32.3%, respectively. The effective tax rate for the year ended December 31, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 4.2% blended state rate less a 2.2% effect for other permanent differences. The effective tax rate for the year ended December 31, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.1% blended state rate less a 0.3% effect for other permanent differences and a 4.5% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration.

Net Income

As a result of the foregoing, net income was $128.7 million for the year ended December 31, 2006, reflecting an increase of $83.0 million from net income of $45.7 million for the year ended December 31, 2005. Net income attributable to common stockholders was $128.7 million for the year ended December 31, 2006, as compared to net income of $45.4 million attributable to common stockholders for the same period in 2005. For the year ended December 31, 2006, our basic and diluted net income per share were $10.23 and $10.07, respectively, on basic and diluted shares outstanding of 12,586,889 and 12,785,015, respectively. For the prior year, our basic and diluted net income per share were $4.08 and $4.04, respectively, on basic and diluted shares outstanding of 11,135,440 and 11,234,075, respectively. Net income for the year ended December 31, 2005 was favorably impacted by net income of $2.9 million applicable to the recognition of deferred revenue. Basic and diluted earnings per share were favorably impacted in 2005 by $0.27 per share attributable to the recognition of deferred revenue.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Sales

Our sales for the year ended December 31, 2005 were $927.2 million as compared to $482.2 million for the year ended December 31, 2004, representing an increase of $445.0 million. Included in our sales for the year ended December 31, 2005 was $5.5 million attributable to the recognition of deferred revenue related to a customer contract from a prior year. The increase in sales was primarily due to our delivery of an additional 5,547 railcars in the year ended December 31, 2005, compared to the same period in 2004, representing an increase of 74% in deliveries. The increased volume of railcar deliveries reflects increased demand for our coal-carrying railcars. Deliveries of our BethGon II and AutoFlood III coal-carrying railcars comprised 89% of our total railcar deliveries for the year ended December 31, 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2005 were $28.5 million as compared to $32.7 million for the year ended December 31, 2004, representing a decrease of $4.2 million. Selling, general and administrative expenses were 3.1% of our sales for the year ended December 31, 2005 and 6.8% for 2004. The decrease in selling, general and administrative expenses is primarily attributable to decreased expenses of $8.5 million for the year ended December 31, 2005 related to the grant of options in December 2004 to certain of our directors and officers and decreased expenses of $8.8 million related to the Johnstown labor settlement charges. See Note 20 to the consolidated financial statements. The decrease in expenses is partially offset by increased expenses of $4.6 million relating to our bonus and employee incentive programs, expenses of $2.9 million associated with increased costs of being a public company, expenses of $1.4 million attributable to higher volume, charges of $0.9 million related to the termination of management services and other agreements, charges of $0.8 million related to the secondary offering of our common stock, and expenses of $0.7 million related to the new manufacturing facility in Roanoke, Virginia.

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

Income Taxes

The provision for income taxes was $21.8 million for the year ended December 31, 2005, as compared to an income tax benefit of $8.0 million for the year ended December 31, 2004. The effective tax rates for the years ended December 31, 2005 and 2004, were a provision of 32.3% and a benefit of 24.3%, respectively. The effective tax rate for the year ended December 31, 2005 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.1% blended state rate less a 0.3% effect for other permanent differences and a 4.5% effect for previously non-deductible interest expense on the rights to additional acquisition consideration which became deductible for income tax purposes upon payment of the additional acquisition consideration. The effective tax rate for the year ended December 31, 2004 was lower than the statutory U.S. federal income tax rate of 35% due to the addition of a 4.4% blended state rate less a 2.2% effect for other permanent differences, a 6.1% effect for then-nondeductible interest expense on the rights to additional acquisition consideration and a 6.8% effect for non-deductible stock compensation expense.

Net Income

As a result of the foregoing, net income was $45.7 million for the year ended December 31, 2005, reflecting an increase of $70.6 million from the net loss of $24.9 million for the year ended December 31, 2004. Net income for the year ended December 31, 2005 was favorably impacted by net income of $2.9 million applicable to the recognition of deferred revenue. Net income for the year ended December 31, 2004 was unfavorably impacted by $9.2 million attributable to Johnstown labor settlement charges. Net income attributable to common stockholders was $45.4 million for the year ended December 31, 2005, as compared to a net loss of $25.9 million attributable to common stockholders for the same period in 2004. For the year ended December 31, 2005, our basic and diluted net income per share were $4.08 and $4.04, respectively, on basic and diluted shares outstanding of 11,135,440 and 11,234,075, respectively. Basic and diluted earnings per share were favorably impacted by $0.27 per share attributable to the recognition of deferred revenue. For the prior year, our basic and diluted net loss per share was $3.76 on basic and diluted shares outstanding of 6,888,750. Basic and diluted earnings per share for the year ended December 31, 2004 were unfavorably impacted by $1.01 per share attributable to the Johnstown labor settlement charges.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the year ended December 31, 2006 was cash flows generated from operations. For the year ended December 31, 2005, our primary source of liquidity was provided by proceeds from our initial public offering and cash flows generated from operations. From the year ended December 31, 2005 to the year ended December 31, 2006, the change in net cash provided by operating activities was an increase of $ 88.4 million. See “— Cash Flows.”

On April 11, 2005, we entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) providing for the terms of our revolving credit facility (the “revolving credit facility”) with LaSalle Bank National Association, as administrative agent, and the lenders party thereto. The revolving credit facility replaced our former $20.0 million revolving credit facility with LaSalle Bank National Association. The revolving credit facility provides for a $50.0 million revolving credit line, including a letter of credit sub-facility that may not exceed $30.0 million. The revolving credit facility has a term of three years. Our assets and the assets of our subsidiaries serve as collateral for borrowings under the revolving credit facility. The Borrowing Base, as defined in the revolving credit agreement, is the lesser of the $50.0 million revolving commitment or an amount equal to a percentage of eligible accounts receivable plus percentages of eligible finished inventory and eligible semi-finished inventory, respectively. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus an applicable margin of between 1.75% and 3.00%, which is determined based on the ratio of our consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). We pay a commitment fee of between 0.25% per year and 0.50% per year on the unused portion of the revolving credit facility. As of December 31, 2006, we had no outstanding borrowings under the revolving credit facility, $18.3 million in letters of credit under the letter of credit sub-facility and the ability to borrow $31.7 million under the revolving credit facility.

The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

Based on our current level of operations, we believe that our proceeds from operating cash flows, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2007. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are considering the addition of another manufacturing facility to increase our low-cost production capacity. We are also exploring product diversification initiatives and international and other opportunities. We expect that these additional business activities may result in capital requirements of approximately $60.0 million within the next 12 to 36 months, which we expect to fund through cash provided by operating activities. Additionally, we have undertaken a share repurchase program of up to $50 million that we expect to fund through available cash balances.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2006, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $49.1 million and $52.9 million, respectively, which exceeded the fair value of plan assets by $9.6 million and $52.9 million, respectively. As disclosed in Note 12 to the consolidated financial statements, we expect to make contributions relating to our defined benefit pension plans of approximately $5.4 million in 2007. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. We are determining the impact that these new requirements will have on our cash flow; however, initial estimates forecast that our defined benefit pension plans will be fully funded by 2008. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$154	$61	$93	—	—
Operating leases	14,608	1,809	3,178	3,542	$6,079
Wheel and axle purchases	145,082	37,101	71,101	36,880	—
Aluminum purchases	1,646	1,646	—	—	—

Total	$161,490	$40,617	$74,372	$40,422	$6,079

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

We also pay consulting fees to one of our directors. The amount paid for his consulting services was $50,000 for each of the years ended December 31, 2004, 2005 and 2006. The agreement governing this arrangement will expire in 2008. See Note 21 to the consolidated financial statements.

We are a party to employment agreements with our President and Chief Executive Officer, our Chief Operating Officer, our Vice President, Finance, Chief Financial Officer, Treasurer and Secretary, our Vice President, Planning and Administration, and our Senior Vice President, Marketing and Sales. See Item 11. “Executive Compensation.”

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 12 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2007.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2006, 2005 and 2004:

	December 31, 2006	December 31, 2005	December 31, 2004
Net cash provided by (used in):
Operating activities	$154,156	$65,814	$(560)
Investing activities	(5,821)	5,435	(3,472)
Financing activities	1,954	(20,725)	(4,763)

Total	$150,289	$50,524	$(8,795)

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

Our net cash provided by operating activities for the year ended December 31, 2006 was $154.2 million as compared to net cash provided by operating activities of $65.8 million for the year ended December 31, 2005. The increase of $88.4 million in net cash provided by operating activities was primarily due to the addition of $68.9 million in net income adjusted for non-cash items and an increase of $39.5 million generated by working capital accounts such as accounts receivable and inventories, net of accounts payable, partially offset by the use of $20.0 million in cash applicable to payroll, pensions and postretirement obligations.

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

Investing Activities. Net cash used in investing activities for the year ended December 31, 2006 was $5.8 million as compared to net cash provided by investing activities of $5.4 million for the year ended December 31, 2005. The $5.8 million of net cash used in investing activities for the year ended December 31, 2006 consisted of capital expenditures of $6.9 million partially offset by the proceeds of $1.1 million from the sale of property, plant and equipment, primarily $1.0 million from the sale of the Shell plant in Johnstown, PA. For the year ended December 31, 2006, $3.3 million of the $6.9 million of total capital expenditures were used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. A second track is being added in Roanoke to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars.

Net cash provided by investing activities for the year ended December 31, 2005 was $5.4 million as compared to net cash used in investing activities of $3.5 million for the year ended December 31, 2004. Net cash provided by investing activities for the year ended December 31, 2005 consisted of the release of restricted cash and capital expenditures, while net cash used in investing activities for the year ended December 31, 2004 consisted of restricted cash deposits and capital expenditures. The $5.4 million of net cash provided by investing activities for the year ended December 31, 2005 includes the release of $13.0 million of restricted cash, offset by capital expenditures of $7.5 million. For the year ended December 31, 2005, $5.7 million of the $7.5 million of total capital expenditures during the period was used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2006 was $2.0 million as compared to net cash used in financing activities of $20.7 million for the year ended December 31, 2005. Net cash provided by financing activities for the year ended December 31, 2006 included $2.1 million in stock options exercised and $1.8 million in excess tax benefit from stock-based compensation. These were partially offset by the use of $1.9 million to pay cash dividends to our stockholders.

Net cash used in financing activities for the year ended December 31, 2005 was $20.7 million as compared to net cash used in financing activities of $4.8 million for the year ended December 31, 2004. Net cash used in financing activities for the year ended December 31, 2005 included net proceeds from the issuance of common stock of $87.3 million; payments on long-term debt of $59.3 million; redemption of redeemable preferred stock of $13.0 million; and payments of additional acquisition consideration of $35.0 million. The payments on long-term debt included $48.4 million for the repurchase of the senior notes; $5.7 million for the repayment of the term loan; and $5.2 million for the repayment of the industrial revenue bonds. Cash used in financing activities for the year ended December 31, 2004 consisted of long-term debt repayments applicable to our term loan and deferred offering costs.

During the year ended December 31, 2004, in addition to the regular monthly payments of approximately $0.2 million per month, we made a $0.8 million balloon payment on our term loan in accordance with the agreement governing the term loan concerning the payment of proceeds from the sale of rebuilt railcars.

Capital Expenditures

Our capital expenditures were $6.9 million in the year ended December 31, 2006 as compared to $7.5 million in the year ended December 31, 2005. For the year ended December 31, 2006, $3.3 million of the $6.9 million total capital expenditures were used for the expansion of production capacity at our manufacturing facility in Roanoke, Virginia. A second track was added in Roanoke to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars. The remaining $3.6 million of capital expenditures for the year ended December 31, 2006 were comprised primarily of expenditures for machinery and equipment and building improvements at our Danville, Johnstown and Roanoke production facilities.

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

Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $7.2 million in 2007. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are considering the addition of another manufacturing facility to increase our low-cost production capacity. We are also exploring product diversification initiatives and international and other opportunities. We expect to fund our capital expenditures through cash provided by operating activities.

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

Our critical accounting policies include the following:

Long-lived assets

We evaluate long-lived assets, including property, plant and equipment, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held or used, we group a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Our estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Our future cash flow estimates exclude interest charges. We routinely evaluate our manufacturing footprint to assess our manufacturing capacity and cost of production. To the extent that a change in our footprint is deemed to be warranted, we will evaluate the impact of this standard at the time of such a decision. There were no impairment losses on long-lived assets recorded during 2006, 2005 or 2004.

Impairment of goodwill and intangible assets

We have recorded on our balance sheet both goodwill and intangible assets, which consist primarily of patents and an intangible asset related to our defined benefit plans. On December 31, 2006 the adoption of SFAS No. 158 resulted in the derecognition of the intangible asset related to our defined benefit pension plans. See Note 12 to the consolidated financial statements. Historically, goodwill and intangible assets were reviewed for impairment when events or other changes in circumstances had indicated that the carrying amount of the assets may not be recoverable. We tested all goodwill and intangible assets for impairment on January 1, 2004, January 1, 2005, and January 1, 2006 in accordance with SFAS No. 142. We have not noted any such impairment.

We test goodwill for impairment at least annually based on management’s assessment of the fair value of our assets as compared to the carrying value of our assets. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our assets and liabilities were less than their carrying value. The process of assessing fair value involves management making estimates with respect to future sales volume, pricing, economic and industry data, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

Our method to determine fair value to test goodwill for impairment considers three valuation approaches: the discounted cash flow method, the guideline company method and the transaction method. The results of each of these three methods are reviewed by management and a fair value is then assigned. For our January 1, 2006 valuation date, management estimated that the fair value of our company exceeded the carrying value of our company by a substantial amount.

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

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. While a negative 1% adjustment to the volume projections used in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 1%, management estimates that the fair value would still exceed the carrying value by a substantial amount.

Our estimated margins used in the discounted cash flow method are based primarily on historical margins. The price of raw materials has increased significantly since November 2003. Aluminum and steel prices have historically accounted for approximately 30% to 35% of our total cost of sales. Changes in aluminum and steel prices typically only affect margins on signed contracts for railcars forming part of our backlog as management historically has used aluminum and steel prices at the time a contract is signed as the basis for its selling price. At January 1, 2006, all of our contracts provided for raw material cost escalation and with respect to the year ended December 31, 2006, we were able to pass through to our customers raw material cost increases on 98% of railcar deliveries. However, there is no assurance that our customers will accept variable pricing in the future, which would subject our margins and performance to variability primarily in the event of changes in the price of aluminum and steel. While an increase of 1% in aluminum and steel prices for backlog and projected volume in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 8%, management estimates that the fair value would still exceed the carrying value by a substantial amount.

The WACC used to discount our future performance in the discounted cash flow method is based on an estimated rate of return of companies in our industry and interest rates for corporate debt rated “Baa” or the equivalent by Moody’s Investors Service. Management estimated a WACC of 14% for the January 1, 2006 goodwill impairment valuation analysis based on our mix of equity and debt. While an increase of 1% in the WACC used in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 3%, management estimates that the fair value would still exceed the carrying value by a substantial amount.

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

In 2006, we assumed that the expected long-term rate of return on pension plan assets would be 8.25%. As permitted under SFAS 87, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(262)	$262

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2006, we determined this rate to be 5.90%, an increase of 0.15% from the 5.75% rate used at December 31, 2005. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(690)	$770

For the years ended December 31, 2006, 2005 and 2004, we recognized consolidated pre-tax pension cost of $4.0 million, $4.7 million and $4.4 million, respectively. We currently expect to contribute approximately $5.4 million to our pension plans during 2007. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. We are determining the impact that these new requirements will have on our cash flow; however, initial estimates forecast that our defined benefit pension plans will be fully funded by 2008. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2006, 2005 and 2004, we recognized a consolidated pre-tax postretirement welfare benefit cost of $5.6 million, $5.9 million and $7.1 million, respectively. We currently expect to pay approximately $3.5 million during 2007 in postretirement welfare benefits.

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

At December 31, 2006, we had total net deferred tax assets of $31.4 million. Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets. At December 31, 2006, we had a valuation allowance of $2.9 million, based on our management’s conclusion that it was more likely than not that certain of our net deferred tax assets in Pennsylvania would not be realized.

We provide for deferred income taxes based on differences between the book and tax bases of our assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The deferred tax liabilities and assets that we record relate to the enacted federal, Illinois and Virginia tax rates, since net operating loss carryforwards and deferred tax assets arising under Pennsylvania state law have been fully reserved. A 1% change in the rate of federal income taxes would increase or decrease our deferred tax assets by $0.4 million. A 1% change in the rate of Illinois income taxes would increase or decrease our deferred tax assets by $0.1 million. A 1% change in the rate of Virginia income taxes would increase or decrease our deferred tax assets by $23,000.

Product warranties

We establish a warranty reserve for railcars sold and estimate the amount of the warranty accrual based on the history of warranty claims for the type of railcar, adjusted for significant known claims in excess of established reserves. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN No. 48 and have not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. We adopted SFAS No. 158 as of December 31, 2006 on the prospective basis as required. See Note 12 to the consolidated financial statements for additional disclosures required by SFAS No. 158 and the effects of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Other than the enhanced disclosures required, we do not expect the provisions of SFAS No. 157 to have a material impact on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was

issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC has stated that SAB No. 108 should be applied no later than for the annual financial statements for the first year ending after November 15, 2006, with earlier application encouraged. We adopted SAB No. 108 effective as of December 31, 2006. The application of SAB No. 108 did not have a material impact on our financial statements.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our ability to maintain relationships with our suppliers of railcar components;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders;

•	the highly competitive nature of our industry;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to manage our health care and pension costs;

•	our reliance on the sales of our aluminum-bodied coal-carrying railcars;

•	shortages of skilled labor;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company;

•	potential significant warranty claims; and

•	various covenants in the agreement governing our indebtedness that limit our management’s discretion in the operation of our businesses.

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

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of December 31, 2006, there were no borrowings under the revolving credit facility and we had issued approximately $18.3 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with substantially all of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, substantially all of our contracts for railcars in our backlog at December 31, 2006 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $210 per railcar, which, for the year ended December 31, 2006, would have reduced income before income taxes by approximately $3.9 million.

We are not exposed to any significant foreign currency exchange risks as our general policy is to denominate foreign sales and purchases in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of FreightCar America, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of the end of the Company’s 2006 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 2 and 12, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

March 7, 2007

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$212,026	$61,737
Accounts receivable, net of allowance for doubtful accounts of $191 and $115, respectively	11,369	3,854
Inventories	106,643	75,089
Other current assets	5,045	4,033
Deferred income taxes	8,462	9,410

Total current assets	343,545	154,123

Property, plant and equipment, net	25,905	23,889
Deferred financing costs, net	382	688
Intangible assets, net	5,673	12,834
Goodwill	21,521	21,521
Deferred income taxes	22,955	12,227

Total assets	$419,981	$225,282

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$103,038	$59,514
Accrued payroll and employee benefits	16,600	13,015
Accrued pension costs	—	10,174
Income taxes payable	9,816	4,235
Accrued warranty	12,051	7,878
Customer deposits	11,652	—
Other current liabilities	3,831	3,955

Total current liabilities	156,988	98,771

Long-term debt, less current portion	93	154
Accrued pension costs, less current portion	9,576	11,693
Accrued postretirement benefits, less current portion	49,455	22,465

Total liabilities	216,112	133,083

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting)
Series A voting, none issued and outstanding at December 31, 2006 and 2005	—	—
Series B non-voting, none issued and outstanding at December 31, 2006 and 2005	—	—

Total preferred stock	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,681,511 and 12,570,200 shares issued and outstanding at December 31, 2006 and 2005, respectively	127	126
Additional paid in capital	99,981	93,932
Accumulated other comprehensive loss	(26,774)	(5,556)
Retained earnings	130,535	3,697

Total stockholders’ equity	203,869	92,199

Total liabilities and stockholders’ equity	$419,981	$225,282

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Sales	$1,444,800	$927,187	$482,180
Cost of sales	1,211,349	820,638	468,309

Gross profit	233,451	106,549	13,871
Selling, general and administrative expense (including non-cash stock-based compensation expense of $2,130, $358 and $8,900, respectively and provision for settlement of labor disputes of $0, $370 and $9,159, respectively)	34,390	28,461	32,660

Operating income (loss)	199,061	78,088	(18,789)
Interest income	(5,860)	(1,225)	(282)
Interest expense	352	11,082	13,856
Amortization and write-off of deferred financing costs	306	776	459

Income (loss) before income taxes	204,263	67,455	(32,822)
Income tax provision (benefit)	75,530	21,762	(7,962)

Net income (loss)	128,733	45,693	(24,860)
Redeemable preferred stock dividends accumulated	—	311	1,062

Net income (loss) attributable to common stockholders	$128,733	$45,382	$(25,922)

Net income (loss) per common share attributable to common stockholders—basic	$10.23	$4.08	$(3.76)

Net income (loss) per common share attributable to common stockholders—diluted	$10.07	$4.04	$(3.76)

Weighted average common shares outstanding—basic	12,586,889	11,135,440	6,888,750

Weighted average common shares outstanding—diluted	12,785,015	11,234,075	6,888,750

Dividends declared per common share	$0.15	$0.06	$0.00

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share data)

	Common Stock (Pre-merger Company)						Accumulated Other Comprehensive Loss	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Class A		Class B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2004	6,138,000	$—	737,000	$—	—	$—	$(4,698)	$—	$(15,012)	$(19,710)
Net loss	—	—	—	—	—	—	—	—	(24,860)	(24,860)
Additional minimum pension liability (see Note 9)	—	—	—	—	—	—	(357)	—	—	(357)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,217)

Issuance of stock options	—	—	—	—	—	—	—	8,900	—	8,900
Redeemable preferred stock dividends accumulated, but undeclared	—	—	—	—	—	—	—	—	(1,062)	(1,062)

Balance, December 31, 2004	6,138,000	—	737,000	—	—	—	(5,055)	8,900	(40,934)	(37,089)
Net income	—	—	—	—	—	—	—	—	45,693	45,693
Additional minimum pension liability (see Note 9)	—	—	—	—	—	—	(501)	—	—	(501)

Comprehensive income	—	—	—	—	—	—	—	—	—	45,192

Stock options exercised	557,700	—	—	—	—	—	—	—	—	—
Shares exchanged in merger (see Note 11)	(6,695,700)	—	(737,000)	—	7,432,700	—	—	—	—	—
Redeemable preferred stock dividends accumulated, but undeclared	—	—	—	—	—	—	—	—	(311)	(311)
Redemption of preferred stock with liquidation preference in excess of par value	—	—	—	—	—	—	—	(507)	—	(507)
Issuance of common stock	—	—	—	—	5,100,000	125	—	85,181	—	85,306
Restricted stock awards	—	—	—	—	37,500	1	—	1,870	—	1,871
Unvested restricted stock	—	—	—	—	—	—	—	(1,746)	—	(1,746)
Stock-based compensation recognized	—	—	—	—	—	—	—	234	—	234
Cash dividends	—	—	—	—	—	—	—	—	(751)	(751)

Balance, December 31, 2005	—	—	—	—	12,570,200	126	(5,556)	93,932	3,697	92,199
Net income	—	—	—	—	—	—	—	—	128,733	128,733
Additional minimum pension liability, net of tax (see Notes 9 and 12)	—	—	—	—	—	—	1,950	—	—	1,950

Comprehensive income	—	—	—	—	—	—	—	—	—	130,683

Adjustment related to initial application of SFAS No. 158 – pension liability, net of tax (see Notes 9 and 12)	—	—	—	—	—	—	(7,599)	—	—	(7,599)
Adjustment related to initial application of SFAS No. 158 – postretirement liability, net of tax (see Notes 9 and 12)	—	—	—	—	—	—	(15,569)	—	—	(15,569)
Stock options exercised	—	—	—	—	109,936	1	—	2,088	—	2,089
Restricted stock awards	—	—	—	—	3,542	—	—	221	—	221
Forfeiture of restricted stock awards	—	—	—	—	(2,167)	—	—	—	—	—
Unvested restricted stock	—	—	—	—	—	—	—	(125)	—	(125)
Stock-based compensation recognized	—	—	—	—	—	—	—	2,034	—	2,034
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—	1,831	—	1,831
Cash dividends	—	—	—	—	—	—	—	—	(1,895)	(1,895)

Balance, December 31, 2006	—	$—	—	$—	12,681,511	$127	$(26,774)	$99,981	$130,535	$203,869

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$128,733	$45,693	$(24,860)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation and amortization	5,442	7,810	7,350
Non-cash interest expense related to Senior Notes and rights to additional acquisition consideration	—	9,635	12,746
Other non-cash items	259	1,569	1,139
Deferred income taxes	2,568	4,817	(7,962)
Provision for settlement of labor disputes	—	370	9,159
Compensation expense under stock option and restricted share award agreements	2,130	358	8,900
Changes in operating assets and liabilities
Accounts receivable	(7,515)	282	(3,062)
Inventories	(31,554)	(1,871)	(44,648)
Other current assets	(1,012)	(3,599)	(385)
Accounts payable	42,448	(10,487)	44,971
Accrued payroll and employee benefits	3,414	6,812	464
Income taxes payable/receivable	5,581	4,235	815
Accrued warranty	4,173	1,914	640
Customer deposits and other current liabilities	11,614	(6,211)	(2,355)
Accrued pension costs and accrued postretirement benefits	(12,125)	4,487	(3,472)

Net cash flows provided by (used in) operating activities	154,156	65,814	(560)

Cash flows from investing activities
Restricted cash (deposits) withdrawals, net	—	12,955	(1,257)
Proceeds from sale of property, plant and equipment	1,082	—	—
Purchases of property, plant and equipment	(6,903)	(7,520)	(2,215)

Net cash flows (used in) provided by investing activities	(5,821)	5,435	(3,472)

Cash flows from financing activities
Payments on long-term debt	(71)	(59,331)	(2,750)
Issuance of common stock (net of issuance costs and deferred offering costs)	2,089	87,320	(2,013)
Excess tax benefit from stock-based compensation	1,831	—	—
Redemption of preferred stock and payment of accumulated dividends	—	(13,000)	—
Payments of additional acquisition consideration	—	(34,963)	—
Cash dividends paid to stockholders	(1,895)	(751)	—

Net cash flows provided by (used in) financing activities	1,954	(20,725)	(4,763)

Net increase (decrease) in cash and cash equivalents	150,289	50,524	(8,795)
Cash and cash equivalents at beginning of year	61,737	11,213	20,008

Cash and cash equivalents at end of year	$212,026	$61,737	$11,213

Supplemental cash flow information
Cash paid for:
Interest (includes, for the year ended December 31, 2005, $26,790 related to additional acquisition consideration and $28,361 relating to Senior Notes and previously accrued but unpaid PIK Notes)	$360	$56,506	$1,120

Income tax refunds received	$—	$—	$839

Income taxes paid	$65,581	$12,718	$—

Non-cash transactions:
Purchase of property, plant and equipment on account	$1,076	$—	$—

Capital lease obligations incurred for equipment	$—	$244	$—

Redeemable preferred stock dividends accumulated	$—	$—	$1,062

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005 and 2004

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

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value, and are classified as cash equivalents.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The Company’s inventory consists of raw materials, work in progress and finished goods for individual customer contracts. Management has determined that no reserve, including reserves for obsolete inventory, is necessary for raw materials, work in progress or finished new railcar inventory at December 31, 2006 and 2005.

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

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. For assets to be held or used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges. The Company routinely evaluates its manufacturing footprint to assess its manufacturing capacity and cost of production. To the extent that a change in its footprint is deemed to be warranted, the Company will evaluate the impact of this standard at the time of such a decision. There were no impairment charges recorded for long-lived assets during 2006, 2005 or 2004.

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $890, $385 and $329 for the years ended December 31, 2006, 2005 and 2004, respectively. Such costs are reflected within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company performs the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2006, 2005 and 2004.

Patents are amortized on a straight-line method over their remaining legal life from the date of acquisition.

Income Taxes

For Federal income tax purposes, the Company files a consolidated federal tax return. JAC files separately in Pennsylvania and FCR files separately in Virginia. The Company files a combined return in Illinois. The Company’s operations are not significant in any states other than Illinois, Pennsylvania and Virginia. In conformity with SFAS No. 109, Accounting for Income Taxes, the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. Management evaluates deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized.

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

The Company’s sales to customers outside the United States were $43,493 and $47,930 in 2006 and 2005, respectively, and were not material for 2004.

The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

The Company records amounts billed to customers for shipping and handling as part of sales in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.

Financial Instruments

Management estimates that all financial instruments (including cash and long-term debt) as of December 31, 2006 and 2005, have fair values that approximate their carrying values.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and unrecognized pension and postretirement benefit cost, which is shown net of tax.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As a result, the Company recognized stock-based compensation expense based on the intrinsic value or the difference between the exercise price and the market value at the grant-date. For periods after January 1, 2006, the Company applies the provisions of SFAS No. 123 (R), Share-Based Payment for its stock-based compensation plan based on the modified prospective basis. As a result, the Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. See Note 14.

The following table illustrates the effect on net income attributable to common stockholders and earnings per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods prior to the adoption of SFAS No. 123 (R).

	Year Ended December 31,
	2005	2004
Net income (loss) attributable to common stockholders, as reported	$45,382	$(25,922)
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	228	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(567)	—

Net income (loss) attributable to common stockholders, pro forma	$45,043	$(25,922)

Net income (loss) per common share attributable to common stockholders – basic
As reported	$4.08	$(3.76)

Pro forma	$4.05	$(3.76)

Net income (loss) per common share attributable to common stockholders – diluted
As reported	$4.04	$(3.76)

Pro forma	$4.01	$(3.76)

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to be consistent with the 2006 presentation. These reclassifications had no impact on our previously reported net income, total assets, cash flows or stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon the entity’s equity instruments for goods or services. The revision to SFAS No. 123 generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the requirements of FIN No. 48 and has not yet determined the impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. The Company adopted SFAS No. 158 as of December 31, 2006. See Note 12 for additional disclosures required by SFAS No. 158 and the effects of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Other than the enhanced disclosures required, the Company does not expect the provisions of SFAS No. 157 to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC has stated that SAB No. 108 should be applied no later than for the annual financial statements for the first year ending after November 15, 2006, with earlier application encouraged. The Company adopted SAB No. 108 effective as of December 31, 2006. The application of SAB No. 108 did not have a material impact on the Company’s financial statements.

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

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2006	2005
Work in progress	102,515	70,312
Finished new railcars	4,128	4,777

Total inventories	$106,643	$75,089

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2006	2005
Land	$722	$909

Buildings and improvements	24,743	26,476
Machinery and equipment	36,098	38,183

Cost of buildings, improvements, machinery and equipment	60,841	64,659
Less: Accumulated depreciation and amortization	(40,397)	(42,209)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	20,444	22,450

Construction in process	4,739	530

Total property, plant and equipment	$25,905	$23,889

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $4,852, $7,220 and $6,760, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following:

	December 31,
	2006	2005
Patents	$13,097	$13,097
Accumulated amortization	(7,424)	(6,834)

Patents, net of accumulated amortization	5,673	6,263
Pension intangible asset – see Note 12	—	6,571

Total intangible assets	$5,673	$12,834

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 10 years. Amortization expense related to patents, which is included in cost of sales, was $590 for each of the years ended December 31, 2006, 2005 and 2004. The Company estimates amortization expense for each of the four years in the period ending December 31, 2010 will be approximately $590 and for the year ended December 31, 2011 will be $586.

Note 7 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the years ended December 31, 2006, 2005 and 2004 are as follows:

	December 31,
	2006	2005	2004
Balance at the beginning of the period	$7,878	$5,964	$5,324
Warranties issued during the period	6,056	4,887	2,496
Reductions for payments, costs of repairs and other	(1,883)	(2,973)	(1,856)

Balance at the end of the period	$12,051	$7,878	$5,964

Note 8 – Borrowing Arrangements

Total debt consists of the following:

	December 31,
	2006	2005
Capital leases	154	224
Current portion	(61)	(70)

Long-term debt, less current portion	$93	$154

Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of December 31, 2006, the Company was in compliance with all covenant requirements under the revolving credit facility. As of December 31, 2006 and 2005, the Company had no borrowings under the revolving credit facility. The Company had $18,321 and $8,465 in letters of credit under the letter of credit sub-facility as of December 31, 2006 and 2005, respectively, and the ability to borrow $31,679 under the revolving credit facility as of December 31, 2006. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Capital Leases

During the year ended December 31, 2005, the Company entered into leases of certain equipment under agreements that are classified as capital leases. The net book value of equipment under capital lease agreements is included in the balance sheets as property, plant and equipment and was $140 and $211 at December 31, 2006 and 2005, respectively. Amortization of assets under capital leases is included in depreciation expense.

Combined future principal repayments for all borrowing arrangements at December 31, 2006 were as follows:

2007	$61
2008	65
2009	28

$154

Note 9 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre Tax	Tax	After Tax
Year ended December 31, 2004
Additional minimum pension liability	$(841)	$484	$(357)

Year ended December 31, 2005
Additional minimum pension liability	(602)	101	(501)

Year ended December 31, 2006
Additional minimum pension liability	3,168	(1,218)	1,950
Adjustment related to initial application of SFAS No. 158 – pension liability (See Note 12)	(12,049)	4,450	(7,599)
Adjustment related to initial application of SFAS No. 158 – postretirement liability (See Note 12)	(24,685)	9,116	(15,569)

	$(33,566)	$12,348	$(21,218)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2006	2005
Minimum pension liability, net of tax of $3,329	$—	$5,556
Unrecognized pension cost, net of tax of $6,561	11,205	—
Unrecognized postretirement cost, net of tax of $9,116	15,569	—

	$26,774	$5,556

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

Note 11 – Stockholders’ Equity

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

Prior to September 22, 2005, the only dividends that the Company has ever paid were the accumulated dividends on the preferred stock that were paid upon the redemption of the preferred stock on April 11, 2005. On September 22, 2005, the Company began paying a regular quarterly cash dividend to common stockholders.

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

On October 15, 2001, Bethlehem filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bethlehem Bankruptcy”). The costs of postretirement benefits of employees over age 43 at the date that TTII purchased the assets of FCS from Bethlehem were paid by Bethlehem prior to the Bethlehem Bankruptcy. The Company did not reflect the cost and liability for these benefits in its financial statements because management believed the substantive postretirement plan for these individuals is a Bethlehem plan under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company became a defendant in a suit filed by the United Steelworkers of America and other plaintiffs alleging that the Company breached various collective bargaining agreements by terminating, effective May 1, 2002, retiree medical and life insurance for those retirees covered under the Bethlehem substantive plan as a result of the Bethlehem Bankruptcy (the “Deemer Case”). In February 2003, the magistrate judge issued a report and recommendation that the complaint be dismissed and summary judgment entered in favor of the Company. On July 14, 2003, the District Court rejected the report and recommendation. The parties engaged in discovery through May 31, 2004 and agreed to non-binding mediation. On November 15, 2004, the Company entered into an agreement to settle the Deemer Case, the Britt Case (as more fully described in Note 19) and the disputes relating to the Company’s collective bargaining agreement that had expired in October 2001. This settlement is more fully described in Note 20.

As discussed in Note 2, the Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that the Company recognize on a prospective basis the funded status of its defined benefit pension and other postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. The adjustments for SFAS No. 158 affected the Company’s Consolidated Balance Sheet at December 31, 2006 as follows:

Decrease in prepaid pension benefit cost	$(266)
Decrease in intangible asset	(6,099)
Increase in accrued pension benefits	(5,684)
Increase in accrued postretirement benefits	(24,685)

Increase in accumulated other comprehensive loss, pretax	(36,734)
Increase in deferred tax assets	13,566

Increase in accumulated other comprehensive loss, net of tax	$(23,168)

Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. The changes in benefit obligation, change in plan assets and funded status as of December 31, 2006 and 2005 are as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation—Beginning of year	$46,590	$39,871	$51,433	$53,970
Service cost	2,386	2,243	683	729
Interest cost	2,511	2,392	2,843	2,974
Plan amendment	—	2,000	106	(5,174)
Actuarial loss	67	2,778	969	958
Benefits paid	(2,489)	(2,694)	(3,098)	(2,024)

Benefit obligation—End of year	49,065	46,590	52,936	51,433

Change in plan assets
Plan assets—Beginning of year	19,437	16,704	—	—
Actual return on plan assets	3,934	1,378	—	—
Employer contributions	18,607	4,049	3,098	2,024
Benefits paid	(2,489)	(2,694)	(3,098)	(2,024)

Plan assets at fair value—End of year	39,489	19,437	—	—

Funded status of plans	(9,576)	(27,153)	(52,936)	(51,433)
Unrecognized prior service cost (1)	—	7,734	—	14,993
Unrecognized net loss (1)	—	13,008	—	10,666

Net amount recognized at December 31	$(9,576)	(6,411)	$(52,936)	(25,774)

Amounts recognized in the balance sheets
Accrued benefit liability	$(9,576)	$(21,867)	$(52,936)	$(25,774)
Intangible asset	—	6,571	—	—
Accumulated other comprehensive loss (pre-tax)	—	8,885	—	—

Net amount recognized at December 31	$(9,576)	$(6,411)	$(52,936)	$(25,774)

(1)	Disclosure is not applicable in 2006 as a result of SFAS No. 158, as these amounts have been recognized in other comprehensive income.

The accumulated benefit obligation for the Company’s defined benefit pension plans was $43,359 and $41,303 at December 31, 2006 and 2005, respectively.

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2006 consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$10,708	$11,235
Prior service cost	7,058	13,450

	$17,766	$24,685

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $876 and $711, respectively. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $652 and $1,725, respectively. A significant change in future employment levels could result in a decrease in the estimated remaining future service years for the employees covered by the plans. Such decrease in the estimated remaining future service years could result in a plan curtailment, which would cause the Company to immediately recognize a substantial portion of the net actuarial loss and prior service cost relating to these plans that have not yet been recognized in earnings. Such a plan curtailment could negatively impact results from operations.

Components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$2,386	$2,243	$1,455	$683	$729	$696
Interest cost	2,511	2,392	1,742	2,843	2,974	1,533
Settlement of labor dispute	—	388	1,714	—	—	4,433
Expected return on plan assets	(2,161)	(1,500)	(1,200)	—	—	—
Amortization of prior service cost (gain)	712	662	71	1,648	1,809	(56)
Amortization of unrecognized net loss	558	525	602	400	338	481

	$4,006	$4,710	$4,384	$5,574	$5,850	$7,087

During 2005, the Company experienced an increase in its pension benefit obligation of $2,000 and a decrease in its postretirement benefit obligation of $5,174 related to amendments to its pension benefit and postretirement benefit plans. The increase in the pension benefit obligation was primarily due to an increase of $1,612 related to enhanced benefits for salaried employees. This increase will result in increased pension expense as prior service cost is amortized. In addition, the pension benefit obligation increased by $388 related to the settlement reached between the Company and the USWA. This increase was accrued at December 31, 2004 and subsequently reflected as a charge to the pension plan at December 31, 2005 (see components of net periodic benefit cost). The decrease of $5,174 in the obligation under the postretirement benefit plan was a result of the capping of benefits for salaried retirees. This decrease will result in decreased postretirement benefit expense as prior service cost is amortized.

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2006:

	Pension Benefits	Postretirement Benefits
2007	$2,301	$3,480
2008	2,409	3,675
2009	2,397	3,708
2010	2,465	3,745
2011	2,525	3,767

The Company expects to contribute approximately $5,373 to its pension plan in 2007.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.90%	5.75%	5.90%	5.75%
Rate of increase in compensation levels	3.00%-4.00%	3.00%-4.00%

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected return on plan assets	8.25%	8.50%	9.00%	—	—	—
Rate of compensation increase	3.00%-4.00%	3.00%-4.00%	3.00%-4.00%	—	—	—

Assumed health care cost trend rates at December 31 are set forth below:

	2006	2005	2004
Health care cost trend rate assigned for next year	10.00%	11.00%	9.00%
Rate to which cost trend is assumed to decline	5.50%	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2014	2011	2009

As benefits under these plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2006 and 2005, and target allocations for 2007, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation 2007
	2006	2005
Asset Category
Equity securities	72%	77%	70%
Debt securities	28%	23%	30%

	100%	100%	100%

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

The Company also maintains qualified defined contribution plans which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $1,662, $1,202 and $736 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 13 – Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2006	2005	2004
Current taxes
Federal	$62,433	$15,472	$—
State	10,529	1,473	—

	72,962	16,945	—

Deferred taxes
Federal	1,935	4,715	(6,709)
State	633	102	(1,253)

	2,568	4,817	(7,962)

Total	$75,530	$21,762	$(7,962)

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	4.2%	2.1%	(4.4)%
Valuation allowance	(0.7)%	(0.5)%	2.2%
Goodwill amortization for tax reporting purposes	(0.3)%	(0.6)%	(0.1)%
(Deductible) nondeductible interest expense on rights to additional acquisition consideration	—	(4.5)%	6.1%
Nondeductible stock compensation expense	—	—	6.8%
Nondeductible expenses	—	0.5%	0.2%
Other	(1.2)%	0.3%	(0.1)%

Effective income tax rate	37.0%	32.3%	(24.3)%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2006		December 31, 2005
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits-long term	$23,534	$—	$14,734	$—
Intangible assets	1,817	—	2,589	—
Accrued workers’ compensation costs	988	—	1,094	—
Accrued warranty costs	4,567	—	3,012	—
Accrued bonuses	195	—	113	—
Accrued vacation	1,165	—	994	—
Property, plant and equipment	—	(939)	—	(854)
State net operating loss carryforwards	1,478	—	2,516	—
Reserve on loss contract	711	—	—	—
Stock compensation expense	497	—	144	—
Other	325	—	986	—

	35,277	(939)	26,182	(854)
Valuation allowance	(2,921)	—	(3,691)	—

Deferred tax assets (liabilities)	$32,356	$(939)	$22,491	$(854)

(Decrease) increase in valuation allowance	$(770)		$(104)

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as current or noncurrent, based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance of $2,921 and $3,691 has been recorded at December 31, 2006 and 2005, respectively, as management concluded it was more likely than not that certain net Pennsylvania deferred tax assets would not be realized. At December 31, 2005, the Company had utilized all federal and Illinois net operating loss carryforwards. In addition, the Company had Pennsylvania net operating loss carryforwards of $22,762, which will expire between 2020 and 2025.

Note 14 – Stock-Based Compensation

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

On December 7, 2004, in accordance with the Company’s existing shareholders’ agreement, the Company’s board of directors approved the grant of certain options to purchase an aggregate of 1,014 Units to certain directors and officers of the Company at an exercise price of $0.01 per Unit. The grant of these options became effective on December 23, 2004. Each Unit consists of 550 shares of Class A voting common stock and one share of Series A voting preferred stock. For the year ended December 31, 2004, the Company recorded a non-cash expense of $8,900 based on the estimated fair value per Unit. All of the options were exercised in the first quarter of 2005. The actual tax benefit realized for the tax deduction from exercise of the options of $1,102 for the year ended December 31, 2005 was recorded as part of the income tax provision line on the statement of operations.

On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long-Term Incentive Plan” (the “Plan”). The Plan is intended to provide incentives to attract, retain and motivate employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. The Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Plan was effective April 11, 2005 and will terminate as to future awards on April 11, 2015. Under the Plan, 659,616 shares of common stock have been reserved for issuance. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

Stock-based compensation expense of $2,130, $358 and $8,900 is included within selling, general and administrative expense for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $787, $130 and $1,130 for the years ended December 31, 2006, 2005 and 2004, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. No stock options were issued in 2006. The following assumptions were used to value the 2005 stock options: expected lives of the options ranging between 5.5 and 6.5 years, expected volatility of 35%, risk-free interest rates ranging between 4.17% and 4.24% and an expected dividend yield of 0.5%. Expected life in years is determined by using the simplified method allowed by the Securities and Exchange Commission in accordance with Staff Accounting Bulletin No. 107. Expected volatility is based on the historical volatility of stock for comparable public companies and the implied volatility is derived from current publicly traded call option prices of comparable public companies. The risk-free interest rate is based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock.

Stock Option Activity

A summary of the Company’s stock options activity and related information at December 31, 2006 and 2005, and changes during the years then ended is presented below:

	December 31,
	2006		2005
	Options Outstanding	Weighted- Average Exercise Price (per share)	Options Outstanding	Weighted- Average Exercise Price (per share)
Outstanding at the beginning of the period	339,808	$19.91	—	—
Granted	—		339,808	$19.91
Exercised	109,936	19.00	—	—
Forfeited or expired	—		—

Outstanding at the end of the period	229,872	$20.34	339,808	$19.91

Exercisable to the end of the period	3,333	$49.90	—	—

A summary of the Company’s stock options outstanding as of December 31, 2006 is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding	229,872	8.3	$20.34	$8,070
Vested or expected to vest	174,904	8.3	$20.77	$6,067
Options exercisable	3,333	8.9	$49.90	$18

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2005 was $19.91. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $4,926. The cash received from exercise of stock option awards was $2,089 during the year ended December 31, 2006. The actual tax benefit realized for the tax deductions from exercise of the stock option awards was $1,951 for the year ended December 31, 2006, of which $1,734 was recorded to additional paid in capital as excess tax benefit from stock-based compensation. As of December 31, 2006, there was $954 of total unrecognized compensation expense related to nonvested options, which will be recognized over the average remaining requisite service period of 1.2 years.

Nonvested Stock Activity

A summary of the Company’s nonvested shares as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

	December 31,
	2006		2005
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the period	37,500	$49.90	—	—
Granted	3,542	62.31	37,500	$49.90
Vested	(13,854)	50.13	—	—
Forfeited or expired	(2,167)	49.90	—	—

Nonvested at the end of the period	25,021	51.53	37,500	$49.90

Expected to vest	24,021	$51.60	34,333	$49.90

The fair value of stock awards vested during the year ended December 31, 2006 was $911, based on value at vesting date. The actual tax benefit realized for the tax deductions from vesting of the stock awards was $361 for the year ended December 31, 2006, of which $97 was recorded to additional paid in capital as excess tax benefit from stock-based compensation. As of December 31, 2006, there was $808 of total unrecognized compensation expense related to nonvested stock awards, which will be recognized over the average remaining requisite service period of 1.3 years.

Note 15 – Risks and Contingencies

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

Note 16 – Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2016. The leases generally contain specific renewal or purchase options at lease-end at the then fair market amounts.

Future minimum lease payments at December 31, 2006 are as follows:

2007	$1,809
2008	1,672
2009	1,506
2010	1,753
2011	1,789
Thereafter	6,079

$14,608

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1,894, $1,701 and $1,913, respectively.

The Company has aluminum purchase commitments which are non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars. At December 31, 2006, the Company had aluminum purchase commitments of $1,646 for 2007.

The Company has wheel and axle purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase materials used in the manufacturing process. The quantity commitment is partially based on the aluminum coal-carrying railcar industry backlog published by the American Railway Car Institute and the pricing is based on the Producer Price Index. The estimated amounts may vary based on the actual quantities and price. At December 31, 2006, the Company had wheel and axle purchase commitments of $37,101, $35,217, $35,884 and $36,880 for 2007, 2008, 2009 and 2010, respectively.

The Company has employment agreements with certain members of management which provide for base compensation, bonus, incentive compensation, employee benefits and severance payments under certain circumstances. The employment agreements generally have terms that range between two and three years and automatically extend for one-year periods until terminated prior to the end of the term by either party upon 90 days notice. Base compensation for the executives with employment agreements ranges between $211 and $550. Certain of the executives are entitled to participate in management incentive plans and other benefits as made available to the Company’s executives.

See Note 21 regarding management, deferred financing and consulting fees that the Company has paid and continues to pay to certain of its stockholders.

Note 17 – Earnings Per Share

On December 7, 2004, in accordance with the Company’s existing shareholders’ agreement, the Company’s board of directors approved the grant of options to purchase 1,014 Units, consisting of 550 shares of Class A voting common stock and one share of Series A voting preferred stock. The grant of these options, which have an exercise price of $0.01 per Unit, became effective on December 23, 2004. Since shares subject to these options are issuable at little or no cash consideration, they are considered to be contingently issuable shares and are considered outstanding in the computation of basic earnings per share for the period outstanding on a weighted average basis. These options were exercised during the first quarter of 2005. On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long Term Incentive Plan” (see Note 14) under which certain officers were granted options to purchase shares of the Company’s common stock. On December 6, 2005, the Company’s board of directors approved the award of 37,500 shares of restricted stock to certain employees of the Company pursuant to the 2005 Long Term Incentive Plan. In addition, on December 6, 2005 a certain officer was granted stock options pursuant to the 2005 Long Term Incentive Plan (see Note 14).

The weighted average common shares outstanding are computed as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding before effect of contingently issuable shares	12,586,889	11,135,440	6,875,000
Effect of contingently issuable shares	—	—	13,750

Weighted average common shares outstanding	12,586,889	11,135,440	6,888,750
Dilutive effect of employee stock options and restricted share awards	198,126	98,635	—

Weighted average diluted common shares outstanding	12,785,015	11,234,075	6,888,750

At December 31, 2005, 10,000 shares were not included in the weighted average common shares outstanding calculation as they are anti-dilutive. No shares were anti-dilutive for the years ended December 31, 2006 and 2004.

Note 18 – Operating Segment and Concentration of Sales

The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. The following table sets forth the Company’s sales resulting from new railcars, used railcars, leasing and other for the periods indicated below:

	Year ended December 31,
	2006	2005	2004
New railcar sales	$1,435,391	$911,139	$474,167
Used railcar sales	—	6,884	161
Leasing revenues	222	55	1,726
Other sales	9,187	9,109	6,126

	$1,444,800	$927,187	$482,180

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to three customers accounted for 12%, 11% and 9%, respectively, of revenues for the year ended December 31, 2006. Sales to three customers accounted for 16%, 14% and 8%, respectively, of revenues for the year ended December 31, 2005. Sales to three customers accounted for 21%, 10% and 9%, respectively, of revenues for the year ended December 31, 2004.

Note 19 – Labor Agreements

A collective bargaining agreement at one of the Company’s facilities covering approximately 27% and 36% of the Company’s active labor force at December 31, 2006 and 2005, respectively, expired in October 2001. After negotiations between the union and the Company’s management, management implemented their final offer in January 2002 (the “Final Offer”). The employees subject to this collective bargaining agreement continued to work without a contract. The United Steelworkers of America filed an unfair labor practice charge against the Company with the National Labor Relations Board (“NLRB”). On April 4, 2003, the NLRB ruled against the Company. The NLRB sought to undo the Final Offer, make employees whole for any loss they suffered as a result of the Final Offer and force the Company to return to the bargaining table to continue negotiations on an agreement. In addition, a group of retirees impacted by the Final Offer filed a separate lawsuit (the “Britt Case”) against the Company for pension and retiree health care benefits. The Company, the United Steel Workers of America and other parties have since resolved all of these disputes and entered a new contract that expires on May 15, 2008. On November 15, 2004, the Company entered into an agreement to settle the Britt Case, the Deemer Case (as more fully described in Note 20) and the disputes relating to the Company’s collective bargaining agreement that had expired in October 2001. The settlement is more fully described in Note 20.

An additional collective bargaining agreement at a different facility covers approximately 28% and 34% of the Company’s active labor force at December 31, 2006 and 2005, respectively, under an agreement that expires in October 2008.

An additional collective bargaining agreement at a different facility covers approximately 4% of the Company’s active labor force at December 31, 2006, and would have covered approximately 5% of the Company’s active employees if it had been in place at December 31, 2005. The agreement was ratified on February 1, 2006 and expires on January 31, 2011.

Note 20 – Provision for Settlement of Labor Disputes

On November 15, 2004, the Company entered into a settlement agreement with the USWA, representing approximately 81% of its unionized employees at the Johnstown facilities and approximately 38% of its total active labor force as of December 31, 2004. This agreement was ratified by the union’s members on November 15, 2004 and was effective upon the approval of the agreement by the NLRB. The settlement agreement, which expires on May 15, 2008, sets forth the terms of a new collective bargaining agreement following the expiration of the previous collective bargaining agreement that had expired in October 2001. Under the settlement agreement, the Company also agreed to pay: (i) back wages and other costs related to the Final Offer discussed in Note 19 equal to $1,350, (ii) $500 to settle outstanding lawsuits and grievances against the Company as discussed in Note 19, and (iii) $300 for attorney’s fees incurred by the Company and the plaintiffs and in settlement of certain outstanding workplace grievances against the Company. In addition, the Company agreed to add certain retirees to its postretirement benefit programs and to pay fixed health care costs with respect to its retired employees. In connection with the settlement of the lawsuits, NLRB charges and negotiation of the terms of a new collective bargaining agreement, the Company recorded (i) $6,147 of non-cash expense related to the Britt Case and (ii) $862 of non-cash expense related to benefits accrued by the participants under the pension and postretirement plans through the date of the settlement agreement. The Company also agreed to create a trust fund for health and welfare benefits for active employees and to make certain payments for retiree health care. Quarterly payments into the active employee health and welfare benefits trust will be made in the amount of $0.60 per hour paid to bargaining unit employees and 3% of the Company’s consolidated quarterly earnings before interest, taxes, depreciation and amortization (as calculated under the settlement agreement). The active employee health and welfare benefits trust will be used to augment supplemental unemployment benefits, health care benefits and severance. Payments for retiree health care will be made in the amount of $450.00 per month per household for Medicare-eligible retirees and $700.00 per month per household for retirees who are not eligible for Medicare. The settlement was conditioned on, among other things, approval by the NLRB and the United States District Court for the Western District of Pennsylvania of the settlement and the withdrawal of certain NLRB charges and class-action lawsuits against the Company related to the Johnstown facility. The Company recorded a provision for the settlement of these labor disputes of $9,159 during 2004. In February 2005, the NLRB approved the settlement and withdrew the charges against the Company. On May 4, 2005, the United States District Court for the Western District of Pennsylvania approved the settlement. Accordingly, all of the conditions to the effectiveness of the settlement were met as of May 4, 2005.

Note 21 – Related Party Transactions

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

The Company paid management, deferred financing and consulting fees to certain of its stockholders. Amounts accrued for these services amounted to $500 for the year ended December 31, 2004.

In June 1999, the Company entered into a management services agreement with two stockholders that collectively owned 19% of the outstanding shares of the Company’s common stock immediately prior to our initial public offering. Each management services agreement provides that stockholder will provide the Company with advisory and management services as requested by the Company’s board of directors and agreed to by each stockholder. Each stockholder has the right, but not the obligation, to act as the Company’s advisor with respect to significant business transactions. Each management services agreement provides for an annual management fee of $25 and reimbursement of all reasonable out-of-pocket expenses. Payments for these services totaled $50 for the year ended December 31, 2004.

In June 1999, the Company entered into a deferred financing fee agreement with a stockholder that owned 21% of the outstanding share of the Company’s common stock immediately prior to our initial public offering. In consideration of the stockholder’s purchase of 687,500 shares of the Company’s Class A voting common stock and 1,250 shares of the Company’s Series A voting preferred stock, the Company agreed to pay the stockholder a fee of $50 per year. Payments for these services totaled $50 for the year ended December 31, 2004.

In June 1999, the Company and all of its direct and indirect subsidiaries entered into a management agreement with a stockholder who owned 17% of the outstanding shares of the Company’s common stock immediately prior to our initial public offering, which provides that he will provide general oversight and supervision of the Company’s business and that of its subsidiaries and, upon request, evaluate the long-range corporate and strategic plans, general financial operation and performance of the Company’s subsidiaries and strategies for their capitalization. In consideration of these management services, the Company and two of its subsidiaries, JAC Intermedco, Inc. and JAC Operations, Inc., agreed to pay the stockholder an aggregate base fee of $350 per year, payable monthly. Payments for these services totaled $350 for the year ended December 31, 2004.

The agreements described above terminated on April 11, 2005, and the Company paid a total of $900 in connection with the termination of these agreements.

In June 1999, the Company and certain of its subsidiaries entered into a consulting agreement with one of the Company’s directors, which provides that he will provide the Company with consulting services on all matters relating to the Company’s business and that of the Company’s subsidiaries and will serve as a member of the Company’s board of directors. The agreement provides for a consulting fee of $50 per year. Payments for these services totaled $50 for each of the years ended December 31, 2006, 2005 and 2004.

Note 22 – Subsequent Event

In January 2007, the Company’s Board of Directors approved a share repurchase program which authorizes the Company to purchase its common shares on the open market. The Board authorized the Company to repurchase up to $50 million in shares for this program in open market purchases at prevailing prices.

Note 23 – Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for share and per share data)
2006
Sales	$292,793	$365,417	$395,759	$390,831
Gross profit	41,134	65,593	65,217	61,507
Net income attributable to common stockholders	21,373	36,601	36,794	33,965
Net income per common share attributable to common stockholders—basic	1.71	2.91	2.92	2.69
Net income per common share attributable to common stockholders—diluted	$1.67	$2.86	$2.88	$2.65
2005
Sales	$165,805	$230,714	$263,405	$267,263
Gross profit	13,368	24,175	35,631	33,375
Net income attributable to common stockholders	1,634	9,114	17,039	17,595
Net income per common share attributable to common stockholders—basic	0.22	0.76	1.36	1.40
Net income per common share attributable to common stockholders—diluted	$0.22	$0.76	$1.35	$1.38

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes In Internal Controls

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Report on Internal Control Over Financial Reporting in Item 8 of this Form 10-K

See Report of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Board of Directors,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Item 11.	Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Certain Transactions” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

(a) Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

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

3. The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: March 13, 2007	By:	/s/ JOHN E. CARROLL, JR.
John E. Carroll, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CARROLL, JR. John E. Carroll, Jr.	President and Chief Executive Officer (principal executive officer) and Director	March 13, 2007

/s/ KEVIN P. BAGBY Kevin P. Bagby	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 13, 2007

/s/ CAMILLO M. SANTOMERO, III Camillo M. Santomero, III	Chairman of the Board and Director	March 13, 2007

/s/ CHRISTIAN RAGOT Christian Ragot	Chief Operating Officer and Director	March 13, 2007

/s/ JAMES D. CIRAR James D. Cirar	Director	March 13, 2007

/s/ ROBERT N. TIDBALL Robert N. Tidball	Director	March 13, 2007

/s/ S. CARL SODERSTROM S. Carl Soderstrom	Director	March 13, 2007

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 13, 2007

/s/ THOMAS M. FITZPATRICK Thomas M. Fitzpatrick	Director	March 13, 2007

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	$115	$79	$(3)	$191
Deferred tax assets valuation allowance	3,691	—	(770)	2,921

Year Ended December 31, 2005
Allowance for doubtful accounts	$116	$36	$(37)	$115
Deferred tax assets valuation allowance	3,795	—	(104)	3,691

Year Ended December 31, 2004
Allowance for doubtful accounts	$113	$31	$(28)	$116
Deferred tax assets valuation allowance	3,067	728	—	3,795

EXHIBIT INDEX

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Second Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on December 19, 2006).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Employment Agreement, dated as of December 17, 2004, between FreightCar America, Inc. and John E. Carroll, Jr. (incorporated by reference to Exhibit 10.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.2	Amendment to Employment Agreement, dated as of March 11, 2005, between FreightCar America, Inc. and John E. Carroll, Jr. (incorporated by reference to Exhibit 10.1.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.3	Second Amendment to Employment Agreement, dated as of September 29, 2006, between FreightCar America, Inc. and John E. Carroll, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2006).

10.4	Termination Agreement, dated as of October 31, 2006, between FreightCar America, Inc. and John E. Carroll, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2006).

10.5	Employment Agreement, dated as of November 22, 2004, between JAC Holdings International, Inc. and Kevin P. Bagby (incorporated by reference to Exhibit 10.2 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.6	Amendment to Employment Agreement, dated as of December 21, 2004, between FreightCar America, Inc. and Kevin P. Bagby (incorporated by reference to Exhibit 10.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.7	Employment Agreement, dated as of December 20, 2004, between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.4 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.8	Employment Agreement, dated as of December 20, 2004, between FreightCar America, Inc. and Glen T. Karan (incorporated by reference to Exhibit 10.5 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.9	Employment Agreement, dated as of January 3, 2007, between FreightCar America, Inc. and Christian Ragot.

10.10	2005 Long-Term Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.11	First Amendment to the FreightCar America, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.12	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.13	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.14	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.15	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.16	Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the various financial institutions party thereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2005).

10.17	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.18	Consulting Agreement, dated as of June 3, 1999, between Rabbit Hill Holdings, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAIX Leasing Company and JAC Patent Company and James D. Cirar (incorporated by reference to Exhibit 10.10 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.19	Amendment to Consulting Agreement, dated March 7, 2005, between FreightCar America, Inc. and James D. Cirar (incorporated by reference to Exhibit 10.10.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.20	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.21	Agreement, dated as of January 25, 2007 between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007).

10.22	Agreement, dated as of January 25, 2007 between FreightCar America, Inc. and Kevin P. Bagby (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007).

21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.