Form 10-Q
period 2007-03-31
FreightCar America, Inc.
filed 2007-05-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, there were 12,255,079 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PA RT I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$184,455	$212,026
Accounts receivable, net of allowance for doubtful accounts of $180 and $191, respectively	67,675	11,369
Inventories	79,281	106,643
Deferred income taxes and other current assets	14,831	13,507

Total current assets	346,242	343,545

Property, plant and equipment, net	27,148	25,905
Goodwill and intangible assets, net	27,046	27,194
Deferred income taxes and other assets	23,805	23,337

Total assets	$424,241	$419,981

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$103,121	$103,038
Income taxes payable	16,630	9,816
Accrued warranty	12,798	12,051
Other current liabilities	27,934	32,083

Total current liabilities	160,483	156,988

Accrued postretirement benefits, less current portion	50,283	49,455
Other long-term liabilities	12,049	9,669

Total liabilities	222,815	216,112

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 and 12,681,511 shares issued at March 31, 2007 and December 31, 2006, respectively	127	127
Additional paid in capital	100,649	99,981
Treasury stock, at cost, 476,599 shares at March 31, 2007	(23,457)	—
Accumulated other comprehensive loss	(26,680)	(26,774)
Retained earnings	150,787	130,535

Total stockholders’ equity	201,426	203,869

Total liabilities and stockholders’ equity	$424,241	$419,981

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
Sales	$322,451	$292,793
Cost of sales	278,318	251,659

Gross profit	44,133	41,134
Selling, general and administrative expense (including non-cash stock-based compensation expense of $668 and $689, respectively)	10,286	8,296

Operating income	33,847	32,838
Interest income	(2,409)	(702)
Interest expense	106	83
Amortization of deferred financing costs	77	76

Income before income taxes	36,073	33,381
Income tax provision	13,121	12,008

Net income	$22,952	$21,373

Net income per common share – basic	$1.82	$1.71

Net income per common share – diluted	$1.80	$1.67

Weighted average common shares outstanding – basic	12,597,791	12,534,188

Weighted average common shares outstanding – diluted	12,744,575	12,772,000

Dividends declared per common share	$0.06	$0.03

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$22,952	$21,373
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Depreciation and amortization	868	2,051
Other non-cash items	635	81
Stock-based compensation expense	668	689
Changes in operating assets and liabilities:
Accounts receivable	(56,306)	(11,024)
Inventories	27,362	(28,837)
Accounts payable	741	31,182
Income tax payable	7,005	7,608
Other accrued liabilities	(4,638)	(674)

Net cash flows (used in) provided by operating activities	(713)	22,449

Cash flows from investing activities
Purchases of property, plant and equipment	(2,621)	(1,268)

Net cash flows used in investing activities	(2,621)	(1,268)

Cash flows from financing activities
Payments on long-term debt	(16)	(18)
Stock repurchases	(23,457)	—
Cash dividends paid to stockholders	(764)	(378)

Net cash flows used in financing activities	(24,237)	(396)

Net (decrease) increase in cash and cash equivalents	(27,571)	20,785
Cash and cash equivalents at beginning of period	212,026	61,737

Cash and cash equivalents at end of period	$184,455	$82,522

Supplemental cash flow information:
Income taxes paid	$5,566	$4,401

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006.

Note 3 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. If recognized, $1,454 of the gross unrecognized tax benefits would impact the Company’s effective tax rate. The amount of unrecognized tax benefits did not materially change as of March 31, 2007. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the condensed consolidated statements of operations. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of March 31, 2007. As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006. The Company operates in a number of state tax jurisdictions and generally is subject to state income tax examinations for the tax years 2003 through 2006, with limited exceptions in certain states that may require examinations for years prior to 2003.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Other than the enhanced disclosures required, the Company does not expect the provisions of SFAS No. 157 to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is in the process of evaluating the financial impact of adopting SFAS No. 159.

Note 4 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31, 2007	December 31, 2006
Work in process	$75,122	$102,515
Finished new railcars	4,159	4,128

Total inventories	$79,281	$106,643

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2007	December 31, 2006
Land	$722	$722

Buildings and improvements	27,503	24,743
Machinery and equipment	39,471	36,098

Cost of buildings, improvements, machinery and equipment	66,974	60,841
Less: Accumulated depreciation and amortization	(41,110)	(40,397)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	25,864	20,444
Construction in process	562	4,739

Total property, plant and equipment, net	$27,148	$25,905

Note 6 – Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on January 1, 2002. This standard requires that goodwill and intangible assets with indefinite useful lives shall not be amortized but shall be tested for impairment at least annually by comparing the fair value of the asset to its related carrying value.

The Company performs the goodwill impairment test required by SFAS No. 142 as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2006 and 2007.

Goodwill and intangible assets consist of the following:

	March 31, 2007	December 31, 2006
Patents	$13,097	$13,097
Accumulated amortization	(7,572)	(7,424)

Patents, net of accumulated amortization	5,525	5,673
Goodwill	21,521	21,521

Total goodwill and intangible assets	$27,046	$27,194

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 10 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $148 for the three months ended March 31, 2007 and 2006, respectively. The Company estimates amortization expense for each of the four years in the period ending December 31, 2010 will be approximately $590 and for the year ending December 31, 2011 will be approximately $586.

Note 7 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three months ended March 31, 2007 and 2006, are as follows:

	Three Months Ended March 31,
	2007	2006
Balance at the beginning of the period	$12,051	$7,878
Warranties issued during the period	1,532	1,485
Reductions for payments, cost of repairs and other	(785)	(351)

Balance at the end of the period	$12,798	$9,012

Note 8 – Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association and the lenders party thereto providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of March 31, 2007, the Company was in compliance with all covenant requirements under the revolving credit facility. As of March 31, 2007 and December 31, 2006, the Company had no borrowings under the revolving credit facility. The Company had $16,990 and $18,321 in outstanding letters of credit under the letter of credit sub-facility as of March 31, 2007 and December 31, 2006, respectively, and the ability to borrow $33,010 under the revolving credit facility as of March 31, 2007. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Note 9 – Stock Repurchase Program

The Company’s stock repurchase program was approved by the Company’s Board of Directors in January 2007. The program authorizes the repurchase of up to $50,000 in shares in open market purchases at prevailing prices. The Company began repurchasing shares of its common stock in the open market beginning in March 2007. As of March 31, 2007, the Company had repurchased 476,599 shares of common stock for an aggregate of $23,457.

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the unrecognized pension and postretirement costs, which are shown net of tax. Comprehensive income was $22,952 and $21,373 for the three months ended March 31, 2007 and 2006, respectively.

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

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006, are as follows:

	Three Months Ended March 31,
Pension Benefits	2007	2006
Service cost	$703	$626
Interest cost	699	657
Expected return on plan assets	(835)	(493)
Amortization of prior service cost	178	177
Amortization of unrecognized net loss	219	169

	$964	$1,136

	Three Months Ended March 31,
Postretirement Benefit Plan	2007	2006
Service cost	$198	$174
Interest cost	730	716
Amortization of prior service cost	431	408
Amortization of unrecognized net loss	163	126

	$1,522	$1,424

The Company made contributions to the Company’s defined benefit pension plans of $1,862 and $986, respectively, for the three months ended March 31, 2007 and 2006. Total contributions to the Company’s defined benefit pension plans in 2007 are expected to be approximately $5,379. The Company made payments to the Company’s postretirement benefit plan of approximately $694 and $976, respectively, for the three months ended March 31, 2007 and 2006. Total payments to the Company’s postretirement benefit plan in 2007 are expected to be approximately $3,877. As of December 31, 2006, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $49,065 and $52,936, respectively, which exceeded the fair value of plan assets by $9,576 and $52,936, respectively.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $559 and $493 for the three months ended March 31, 2007 and 2006, respectively.

Note 12 – Risks and Contingencies

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

Note 13 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding	12,597,791	12,534,188
Dilutive effect of employee stock options and nonvested share awards	146,784	237,812

Weighted average diluted common shares outstanding	12,744,575	12,772,000

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2007, there were 52,000 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

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

During the three months ended March 31, 2007, we delivered 4,077 new railcars, compared to our delivery of 3,966 new railcars during the three months ended March 31, 2006. Our total backlog of firm orders was 6,006 units at March 31, 2007, compared with 9,315 units at December 31, 2006 and 17,794 units at March 31, 2006. While our backlog declined during the first quarter of 2007, orders in the railcar industry tend to be uneven and our long-term business prospects remain strong. The backlog as of March 31, 2007 represents estimated sales of $445 million, while the backlog as of March 31, 2006 represented estimated sales of $1,244 million.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at historically high levels. Notwithstanding fluctuations in the cost of raw materials, a majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to a majority of our railcar deliveries in the three months ended March 31, 2007.

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

Our stock repurchase program was approved by the Board of Directors in January 2007. The program authorizes the repurchase of up to $50 million in shares in open market purchases at prevailing prices. We began repurchasing shares of our common stock in the open market during the first quarter of 2007. As of March 31, 2007, we had repurchased 476,599 shares of common stock for an aggregate of $23.5 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Sales

Our sales for the three months ended March 31, 2007 were $322.5 million as compared to $292.8 million for the three months ended March 31, 2006, representing an increase of $29.7 million. The increase in sales was primarily due to a more diverse product mix, increased volumes and higher pricing related to variable price contracts. Revenues from our BethGon II®, AutoFlood III™ and other coal-carrying railcars comprised 77% of our total revenues for the three months ended March 31, 2007 compared to 99% of total revenues for the three months ended March 31, 2006.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $44.1 million as compared to $41.1 million for the three months ended March 31, 2006, representing an increase of $3.0 million. The increase in gross profit was primarily due to our production optimization, favorable labor performance, increased sales volume and lower depreciation costs, partially offset by a less favorable product mix. For the three months ended March 31, 2007, we were able to pass on increases in raw material costs to our customers with respect to a majority of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 were $10.3 million compared to $8.3 million for the three months ended March 31, 2006, representing an increase of $2.0 million. Selling, general and administrative expenses were 3.2% of our sales for the three months ended March 31, 2007 compared to 2.8% for the three months ended March 31, 2006. The increase in selling, general and administrative expenses is primarily attributable to $1.4 million of management transition expenses, along with increased investments in product development programs and other expenses of $0.6 million.

Interest Expense/Income

Total interest expense for the three months ended March 31, 2007 and 2006, was $0.2 million. For the three months ended March 31, 2007 and 2006, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the three months ended March 31, 2007 was $2.4 million, compared to $0.7 million for the three months ended March 31, 2006. Interest income represents income earned on short-term investments of our cash balances, which increased substantially compared to the three months ended March 31, 2006.

Income Taxes

The provision for income taxes was $13.1 million for the three months ended March 31, 2007, as compared to a provision of $12.0 million for the three months ended March 31, 2006. The effective tax rates for the three months ended March 31, 2007 and 2006, were 36.4% and 36.0%, respectively. The effective tax rate for the three months ended March 31, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate and a 0.4% effect from other differences, less a 2.0% effect for the domestic manufacturing deduction. The effective tax rate for the three months ended March 31, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.9% blended state rate less a 1.9% effect from other permanent differences and less a 1.0% effect from the domestic manufacturing deduction.

Net Income

As a result of the foregoing, net income was $23.0 million for the three months ended March 31, 2007, reflecting an increase of $1.6 million from net income of $21.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, our basic and diluted net income per share was $1.82 and $1.80, respectively, on basic and diluted shares outstanding of 12,597,791 and 12,744,575, respectively. For the three months ended March 31, 2006, our basic and diluted net income per share was $1.71 and $1.67, respectively, on basic and diluted shares outstanding of 12,534,188 and 12,772,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the three months ended March 31, 2007 was our cash generated by cash flows from operations in prior periods. For the three months ended March 31, 2006, our primary source of liquidity was provided by cash flows generated from operations. From the three months ended March 31, 2006 to the three months ended March 31, 2007, the change in net cash used by operating activities was a decrease of $23.2 million. See “— Cash Flows.”

As of March 31, 2007, we had no outstanding borrowings under the revolving credit facility, $17.0 million in outstanding letters of credit under the letter of credit sub-facility and the ability to borrow $33.0 million under the revolving credit facility. The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for the remainder of 2007. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements to maximize our low-cost production capacity. We are exploring product diversification initiatives and international and other opportunities.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2006, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $49.1 million and $52.9 million, respectively, which exceeded the fair value of plan assets by $9.6 million and $52.9 million, respectively. As disclosed in Note 11 to the condensed consolidated financial statements, we expect to make contributions relating to our defined benefit pension plans of approximately $5.4 million in 2007. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. We are determining the impact that these new requirements will have on our cash flow; however, initial estimates forecast that our defined benefit pension plans will be fully funded by 2008. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plan is fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2007, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$137	$60	$77	$—	$—
Operating leases	14,185	1,813	3,188	3,560	5,624
Wheels and axles	124,950	34,444	62,846	27,660	—
Aluminum purchases	75	75	—	—	—

Total	$139,347	$36,392	$66,111	$31,220	$5,624

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

The above table excludes $3.3 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at March 31, 2007.

Cash Flows

The following table summarizes our net cash used in or provided by operating activities, investing activities and financing activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net cash (used in) provided by:
Operating activities	(713)	$22,449
Investing activities	(2,621)	(1,268)
Financing activities	(24,237)	(396)

Total	(27,571)	$20,785

Operating Activities. Our net cash provided by or used in operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current assets and liabilities). Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. Our working capital accounts also fluctuate from quarter to quarter due to the timing of certain events, such as the payment or non-payment for our railcars. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.

Our net cash used in operating activities for the three months ended March 31, 2007 was $0.7 million, as compared to net cash generated by operating activities of $22.4 million for the three months ended March 31, 2006. The change in operating cash flows was primarily due to a reduction of $24.0 million attributable to changes in working capital related to an increase in accounts receivable, partially offset by a decrease in inventories, net of accounts payable. The large accounts receivable balance at March 31, 2007 was primarily attributable to the contract terms for billings and collections from two customers. Both of these receivables were collected subsequent to March 31, 2007.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2007 was $2.6 million as compared to $1.3 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, $2.5 million of the $2.6 million was comprised of expenditures for facility upgrades and machinery and equipment for our Roanoke, Virginia production facility, primarily as a result of our capacity expansion at the site. The remaining $0.1 million was comprised of general maintenance expenditures for machinery and equipment and facility upgrades at our other locations. For the three months ended March 31, 2006, net cash used in investing activities was $1.3 million, which consisted of capital expenditures.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2007 was $24.2 million, which included $23.5 million of stock repurchases under our stock repurchase program. The remaining $0.7 million was used primarily to pay cash dividends to our stockholders. Net cash used in financing activities for the three months ended March 31, 2006 was $0.4 million, which was used primarily to pay cash dividends to our stockholders.

Capital Expenditures

Our capital expenditures were $2.6 million in the three months ended March 31, 2007 as compared to $1.3 million in the three months ended March 31, 2006. For the three months ended March 31, 2007, $2.5 million of the $2.6 million was comprised of expenditures for facility upgrades and machinery and equipment for our Roanoke, Virginia production facility, primarily as a result of our capacity expansion at the site. The remaining $0.1 million was comprised of general maintenance expenditures for machinery and equipment and facility upgrades at our other locations. For the three months ended March 31, 2006, $0.9 million of the $1.3 million was comprised of expenditures for machinery and equipment at our Danville production facility, while $0.4 million was comprised of expenditures for machinery and equipment at our Roanoke and Johnstown production facilities.

Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $7.2 million in 2007. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Management continuously evaluates manufacturing facility optimization and may elect to make additional capital investments to maximize our low-cost production capabilities. We are also exploring product diversification initiatives and international and other opportunities. We expect to fund our capital expenditures through cash provided by operating activities and from our existing cash balances.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.

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

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors.” in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of March 31, 2007, there were no borrowings under the revolving credit facility and we had issued approximately $17.0 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, a majority of our contracts for railcars in our backlog at March 31, 2007 permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $220 per railcar, which, for the three months ended March 31, 2007, would have reduced income before income taxes by approximately $0.9 million.

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

PART II – OTHER I NFORMATION

Item 1. Legal Proce edings.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2007	—	—	—	—
February 1 – February 28, 2007	—	—	—	—
March 1 – March 31, 2007	476,599	$49.22	476,599	$26,543,352

(1)	The Company’s stock repurchase program was approved by the Company’s Board of Directors and publicly announced on January 24, 2007. The program authorizes the repurchase of up to $50 million in shares of the Company’s common stock in open market purchases at prevailing prices.

Item 3. Defaults Upon Senio r Securities.

None.

Item 4. Submission of Matt ers to a Vote of Security Holders.

None.

Item 5. Other Infor mation.

None.

Item 6. Exhibi ts.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Second Amendment to the FreightCar America, Inc. 2005 Long Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 9, 2007	By:	/s/ CHRISTIAN RAGOT
Christian Ragot,
President and Chief Executive Officer

	By:	/s/ KEVIN P. BAGBY
Kevin P. Bagby,
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to the FreightCar America, Inc. 2005 Long Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.