Form 10-Q
period 2007-06-30
FreightCar America, Inc.
filed 2007-08-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, there were 12,163,701 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$175,434	$212,026
Accounts receivable, net of allowance for doubtful accounts of $166 and $191, respectively	16,328	11,369
Inventories	85,629	106,643
Deferred income taxes and other current assets	15,798	13,507

Total current assets	293,189	343,545

Property, plant and equipment, net	27,462	25,905
Goodwill and intangible assets, net	26,899	27,194
Deferred income taxes and other assets	22,620	23,337

Total assets	$370,170	$419,981

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,979	$103,038
Income taxes payable	4,307	9,816
Accrued warranty	12,617	12,051
Other current liabilities	27,620	32,083

Total current liabilities	101,523	156,988

Accrued postretirement benefits, less current portion	49,877	49,455
Other long-term liabilities	8,274	9,669

Total liabilities	159,674	216,112

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 and 12,681,511 shares issued at June 30, 2007 and December 31, 2006, respectively	127	127
Additional paid in capital	97,785	99,981
Treasury stock, at cost, 468,853 shares at June 30, 2007	(23,182)	—
Accumulated other comprehensive loss	(25,732)	(26,774)
Retained earnings	161,498	130,535

Total stockholders’ equity	210,496	203,869

Total liabilities and stockholders’ equity	$370,170	$419,981

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Sales	$195,360	$365,417	$517,811	$658,210
Cost of sales	170,667	299,824	448,985	551,483

Gross profit	24,693	65,593	68,826	106,727
Selling, general and administrative expense (including non-cash stock-based compensation expense of $687, $528, $1,355 and $1,217, respectively)	8,684	8,232	18,970	16,528

Operating income	16,009	57,361	49,856	90,199
Interest income	(2,260)	(1,230)	(4,669)	(1,932)
Interest expense	108	85	214	168
Amortization of deferred financing costs	76	77	153	153

Income before income taxes	18,085	58,429	54,158	91,810
Income tax provision	6,632	21,828	19,753	33,836

Net income	$11,453	$36,601	$34,405	$57,974

Net income per common share – basic	$0.94	$2.91	$2.77	$4.62

Net income per common share – diluted	$0.93	$2.86	$2.75	$4.54

Weighted average common shares outstanding – basic	12,227,256	12,574,372	12,411,238	12,554,399

Weighted average common shares outstanding – diluted	12,307,011	12,787,789	12,523,593	12,779,947

Dividends declared per common share	$0.06	$0.03	$0.12	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$34,405	$57,974
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Depreciation and amortization	1,872	3,722
Other non-cash items	1,166	(1,151)
Stock-based compensation expense	1,355	1,217
Changes in operating assets and liabilities:
Accounts receivable	(4,959)	(12,134)
Inventories	20,056	(38,012)
Accounts payable	(44,988)	60,028
Income tax payable	(5,345)	6,808
Other accrued liabilities	(7,680)	3,658

Net cash flows (used in) provided by operating activities	(4,118)	82,110

Cash flows from investing activities
Purchases of property, plant and equipment	(4,205)	(2,216)

Net cash flows used in investing activities	(4,205)	(2,216)

Cash flows from financing activities
Payments on long-term debt	(30)	(35)
Stock repurchases	(29,622)	—
Issuance of common stock	2,089	1,044
Excess tax benefit from stock-based compensation	800	1,196
Cash dividends paid to stockholders	(1,506)	(756)

Net cash flows (used in) provided by financing activities	(28,269)	1,449

Net (decrease) increase in cash and cash equivalents	(36,592)	81,343
Cash and cash equivalents at beginning of period	212,026	61,737

Cash and cash equivalents at end of period	$175,434	$143,080

Supplemental cash flow information
Income taxes paid	$24,259	$27,141

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006.

Note 3 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. If recognized, $1,454 of the gross unrecognized tax benefits would impact the Company’s effective tax rate. The amount of unrecognized tax benefits did not materially change as of June 30, 2007. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the condensed consolidated statements of operations. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007. As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006. The Company operates in a number of state tax jurisdictions and generally is subject to state income tax examinations for the tax years 2003 through 2006, with limited exceptions in certain states that may require examinations for years prior to 2003.

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

Note 4 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30, 2007	December 31, 2006
Raw materials and purchased components	$5,968	$70
Work in process	79,031	102,445
Finished new railcars	630	4,128

Total inventories	$85,629	$106,643

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2007	December 31, 2006
Land	$722	$722
Buildings and improvements	28,222	24,743
Machinery and equipment	39,845	36,098

Cost of buildings, improvements, machinery and equipment	68,067	60,841
Less: Accumulated depreciation and amortization	(41,948)	(40,397)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	26,119	20,444
Construction in process	621	4,739

Total property, plant and equipment, net	$27,462	$25,905

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

Intangible assets consist of the following:

	June 30, 2007	December 31, 2006
Patents	$13,097	$13,097
Accumulated amortization	(7,719)	(7,424)

Patents, net of accumulated amortization	5,378	5,673
Goodwill	21,521	21,521

Total intangible assets	$26,899	$27,194

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 10 years. Amortization expense related to patents, which is included in cost of sales, was $147 for the three months ended June 30, 2007 and 2006, and $295 for the six months ended June 30, 2007 and 2006. The Company estimates amortization expense for each of the four years in the period ending December 31, 2010 will be approximately $590 and for the year ending December 31, 2011 will be approximately $586.

Note 7 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and six months ended June 30, 2007 and 2006, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$12,798	$9,012	$12,051	$7,878
Warranties issued during the period	567	1,592	2,099	3,077
Reductions for payments, cost of repairs and other	(748)	(53)	(1,533)	(404)

Balance at the end of the period	$12,617	$10,551	$12,617	$10,551

Note 8 – Revolving Credit Facility

On April 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “revolving credit agreement”) with LaSalle Bank National Association and the lenders party thereto providing for the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The revolving credit facility has a total commitment of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000. The revolving credit facility has a three-year term ending on April 11, 2008 and bears interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the revolving credit agreement). Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. The revolving credit facility has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends. As of June 30, 2007, the Company was in compliance with all covenant requirements under the revolving credit facility. As of June 30, 2007 and December 31, 2006, the Company had no borrowings under the revolving credit facility. The Company had $16,637 and $18,321 in outstanding letters of credit under the letter of credit sub-facility as of June 30, 2007 and December 31, 2006, respectively, and the ability to borrow $33,363 under the revolving credit facility as of June 30, 2007. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Note 9 – Stock Repurchase Program

The Company’s stock repurchase program was approved by the Company’s Board of Directors in January 2007. The program authorizes the repurchase of up to $50,000 in shares in open market purchases at prevailing prices. The Company began repurchasing shares of its common stock in the open market beginning in March 2007. As of June 30, 2007, the Company had repurchased 599,729 shares of common stock for an aggregate of $29,622.

Note 10 – Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the unrecognized pension and postretirement costs, which are shown net of tax.

Net income reported in the Condensed Consolidated Statement of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$11,453	$36,601	$34,405	$57,974
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	948	—	1,042	—

Total comprehensive income	$12,401	$36,601	$35,447	$57,974

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

The components of net periodic benefit cost for the three months and six months ended June 30, 2007 and 2006, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2007	2006	2007	2006
Service cost	$411	$625	$1,114	$1,251
Interest cost	686	658	1,385	1,315
Expected return on plan assets	(923)	(493)	(1,758)	(986)
Amortization of prior service cost	178	177	356	354
Amortization of unrecognized net loss	2	170	221	339

	$354	$1,137	$1,318	$2,273

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2007	2006	2007	2006
Service cost	$144	$173	$342	$347
Interest cost	743	716	1,473	1,432
Amortization of prior service cost	431	409	862	817
Amortization of unrecognized net loss	24	127	187	253

	$1,342	$1,425	$2,864	$2,849

The Company made contributions to the Company’s defined benefit pension plan of $3,511 and $1,861, respectively, for the three months ended June 30, 2007 and 2006, and $5,373 and $2,847, respectively, for the six months ended June 30, 2007 and 2006. Currently, the Company does not plan to make any additional contributions to its defined benefit pension plan in 2007. The Company made payments to the Company’s postretirement benefit plan of approximately $699 and $772, respectively, for the three months ended June 30, 2007 and 2006, and $1,393 and $1,748, respectively, for the six months ended June 30, 2007 and 2006. Total payments to the Company’s postretirement benefit plan in 2007 are expected to be approximately $3,191. As of December 31, 2006, the Company’s benefit obligation under its defined benefit pension plans and its postretirement benefit plan were $49,065 and $52,936, respectively, which exceeded the fair value of plan assets by $9,576 and $52,936, respectively.

The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $276 and $335 for the three months ended June 30, 2007 and 2006, respectively, and $835 and $828 for the six months ended June 30, 2007 and 2006, respectively.

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

Note 13 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	12,227,256	12,574,372	12,411,238	12,554,399
Dilutive effect of employee stock options and nonvested share awards	79,755	213,417	112,355	225,548

Weighted average diluted common shares outstanding	12,307,011	12,787,789	12,523,593	12,779,947

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three and six months ended June 30, 2007, there were 10,000 shares of stock options and 62,746 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

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

During the three months ended June 30, 2007, we delivered 2,679 railcars, compared to our delivery of 4,711 new railcars during the three months ended June 30, 2006. Our total backlog of firm orders was 5,589 units at June 30, 2007, compared with 6,006 units at March 31, 2007 and 16,846 units at June 30, 2006. While our backlog declined during the second quarter of 2007, orders in the railcar industry tend to be uneven and our long-term business prospects remain strong. The backlog as of June 30, 2007 represents estimated sales of $437 million, while the backlog as of June 30, 2006 represented estimated sales of $1,198 million.

Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at historically high levels. Notwithstanding fluctuations in the cost of raw materials, a majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to a majority of our railcar deliveries in the three months ended June 30, 2007.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Despite the decline in our backlog, we believe that the long-term outlook for railcar demand is positive, due to the use of coal as the primary fuel for electricity generation, planned electrical capacity additions and the replacement of aging railcar fleets. We also believe that the long-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on our long-term supply agreements, our expanding product portfolio, our operational efficiency in manufacturing railcars and our international opportunities. However, U.S. economic conditions may not continue to improve in the future or result in a sustained economic recovery, and our business is subject to these and significant other risks that may cause our current positive outlook to change.

Our stock repurchase program was approved by the Board of Directors in January 2007. The program authorizes the repurchase of up to $50 million in shares in open market purchases at prevailing prices. We began repurchasing shares of our common stock in the open market during the first quarter of 2007. As of June 30, 2007, we had repurchased 599,729 shares of common stock for an aggregate of $29.6 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Sales

Our sales for the three months ended June 30, 2007 were $195.4 million as compared to $365.4 million for the three months ended June 30, 2006, representing a decrease of $170.0 million. The decrease in sales was primarily due to lower industry volumes, lower demand for coal cars, a less favorable product mix and a more competitive pricing environment. Revenues from our BethGon II®, AutoFlood III™ and other coal-carrying railcars comprised 99% of our total revenues for the three months ended June 30, 2007 and 2006.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $24.7 million as compared to $65.6 million for the three months ended June 30, 2006, representing a decrease of $40.9 million. Gross margins for the three months ended June 30, 2007 were 12.6% compared to 18.0% during the same period a year ago, reflecting a less favorable product mix. The decrease in gross profit was primarily due to lower volumes, and related leverage, and a more competitive pricing environment. In addition, production rates were adjusted during the three months ended June 30, 2007, which adversely impacted conversion cost. The adjustment to the production rates substantially reduced production at the Johnstown facility and adversely impacted our gross margins. For the three months ended June 30, 2007, we were able to pass on increases in raw material costs to our customers with respect to a majority of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2007 were $8.7 million compared to $8.2 million for the three months ended June 30, 2006, representing an increase of $0.5 million. Selling, general and administrative expenses were 4.4% of our sales for the three months ended June 30, 2007 compared to 2.3% for the three months ended June 30, 2006. The increase in selling, general and administrative expenses is primarily attributable to product development costs related to our intermodal design of $0.4 million and management transition expenses of $0.4 million, partially offset by reductions to other expenses of $0.3 million.

Interest Expense/Income

Total interest expense for the three months ended June 30, 2007 and 2006, was $0.2 million. For the three months ended June 30, 2007 and 2006, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the three months ended June 30, 2007 was $2.3 million, compared to $1.2 million for the three months ended June 30, 2006. Interest income represents income earned on short-term investments of our cash balances, which increased substantially compared to the three months ended June 30, 2006.

Income Taxes

The provision for income taxes was $6.6 million for the three months ended June 30, 2007, as compared to a provision of $21.8 million for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was 36.7% compared to 37.4% for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 4.1% blended state rate, less a 2.0% effect for the domestic manufacturing deduction and less a 0.4% effect from other differences. The effective tax rate for the three months ended June 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.6% blended state rate less a 1.0% effect for domestic manufacturing deductions and less a 0.2% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $11.5 million for the three months ended June 30, 2007, reflecting a decrease of $25.1 million from net income of $36.6 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, our basic and diluted net income per share was $0.94 and $0.93, respectively, on basic and diluted shares outstanding of 12,227,256 and 12,307,011, respectively. For the three months ended June 30, 2006, our basic and diluted net income per share was $2.91 and $2.86, respectively, on basic and diluted shares outstanding of 12,574,372 and 12,787,789, respectively.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Sales

Our sales for the six months ended June 30, 2007 were $517.8 million as compared to $658.2 million for the six months ended June 30, 2006, representing a decrease of $140.4 million. Units delivered during the six months ended June 30, 2007 were 6,756 units compared to 8,677 units for the six months ended June 30, 2006. The decrease in sales was primarily due to lower industry volumes, lower demand for coal cars and a less favorable product mix, partially offset by higher pricing. Revenues from our BethGon II®, AutoFlood III™ and other coal-carrying railcars comprised 85% of our total revenues for the six months ended June 30, 2007 compared to 99% of total revenues for the six months ended June 30, 2006.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $68.8 million as compared to $106.7 million for the six months ended June 30, 2006, representing a decrease of $37.9 million. The corresponding gross profit margin was 13.3% compared to 16.2% in the first half of 2006. The decrease in gross profit was primarily due to lower volumes and a less favorable product mix, partially offset by higher pricing. For the six months ended June 30, 2007, we were able to pass on increases in raw material costs to our customers with respect to a majority of our railcar deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 were $19.0 million compared to $16.5 million for the six months ended June 30, 2006, representing an increase of $2.5 million. Selling, general and administrative expenses were 3.7% of our sales for the six months ended June 30, 2007 compared to 2.5% for the six months ended June 30, 2006. The increase in selling, general and administrative expenses is primarily attributable to management transition expenses of $1.8 million and an increased investment in product development programs of $0.9 million, partially offset by reductions to other expenses of $0.2 million.

Interest Expense/Income

Total interest expense for the six months ended June 30, 2007 was $0.4 million compared to $0.3 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the six months ended June 30, 2007 was $4.7 million, compared to $1.9 million for the six months ended June 30, 2006. Interest income represents income earned on short-term investments of our cash balances, which increased compared to the six months ended June 30, 2006.

Income Taxes

The provision for income taxes was $19.8 million for the six months ended June 30, 2007, as compared to a provision of $33.8 million for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 36.5% compared to 36.9% for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.3% blended state rate and a 0.1% effect from other differences, less a 1.9% effect for the domestic manufacturing deduction. The effective tax rate for the six months ended June 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.8% blended state rate less a 1.0% effect for domestic manufacturing deductions and less a 0.9% effect for other permanent differences.

Net Income

As a result of the foregoing, net income was $34.4 million for the six months ended June 30, 2007, reflecting a decrease of $23.6 million from net income of $58.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, our basic and diluted net income per share was $2.77 and $2.75, respectively, on basic and diluted shares outstanding of 12,411,238 and 12,523,593, respectively. For the six months ended June 30, 2006, our basic and diluted net income per share was $4.62 and $4.54, respectively, on basic and diluted shares outstanding of 12,554,399 and 12,779,947, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity for the six months ended June 30, 2007 was our cash generated by cash flows from operations in prior periods. For the six months ended June 30, 2006, our primary source of liquidity was provided by cash flows generated from operations. From the six months ended June 30, 2006 to the six months ended June 30, 2007, the change in net cash provided by operating activities was a decrease of $86.2 million. See “— Cash Flows.”

As of June 30, 2007, we had no outstanding borrowings under the revolving credit facility, $16.6 million in outstanding letters of credit under the letter of credit sub-facility and the ability to borrow $33.4 million under the revolving credit facility. The revolving credit agreement has both affirmative and negative covenants, including, without limitation, a maximum senior debt leverage ratio, a maximum total debt leverage ratio, a minimum interest coverage ratio, a minimum tangible net worth and limitations on capital expenditures and dividends.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2006, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $49.1 million and $52.9 million, respectively, which exceeded the fair value of plan assets by $9.6 million and $52.9 million, respectively. As disclosed in Note 11 to the condensed consolidated financial statements, during the six months ended June 30, 2007, we contributed $5.4 million to our defined benefit pension plans and we do not currently plan to make any additional contributions in 2007. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. We are determining the impact that these new requirements will have on our cash flow; however, initial estimates indicate that our defined benefit pension plans will be fully funded by 2008. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plan is fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2007, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital leases from long-term debt	$123	$62	$61	$—	$—
Operating leases	13,748	1,786	3,216	3,579	5,167
Wheels and axles	115,197	30,605	66,152	18,440	—
Aluminum purchases	7,646	7,646	—	—	—

Total	$136,714	$40,099	$69,429	$22,019	$5,167

Wheel and axle purchase commitments consist of a non-cancelable agreement with one of our suppliers to purchase materials used in the manufacturing process. The quantity commitment is partially based on the aluminum coal car industry backlog published by the American Railway Car Institute and the pricing is based on the Producer Price Index. The estimated amounts above may vary based on the actual quantities and prices.

Aluminum purchase commitments consist of non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars.

The above table excludes $3.3 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at June 30, 2007.

Cash Flows

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	(4,118)	$82,110
Investing activities	(4,205)	(2,216)
Financing activities	(28,269)	1,449

Total	$(36,592)	$81,343

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

Our net cash used in operating activities for the six months ended June 30, 2007 was $4.1 million as compared to net cash generated by operating activities of $82.1 million for the six months ended June 30, 2006. The change in operating cash flows was primarily due to the decrease of $24.9 million in net income adjusted for non-cash items, a decrease of $61.3 million attributable to changes in the primary working capital accounts of accounts receivable and inventories, net of accounts payable, and reductions in income taxes payable and other accrued liabilities.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2007 was $4.2 million as compared to $2.2 million for the six months ended June 30, 2006. Net cash used in investing activities for the six months ended June 30, 2007 and 2006, consisted primarily of capital expenditures.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2007 was $28.3 million, which included $29.6 million of stock repurchases under our stock repurchase program and cash dividends paid to stockholders, partially offset by the issuance of common stock of $2.1 million. Net cash generated by financing activities for the six months ended June 30, 2006 was $1.4 million and included an excess tax benefit from stock-based compensation of $1.2 million and proceeds from the issuance of common stock of $1.0 million. The cash generated was partially offset by cash dividends paid to stockholders.

Capital Expenditures

Our capital expenditures were $4.2 million for the six months ended June 30, 2007 as compared to $2.2 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, $2.5 million of the $4.2 million was comprised of expenditures for facility upgrades in the first quarter of 2007 and purchases of machinery and equipment for our Roanoke, Virginia production facility, primarily as a result of our capacity expansion at the site. In addition, $0.7 million of the $4.2 million was comprised of expenditures during the second quarter of 2007 for a new car shop facility roof for our Danville, Illinois production facility. The remaining $1.0 million was comprised of general maintenance expenditures for machinery and equipment and facility upgrades.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $30.0 million sub-facility for letters of credit. As of June 30, 2007, there were no borrowings under the revolving credit facility and we had issued approximately $16.6 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, a majority of our contracts for railcars in our backlog at June 30, 2007, permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.

To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $220 per railcar, which, for the six months ended June 30, 2007, would have reduced income before income taxes by approximately $1.5 million.

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

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2006 annual report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2007	—	—	—	—
February 1 – February 28, 2007	—	—	—	—
March 1 – March 31, 2007	476,599	$49.22	476,599	$26,543,352

Total for quarter ended March 31, 2007	476,599	$49.22	476,599	$26,543,352

April 1 – April 30, 2007	—	—	—	$26,543,352
May 1 – May 31, 2007	11,446	$47.49	11,446	$25,999,782
June 1 – June 30, 2007	111,684	$50.33	111,684	$20,378,199

Total for quarter ended June 30, 2007	123,130	$50.07	123,130	$20,378,199

(1)	The Company’s stock repurchase program was approved by the Company’s Board of Directors and publicly announced on January 24, 2007. The program authorizes the repurchase of up to $50 million in shares of the Company’s common stock in open market purchases at prevailing prices.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 15, 2007. The purpose of the meeting was to consider and vote upon proposals to (i) elect two directors who were nominated for election as Class II directors to three-year terms and (ii) ratify the appointment of our independent registered public accounting firm for 2007. Of the 9,888,801 shares present by proxy, the following number of shares voted for, against or withheld and abstained.

1.	To elect two directors who have been nominated for election as Class II directors to three-year terms:

	Votes For	Votes Withheld
Christian Ragot	9,786,485	102,316
William D. Gehl	9,762,948	125,853

2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2007:

Votes For	Votes Against	Abstentions
9,773,875	61,653	53,273

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

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

FREIGHTCAR AMERICA, INC.

Date: August 8, 2007	By:	/s/ CHRISTIAN RAGOT
Christian Ragot, President and Chief Executive Officer

	By:	/s/ KEVIN P. BAGBY
Kevin P. Bagby, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.