Form 10-Q
period 2007-09-30
FreightCar America, Inc.
filed 2007-11-08
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51237
FREIGHTCAR AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1250
Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of October 31, 2007, there were 11,813,421 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$175,338	$212,026
Accounts receivable, net of allowance for doubtful accounts of $175 and $191, respectively	14,290	11,369
Inventories	64,144	106,643
Deferred income taxes and other current assets	15,542	13,507

Total current assets	269,314	343,545

Property, plant and equipment, net	27,732	25,905
Goodwill and intangible assets, net	26,751	27,194
Deferred income taxes and other assets	22,863	23,337

Total assets	$346,660	$419,981

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$44,528	$103,038
Income taxes payable	6,095	9,816
Accrued warranty	11,778	12,051
Other current liabilities	26,883	32,083

Total current liabilities	89,284	156,988

Accrued postretirement benefits, less current portion	50,075	49,455
Other long-term liabilities	7,982	9,669

Total liabilities	147,341	216,112

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 and 12,681,511 shares issued at September 30, 2007 and December 31, 2006, respectively	127	127
Additional paid in capital	98,547	99,981
Treasury stock, at cost, 918,257 shares at September 30, 2007	(43,597)	—
Accumulated other comprehensive loss	(25,214)	(26,774)
Retained earnings	169,456	130,535

Total stockholders’ equity	199,319	203,869

Total liabilities and stockholders’ equity	$346,660	$419,981

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Sales	$162,112	$395,759	$679,923	$1,053,969
Cost of sales	142,714	330,542	591,699	882,025

Gross profit	19,398	65,217	88,224	171,944
Selling, general and administrative expense (including non-cash stock-based compensation expense of $725, $457, $2,080 and $1,674, respectively)	7,565	8,585	26,535	25,113

Operating income	11,833	56,632	61,689	146,831
Interest income	(1,899)	(1,720)	(6,568)	(3,652)
Interest expense	138	94	352	262
Amortization of deferred financing costs	57	76	210	229

Income before income taxes	13,537	58,182	67,695	149,992
Income tax provision	4,856	21,388	24,609	55,224

Net income	$8,681	$36,794	$43,086	$94,768

Net income per common share — basic	$0.73	$2.92	$3.52	$7.54

Net income per common share — diluted	$0.73	$2.88	$3.49	$7.41

Weighted average common shares outstanding — basic	11,918,890	12,601,522	12,245,504	12,570,279

Weighted average common shares outstanding — diluted	11,955,827	12,782,562	12,332,345	12,780,828

Dividends declared per common share	$0.06	$0.03	$0.18	$0.09

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$43,086	$94,768
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	2,890	4,583
Other non-cash items	1,908	3,030
Stock-based compensation expense	2,080	1,674
Changes in operating assets and liabilities:
Accounts receivable	(2,921)	(9,499)
Inventories	39,877	(49,180)
Accounts payable	(57,603)	79,571
Income tax payable	(4,215)	5,339
Other accrued liabilities	(7,013)	(5,692)

Net cash flows provided by operating activities	18,089	124,594

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	—	1,082
Purchases of property, plant and equipment	(5,181)	(3,760)

Net cash flows used in investing activities	(5,181)	(2,678)

Cash flows from financing activities
Payments on long-term debt	(45)	(53)
Deferred financing costs paid	(211)	—
Stock repurchases	(50,000)	—
Issuance of common stock	2,089	1,044
Excess tax benefit from stock-based compensation	800	1,196
Cash dividends paid to stockholders	(2,229)	(1,135)

Net cash flows (used in) provided by financing activities	(49,596)	1,052

Net (decrease) increase in cash and cash equivalents	(36,688)	122,968
Cash and cash equivalents at beginning of period	212,026	61,737

Cash and cash equivalents at end of period	$175,338	$184,705

Supplemental cash flow information
Income taxes paid	$28,984	$45,771

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
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006.
Note 3 — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. If recognized, $1,454 of the gross unrecognized tax benefits would impact the Company’s effective tax rate. The amount of unrecognized tax benefits did not materially change as of September 30, 2007. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the condensed consolidated statements of operations. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of September 30, 2007. As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006. The Company operates in a number of state tax jurisdictions and generally is subject to state income tax examinations for the tax years 2003 through 2006, with limited exceptions in certain states that may require examinations for years prior to 2003.
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
Note 4 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30,	December 31,
	2007	2006
Raw materials and purchased components	$5,839	$70
Work in process	53,309	102,445
Finished new railcars	4,996	4,128

Total inventories	$64,144	$106,643

Note 5 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2007	2006
Land	$722	$722

Buildings and improvements	28,222	24,743
Machinery and equipment	39,918	36,098

Cost of buildings, improvements, machinery and equipment	68,140	60,841
Less: Accumulated depreciation and amortization	(42,817)	(40,397)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	25,323	20,444
Construction in process	1,687	4,739

Total property, plant and equipment, net	$27,732	$25,905

Note 6 — Goodwill and Intangible Assets
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

Intangible assets consist of the following:

	September 30,	December 31,
	2007	2006
Patents	$13,097	$13,097
Accumulated amortization	(7,867)	(7,424)

Patents, net of accumulated amortization	5,230	5,673
Goodwill	21,521	21,521

Total intangible assets	$26,751	$27,194

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 10 years. Amortization expense related to patents, which is included in cost of sales, was $148 for the three months ended September 30, 2007 and 2006, and $443 for the nine months ended September 30, 2007 and 2006. The Company estimates amortization expense for each of the four years in the period ending December 31, 2010 will be approximately $590 and for the year ending December 31, 2011 will be approximately $586.
Note 7 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$12,617	$10,551	$12,051	$7,878
Warranties issued during the period	680	1,422	2,779	4,499
Reductions for payments, cost of repairs and other	(1,519)	(402)	(3,052)	(806)

Balance at the end of the period	$11,778	$11,571	$11,778	$11,571

Note 8 — Revolving Credit Facility
On August 24, 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with LaSalle Bank National Association (“LaSalle”) and the lenders party thereto (collectively, the “Lenders”) amending and restating the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among the Company, LaSalle and the lenders party thereto (the “previous credit agreement”). The Revolving Credit Agreement consists of a total facility of $100,000 senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50,000 and (ii) a sub-facility for a swing line loan in an amount not to exceed $10,000. The amount available under revolving credit facility is based on the lesser of (i) $100,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory. The previous credit agreement had a total revolving credit facility of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. The previous credit agreement had a three-year term ending on April 11, 2008 and bore interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the previous credit agreement). Borrowings under the Revolving Credit Agreement are collateralized by substantially all of the assets of the Company. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As of September 30, 2007, the Company was in compliance with all covenant requirements under the Revolving Credit Agreement. As of September 30, 2007 and December 31, 2006, the Company had no borrowings under the revolving credit facility. The Company had $21,007 and $18,321 in outstanding letters of credit under the letter of credit sub-facility as of September 30, 2007 and December 31, 2006, respectively, and the ability to borrow $34,528 under the revolving credit facility as of September 30, 2007. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
Note 9 — Stock Repurchase Program
The Company’s stock repurchase program was approved by the Company’s Board of Directors in January 2007. The program authorizes the repurchase of up to $50,000 in shares in open market purchases at prevailing prices. The Company began repurchasing shares of its common stock in the open market beginning in March 2007 and completed purchasing shares under the stock repurchase program in August 2007. As of September 30, 2007, the Company had repurchased 1,048,300 shares of common stock for an aggregate of $50,000.
Note 10 — Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and the unrecognized pension and postretirement costs, which are shown net of tax.
Net income reported in the Condensed Consolidated Statement of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,681	$36,794	$43,086	$94,768
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	518	—	1,560	—

Total comprehensive income	$9,199	$36,794	$44,646	$94,768

Note 11 — Employee Benefit Plans
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
The components of net periodic benefit cost for the three months and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2007	2006	2007	2006
Service cost	$557	$625	$1,671	$1,876
Interest cost	693	658	2,078	1,973
Expected return on plan assets	(879)	(493)	(2,637)	(1,479)
Amortization of prior service cost	178	177	534	531
Amortization of unrecognized net loss	110	169	331	508

	$659	$1,136	$1,977	$3,409

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Postretirement Benefit Plan	2007	2006	2007	2006
Service cost	$170	$173	$512	$520
Interest cost	737	716	2,210	2,148
Amortization of prior service cost	431	409	1,293	1,226
Amortization of unrecognized net loss	94	126	281	379

	$1,432	$1,424	$4,296	$4,273

The Company made contributions to the Company’s defined benefit pension plans of $3,511 and $13,874 for the three months ended September 30, 2007 and 2006, respectively, and $5,373 and $16,721 for the nine months ended September 30, 2007 and 2006, respectively. Currently, the Company does not plan to make any additional contributions to its defined benefit pension plans in 2007. The Company made payments to the Company’s postretirement benefit plan of approximately $710 and $554 for the three months ended September 30, 2007 and 2006, respectively, and $2,103 and $2,302 for the nine months ended September 30, 2007 and 2006, respectively. Total payments to the Company’s postretirement benefit plan in 2007 are expected to be approximately $3,191. As of December 31, 2006, the Company’s benefit obligation under its defined benefit pension plans and its postretirement benefit plan were $49,065 and $52,936, respectively, which exceeded the fair value of plan assets by $9,576 and $52,936, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $286 and $423 for the three months ended September 30, 2007 and 2006, respectively, and $1,121 and $1,251 for the nine months ended September 30, 2007 and 2006, respectively.
Note 12 — Risks and Contingencies
The Company is involved in various warranty and repair claims and related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s financial position, results of operations or cash flows.
The Company has begun formal discussions with the union at its Johnstown, Pennsylvania manufacturing facility concerning possible labor cost reductions at the facility. The Company previously informed the union that labor costs at the facility are uncompetitive. It is unclear whether these discussions (known as “decisional bargaining”) will result in an agreement with the union on labor cost reductions. If no such agreement is reached, then the Company will have to consider the possibility of closing the Johnstown facility, which may result in charges that would have a material adverse effect on its results of operations.
On August 15, 2007 a lawsuit was filed against the Company in the U.S. District Court for the Western District of Pennsylvania by Samuel W. Pollak, Jr. and Robert A. Hayden, Jr. (subsequently amended to Kenneth J. Sowers, Anthony J. Zanghi and Robert A. Hayden, Jr.), on behalf of themselves and others similarly situated. The plaintiffs are employees at the Company’s Johnstown, Pennsylvania manufacturing facility and allege that they and other workers at the facility were laid off by the Company to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring the Company to return the laid-off employees to work. The Company disputes the plaintiffs’ allegations in this action and intends to vigorously defend itself against these claims. While the ultimate outcome of this lawsuit cannot be determined at this time, it is the opinion of management that its resolution will not have a material adverse effect on the Company’s financial condition or results of operations.
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

Note 13 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	11,918,890	12,601,522	12,245,504	12,570,279
Dilutive effect of employee stock options and nonvested share awards	36,937	181,040	86,841	210,549

Weighted average diluted common shares outstanding	11,955,827	12,782,562	12,332,345	12,780,828

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2007, there were 10,000 shares of stock options and 10,000 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. For the nine months ended September 30, 2007, there were 10,000 shares of stock options and 77,746 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.
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
We have begun formal discussions with the union at our Johnstown, Pennsylvania manufacturing facility concerning possible labor cost reductions at the facility. We previously informed the union that labor costs at the facility are uncompetitive. It is unclear whether these discussions (known as “decisional bargaining”) will result in an agreement with the union on labor cost reductions. If no such agreement is reached, then we will have to consider the possibility of closing the Johnstown facility, which may result in charges that would have a material adverse effect on our results of operations.
During the three months ended September 30, 2007, we delivered 1,921 railcars, compared to our delivery of 5,027 new railcars during the three months ended September 30, 2006. Our total backlog of firm orders was 4,930 units at September 30, 2007, compared with 5,589 units at June 30, 2007 and 12,176 units at September 30, 2006. While our backlog declined during the third quarter of 2007, orders in the railcar industry tend to be uneven and our long-term business prospects remain positive. The backlog as of September 30, 2007 represents estimated sales of $391 million, while the backlog as of September 30, 2006 represented estimated sales of $866 million.
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
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components, while below their historical highs, remain at relatively high levels when compared with prior years. Notwithstanding fluctuations in the cost of raw materials, a majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to a majority of our railcar deliveries in the three months ended September 30, 2007.
Our stock repurchase program was approved by the Board of Directors in January 2007. The program authorizes the repurchase of up to $50 million in shares in open market purchases at prevailing prices. We began repurchasing shares of our common stock in the open market during the first quarter of 2007. As of September 30, 2007, we have completed our stock repurchases under the program. We have repurchased 1,048,300 shares of common stock for an aggregate of $50 million.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
Sales
Our sales for the three months ended September 30, 2007 were $162.1 million as compared to $395.8 million for the three months ended September 30, 2006, representing a decrease of $233.7 million. The decrease in sales was primarily due to lower industry volumes, lower demand for coal cars and a more competitive pricing environment. Revenues from our BethGon II®, AutoFlood III™ and other coal-carrying railcars comprised 92.0% of our total revenues for the three months ended September 30, 2007 compared to 94.8% of total revenues for the three months ended September 30, 2006.
Gross Profit
Gross profit for the three months ended September 30, 2007 was $19.4 million as compared to $65.2 million for the three months ended September 30, 2006, representing a decrease of $45.8 million. The decrease in gross profit was primarily due to lower industry volumes, lower demand for coal cars, a more competitive pricing environment and higher conversion spending costs. Gross profit as a percentage of sales for the three months ended September 30, 2007 was 12.0% compared to 16.5% during the same period a year ago, reflecting a less favorable product mix. For the three months ended September 30, 2007, we were able to pass on increases in raw material costs to our customers with respect to a majority of our railcar deliveries. In addition, gross profit for the three months ended September 30, 2007 was adversely impacted by the significantly reduced operations of our Johnstown, Pennsylvania manufacturing facility for a portion of the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2007 were $7.6 million compared to $8.6 million for the three months ended September 30, 2006, representing a decrease of $1.0 million. Selling, general and administrative expenses were 4.7% of our sales for the three months ended September 30, 2007 compared to 2.2% for the three months ended September 30, 2006. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in outside professional service costs.
Interest Expense/Income
Total interest expense for the three months ended September 30, 2007 and 2006, was $0.2 million. For the three months ended September 30, 2007 and 2006, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the three months ended September 30, 2007 was $1.9 million, compared to $1.7 million for the three months ended September 30, 2006. Interest income represents income earned on short-term investments of our average cash balances, which increased compared to the three months ended September 30, 2006.

Income Taxes
The provision for income taxes was $4.9 million for the three months ended September 30, 2007, as compared to a provision of $21.4 million for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was 35.9% compared to 36.8% for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was higher than the statutory U.S. federal income tax rate of 35.0% due to the addition of a 2.9% blended state rate and a 0.3% effect from other differences, less a 2.3% effect for the domestic manufacturing deduction. The effective tax rate for the three months ended September 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.4% blended state rate less a 1.0% effect for domestic manufacturing deductions and less a 0.6% effect for other permanent differences.
Net Income
As a result of the foregoing, net income was $8.7 million for the three months ended September 30, 2007, reflecting a decrease of $28.1 million from net income of $36.8 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, our basic and diluted net income per share was $0.73 on basic and diluted shares outstanding of 11,918,890 and 11,955,827, respectively. For the three months ended September 30, 2006, our basic and diluted net income per share was $2.92 and $2.88, respectively, on basic and diluted shares outstanding of 12,601,522 and 12,782,562, respectively.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
Sales
Our sales for the nine months ended September 30, 2007 were $679.9 million as compared to $1,054.0 million for the nine months ended September 30, 2006, representing a decrease of $374.1 million. Units delivered during the nine months ended September 30, 2007 were 8,677 units compared to 13,704 units for the nine months ended September 30, 2006. The decrease in sales was primarily due to lower industry volumes and lower demand for coal cars. Revenues from our BethGon II, AutoFlood III and other coal-carrying railcars comprised 95.0% of our total revenues for the nine months ended September 30, 2007 compared to 97.4% of total revenues for the nine months ended September 30, 2006.
Gross Profit
Gross profit for the nine months ended September 30, 2007 was $88.2 million as compared to $171.9 million for the nine months ended September 30, 2006, representing a decrease of $83.7 million. The decrease in gross profit was primarily due to lower industry volumes, lower demand for coal cars and a less favorable product mix. For the nine months ended September 30, 2007, we were able to pass on increases in raw material costs to our customers with respect to a majority of our railcar deliveries. In addition, gross profit for the nine months ended September 30, 2007 was adversely impacted by the significantly reduced operations of our Johnstown, Pennsylvania manufacturing facility for a portion of the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007 were $26.5 million compared to $25.1 million for the nine months ended September 30, 2006, representing an increase of $1.4 million. Selling, general and administrative expenses were 3.9% of our sales for the nine months ended September 30, 2007 compared to 2.4% for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses is primarily attributable to management transition expenses of $1.8 million and an increased investment in product development programs of $1.0 million, partially offset by a decrease in outside professional service costs of $1.6 million.
Interest Expense/Income
Total interest expense for the nine months ended September 30, 2007 was $0.6 million compared to $0.5 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the nine months ended September 30, 2007 was $6.6 million, compared to $3.7 million for the nine months ended September 30, 2006. Interest income represents income earned on short-term investments of our average cash balances, which increased compared to the nine months ended September 30, 2006.

Income Taxes
The provision for income taxes was $24.6 million for the nine months ended September 30, 2007, as compared to a provision of $55.2 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 36.4% compared to 36.8% for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.3% blended state rate and a 0.1% effect from other differences, less a 2.0% effect for the domestic manufacturing deduction. The effective tax rate for the nine months ended September 30, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.6% blended state rate less a 1.0% effect for domestic manufacturing deductions and a 0.8% effect for other permanent differences.
Net Income
As a result of the foregoing, net income was $43.1 million for the nine months ended September 30, 2007, reflecting a decrease of $51.7 million from net income of $94.8 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our basic and diluted net income per share was $3.52 and $3.49, respectively, on basic and diluted shares outstanding of 12,245,504 and 12,332,345, respectively. For the nine months ended September 30, 2006, our basic and diluted net income per share was $7.54 and $7.41, respectively, on basic and diluted shares outstanding of 12,570,279 and 12,780,828, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the nine months ended September 30, 2007 was our cash generated by cash flows from operations in current and prior periods. For the nine months ended September 30, 2006, our primary source of liquidity was provided by cash flows generated from operations. From the nine months ended September 30, 2006 to the nine months ended September 30, 2007, the change in net cash provided by operating activities was a decrease of $106.5 million. See “Cash Flows.”
On August 24, 2007, we entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with LaSalle Bank National Association (“LaSalle”) and the lenders party thereto (collectively, the “Lenders”) amending and restating the terms of our revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among us, LaSalle and the lenders party thereto (the “previous credit agreement”). The Revolving Credit Agreement consists of a total facility of a $100.0 million senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million and (ii) a sub-facility for a swing line loan in an amount not to exceed $10.0 million. The amount available under revolving credit facility is based on the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory. The previous credit agreement had a total revolving credit facility of the lesser of (i) $50.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30.0 million.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. The previous credit agreement had a three-year term ending on April 11, 2008 and bore interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on our ratio of consolidated senior debt to consolidated EBITDA (as defined in the previous credit agreement). Borrowings under the Revolving Credit Agreement are collateralized by substantially all of our assets. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As of September 30, 2007, we were in compliance with all covenant requirements under the Revolving Credit Agreement. As of September 30, 2007 and December 31, 2006, we had no borrowings under the revolving credit facility. We had $21.0 million and $18.3 million in outstanding letters of credit under the letter of credit sub-facility as of September 30, 2007 and December 31, 2006, respectively, and the ability to borrow $34.5 million under the revolving credit facility as of September 30, 2007. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to us without restriction.
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for the remainder of 2007 and 2008. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements to maximize our low-cost production capacity. We are exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on the pension plans’ assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2006, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $49.1 million and $52.9 million, respectively, which exceeded the fair value of plan assets by $9.6 million and $52.9 million, respectively. As disclosed in Note 11 to the condensed consolidated financial statements, during the nine months ended September 30, 2007, we contributed $5.4 million to our defined benefit pension plans and we do not currently plan to make any additional contributions in 2007. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. We are determining the impact that these new requirements will have on our cash flow; however, initial estimates indicate that our defined benefit pension plans will be fully funded by 2008. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in the plans’ liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
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

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2007, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Capital leases from long-term debt	$108	$53	$55	$—	$—
Operating leases	13,285	1,737	3,240	3,597	4,711
Wheels and axles	101,313	23,987	68,106	9,220	—
Aluminum purchases	5,110	5,110	—	—	—

Total	$119,816	$30,887	$71,401	$12,817	$4,711

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
The above table excludes $3.4 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at September 30, 2007.
Cash Flows
The following table summarizes our net cash used in or provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$18,089	$124,594
Investing activities	(5,181)	(2,678)
Financing activities	(49,596)	1,052

Total	$(36,688)	$122,968

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
Our net cash used in operating activities for the nine months ended September 30, 2007 was $18.1 million, as compared to net cash generated by operating activities of $124.6 million for the nine months ended September 30, 2006. The change in operating cash flows was primarily due to the decrease of $54.1 million in net income adjusted for non-cash items and a decrease of $52.4 million attributable to changes in the primary working capital accounts of accounts receivable and inventories, net of accounts payable and due to reductions in income taxes payable and other accrued liabilities.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2007 was $5.2 million as compared to $2.7 million for the nine months ended September 30, 2006. Net cash used in investing activities for the nine months ended September 30, 2007 and 2006, consisted primarily of capital expenditures.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2007 was $49.6 million, which included $50.0 million of stock repurchases under our stock repurchase program and cash dividends of $2.2 million paid to stockholders, partially offset by the issuance of common stock of $2.1 million. Net cash generated by financing activities for the nine months ended September 30, 2006 was $1.1 million and included an excess tax benefit from stock-based compensation of $1.2 million and proceeds from the issuance of common stock of $1.0 million. This cash generated was partially offset by cash dividends paid to stockholders of $1.1 million.
Capital Expenditures
Our capital expenditures were $5.2 million for the nine months ended September 30, 2007 as compared to $3.8 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, $2.5 million of the $5.2 million was comprised of expenditures for first quarter 2007 facility upgrades and machinery and equipment. In addition, $0.7 million of the $5.2 million was comprised of second quarter 2007 expenditures for facility upgrades at our Danville, Illinois production facility. The remaining $2.0 million was comprised of machinery and equipment and facility upgrades.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $100 million revolving credit facility which provides for financing of our working capital requirements and contains a $50.0 million sub-facility for letters of credit and a $10 million sub-facility for a swing line loan. As of September 30, 2007, there were no borrowings under the revolving credit facility and we had issued approximately $21.0 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Given the significant increases in the price of raw materials since November 2003, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. Instead, we have either renegotiated existing contracts or entered into new contracts with a majority of our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. As a result, a majority of our contracts for railcars in our backlog at September 30, 2007, permit us to pass through charges related to increases in the cost of raw materials to our customers. However, we may not always be able to pass on these increases in the future. In particular, when raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows. In the event that we are able to increase the prices of our railcars, any such price increases may reduce demand for our railcars. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $217 per railcar, which, for the nine months ended September 30, 2007, would have reduced income before income taxes by approximately $1.8 million.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On August 15, 2007 a lawsuit was filed against the Company in the U.S. District Court for the Western District of Pennsylvania by Samuel W. Pollak, Jr. and Robert A. Hayden, Jr. (subsequently amended to Kenneth J. Sowers, Anthony J. Zanghi and Robert A. Hayden, Jr.), on behalf of themselves and others similarly situated. The plaintiffs are employees at our Johnstown, Pennsylvania manufacturing facility and allege that they and other workers at the facility were laid off by the Company to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring us to return the laid-off employees to work. The Company disputes the plaintiffs’ allegations in this action and intends to vigorously defend itself against these claims. While the ultimate outcome of this lawsuit cannot be determined at this time, it is the opinion of management that its resolution will not have a material adverse effect on our financial condition or results of operations.
In addition to the foregoing, we are involved in certain threatened and pending legal proceedings, including workers’ compensation and employee matters arising out of the conduct of our business. We are also involved in various warranty and repair claims and related threatened and pending legal proceedings with our customers in the normal course of business. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2006 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities:

			Total	Maximum
			Number of	Number
			Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares that
	Total	Average	Publicly	May Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs (1)
January 1 - January 31, 2007	—	—	—	—
February 1 - February 28, 2007	—	—	—	—
March 1 - March 31, 2007	476,599	$49.22	476,599	$26,543,352

Total for quarter ended March 31, 2007	476,599	$49.22	476,599	$26,543,352

April 1 - April 30, 2007	—	—	—	$26,543,352
May 1 - May 31, 2007	11,446	$47.49	11,446	$25,999,782
June 1 - June 30, 2007	111,684	$50.33	111,684	$20,378,199

Total for quarter ended June 30, 2007	123,130	$50.07	123,130	$20,378,199

July 1 - July 31, 2007	99,124	$51.51	99,124	$15,272,407
August 1 - August 31, 2007	349,447	$43.70	349,447	—
September 1 - September 30, 2007	—	—	—	—

Total for quarter ended September 30, 2007	448,571	$45.43	448,571	—

(1)	The Company’s stock repurchase program was approved by the Company’s Board of Directors and publicly announced on January 24, 2007. The program authorized the repurchase of up to $50 million in shares of the Company’s common stock in open market purchases at prevailing prices.
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

FREIGHTCAR AMERICA, INC.
Date: November 8, 2007	By:	/s/ CHRISTIAN RAGOT
Christian Ragot, President and
Chief Executive Officer

	By:	/s/ KEVIN P. BAGBY
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