Form 10-K
period 2007-12-31
FreightCar America, Inc.
filed 2008-03-12
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51237
FREIGHTCAR AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) Two North Riverside Plaza, Suite 1250, Chicago, Illinois (Address of principal executive offices)	25-1837219 (I.R.S. Employer Identification No.) 60606 (Zip Code)
(800) 458-2235
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 was $582.3 million, based on the closing price of $47.84 per share on the Nasdaq Global Market.
     As of March 7, 2008, there were 11,854,846 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K

Portions of the registrant’s definitive Proxy Statement
for the 2008 annual meeting of stockholders to be filed
pursuant to Regulation 14A within 120 days of the end of
the registrant’s fiscal year ended December 31, 2007	Part III

FREIGHTCAR AMERICA, INC.

PART I
Item 1. Business.
OVERVIEW
We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of aluminum-bodied coal-carrying railcars, which represented 86% of our deliveries of railcars in 2007 and 96% of our deliveries of railcars in 2006, while the balance of our production consisted of a broad spectrum of railcar types, including aluminum-bodied and steel-bodied railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.
We are the leading North American manufacturer of coal-carrying railcars. We estimate that we have manufactured 80% of the coal-carrying railcars delivered over the three years ended December 31, 2007 in the North American market. Our BethGon® railcar has been the leading aluminum-bodied coal-carrying railcar sold in North America for nearly 20 years. Over the last 25 years, we believe we have built and introduced more types of coal-carrying railcars than all other manufacturers in North America combined.
Our facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. Each of our facilities has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We commenced operations at our leased manufacturing facility in Roanoke, Virginia in December 2004, and we delivered the first railcar manufactured at the Roanoke facility during the second quarter of 2005.
Our primary customers are shippers, railroads and financial institutions, which represented 51%, 27% and 21%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2007. In the year ended December 31, 2007, we delivered 10,282 new railcars, including 8,821 aluminum-bodied coal-carrying railcars. Our total backlog of firm orders for new railcars decreased from 9,315 railcars as of December 31, 2006 to 5,399 railcars as of December 31, 2007, representing estimated sales of $697 million and $422 million as of December 31, 2006 and 2007, respectively, attributable to such backlog.
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
•	BethGon Series. The BethGon is the leader in the aluminum-bodied coal-carrying gondola railcar segment. We believe the BethGon railcar can carry more coal than traditional gondola railcars. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal-carrying railcar in North America. The BethGon railcar represented 57%, 45% and 33% of all the railcars we delivered in 2007, 2006 and 2005, respectively, and 52%, 41% and 28% of total revenue in 2007, 2006 and 2005, respectively. We have continuously improved the BethGon’s design since we began making this railcar. The improvements have been aimed at increasing carrying capacity and reducing weight while maintaining structural integrity. In 1986, we introduced the use of aluminum construction. The use of aluminum lowered each railcar’s weight from approximately 60,000 pounds to approximately 42,000 pounds. We believe the new design increased hauling capacity by approximately nine tons per railcar over traditional flat-bottomed gondolas and lowered the railcar’s center of gravity, providing a smoother ride with less wear on the railcar. In 1994, we introduced a higher payload aluminum gondola coal-carrying railcar, called the AeroFlo™ BethGon, which had redesigned sides for improved aerodynamics and greater fuel efficiency. In 2001, we introduced a new gondola coal-carrying railcar, the BethGon II, which has a lighter weight, higher capacity and increased durability suitable for long-haul coal-carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and improve its reliability.

•	AutoFlood Series. Our aluminum open-top hopper railcar, the AutoFlood, is a five-pocket coal-carrying railcar equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and, in 1996, we introduced the AutoFlood II™. The AutoFlood II has smooth exterior sides that we believe maximize loading capacity and increase efficiency by reducing wind drag. The AutoFlood II’s automatic rapid discharge system, the MegaFlo™ door system, incorporates a patented mechanism that uses an over-center locking design, enabling the cargo door to close with tension rather than by compression. The MegaFlo door system, which opens to its full width in only two seconds, provides a door opening which we believe is significantly wider than any competing door system and does not require periodic door adjustments. In addition, the MegaFlo door system design reduces wear on the railcar. In 2002, we introduced the AutoFlood III™, which has a smooth interior side that maintains the features of the MegaFlo door system while improving the railcar’s flow characteristics for coal types that are difficult to unload. AutoFlood railcars can be equipped with rotary couplers to also permit rotary unloading. In 2007, our production of the AutoFlood III represented 19% of the total deliveries in the coal-carrying railcar market and 33% of the coal-carrying railcars we produced. The AutoFlood series represented 28%, 51% and 57% of all the railcars we delivered in 2007, 2006 and 2005, respectively, and 31%, 54% and 58% of total revenue in 2007, 2006 and 2005, respectively.

•	Other Coal-Carrying Railcars. We also manufacture a variety of other types of aluminum and steel-bodied coal-carrying railcars, including triple hopper, hybrid aluminum/stainless steel and flat bottom gondola railcars.

Our portfolio of other railcar types that we offer includes:
•	Aluminum Vehicle Carrier. In 2000, we designed and introduced our aluminum vehicle-carrying railcar, combining our expertise with aluminum-bodied railcars and our experience in building flat railcars. Our first aluminum vehicle carrier railcar design, the AVC™, has a lightweight, integrated design and is used to transport automobiles, commercial and conversion vans, pickup trucks and sport utility vehicles from assembly plants and ports to rail distribution centers. An aluminum body eliminates the need to paint the railcar during its expected lifetime. Our design helps to ensure that vehicles are delivered damage-free. AVCs are purchased by financial institutions, shippers and railroads. We had our first sale of the AVC in 2003.
•	Articulated Bulk Container Railcar. Our articulated bulk container railcar has high strength and capacity and is designed to carry dense bulk products up to 59,000 pounds in 20 foot containers. We sell our articulated bulk container railcars primarily to shippers of high-density waste.
•	Intermodal Double Stack Railcar. Our intermodal double stack railcar is used to transport containers that may also be transported by truck or ship, allowing cargo to be transported through different modes without loading and unloading of the containers.
•	Small Covered Hopper Railcar. Our small covered hopper railcar is used to transport high-density products such as roofing granules, fly ash, sand and cement. This railcar features our patented one-piece cold-rolled center sill, 30-inch diameter hatch covers and bottom-unloading outlets.
•	Mill Gondola Railcar. Our mill gondola railcar is used to transport steel products and scrap and features our patented one-piece cold-rolled center sill, cast draft sills, pinned side-to-end connections and a choice of welded or riveted sides.
•	Slab Railcar. We believe that our slab railcar is the first railcar manufactured specifically to transport steel slabs. The slab railcar is a spine-type flat railcar that is approximately 20,000 pounds lighter than a standard mill gondola railcar that is also used to transport steel slabs, allowing customers to haul more steel slabs per railcar and more railcars in a train.
•	Coil Steel Railcar. Our coil steel railcar has a transverse trough design that allows easy loading or unloading using overhead cranes or forklifts. This feature allows railroads to compete with truck haulage for the transportation of steel coils.
•	Flat Railcar. We produce a variety of standard and heavy-duty flat railcars that can carry a variety of products, including machinery and equipment, steel and other bulky industrial products. Our high capacity flat railcar is used to transport, among other things, electrical transformers and generators.
•	Bulkhead Flat Railcar. Our bulkhead flat railcar has end bulkheads designed to retain the load, which can include forest products, steel and structural components.
•	Hybrid Center Beam Flat Railcar. Our FleXibeam™ center beam flat railcar is used to haul forest products, such as plywood, oriented strand board and dimensional lumber, and steel products, such as structural steel and pipe. The FleXibeam hauls approximately 14,000 pounds of additional product than a conventional center beam flat railcar, and its short high-strength center beam partition allows easy loading of steel and other products with overhead cranes.
•	Woodchip Gondola Railcar. Our woodchip gondola railcar is used to haul woodchips and municipal waste or other high-volume, low-density commodities. It has rotary couplers and incorporates our patented one-piece cold-rolled center sill and tub design.
•	Other Open-Top Hopper Railcars. We offer a variety of open-top hopper railcar designs to carry aggregates, iron ore, taconite pellets, petroleum coke and other bulk commodities. These railcars represented 8% and 4% of our railcar deliveries and total revenue in 2007 and 2006, respectively.

•	International Railcar Designs. We have established a licensing arrangement with a railcar manufacturer in Brazil pursuant to which our technology is used to produce various types of railcars in Brazil. In addition, we manufacture coal-carrying railcars for export to Latin America and have manufactured intermodal railcars for export to the Middle East. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales. We are also exploring opportunities in other international markets.
•	Spare Parts. We sell replacement parts for our railcars and railcars built by others.
We have added 16 new or redesigned products to our portfolio in the last five years, including the AVC, slab railcar, coil steel railcar, triple hopper railcars and hybrid aluminum/stainless steel railcars. We expect to continue introducing new or redesigned products.
MANUFACTURING
We operate railcar production facilities in Danville, Illinois, Johnstown, Pennsylvania, and Roanoke, Virginia. Our Danville, Johnstown and Roanoke facilities are each certified or approved for certification by the Association of American Railroads, or the AAR, which sets railcar manufacturing industry standards for quality control.
In December 2007, we announced that we planned to close our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of maintaining our competitive position by optimizing production at our low-cost facilities and continuing our focus on cost control.
Our manufacturing process involves four basic steps: fabrication, assembly, finishing and inspection. Each of our facilities has numerous checkpoints at which we inspect products to maintain quality control, a process that our operations management continuously monitors. In our fabrication processes, we employ standard metal working tools, many of which are computer controlled. Each assembly line typically involves 15 to 20 manufacturing positions, depending on the complexity of the particular railcar design. We use mechanical fastening in the fitting and assembly of our aluminum-bodied railcar parts, while we typically use welding for the assembly of our steel-bodied railcars. For aluminum-bodied railcars, we begin the finishing process by cleaning the railcar’s surface and then applying the decals. In the case of steel-bodied railcars, we begin the finishing process by blasting the surface area of the railcar and then painting it. We use water-based paints to reduce the emission of volatile organic compounds, and we meet state and U.S. federal regulations for control of emissions and disposal of hazardous materials. Once we have completed the finishing process, our employees, along with representatives of the customer purchasing the particular railcars, inspect all railcars for adherence to specifications.
We have focused on making our manufacturing facilities more flexible and cost-efficient while at the same time reducing product change-over times and improving product quality. We developed many of these improvements with the participation of our manufacturing employees, management and customers. We have implemented manufacturing concepts, whereby various manufacturing steps are accomplished in one location within the facility to eliminate unnecessary movement of parts within the facility, improve production rates and reduce inventories. These improvements are intended to provide us with increased flexibility in scheduling the production of orders and to minimize down time resulting from railcar type change-overs, thereby increasing the efficiency and lowering the cost of our manufacturing operations.
CUSTOMERS
We have strong long-term relationships with many large purchasers of railcars. Long-term customer relationships are particularly important in the railcar industry, given the limited number of buyers of railcars.
Our customer base consists mostly of North American financial institutions, shippers and railroads. We believe that our customers’ preference for reliable, high-quality products, the relatively high cost for customers to switch manufacturers, our technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.
In 2007, revenue from three customers, Burlington Northern Santa Fe Railway Company, Norfolk Southern Corporation, and TXU Energy, accounted for approximately 15%, 11% and 11% of total revenue, respectively. In 2007, sales to our top ten customers accounted for approximately 82% of total revenue. Our sales to customers outside the United States were $86.0 million in 2007. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.
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
RESEARCH AND DEVELOPMENT
Our railcar research and development activities provide us with an important competitive advantage. We believe that we are a leader in introducing new and improved railcar designs that respond to the needs of our customers. Railcar designs have been historically slow to change in our industry. We have introduced 16 new railcar designs or product-line extensions in the last five years. Our research and development team, working within our engineering group, is dedicated to the design of new products. In addition, the team continuously identifies design upgrades for our existing railcars, which we implement as part of our effort to reduce costs and improve quality. We introduce new railcar designs as a result of a combination of customer feedback and close observation of market demand trends. Our engineers use current modeling software and three-dimensional modeling technology to assist with product design. New product designs are tested for compliance with AAR standards prior to introduction. Costs associated with research and development are expensed as incurred and totaled $2.0 million, $0.9 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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

	Year Ended December 31,
	2007	2006	2005

Railcar backlog at start of period	9,315	20,729	11,397
New railcars delivered	(10,282)	(18,764)	(13,031)
New railcar orders	6,366	7,350	22,363

Railcar backlog at end of period	5,399	9,315	20,729

Estimated backlog at end of period (in thousands)(1)	$422,054	$697,054	$1,412,424

(1)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials.
We expect that all of our reported backlog as of December 31, 2007 will be converted to sales by the end of 2008. However, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk Factors—Risks Related to Our Business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.” We currently do not have any backlog for rebuilt railcars.
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
Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its American Steel Foundries subsidiary, wheels through its Griffin Wheel Company subsidiary, draft components through its Keystone subsidiary and bearings through its Brenco subsidiary. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our cold-rolled center sills, which were used in 96% and 100% of our railcars produced in 2007 and 2006, respectively. Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”
Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 200 suppliers. No single supplier accounted for more than 28% and 25% of our total purchases in 2007 and 2006, respectively. Our top ten suppliers accounted for 67% and 65% of our total purchases in 2007 and 2006, respectively.
COMPETITION
We operate in a highly competitive marketplace. Competition is based on price, product design, reputation for product quality, reliability of delivery and customer service and support.
We have four principal competitors in the North American railcar market that primarily manufacture railcars for third-party customers, which are Trinity Industries, Inc., National Steel Car Limited, The Greenbrier Companies, Inc. and American Railcar Industries, Inc. Trinity Industries is our only current competitor in the North American aluminum-bodied coal-carrying railcar market.
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
EMPLOYEES
As of December 31, 2007, we had 576 employees, of whom 168 were salaried and 408 were hourly wage earners. As of December 31, 2007, approximately 300, or 52%, of our employees were members of unions.
As described in Note 16 to the consolidated financial statements, we are involved in a class action lawsuit with certain members of the United Steelworkers of America. The union which as of December 31, 2007, represents approximately 87% of the workers at our Johnstown manufacturing facility has also filed grievance proceedings with us. While we consider relations with our employees to be good at our other facilities, they may not remain that way. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”
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
ENVIRONMENTAL MATTERS
We are subject to comprehensive federal, state, local and international environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials, or otherwise relating to the protection of human health and the environment. These laws and regulations not only expose us to liability for our own negligent acts, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time these actions were taken. In addition, these laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under the common law.
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
Future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial condition and operations. In addition, we have in the past conducted investigation and remediation activities at properties that we own to address historic contamination. To date, such costs have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of historic contamination or the release of hazardous substances into the environment could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.
In addition to environmental laws, the transportation of commodities by railcar raises potential risks in the event of a derailment or other accident. Generally, liability under existing law in the United States for a derailment or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar or its components. However, for the shipment of certain hazardous commodities, strict liability concepts may apply.
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
Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 railcars in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. Industry-wide railcar deliveries again peaked in 2006 with deliveries of 74,729 before declining to 63,156 in 2007. Our railcar production trended downward from 18,764 in 2006 to 10,282 in 2007. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.
The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.
The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased in 2005, 2006 and 2007 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our materials may also fluctuate depending on supply and demand for the material or governmental regulation relating to the material, including regulation relating to the importation of the material.
We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.
Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 52% of our total sales for the five-year period. In

2007, sales to our top three customers accounted for approximately 15%, 11% and 11%, respectively, of our total sales. In 2006, sales to our top three customers accounted for approximately 12%, 11% and 9%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results.
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
We rely upon third-party suppliers for wheels and other components for our railcars. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the years ended December 31, 2005, 2006 and 2007. While the availability of railcar components continued to improve during 2007, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Suppliers of railcar components may be unable to meet the short-term or longer-term demand of our industry for wheel and other railcar components. In the event that any of our suppliers of railcar components were to stop or reduce the production of wheels or the other railcar components that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. We have in the past experienced challenges sourcing these railcar components to meet our increasing production requirements. Our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources for these components, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and our operating results may be significantly affected. In an effort to secure a supply of wheels, we have developed foreign sources that require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, a particular supplier, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for wheels or other railcar components than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, financial condition and operating results.
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
Coal-carrying railcars are our primary railcar type, representing 85% and 95% of our sales in 2007 and 2006, respectively, and 88% and 96% of the total railcars that we delivered in 2007 and 2006, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal-carrying railcar lines, to select an alternative energy source to coal, thereby reducing the strength of the market for coal-carrying railcars. For example, if utility companies were to begin preferring oil instead of coal as an energy source, demand for our coal-carrying railcar lines would decrease and our operating results may be negatively affected.
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
We rely upon a single supplier to manufacture all of our cold-rolled center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Substantially all of the railcars that we produced in 2007 and 2006 were manufactured using this cold-rolled center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our cold-rolled center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our cold-rolled center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our cold-rolled center sills than we currently pay. The prices for our cold-rolled center sills may also be impacted by the rising cost of steel and all other materials used in the production of our cold-rolled center sills. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition and results of operations.

Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.
We have production facilities in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. An interruption in production capabilities at these facilities, as a result of equipment failure or other reasons, could reduce or prevent the production of our railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.
An increase in health care costs could adversely affect our results of operations.
The cost of health care benefits in the United States has increased significantly, leading to higher costs for us to provide health care benefits to our active and retired employees, and we expect these costs to increase in the future. If these costs continue to rise, our results of operations will be adversely affected. We are unable to limit our costs by changing or eliminating coverage under our employee benefit plans because a significant majority of our employee benefits are governed by union agreements. For example, as of December 31, 2007, our postretirement benefit obligation was $53.1 million, all of which is unfunded. Although the Johnstown settlement during 2003 limits our future liabilities for health care coverage for our retired unionized Johnstown employees, we will continue to fund 100% of the health care coverage costs of our active employees. If our costs under our employee benefit plans for active employees exceed our projections, our business and financial results could be materially adversely affected.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.
As of December 31, 2007, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $10.4 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to decrease. Further, additional benefit obligations were added to our existing defined benefit pension plans on November 15, 2004 as a result of the Johnstown settlement during 2003 and in December 2007 as a result of plan curtailment and special termination benefit costs (as described in Note 3 and Note 13 to the Consolidated Financial Statements). We made contributions to our pension plans of $5.4 million during the year ended December 31, 2007. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.
The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.
We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us, that have not been recognized as sales. In this report on Form 10-K, we have disclosed our backlog, or the number of railcars for which we have purchase orders, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. For example, we rely on third-party suppliers for heavy castings, wheels and components for our railcars and if these third parties were to stop or reduce their supply of heavy castings, wheels and other components, our actual sales would fall short of the estimated sales value attributed to our backlog. Also, customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Furthermore, any contract included in our reported backlog that actually generates sales may not be profitable.

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
On August 15, 2007, a lawsuit was filed against us in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) on behalf of themselves and others similarly situated. The plaintiffs are employees at our Johnstown, Pennsylvania, manufacturing facility and allege that they and other workers at the facility were laid off to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring us to return the laid-off employees to work. On January 11, 2008, the District Court issued a preliminary injunction directing us to reinstate certain of the laid-off employees for pension purposes, pending further proceedings in the lawsuit. We appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit and asked the District Court to stay the preliminary injunction pending the appeal. On February 11, 2008 the District Court denied our request to stay the preliminary injunction, but on March 4, 2008 the Court of Appeals granted a stay of the preliminary injunction pending the appeal. The Court of Appeals order says that while the appeal is pending, we cannot take any action, including closing the Johnstown plant, that would preclude the plaintiffs from qualifying for the pensions at issue in the lawsuit. The ultimate outcome of this lawsuit cannot be determined at this time, and we are unable at present to assess whether its resolution would have a material adverse effect on our financial condition, results of operations or cash flows.
On April 1, 2007, the USWA filed a grievance (No. 07 054) on behalf of certain workers at our Johnstown manufacturing facility, alleging that we had violated the collective bargaining agreement (the “CBA”). Under the CBA, until May 15, 2008 we are to provide at least 40 hours of work per week to employees with 20 or more years of service. We have provided such work to all employees with 20 or more years of continuous service. In the grievance proceeding, the USWA contends that the requirement applies to workers with at least 20 years of total service, including periods of employment prior to a break in their service. The USWA seeks reinstatement or a make-whole remedy, including reimbursement of lost wages and benefits for all affected employees through the term of the CBA, which ends May 15, 2008. Arbitration hearings were conducted on October 5, 2007 and December 5, 2007, and the parties are scheduled to file briefs on March 11, 2008. The ultimate outcome of this grievance proceeding cannot be determined at this time, and we are unable at present to assess whether its resolution would have a material adverse effect on our financial condition, results of operations or cash flows.
Although the disputes with our employees and the USWA have not resulted in strikes or other labor protests, any future disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.
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
When we begin production of a new railcar product line, we usually anticipate that our initial costs of production will be higher due to initial labor and operating inefficiencies associated with new manufacturing processes. Due to pricing pressures in our industry, the pricing for the new railcars in customer contracts usually does not reflect the initial additional costs, and our costs of production may exceed the anticipated revenues until we are able to gain labor efficiencies. For example, in 2005, we had losses of $1.5 million relating to our contract for the manufacture of box railcars, a type of railcar that we had not manufactured in the past. To the extent that the total costs of production significantly exceed our anticipated costs of production, we may be unable to gain any profit from our sale of the railcars or we may incur a loss.
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
Conducting business outside the United States, for example through our joint venture in India and our sales to South America, subjects us to various risks, including changing economic, legal and political conditions, work stoppages, exchange controls, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the United States and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. If we fail to obtain and maintain certifications of our railcars and railcar parts in the various countries where we may operate, we may be unable to market and sell our railcars in those countries.
In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit our operations and make the manufacture and distribution of our products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments and their respective agencies could affect our ability to export the railcars that we manufacture in the United States. The uncertainty of the legal environment could limit our ability to enforce our rights effectively.
The market price of our securities may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.
Since our initial public offering in April 2005 until February 29, 2008, the trading price of our common stock ranged from a low of $16.51 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We own railcar production facilities in Danville, Illinois and Johnstown, Pennsylvania and we lease a railcar production facility in Roanoke, Virginia. The following table presents information on our leased and owned operating properties as of December 31, 2007:

			Leased or	Lease
Use	Location	Size	Owned	Expiration Date

Corporate headquarters	Chicago, Illinois	8,574 square feet	Leased	September 30, 2013

Railcar assembly and	Danville, Illinois	308,665 square feet	Owned	—
component		on 36.5 acres of land
manufacturing

Railcar assembly and	Roanoke, Virginia	383,709 square feet	Leased	November 30, 2014*
component		on 15.5 acres of land
manufacturing

Railcar assembly and	Johnstown, Pennsylvania	564,983 square feet	Owned	—
component		on 31.9 acres of land
manufacturing

Administrative	Johnstown, Pennsylvania	29,500 square feet	Owned	—
on 1.02 acres of
land

Light storage	Johnstown, Pennsylvania	1,633 square feet on	Owned	—
14.26 acres of land

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

*	The lease agreement provides that we or Norfolk Southern, the lessor, can terminate this lease at any time after December 31, 2009.
As of December 31, 2007, our facilities in Danville, Illinois and Roanoke, Virginia operated one daily shift; we believe our capacity is suitable and adequate for our current operations. Our facilities have the capacity to operate additional shifts should the need arise for additional capacity.
In December 2007, we announced that we planned to close our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of optimizing production at our low-cost facilities and continuing our focus on cost control. We had entered into decisional bargaining with the union representing our Johnstown employees regarding labor costs at our Johnstown facility, but did not reach an agreement with the union that would have allowed us to continue to operate the facility in a cost-effective way.
Item 3. Legal Proceedings.
On August 15, 2007, a lawsuit was filed against us in the U.S. District Court for the Western District of Pennsylvania by Samuel W. Pollak, Jr. and Robert A. Hayden, Jr. (subsequently amended to Kenneth J. Sowers, Anthony J. Zanghi and Robert A. Hayden, Jr.), on behalf of themselves and others similarly situated. The plaintiffs are employees at our Johnstown, Pennsylvania manufacturing facility and allege that they and other workers at the facility were laid off by us to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring us to return the laid-off employees to work. On January 11, 2008, the District Court issued a preliminary injunction directing us to reinstate certain of the laid-off employees for pension purposes, pending further proceedings in the lawsuit. We have appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit and we asked the District Court to stay the preliminary injunction pending the appeal. On February 11, 2008 the District Court denied our request to stay the preliminary injunction, but on March 4, 2008 the Court of Appeals granted a stay of the preliminary injunction pending the appeal. The Court of Appeals order says that while the appeal is pending, we cannot take any action, including closing the Johnstown plant, that would preclude the plaintiffs from qualifying for the pensions at issue in the lawsuit. We dispute the plaintiffs’ allegations in this lawsuit and intend to vigorously defend against the plaintiffs’ claims. The ultimate outcome of this lawsuit cannot be determined at this time, and management currently is unable to assess whether its resolution would have a material adverse effect on our financial condition, results of operations or cash flows.
On April 1, 2007, the United Steelworkers of America (the “USWA”) filed a grievance (No. 07 054) on behalf of certain workers at our Johnstown manufacturing facility, alleging that we had violated the collective bargaining agreement (the “CBA”). Under the CBA, until May 15, 2008 we are to provide at least 40 hours of work per week to employees with 20 or more years of service. We have provided such work to all employees with 20 or more years of continuous service. In the grievance proceeding, the USWA contends that the requirement applies to workers with at least 20 years of total service, including periods of employment prior to a break in their service. The USWA seeks reinstatement or a make-whole remedy, including reimbursement of lost wages and benefits for all affected employees through the term of the CBA, which ends May 15, 2008. Arbitration hearings were conducted on October 5, 2007 and December 5, 2007, and the parties are scheduled to file briefs on March 11, 2008. The ultimate outcome of this grievance proceeding cannot be determined at this time, and we are unable at present to assess whether its resolution would have a material adverse effect on our financial condition, results of operations or cash flows.
In addition to the foregoing, we are involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Commercial disputes during 2007 included a contract dispute with a component parts supplier. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 29, 2008, there were approximately 45 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since April 6, 2005, as reported on the Nasdaq Global Market.

	Common stock price
	High	Low

2007
Fourth quarter	$43.20	$32.29
Third quarter	$54.60	$38.20
Second quarter	$51.80	$45.14
First quarter	$58.87	$46.85
2006
Fourth quarter	$57.07	$48.79
Third quarter	$60.05	$45.10
Second quarter	$76.57	$46.60
First quarter	$72.10	$47.06
2005
Fourth quarter	$49.55	$35.45
Third quarter	$40.87	$19.01
Second quarter (from April 6, 2005)	$22.00	$17.55
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
The following graph illustrates the cumulative total stockholder return on our common stock during the period from April 6, 2005, which is the date our common stock was initially listed on the Nasdaq Global Market, through December 31, 2007 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on April 6, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG FREIGHTCAR AMERICA,
NASDAQ COMPOSITE INDEX AND DJ TRANSPORTATION INDEX
ASSUMES $100 INVESTED ON APR. 06, 2005
ASSUMES DIVIDENDS REINVESTED

	Dollar Value of $100 Invested on April 6, 2005
	April 6,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2005	2005	2005	2006	2006	2007	2007
FreightCar America, Inc.	$100.00	$94.29	$228.96	$264.59	$264.72	$228.94	$168.02
Nasdaq Composite Index	$100.00	$103.48	$111.17	$110.07	$122.69	$132.37	$134.89
DJ Transportation Index	$100.00	$94.18	$113.89	$134.44	$125.07	$140.61	$126.85

Item 6. Selected Financial Data.
The selected financial data presented for each of the years in the five-year period ended December 31, 2007 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(in thousands, except share and per share data and railcar amounts)

Statements of operations data:
Sales	$817,025	$1,444,800	$927,187	$482,180	$244,349
Cost of sales	713,661	1,211,349	820,638	468,309	225,216

Gross profit	103,364	233,451	106,549	13,871	19,133
Selling, general and administrative expense (1)(2)	38,914	34,390	28,461	32,660	14,318
Curtailment and impairment charges(8)	30,836	—	—	—	—

Operating income (loss)	33,614	199,061	78,088	(18,789)	4,815
Interest income	8,349	5,860	1,225	282	128
Interest expense	420	352	11,082	13,856	12,704
Amortization and write-off of deferred financing costs	232	306	776	459	977

Income (loss) before income taxes	41,311	204,263	67,455	(32,822)	(8,738)
Income tax provision (benefit)	14,843	75,530	21,762	(7,962)	(1,318)

Net income (loss)	26,468	128,733	45,693	(24,860)	(7,420)
Redeemable preferred stock dividends accumulated	—	—	311	1,062	1,063

Net income (loss) attributable to common stockholders	$26,468	$128,733	$45,382	$(25,922)	$(8,483)

Weighted average common shares outstanding — basic	12,115,712	12,586,889	11,135,440	6,888,750	6,875,000
Weighted average common shares outstanding—diluted	12,188,901	12,785,015	11,234,075	6,888,750	6,875,000
Per share data:
Net income (loss) per share attributable to common stockholders — basic	$2.18	$10.23	$4.08	$(3.76)	$(1.23)

Net income (loss) per share attributable to common stockholders — diluted	$2.17	$10.07	$4.04	$(3.76)	$(1.23)

Dividends declared per common share	$0.24	$0.15	$0.06	$0.00	$0.00

Other financial and operating data:
Capital expenditures	$6,073	$6,903	$7,520	$2,215	$369
New railcars delivered	10,282	18,764	13,031	7,484	4,550
New railcar orders	6,366	7,350	22,363	12,437	9,927
New railcar backlog	5,399	9,315	20,729	11,397	6,444
Estimated backlog(4)	$422,054	$697,054	$1,412,424	$747,842	$365,876

Balance sheet data (at period end):
Cash and cash equivalents	$197,042	$212,026	$61,737	$11,213	$20,008
Restricted cash(5)	—	—	—	12,955	11,698
Total assets	355,884	419,981	225,282	191,143	140,052
Total debt(6)	93	154	224	56,058	51,778
Rights to additional acquisition consideration, including accumulated accretion(3)(7)	—	—	—	28,581	22,865
Total redeemable preferred stock	—	—	—	12,182	11,120
Total stockholders’ equity (deficit)	198,072	203,869	92,199	(37,089)	(19,710)

(1)	On December 7, 2004, in accordance with our then-existing shareholders’ agreement, our board of directors approved the grant of certain options to purchase an aggregate of 1,014 Units to certain of our directors and officers at an exercise price of $0.01 per Unit. The grant became effective on December 23, 2004. Each Unit consisted of 550 shares of our common stock and one share of our Series A voting preferred stock. We recorded a non-cash expense of $8.9 million based on the estimated value per Unit as of December 23, 2004. All of these options were exercised prior to April 11, 2005, pursuant to which we issued 557,700 shares of our common stock and 1,014 shares of our Series A voting preferred stock, and all of our Series A voting preferred stock was redeemed with the net proceeds from our initial public offering. On April 11, 2005, immediately following the completion of our initial public offering, we granted to certain of our executive officers certain options to purchase an aggregate of 329,808 shares of our common stock under the 2005 Long Term Incentive Plan. On December 6, 2005, our board of directors approved the award of 37,500 shares of restricted stock to certain of our employees pursuant to our 2005 Long Term Incentive Plan. In addition, on December 6, 2005, one of our officers was granted stock options pursuant to the 2005 Long Term Incentive Plan. We recorded a non-cash charge of $358,000 in the aggregate for the year ended December 31, 2005 in connection with the issuance of the foregoing stock options and restricted share awards. We recorded a non-cash charge of $2.1 million for the year ended December 31, 2006 in connection with the issuance of the foregoing options and restricted share awards and the issuance of additional restricted share awards in 2006. We recorded a non-cash charge of $2.8 million for the year ended December 31, 2007 in connection with the issuance of the foregoing options and restricted share awards and the issuance of additional restricted share awards in 2007.

(2)	On November 15, 2004, we entered into the Johnstown settlement and recorded a $9.2 million charge with respect to the year ended December 31, 2004. As part of the Johnstown settlement, we agreed to pay back wages equal to $1.4 million to the covered employees and recorded a $0.8 million cash charge for expenses related to the Johnstown settlement in the year ended December 31, 2004. We also recorded $7.0 million of non-cash expense in the year ended December 31, 2004 related to pension and postretirement termination benefits accrued with respect to retired unionized employees at our Johnstown facility. For the year ended December 31, 2005, we recorded a charge of $370,000 relating to a change in estimate of the charge resulting from the Johnstown settlement consisting of a retroactive payment to unionized Johnstown employees for certain previously unpaid work hours. For the year ended December 31, 2007 we recorded a contingent liability accrual of $3.9 million.

(3)	“Rights to additional acquisition consideration” refers to the additional acquisition consideration related to the acquisition of our business in 1999 that became due, and was paid, upon the completion of our initial public offering in April 2005.

(4)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases or decreases under most of our customer contracts that provide for variable pricing based on changes in the cost of raw materials or the possibility that contracts may be canceled or railcar delivery dates delayed and does not reflect the effects of any cancellation or delay of railcar orders that may occur. See Item 1. “Business—Backlog.”

(5)	Our restricted cash for the years ended December 31, 2004 and 2003 included cash collateral of $3.8 million plus interest held in escrow for our participation in a residual support guarantee agreement with respect to railcars that we sold to a customer that are presently leased by the customer to a third party. Our restricted cash for the years ended December 31, 2004 and 2003 also included $7.5 million held in a restricted cash account as additional collateral for our former revolving credit facility, which was released to us after we entered into our revolving credit facility agreement. Our restricted cash balance for the year ended December 31, 2004 also included $1.2 million in escrow, representing security for workers’ compensation insurance. As of December 31, 2005, we no longer had any remaining restricted cash. Restricted cash in the amount of $13.0 million was released during the year ended December 31, 2005 as follows: the $7.5 million attributable to cash held as additional collateral under the former revolving credit facility was released upon signing the new credit facility agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.

(6)	Our total debt includes current maturities of long-term debt and our variable rate demand industrial revenue bonds due 2010, which are classified as short-term debt. We repaid all of our debt that existed prior to the initial public offering with the net proceeds of the initial public offering and available cash.

(7)	Our recorded liability under the rights to additional acquisition consideration was based on the fair value of the rights to additional acquisition consideration at the time that we acquired our business from TTII in 1999, using a discount rate of 25% and an expected redemption period of seven years. As a result of our initial public offering, we were required to pay the additional acquisition consideration in the aggregate amount of $35.0 million.

8)	For the year ended December 31, 2007, we recorded curtailment and impairment charges of $30.8 million relating to the planned closure of our Johnstown facility, which included curtailment and special termination benefits for our pension and postretirement benefit plans of $27.7 million, one-time employee termination benefits of $2.2 million and fixed asset impairment charges of $950,000.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “ — Forward-Looking Statements.”
We are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. Our primary customers are shippers, railroads and financial institutions.
Our manufacturing facilities are located in Danville, Illinois, Johnstown, Pennsylvania and Roanoke, Virginia. All of our manufacturing facilities have the capability to manufacture a variety of types of railcars.
In the twelve months ended December 31, 2007, we delivered 10,282 new railcars, compared to our delivery of 18,764 new railcars in the twelve months ended December 31, 2006. Our total backlog of firm orders for new railcars decreased by approximately 42%, from 9,315 railcars as of December 31, 2006 to 5,399 railcars as of December 31, 2007. The backlog as of December 31, 2007 represented estimated sales of $422 million, while the backlog as of December 31, 2006 represented estimated sales of $697 million. Approximately 92% of our backlog as of December 31, 2007 consisted of coal-carrying railcars.
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at historically high levels. Notwithstanding fluctuations in the cost of raw materials, a significant majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials. We were able to pass on increased material costs to our customers with respect to approximately 80% of our railcar deliveries in 2007.
With respect to the supply of components, while the availability of railcar components improved during 2007, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as domestic suppliers have improved their delivery capabilities.
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Despite the decline in our backlog, we believe that the long-term outlook for railcar demand is positive, due to increased rail traffic and the replacement of aging railcar fleets. We also believe that the long-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on our long-term supply agreements, our expanding product portfolio, our operational efficiency in manufacturing railcars and our international opportunities. However, U.S. economic conditions may not result in a sustained economic recovery, and our business is subject to these and significant other risks that may cause our current positive outlook to change. See Item 1A. “Risk Factors.”
In April 2005, we completed an initial public offering of shares of our common stock. In connection with the offering, we offered and sold 5,100,000 shares of our common stock and certain selling stockholders offered and sold 4,675,000 shares (including 1,275,000 shares following the exercise of the underwriters’ over-allotment option) at a price of $19.00 per share. Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions and estimated offering-related expenses payable by us, were approximately $85.3 million. We used the net proceeds from the offering and our available cash to repay our existing indebtedness, redeem all of our outstanding redeemable preferred stock, pay amounts due under the rights to additional acquisition consideration, pay amounts due in connection with the termination of certain management services and other agreements with certain of our stockholders and pay related fees and expenses. See “- Liquidity and Capital Resources.”
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
In January 2007, our Board of Directors announced a share repurchase program of up to $50 million. These shares were purchased in the open market through the third quarter of 2007. The total number of shares purchased was 1,048,300 at an average cost of $47.70 per share.
In December 2007, we announced that we planned to close our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of maintaining our competitive position by optimizing production at our low-cost facilities and continuing our focus on cost control. We had entered into decisional bargaining with the union representing our Johnstown employees regarding labor costs at our Johnstown facility, but did not reach an agreement with the union that would have allowed us to continue to operate the facility in a cost-effective way.
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
We generally manufacture railcars under firm orders from our customers. We recognize sales, which we sometimes refer to as deliveries, of new and rebuilt railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk of any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. With respect to sales transactions involving the trading-in of used railcars, in accordance with accounting rules, we recognize sales for the entire transaction when the cash consideration received is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration received is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value less a normal profit margin. Sales of used railcars for the years ended December 31, 2007, 2006 and 2005, were not material. The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.
Cost of sales
Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other manufacturing overhead costs. Factors that have affected our cost of sales include the recent increases in the cost of steel and aluminum, our plans to close our Johnstown, Pennsylvania facility and our efforts to reduce the costs of new products that we have recently introduced.
We rely upon third-party suppliers for wheels and other components for our railcars. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the years ended December 31, 2005, 2006 and 2007. While the availability of railcar components continued to improve during 2007, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Currently, we believe that these shortages will not significantly impact our ability to meet our delivery requirements as domestic suppliers have improved their delivery capabilities. Customer orders may be subject to cancellation, customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”
The prices for steel and aluminum, the primary raw material inputs of our railcars, increased in 2005, 2006 and 2007 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. The costs for raw steel and aluminum have increased by approximately 156% and 67%, respectively, during the period from October 2003 through December 31, 2007. The availability of scrap metal has been limited by exports of scrap metal to China, and as a result, steel producers have charged scrap metal surcharges in excess of agreed-upon prices. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. During the year ended December 31, 2005, our gross profit was adversely impacted by higher costs of approximately $1.5 million associated with increased material, labor and other costs related to a contract to manufacture box cars. For the years ended December 31, 2007 and 2006, we were able to pass on increases in raw material costs to our customers with respect to 80% and 98% of our railcar deliveries, respectively.

Operating income
Operating income represents total sales less cost of sales, selling, general and administrative expenses, compensation expense under stock option and restricted share award agreements, curtailment and impairment charges and the provision for the settlement of labor disputes in 2005.
RESULTS OF OPERATIONS
Year Ended December 31, 2007 compared to Year Ended December 31, 2006
Sales
Our sales for the year ended December 31, 2007 were $817.0 million as compared to $1,444.8 million for the year ended December 31, 2006 while railcar deliveries of 10,282 were 8,482 units below the 2006 level. The decrease in sales revenue and deliveries was due primarily to lower industry volume as well as lower demand for coal cars. In addition, the competitive environment increased as demand slackened with a negative impact on the price of railcars. Average railcar pricing declined between 2006 and 2007. The decline in average selling price was partially offset by a shift in product mix. Our coal-carrying railcars remain an essential part of our portfolio. Deliveries of our BethGon® II and AutoFlood III™ coal-carrying railcars comprised 85% of our total railcar deliveries for the year ended December 31, 2007.
Gross Profit
Gross profit for the year ended December 31, 2007 was $103.4 million as compared to $233.5 million for the year ended December 31, 2006, representing a decrease of $130.1 million. The decrease in gross profit was due primarily to lower volume. In addition, the gross margin was impacted by lower operating leverage due to the change in volume and the lower pricing environment. Favorable product mix and continuous cost reduction efforts partially mitigated the impact of lower production activity and the adverse pricing environment. For the year ended December 31, 2007, we were able to pass on increases in raw material costs to our customers with respect to 80% of our railcar deliveries.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2007 were $38.9 million as compared to $34.4 million for the year ended December 31, 2006, representing an increase of $4.5 million. Selling, general and administrative expenses were 4.8% of our sales for 2007 and 2.4% for 2006. The increase was primarily attributable to higher employee compensation costs of $3.0 million, a special charge of $3.8 million for contingency losses related to litigation and a $1.1 million increase in investment for product development programs. These increases were partially offset by a reduction in outside professional services of $1.8 million. Increases in selling, general and administrative expenses for 2007 were also partially offset by decreases in several expense categories that were not significant individually but have helped to minimize the impact of the increases previously described.
Curtailment and Impairment Charges
In December 2007 we incurred curtailment and impairment charges of $30.8 million. These charges include net curtailment losses and special termination and contractual benefit costs of $27.7 million arising under our pension and other postretirement benefit plans as well as contractual employee termination benefits of $2.2 million for severance and medical insurance. These charges also include a non-cash impairment of the carrying value of certain assets at our Johnstown manufacturing facility of $950,000. It is anticipated that payments for employee termination benefits will be made during 2008 while pension and postretirement benefits will be funded through plan assets and future Company contributions to the pension and postretirement plans.
Interest Expense/Income
Total interest expense for each of the years ended December 31, 2007 and 2006, was $0.7 million. For the years ended December 31, 2007 and 2006, interest expense consisted of third-party interest expense and the amortization of deferred financing costs. Interest income for the year ended December 31, 2007 was $8.3 million as compared to $5.9 million for the year ended December 31, 2006, representing an increase of $2.4 million, primarily attributable to a higher average cash balance during 2007. Interest income represents the proceeds of short-term investments of our cash balances, which decreased by approximately 7.1% at December 31, 2007 compared to December 31, 2006. Interest rates rose steadily during 2006 and into 2007 but decreased significantly during the second half of 2007.
Income Taxes
The provision for income taxes was $14.8 million for the year ended December 31, 2007, as compared to a provision for income taxes of $75.5 million for the year ended December 31, 2006. The effective tax rates for the years ended December 31, 2007 and 2006, were 35.9% and 37.0%, respectively. The effective rate for the year ended December 31, 2007 was slightly higher than the statutory U.S. federal income tax rate due to the addition of a 1.9% blended state rate and a 2.8% increase caused by a change in the valuation allowance. These increases were virtually offset by a decrease in the effective rate caused by the domestic manufacturing deduction. The effective tax rate for the year ended December 31, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to a 4.2% blended state rate less a 2.2% effect for other permanent differences.
Management anticipates that the effective tax rate in 2008 will be similar to the effective rates for 2007 and 2006 excluding the impacts of discrete tax items.
Net Income
As a result of the foregoing, net income and net income attributable to common stockholders each were $26.5 million for the year ended December 31, 2007, reflecting a decrease of $102.2 million from net income and net income attributable to common stockholders of $128.7 million for the year ended December 31, 2006. For 2007, our basic and diluted net income per share were $2.18 and $2.17, respectively, on basic and diluted shares outstanding of 12,115,712 and 12,188,901, respectively. For 2006, our basic and diluted net income per share were $10.23 and $10.07, respectively, on basic and diluted shares outstanding of 12,586,889 and 12,785,015, respectively. The reduction in net income for 2007 compared to 2006 is primarily the result of decreased sales volumes during 2007.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2006 were $34.4 million as compared to $28.5 million for the year ended December 31, 2005, representing an increase of $5.9 million. Selling, general and administrative expenses were 2.4% of our sales for the year ended December 31, 2006 and 3.1% for 2005. The increase in expenses was primarily attributable to increased stock-based compensation expense of $1.7 million, increased public company expenses of $1.1 million primarily associated with the implementation of Sarbanes-Oxley requirements and legal fees, increased expenses of $1.5 million relating to our bonus and employee benefit programs, increased investments in product development programs, costs related to the transition of executive management and increased expenses related to the incremental business volume in 2006. The increased stock-based compensation is related to the full-year impact of restricted shares awarded in the fourth quarter of 2005 and the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R). See Note 15 to the consolidated financial statements. Included in the December 31, 2005 expense was a provision for the settlement of labor disputes of $0.4 million.
Interest Expense/Income
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the years ended December 31, 2007 and 2006 was cash flows generated from operations. From the year ended December 31, 2006 to the year ended December 31, 2007, the change in net cash provided by operating activities was a decrease of $112.8 million. See "- Cash Flows.”
On August 24, 2007, we entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with LaSalle Bank National Association (“LaSalle”) and the lenders party thereto (collectively, the “Lenders”) amending and restating the terms of our revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are available to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement amends and restates the

Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among us, LaSalle and the lenders party thereto (the “previous credit agreement”). The Revolving Credit Agreement provides for a $100.0 million senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million and (ii) a sub-facility for a swing line loan in an amount not to exceed $10.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory. The previous credit agreement provided for a total revolving credit facility of the lesser of (i) $50.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30.0 million.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. The previous credit agreement had a three-year term ending on April 11, 2008 and bore interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on our ratio of consolidated senior debt to consolidated EBITDA (as defined in the previous credit agreement). Borrowings under the Revolving Credit Agreement are collateralized by substantially all of our assets. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As of December 31, 2007, we were in compliance with all covenant requirements under the Revolving Credit Agreement. As of December 31, 2007 and December 31, 2006, we had no borrowings under the revolving credit facility. We had $8.8 million and $18.3 million in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2007 and December 31, 2006, respectively, and the ability to borrow $39.5 million under the revolving credit facility as of December 31, 2007. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to us without restriction.
Based on our current level of operations, we believe that our proceeds from operating cash flows, together with amounts available under our revolving credit facility and cash on hand, will be sufficient to meet our anticipated liquidity needs for 2008. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2007, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $55.4 million and $53.1 million, respectively, which exceeded the fair value of plan assets by $10.4 million and $53.1 million, respectively. As disclosed in Note 13 to the consolidated financial statements, we expect to make contributions relating to our defined benefit pension plans of approximately $6.8 million in 2008. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act and are expected to be fully funded by 2009. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2007, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Capital leases from long-term debt	$93	$65	$28	$—	$—
Operating leases	14,187	1,856	3,761	4,122	4,448
Material and component purchases	131,852	32,806	82,887	16,159	—

Total	$146,132	$34,727	$86,676	$20,281	$4,448

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
In addition to the contractual obligations set forth above, we also will have interest payment obligations on any borrowings under the revolving credit facility. See Note 9 to the consolidated financial statements.
We also pay consulting fees to one of our directors. The amount paid for his consulting services was $50,000 for each of the years ended December 31, 2007, 2006 and 2005. The agreement governing this arrangement will expire in April 2008. See Note 21 to the consolidated financial statements.
The above table excludes $3.4 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at December 31, 2007 because the timing of the payout of these liabilities cannot be determined.
We are a party to employment agreements with our President and Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Treasurer as well as other members of our executive management team. See Item 11. “Executive Compensation.”
We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 13 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2008.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net cash provided by (used in):
Operating activities	$41,398	$154,156	$65,814
Investing activities	(6,062)	(5,821)	5,435
Financing activities	(50,320)	1,954	(20,725)

Total	$(14,984)	$150,289	$50,524

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
Our net cash provided by operating activities for the year ended December 31, 2007 was $41.4 million as compared to net cash provided by operating activities of $154.2 million for the year ended December 31, 2006. The decrease of $112.8 million in net cash provided by operating activities was primarily due to the reduction of $84.9 million in net income adjusted for non-cash items and a decrease of $35.6 million generated by working capital accounts such as accounts receivable and inventories, net of accounts payable, partially offset by the increase of $7.7 million in cash applicable to payroll, pensions and postretirement obligations.
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
Investing Activities. Net cash used in investing activities for the year ended December 31, 2007 was $6.1 million as compared to net cash used in investing activities of $5.8 million for the year ended December 31, 2006. For the year ended December 31, 2007, $4.3 million of the $6.1 million of total capital expenditures was used for cost reduction initiatives and the expansion of production capacity to accommodate the manufacture of a new railcar type.
Net cash used in investing activities for the year ended December 31, 2006 was $5.8 million as compared to net cash provided by investing activities of $5.4 million for the year ended December 31, 2005. The $5.8 million of net cash used in investing activities for the year ended December 31, 2006 consisted of capital expenditures of $6.9 million partially offset by the proceeds of $1.1 million from the sale of property, plant and equipment, primarily $1.0 million from the sale of the Shell plant in Johnstown, Pennsylvania. For the year ended December 31, 2006, $3.3 million of the $6.9 million of total capital expenditures were used for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2007 was $50.3 million as compared to net cash provided by financing activities of $2.0 million for the year ended December 31, 2006. Net cash used in financing activities for the year ended December 31, 2007 included $50.0 million for stock repurchases, $2.9 million to pay cash dividends to our stockholders and $0.2 million related to deferred financing costs. These were partially offset by the receipt of $2.1 million for stock options exercised and $0.8 million in excess tax benefit from stock-based compensation.

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
Capital Expenditures
Our capital expenditures were $6.1 million in the year ended December 31, 2007 as compared to $6.9 million in the year ended December 31, 2006. For the year ended December 31, 2007, $4.3 million of the $6.1 million of total capital expenditures was used for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars.
Our capital expenditures were $6.9 million in the year ended December 31, 2006 as compared to $7.5 million in the year ended December 31, 2005. For the year ended December 31, 2006, $3.3 million of the $6.9 million total capital expenditures were used at a manufacturing facility, primarily relating to cost reduction initiatives and the expansion of production capacity to accommodate a new railcar type. The remaining $3.6 million of capital expenditures for the year ended December 31, 2006 were comprised primarily of expenditures for machinery and equipment and building improvements at our Danville, Johnstown and Roanoke production facilities.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $5.9 million in 2008. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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
We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. We routinely evaluate our manufacturing footprint to assess our manufacturing capacity and cost of production in an effort to optimize production at our low-cost manufacturing facilities. In December 2007, we announced our planned closure of our manufacturing facility located in Johnstown, Pennsylvania and, as a result, we tested long-lived assets at our Johnstown facility for recoverability using estimated fair values. We recorded impairment charges of $950,000 for land, building and improvements during 2007. There were no impairment charges recorded for long-lived assets during 2006 or 2005.

Impairment of goodwill and intangible assets
We have recorded on our balance sheet both goodwill and intangible assets, which consist primarily of patents and an intangible asset related to our defined benefit plans. On December 31, 2006 the adoption of SFAS No. 158 resulted in the derecognition of the intangible asset related to our defined benefit pension plans. See Note 13 to the consolidated financial statements. We perform the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of our Company below its carrying amount. These events or circumstances include the testing for recoverability under SFAS No. 144. Accordingly we tested goodwill for impairment as of December 31, 2007 in connection with our testing of long-lived assets at our Johnstown facility for recoverability, in addition to performing our annual test as of January 1, 2007. We also tested goodwill and intangible assets for impairment on January 1, 2006 and January 1, 2005. We have not noted any such impairment.
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
Our method to determine fair value to test goodwill for impairment considers three valuation approaches: the discounted cash flow method, the guideline company method and the transaction method. The results of each of these three methods are reviewed by management and a fair value is then assigned. For our latest valuation, as of December 31, 2007, management estimated that the fair value of our company exceeded the carrying value of our company by a substantial amount.
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
We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. While a negative 1% adjustment to the volume projections used in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 2%, management estimates that the fair value would still exceed the carrying value by a substantial amount.
Our estimated margins used in the discounted cash flow method are based primarily on historical margins. The price of raw materials has increased significantly since November 2003. Aluminum and steel prices have historically accounted for approximately 30% to 35% of our total cost of sales. Changes in aluminum and steel prices typically only affect margins on signed contracts for railcars forming part of our backlog as management historically has used aluminum and steel prices at the time a contract is signed as the basis for its selling price. Some of our contracts provide for raw material cost escalation and, with respect to the year ended December 31, 2007, we were able to pass through to our customers raw material cost increases on 80% of railcar deliveries. However, there is no assurance that our customers will accept variable pricing in the future, which would subject our margins and performance to variability primarily in the event of changes in the price of aluminum and steel. While an increase of 1% in aluminum and steel prices for backlog and projected volume in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 2%, management estimates that the fair value would still exceed the carrying value by a substantial amount.

The WACC used to discount our future performance in the discounted cash flow method is based on an estimated rate of return of companies in our industry and interest rates for corporate debt rated “Baa” or the equivalent by Moody’s Investors Service. Management estimated a WACC of 14% for our December 31, 2007 goodwill impairment valuation analysis based on our mix of equity and debt. While an increase of 1% in the WACC used in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 15%, management estimates that the fair value would still exceed the carrying value by a substantial amount.
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
In 2007, we assumed that the expected long-term rate of return on pension plan assets would be 8.25%. As permitted under SFAS No. 87, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(425)	$425
At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2007, we determined this rate to be 6.40%, an increase of 0.50% from the 5.90% rate used at December 31, 2006. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(1,051)	$1,200
For the years ended December 31, 2007, 2006 and 2005, we recognized consolidated pre-tax pension cost of $17.1 million, $4.0 million and $4.7 million, respectively. Pension costs for 2007 include pension plan curtailment losses and special termination benefit costs of $14.5 million resulting from our plant closure decision (See Note 3 Curtailment and Impairment Charges and Note 13 Employee Benefit Plans for a description of these actions). We currently expect to contribute approximately $6.8 million to our pension plans during 2008. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act and are expected to be fully funded by 2009. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
For the years ended December 31, 2007, 2006 and 2005, we recognized a consolidated pre-tax postretirement welfare benefit cost of $18.9 million, $5.6 million and $5.9 million, respectively. Postretirement welfare benefit costs for 2007 include plan curtailment losses and contractual benefit charges of $13.2 million resulting from our plant closure decision (See Note 3 Curtailment and Impairment Charges and Note 13 Employee Benefit Plans for a description of these actions). We currently expect to pay approximately $5.2 million during 2008 in postretirement welfare benefits.
Income taxes
On January 1, 2007, we adopted the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
At December 31, 2007, we had total net deferred tax assets of $34.6 million. Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets except for our net deferred tax assets in Pennsylvania. At December 31, 2007, we had a valuation allowance of $3.6 million, based on management’s conclusion that it was more likely than not that certain of our net deferred tax assets in Pennsylvania would not be realized.
We provide for deferred income taxes based on differences between the book and tax bases of our assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The deferred tax liabilities and assets that we record relate to the enacted federal, Illinois and Virginia tax rates, since net operating loss carryforwards and deferred tax assets arising under Pennsylvania state law have been fully reserved. A 1% change in the rate of federal income taxes would increase or decrease our deferred tax assets by $0.7 million. A 1% change in the rate of Illinois income taxes would increase or decrease our deferred tax assets by $0.2 million. A 1% change in the rate of Virginia income taxes would increase or decrease our deferred tax assets by $26,000.

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
Compensation expense under stock option agreements and restricted stock awards
We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options and restricted stock. At the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. The restricted stock units are valued at the fair market value of our stock on the grant date. The fair value of stock options is estimated using the Black-Scholes option-pricing model. Determining the fair value of stock options at the grant date requires us to apply judgment and use highly subjective assumptions, including expected stock-price volatility, expected exercise behavior, expected dividend yield and expected forfeitures. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements could be impacted.
Contingencies and litigation
We are subject to the possibility of various loss contingencies related to certain legal proceedings arising in the ordinary course of business. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amounts of loss, in the determination of loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us based on our ongoing monitoring activities to determine whether the accruals should be adjusted. If the amount of the actual loss is greater than the amount we have accrued, this would have an adverse impact on our operating results in that period. During the fourth quarter of 2007 we recorded contingency losses of $3.9 million which are included in our Consolidated Statements of Income in “Selling, general and administrative expense”.
RECENT ACCOUNTING PRONOUNCEMENTS
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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recorded an increase in gross unrecognized tax benefits of $2.6 million and a decrease to retained earnings and accumulated other comprehensive loss of $1.9 million and $94,000, respectively. We expect the amount of our unrecognized tax benefits to change in the next twelve months, however, we do not expect the change to have a significant impact on our results of operations or financial condition. We recognize accrued interest related to unrecognized tax benefits and penalties in income tax expense in our consolidated statements of income. As of January 1, 2007, we recorded a liability of $681,000 for the payment of interest and penalties.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Other than the enhanced disclosures required, we do not expect the provisions of SFAS No. 157 to have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. We adopted SFAS No. 158 as of December 31, 2006. See Note 13 to the Consolidated Financial Statements for additional disclosures required by SFAS No. 158 and the effects of adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We do not intend to apply the provisions of SFAS No. 159 to any of our existing financial assets or liabilities, therefore the provisions of SFAS No. 159 are not expected to have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which retains the fundamental requirements of SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141 (R) is effective for any business combination with an acquisition date on or after January 1, 2009. We are in the process of evaluating the requirements of SFAS No. 141 (R) but expect only prospective impact on our financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called minority interest, as the portion of equity in a subsidiary not attributable directly or indirectly to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity, consolidated net income be reported at amounts inclusive of both the parent’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and the noncontrolling interest all on the consolidated statement of income. If a subsidiary is deconsolidated, SFAS No. 160 requires any retained noncontrolling equity investment in the former subsidiary to be measured at fair value and a gain or loss to be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the requirements of SFAS No. 160 and have not yet determined the impact on our financial statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have a $100.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a $50.0 million sub-facility for letters of credit and a $10.0 million sub-facility for a swing line loan. As of December 31, 2007, there were no borrowings under the revolving credit facility and we had issued approximately $8.8 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased in 2005, 2006 and 2007 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials, although we may do so in the future. Historically, we have either renegotiated existing contracts or entered into new contracts with our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. However, current market conditions and competitive pricing have limited our ability to negotiate variable pricing contracts. When raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows.
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $215 per railcar, which, for the year ended December 31, 2007, would have reduced income before income taxes by approximately $2.2 million.
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
As of the end of the Company’s 2007 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.
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
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FreightCar America, Inc.
We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 11, 2008

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$197,042	$212,026
Accounts receivable, net of allowance for doubtful accounts of $223 and $191, respectively	13,068	11,369
Inventories	49,845	106,643
Other current assets	7,223	5,045
Deferred income taxes	13,520	8,462

Total current assets	280,698	343,545

Property, plant and equipment, net	26,921	25,905
Goodwill	21,521	21,521
Deferred income taxes	21,035	22,955
Other long-term assets	5,709	6,055

Total assets	$355,884	$419,981

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$39,525	$103,038
Accrued payroll and employee benefits	13,320	13,120
Accrued postretirement benefits	5,188	3,480
Income taxes payable	—	9,816
Accrued warranty	10,551	12,051
Customer deposits	19,836	11,652
Other current liabilities	7,100	3,831

Total current liabilities	95,520	156,988

Accrued pension costs	10,685	9,576
Accrued postretirement benefits, less current portion	47,890	49,455
Other long-term liabilities	3,717	93

Total liabilities	157,812	216,112

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2007 and 2006)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,681,511 shares issued at December 31, 2007 and 2006, respectively	127	127
Additional paid in capital	99,270	99,981
Treasury stock, at cost, 918,257 shares at December 31, 2007	(43,597)	—
Accumulated other comprehensive loss	(9,857)	(26,774)
Retained earnings	152,129	130,535

Total stockholders’ equity	198,072	203,869

Total liabilities and stockholders’ equity	$355,884	$419,981

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Sales	$817,025	$1,444,800	$927,187
Cost of sales	713,661	1,211,349	820,638

Gross profit	103,364	233,451	106,549
Selling, general and administrative expense (including non-cash stock-based compensation expense of $2,804, $2,130 and $358, respectively)	38,914	34,390	28,461
Curtailment and impairment charges	30,836	—	—

Operating income	33,614	199,061	78,088
Interest income	8,349	5,860	1,225
Interest expense	420	352	11,082
Amortization and write-off of deferred financing costs	232	306	776

Income before income taxes	41,311	204,263	67,455
Income tax provision	14,843	75,530	21,762

Net income	26,468	128,733	45,693
Redeemable preferred stock dividends accumulated	—	—	311

Net income attributable to common stockholders	$26,468	$128,733	$45,382

Net income per common share attributable to common stockholders—basic	$2.18	$10.23	$4.08

Net income per common share attributable to common stockholders—diluted	$2.17	$10.07	$4.04

Weighted average common shares outstanding—basic	12,115,712	12,586,889	11,135,440

Weighted average common shares outstanding—diluted	12,188,901	12,785,015	11,234,075

Dividends declared per common share	$0.24	$0.15	$0.06

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share data)

	Common Stock									Accumulated
	(Pre-merger Company)						Additional			Other	Retained	Total
	Class A		Class B		Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Equity (Deficit)

Balance, January 1, 2005	6,138,000	$—	737,000	$—	—	$—	$8,900	—	$—	$(5,055)	$(40,934)	$(37,089)

Net income	—	—	—	—	—	—	—	—	—	—	45,693	45,693
Additional minimum pension liability (see Note 10)	—	—	—	—	—	—	—	—	—	(501)	—	(501)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	45,192

Stock options exercised	557,700	—	—	—	—	—	—	—	—	—	—	—
Shares exchanged in merger (see Note 12)	(6,695,700)	—	(737,000)	—	7,432,700	—	—	—	—	—	—	—
Redeemable preferred stock dividends accumulated, but undeclared	—	—	—	—	—	—	—	—	—	—	(311)	(311)
Redemption of preferred stock with liquidation preference in excess of par value	—	—	—	—	—	—	(507)	—	—	—	—	(507)
Issuance of common stock	—	—	—	—	5,100,000	125	85,181	—	—	—	—	85,306
Restricted stock awards	—	—	—	—	37,500	1	1,870	—	—	—	—	1,871
Unvested restricted stock	—	—	—	—	—	—	(1,746)	—	—	—	—	(1,746)
Stock-based compensation recognized	—	—	—	—	—	—	234	—	—	—	—	234
Cash dividends	—	—	—	—	—	—	—	—	—	—	(751)	(751)

Balance, December 31, 2005	—	—	—	—	12,570,200	126	93,932	—	—	(5,556)	3,697	92,199

Net income	—	—	—	—	—	—	—	—	—	—	128,733	128,733
Additional minimum pension liability, net of tax (see Notes 10 and 13)	—	—	—	—	—	—	—	—	—	1,950	—	1,950

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	130,683

Adjustment related to initial application of SFAS No. 158 — pension liability, net of tax (see Notes 10 and 13)	—	—	—	—	—	—	—	—	—	(7,599)	—	(7,599)
Adjustment related to initial application of SFAS No. 158 — postretirement liability, net of tax (see Notes 10 and 13)	—	—	—	—	—	—	—	—	—	(15,569)	—	(15,569)
Stock options exercised	—	—	—	—	109,936	1	2,088	—	—	—	—	2,089
Restricted stock awards	—	—	—	—	3,542	—	221	—	—	—	—	221
Forfeiture of restricted stock awards	—	—	—	—	(2,167)	—	—	—	—	—	—	—
Unvested restricted stock	—	—	—	—	—	—	(125)	—	—	—	—	(125)
Stock-based compensation recognized	—	—	—	—	—	—	2,034	—	—	—	—	2,034
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	1,831	—	—	—	—	1,831
Cash dividends	—	—	—	—	—	—	—	—	—	—	(1,895)	(1,895)

Balance, December 31, 2006	—	—	—	—	12,681,511	127	99,981	—	—	(26,774)	130,535	203,869

Net income	—	—	—	—	—	—	—	—	—	—	26,468	26,468
Pension liability activity, net of tax	—	—	—	—	—	—	—	—	—	6,868	—	6,868
Postretirement liability activity, net of tax	—	—	—	—	—	—	—	—	—	10,049	—	10,049

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	43,385

Adjustment for adoption of FIN No. 48 (see Note 2)	—	—	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Stock repurchases	—	—	—	—	—	—	—	(1,048,300)	(50,000)	—	—	(50,000)
Stock options exercised	—	—	—	—	—	—	(3,322)	109,936	5,410	—	—	2,088
Restricted stock awards	—	—	—	—	52,000	—	(1,030)	20,940	1,030	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(1,833)	—	37	(833)	(37)	—	—	—
Stock-based compensation recognized	—	—	—	—	—	—	2,804	—	—	—	—	2,804
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	800	—	—	—	—	800
Cash dividends	—	—	—	—	—	—	—	—	—	—	(2,938)	(2,938)

Balance, December 31, 2007	—	$—	—	$—	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$152,129	$198,072

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$26,468	$128,733	$45,693
Adjustments to reconcile net income to net cash flows provided by operating activities Curtailment and impairment charges	30,836	—	—
Depreciation and amortization	3,910	5,442	7,810
Non-cash interest expense related to Senior Notes and rights to additional acquisition consideration	—	—	9,635
Other non-cash items	2,160	259	1,569
Deferred income taxes	(11,911)	2,568	4,817
Provision for settlement of labor disputes	—	—	370
Compensation expense under stock option and restricted share award agreements	2,804	2,130	358
Changes in operating assets and liabilities:
Accounts receivable	(1,699)	(7,515)	282
Inventories	54,875	(31,554)	(1,871)
Other current assets	(312)	(1,012)	(3,599)
Accounts payable	(62,742)	42,448	(10,487)
Accrued payroll and employee benefits	(2,004)	3,414	6,812
Income taxes receivable/payable	(11,922)	5,581	4,235
Accrued warranty	(1,500)	4,173	1,914
Customer deposits and other current liabilities	11,448	11,614	(6,211)
Accrued pension costs and accrued postretirement benefits	987	(12,125)	4,487

Net cash flows provided by operating activities	41,398	154,156	65,814

Cash flows from investing activities
Restricted cash withdrawals, net	—	—	12,955
Proceeds from sale of property, plant and equipment	11	1,082	—
Purchases of property, plant and equipment	(6,073)	(6,903)	(7,520)

Net cash flows (used in) provided by investing activities	(6,062)	(5,821)	5,435

Cash flows from financing activities
Payments on long-term debt	(60)	(71)	(59,331)
Deferred financing costs paid	(211)	—	—
Stock repurchases	(50,000)	—	—
Issuance of common stock (net of issuance costs and deferred offering costs)	2,089	2,089	87,320
Excess tax benefit from stock-based compensation	800	1,831	—
Redemption of preferred stock and payment of accumulated dividends	—	—	(13,000)
Payments of additional acquisition consideration	—	—	(34,963)
Cash dividends paid to stockholders	(2,938)	(1,895)	(751)

Net cash flows (used in) provided by financing activities	(50,320)	1,954	(20,725)

Net (decrease) increase in cash and cash equivalents	(14,984)	150,289	50,524
Cash and cash equivalents at beginning of year	212,026	61,737	11,213

Cash and cash equivalents at end of year	$197,042	$212,026	$61,737

Supplemental cash flow information
Cash paid for:
Interest (includes, for the year ended December 31, 2005, $26,790 related to additional acquisition consideration and $28,361 relating to Senior Notes and previously accrued but unpaid PIK Notes)	$515	$360	$56,506

Income tax refunds received	$70	$—	$—

Income taxes paid	$37,147	$65,581	$12,718

Non-cash transactions:
(Decrease) increase in balance of property, plant and equipment on account	$(771)	$1,076	$—

Capital lease obligations incurred for equipment	$—	$—	$244

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except for share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect wholly owned subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”) (herein collectively referred to as the “Company”) manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has facilities in Danville, Illinois, Roanoke, Virginia and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.
Note 2 — Summary of Significant Accounting Policies
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
Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The Company’s inventory consists of raw materials, work in progress and finished goods for individual customer contracts. Management established a reserve of $1,177 relating to slow-moving inventory for raw materials or work in progress at December 31, 2007. Management has determined that no reserve, including reserves for obsolete inventory, was necessary for raw materials, work in progress or finished new railcar inventory at December 31, 2006.

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
The Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. The Company routinely evaluates its manufacturing footprint to assess its manufacturing capacity and cost of production in an effort to optimize production at its low-cost manufacturing facilities. In December 2007, the Company announced the planned closure of its manufacturing facility located in Johnstown, Pennsylvania, and as a result, it tested long-lived assets at the Johnstown facility for recoverability using estimated fair values. Fair values were estimated using the cost approach based on the assumption that the reproduction or replacement cost normally sets the upper limit of value and the sales comparison approach which relies on the assumption that value can be measured by the selling prices of similar assets. Impairment charges of $950 were recorded for land, building and improvements during 2007. There were no impairment charges recorded for long-lived assets during 2006 or 2005.
Research and Development
Costs associated with research and development are expensed as incurred and totaled approximately $1,966, $890 and $385 for the years ended December 31, 2007, 2006 and 2005, respectively. Such costs are reflected within selling, general and administrative expenses in the consolidated statements of income.
Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2007, 2006 and 2005.
The Company tests goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of the Company below its carrying amount. These events or circumstances include an impairment recorded under SFAS No. 144. Accordingly, the Company tested goodwill for impairment as of

December 31, 2007 in connection with its testing of long-lived assets at the Johnstown facility for recoverability, in addition to performing its annual test as of January 1, 2007. There was no adjustment required based on the impairment test as of December 31, 2007.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income.
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
The Company’s sales to customers outside the United States were $85,980, $43,493 and $47,930 in 2007, 2006 and 2005, respectively.
The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.

Financial Instruments
Management estimates that all financial instruments (including cash and long-term debt) as of December 31, 2007 and 2006, have fair values that approximate their carrying values.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and unrecognized pension and postretirement benefit cost, which is shown net of tax.
Earnings Per Share
Basic earnings per share are calculated as net income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period. The Company includes contingently issuable shares in its calculation of the weighted average number of common shares outstanding. Contingently issuable shares are shares subject to options which require little or no cash consideration. Diluted earnings per share are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares outstanding plus dilutive potential common shares outstanding during the year.
Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. As a result, the Company recognized stock-based compensation expense based on the intrinsic value or the difference between the exercise price and the market value at the grant-date. For periods after January 1, 2006, the Company applies the provisions of SFAS No. 123 (R), Share-Based Payment, for its stock-based compensation plan based on the modified prospective basis. As a result, the Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. See Note 15.
The following table illustrates the effect on net income attributable to common stockholders and earnings per share attributable to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods prior to the adoption of SFAS No. 123 (R).

Year Ended
December 31,
2005
Net income attributable to common stockholders, as reported	$45,382
Add: Stock-based employee compensation expense determined under the intrinsic value method, net of tax	228
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(567)

Net income attributable to common stockholders, pro forma	$45,043

Net income per common share attributable to common stockholders — basic
As reported	$4.08

Pro forma	$4.05

Net income per common share attributable to common stockholders — diluted
As reported	$4.04

Pro forma	$4.01

Recent Accounting Pronouncements
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
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a significant impact on its results of operations or financial condition. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Other than the enhanced disclosures required, the Company does not expect the provisions of SFAS No. 157 to have a material impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. The Company adopted SFAS No. 158 as of December 31, 2006. See Note 13 for additional disclosures required by SFAS No. 158 and the effects of adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company does not intend to apply the provisions of SFAS No. 159 to any of its existing financial assets or liabilities, therefore the provisions of SFAS No. 159 are not expected to have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141 (R) is effective for any business combination with an acquisition date on or after January 1, 2009. The Company is in the process of evaluating the requirements of SFAS No. 141 (R) but expect only prospective impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity, consolidated net income be reported at amounts inclusive of both the parent’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and the noncontrolling interest all on the consolidated statement of income. If a subsidiary is deconsolidated, SFAS No. 160 requires any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss to be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the requirements of SFAS No. 160 and has not yet determined the impact on the Company’s financial statements.
Note 3 — Curtailment and Impairment Charges
In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control. The Company had entered into decisional bargaining with the union representing its Johnstown employees regarding labor costs at the Johnstown facility, but did not reach an agreement with the union that would have allowed the Company to continue to operate the facility in a cost-effective way. In December 2007, the Company incurred curtailment and impairment charges of $30,836, which are reported as a separate line item on the Company’s Consolidated Statements of Income. It is anticipated that payments for employee termination benefits will be made during 2008, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from operating cash flows.
The components of the curtailment and impairment charges for the year ended December 31, 2007, are as follows:

Pension plan curtailment loss and special termination benefit costs	$14,478
Postretirement plan curtailment loss and contractual benefit charges	13,204
Contractual employee termination benefits — severance	2,126
Contractual employee termination benefits — medical insurance	78
Impairment charge for plant building and land	950

Total curtailment and impairment charges	$30,836

Note 4 — Initial and Secondary Public Offerings
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
In September 2005, the Company completed a secondary offering of its common stock whereby the selling stockholders, including all of the Company’s executive officers and certain of the Company’s directors, offered and sold 2,626,317 shares (including 342,563 shares following the exercise of the underwriters’ over-allotment option) at a price of $40.50 per share. The Company did not sell any shares and did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $834 of expenses in connection with the secondary offering, which were recognized in the consolidated statement of operations.
Note 5 — Inventories
Inventories consist of the following:

	December 31,
	2007	2006

Work in progress	$48,088	$102,515
Finished new railcars	1,757	4,128

Total inventories	$49,845	$106,643

Note 6 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2007	2006

Land	$701	$722

Buildings and improvements	20,559	24,743
Machinery and equipment	40,228	36,098

Cost of buildings, improvements, machinery and equipment	60,787	60,841
Less: Accumulated depreciation and amortization	(35,697)	(40,397)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	25,090	20,444

Construction in process	1,130	4,739

Total property, plant and equipment	$26,921	$25,905

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3,320, $4,852 and $7,220, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144. If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No.144. In conducting its analysis, the Company compares undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If assets are found to be impaired, the amount of the impairment loss is measured by comparing the net book values and the fair values of the long-lived assets. In December 2007, the Company announced the planned closure of its manufacturing facility located in Johnstown, Pennsylvania and, as a result it tested long-lived assets at the Johnstown facility for recoverability using estimated fair values. Fair values were estimated using the cost approach based on the assumption that the reproduction or replacement cost normally sets the upper limit of value and the sales comparison approach, which relies on the assumption that value can be measured by the selling prices of similar assets. Impairment charges of $21 were recorded for land and $929 for building and improvements during 2007 and are reported in “Curtailment and impairment charges” in the consolidated statements of income.
Note 7 — Intangible Assets
Intangible assets consist of the following:

	December 31,
	2007	2006

Patents	$13,097	$13,097
Accumulated amortization	(8,014)	(7,424)

Patents, net of accumulated amortization	$5,083	$5,673

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 9 years. Amortization expense related to patents, which is included in cost of sales, was $590 for each of the years ended December 31, 2007, 2006 and 2005. The Company estimates amortization expense for each of the three years in the period ending December 31, 2010 will be approximately $590 and for each of the two years ending December 31, 2012 will be $586.

Note 8 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31,
	2007	2006	2005

Balance at the beginning of the year	$12,051	$7,878	$5,964
Warranties issued during the year	3,353	6,056	4,887
Reductions for payments, costs of repairs and other	(4,853)	(1,883)	(2,973)

Balance at the end of the year	$10,551	$12,051	$7,878

Note 9 — Revolving Credit Facility
On August 24, 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with LaSalle Bank National Association (“LaSalle”) and the lenders party thereto (collectively, the “Lenders”) amending and restating the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among the Company, LaSalle and the lenders party thereto (the “previous credit agreement”). The Revolving Credit Agreement provides for a $100,000 senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50,000 and (ii) a sub-facility for a swing line loan in an amount not to exceed $10,000. The amount available under the revolving credit facility is based on the lesser of (i) $100,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory. The previous credit agreement provided for a total revolving credit facility of the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory with a sub-facility for letters of credit totaling $30,000.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. The previous credit agreement had a three-year term ending on April 11, 2008 and bore interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the previous credit agreement). Borrowings under the Revolving Credit Agreement are collateralized by substantially all of the assets of the Company. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As of December 31, 2007, the Company was in compliance with all covenant requirements under the Revolving Credit Agreement. As of December 31, 2007 and 2006, the Company had no borrowings under the revolving credit facility. Any borrowings under the revolving credit facility would have bore interest at 6.10%, as of December 31, 2007. The Company had $8,828 and $18,321 in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2007 and 2006, respectively, and the ability to borrow $39,517 under the revolving credit facility as of December 31, 2007. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.

Note 10 — Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax

Year ended December 31, 2005
Additional minimum pension liability	$(602)	$101	$(501)

Year ended December 31, 2006
Additional minimum pension liability	$3,168	$(1,218)	$1,950
Adjustment related to initial application of SFAS No. 158 — pension liability (See Note 13)	(12,049)	4,450	(7,599)
Adjustment related to initial application of SFAS No. 158 — postretirement liability (See Note 13)	(24,685)	9,116	(15,569)

	$(33,566)	$12,348	$(21,218)

Year ended December 31, 2007
Pension liability activity	$10,905	$(4,037)	$6,868
Postretirement liability activity	15,954	(5,905)	10,049

	$26,859	$(9,942)	$16,917

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2007	2006

Unrecognized pension cost, net of tax of $2,524 and $6,561	$4,337	$11,205
Unrecognized postretirement cost, net of tax of $3,211 and $9,116	5,520	15,569

	$9,857	$26,774

Note 11 — Rights to Additional Acquisition Consideration
Under the share purchase agreement (the “Purchase Agreement”) relating to the acquisition of the Company’s business in 1999 from TTII, the Company was required to pay $20,000 of additional acquisition consideration plus accreted value (also referred to as the Rights to Additional Acquisition Consideration) to TTII upon the occurrence of certain events. These events included an initial public offering satisfying certain conditions, the sale of a majority of the Company’s assets, the repayment of the borrowings under a prior term loan and the Senior Notes, subject to certain conditions, and the liquidation or dissolution of the Company. The amount payable upon a triggering event under the Rights to Additional Acquisition Consideration at redemption was $20,000 plus an accreted value that compounded at a rate of 10% annually, and was $34,089 at December 31, 2004. Subsequent to the closing of the Purchase Agreement, TTII sold its interest in the Rights to Additional Acquisition Consideration to certain stockholders of the Company, one of which subsequently sold all of its Rights to Additional Acquisition Consideration to an unrelated third party (see Note 21). Following the completion of the Company’s initial public offering on April 11, 2005, all amounts due under the Rights to Additional Acquisition Consideration were paid (see Note 4).
Note 12 — Stockholders’ Equity
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
Prior to September 22, 2005, the only dividends that the Company had ever paid were the accumulated dividends on the preferred stock that were paid upon the redemption of the preferred stock on April 11, 2005. On September 22, 2005, the Company began paying a regular quarterly cash dividend to common stockholders.
Note 13 — Employee Benefit Plans
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
Pension benefits that accrued as a result of employee service before June 4, 1999 remained the responsibility of TTII, the former owner of JAC, FCS, JAIX and JAC Patent (for employee service during the period October 28, 1991 through June 3, 1999), or Bethlehem Steel Corporation (“Bethlehem”) (for employee service prior to October 28, 1991), the owner of JAC prior to TTII. The Company initiated new pension plans for such employees for service subsequent to June 3, 1999, which essentially provide benefits similar to the former plans.
The Company also provides certain postretirement health care benefits for certain of its retired salaried and hourly employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
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

Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. The changes in benefit obligation, change in plan assets and funded status as of December 31, 2007 and 2006, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation—Beginning of year	$49,065	$46,590	$52,936	$51,433
Service cost	2,229	2,386	683	683
Interest cost	2,771	2,511	2,946	2,843
Plan amendment	—	—	—	106
Plan curtailment	(54)	—	40	—
Actuarial loss (gain)	(4,930)	67	(3,719)	969
Special termination benefit loss	8,952	—	3,028	—
Benefits paid	(2,640)	(2,489)	(2,836)	(3,098)

Benefit obligation—End of year	55,393	49,065	53,078	52,936

Change in plan assets
Plan assets—Beginning of year	39,489	19,437	—	—
Actual return on plan assets	2,750	3,934	—	—
Employer contributions	5,373	18,607	2,836	3,098
Benefits paid	(2,639)	(2,489)	(2,836)	(3,098)

Plan assets at fair value—End of year	44,973	39,489	—	—

Funded status of plans—End of year	$(10,420)	$(9,576)	$(53,078)	$(52,936)

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$265	$—	$—	$—
Current liabilities	—	—	(5,188)	(3,481)
Noncurrent liabilities	(10,685)	(9,576)	(47,890)	(49,455)

Net amount recognized at December 31	$(10,420)	$(9,576)	$(53,078)	$(52,936)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $53,434 and $43,359 at December 31, 2007 and 2006, respectively.
Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2007 and 2006 are as follows:

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Net actuarial loss	$5,972	$10,708	$7,142	$11,235
Prior service cost	889	7,058	1,589	13,450

	$6,861	$17,766	$8,731	$24,685

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are $27 and $103, respectively. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are $162 and $224, respectively. The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to immediately recognize a substantial portion of the net actuarial loss and prior service cost relating to these plans that had not yet been recognized in earnings. Curtailment charges of $5,526 and $10,175 were recognized for the Company’s pension and postretirement plans, respectively during 2007. In addition, the plant closure decision triggered contractual special pension benefits and contractual termination benefits of $8,952 and $3,028, that were recognized for the Company’s pension and postretirement plans, respectively during 2007. These pension and postretirement benefit costs are included in “Curtailment and impairment charges” on the consolidated statements of income.
Components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service cost	$2,229	$2,386	$2,243	$683	$683	$729
Interest cost	2,771	2,511	2,392	2,946	2,843	2,974
Settlement of labor dispute	—	—	388	—	—	—
Expected return on plan assets	(3,508)	(2,161)	(1,500)	—	—	—
Amortization of unrecognized prior service cost	712	712	662	1,725	1,648	1,809
Amortization of unrecognized net loss	441	558	525	374	400	338
Curtailment recognition	5,526	—	—	10,176	—	—
Contractual benefit charge	8,952	—	—	3,028	—	—

Total net periodic benefit cost	$17,123	$4,006	$4,710	$18,932	$5,574	$5,850

The (decrease) increase in accumulated other comprehensive loss (pre-tax) for the year ended December 31, 2007 is as follows:

		Postretirement
	Pension Benefits	Benefits

Net actuarial gain	$(4,173)	$(3,718)
Amortization of net actuarial gain	(441)	(374)
Amortization of prior service cost	(712)	(1,725)
Curtailment — prior service cost	(5,457)	(10,137)
Curtailment — net actuarial gain	(122)	—

Total recognized in accumulated other comprehensive loss	$(10,905)	$(15,954)

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2007:

	Pension	Postretirement
	Benefits	Benefits

2008	$5,478	$5,188
2009	4,997	5,335
2010	4,859	5,271
2011	4,696	5,176
2012	4,531	5,005
The Company expects to contribute approximately $6,750 to its pension plans in 2008.

The assumptions used to determine end of year benefit obligations are shown in the following table:

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Discount rate	6.40%	5.90%	6.40%	5.90%
Rate of compensation increase	3.00%-4.00%	3.00%-4.00%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.90%	5.75%	6.00%	5.90%	5.75%	6.00%
Expected return on plan assets	8.25%	8.25%	8.50%	—	—	—
Rate of compensation increase	3.00%-4.00%	3.00%-4.00%	3.00%-4.00%	—	—	—
Assumed health care cost trend rates at December 31 are set forth below:

	2007	2006	2005

Health care cost trend rate assigned for next year	9.00%	10.00%	11.00%
Rate to which cost trend is assumed to decline	5.50%	5.50%	5.00%
Year the rate reaches the ultimate trend rate	2014	2014	2011
As benefits under these plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.
The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2007 and 2006, and target allocations for 2008, by asset category, are as follows:

	Plan Assets at		Target
	December 31,		Allocation
	2007	2006	2008

Asset Category
Equity securities	72%	72%	70%
Debt securities	28%	28%	30%

	100%	100%	100%

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
The long term return on assets was estimated based upon historical market performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.
The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $1,421, $1,662 and $1,202 for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 14 — Income Taxes
The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2007	2006	2005

Current taxes
Federal	$21,772	$62,433	$15,472
State	4,789	10,529	1,473

	26,561	72,962	16,945

Deferred taxes
Federal	(10,377)	1,935	4,715
State	(1,534)	633	102

	(11,911)	2,568	4,817

Interest expense, gross of related tax effects	193
Total	$14,843	$75,530	$21,762

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9%	4.2%	2.1%
Valuation allowance	2.8%	(0.7)%	(0.5)%
Goodwill amortization for tax reporting purposes	(1.4)%	(0.3)%	(0.6)%
Deductible interest expense on rights to additional acquisition consideration	—	—	(4.5)%
Manufacturing deduction	(3.4)%	(1.0)%	—
Nondeductible expenses	—	—	0.5%
Other	1.0%	(0.2)%	0.3%

Effective income tax rate	35.9%	37.0%	32.3%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2007		December 31, 2006
Description	Assets	Liabilities	Assets	Liabilities

Accrued post-retirement and pension benefits-long term	$22,338	$—	$23,534	$—
Intangible assets	1,137	—	1,817	—
Accrued workers’ compensation costs	1,083	—	988	—
Accrued warranty costs	5,003	—	4,567	—
Accrued bonuses	57	—	195	—
Accrued vacation	915	—	1,165	—
Accrued contingencies	2,784	—	—	—
Accrued severance	787	—	—	—
Inventory valuation	1,637	—	766	—
Property, plant and equipment	—	(984)	—	(939)
State net operating loss carryforwards	1,875	—	1,478	—
Reserve on loss contract	—	—	711	—
Stock compensation expense	920	—	497	—
Other	588	—	—	(441)

	39,124	(984)	35,718	(1,380)
Valuation allowance	(3,585)	—	(2,921)	—

Deferred tax assets (liabilities)	$35,539	$(984)	$32,797	$(1,380)

Increase (decrease) in valuation allowance	$664		$(770)

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as current or noncurrent, based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance of $3,585 and $2,921 has been recorded at December 31, 2007 and 2006, respectively, as management concluded it was more likely than not that certain net Pennsylvania deferred tax assets would not be realized. In addition, the Company had Pennsylvania net operating loss carryforwards of $28,871, which will expire between 2021 and 2026.
As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties. Changes in the liability for unrecognized tax benefits following FIN No. 48 adoption for the year ended December 31, 2007 were as follows:

2007

Beginning of year balance	$2,638
Increases in prior period tax positions	—
Decreases in prior period tax positions	(80)
Increases in current period tax positions	263
Settlements	—

End of year balance	$2,821

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $2,573. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a significant impact on its results of operations or financial condition. For the year ended December 31, 2007, the Company’s income tax provision included $117 of expense (net of a federal tax benefit of $70) related to interest, which increased the balance of accrued interest to $868 at December 31, 2007.

The Company, and/or one of its subsidiaries, files income tax returns with the U.S. Federal government and in various state jurisdictions. A summary of tax years that remain subject to examination is as follows:

Earliest Year
Open To
Jurisdiction	Examination

U.S. Federal	2003
States:
Pennsylvania	2003
Virginia	2005
Illinois	2003
Note 15 — Stock-Based Compensation
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
On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long-Term Incentive Plan” (the “Plan”). The Plan is intended to provide incentives to attract, retain and motivate employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. The Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Plan was effective April 11, 2005 and will terminate as to future awards on April 11, 2015. Under the Plan, 659,616 shares of common stock have been reserved for issuance, of which, 265,627 were available for issuance at December 31, 2007. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.
Stock-based compensation expense of $2,804, $2,130 and $358 is included within selling, general and administrative expense for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $1,049, $787 and $130 for the years ended December 31, 2007, 2006 and 2005, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. No stock options were issued in 2007 and 2006. The following assumptions were used to value the 2005 stock options: expected lives of the options ranging between 5.5 and 6.5 years, expected volatility of 35%, risk-free interest rates ranging between 4.17% and 4.24% and an expected dividend yield of 0.5%. Expected life in years is determined by using the simplified method allowed by the Securities and Exchange Commission in accordance with Staff Accounting Bulletin No. 107. Expected volatility is based on the historical volatility of stock for comparable public companies and the implied volatility is derived from current publicly traded call option prices of comparable public companies. The risk-free interest rate is based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock.

Stock Option Activity
     A summary of the Company’s stock options activity and related information at December 31, 2007 and 2006, and changes during the years then ended is presented below:

	December 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)

Outstanding at the beginning of the year	229,872	$20.34	339,808	$19.91
Granted	—		—
Exercised	(109,936)	19.00	(109,936)	19.00
Forfeited or expired	(54,968)	19.00	—

Outstanding at the end of the year	64,968	$23.76	229,872	$20.34

Exercisable at the end of the year	6,666	$49.90	3,333	$49.90

A summary of the Company’s stock options outstanding as of December 31, 2007 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value

Options outstanding	64,968	7.4	$23.76	$892
Vested or expected to vest	64,968	7.4	$23.76	$892
Options exercisable	6,666	7.9	$49.90	—
The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006, was $3,193 and $4,926, respectively. The cash received from exercise of stock option awards was $2,089 during each of the years ended December 31, 2007 and 2006. The actual tax benefit realized for the tax deductions from exercise of the stock option awards was $1,270 and $1,951 for the years ended December 31, 2007 and 2006, respectively, of which $835 and $1,734, respectively was recorded to additional paid in capital as excess tax benefit from stock-based compensation. As of December 31, 2007, there was $206 of total unrecognized compensation expense related to nonvested options, which will be recognized over the average remaining requisite service period of 0.4 years.

Nonvested Stock Activity
A summary of the Company’s nonvested shares as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

	December 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)

Nonvested at the beginning of the year	25,021	$51.53	37,500	$49.90
Granted	72,940	53.85	3,542	62.31
Vested	(12,442)	53.18	(13,854)	50.13
Forfeited or expired	(2,666)	49.90	(2,167)	49.90

Nonvested at the end of the year	82,853	$53.38	25,021	$51.53

Expected to vest	82,853	$53.38	24,021	$51.60

The fair value of stock awards vested during the years ended December 31, 2007 and 2006, was $600 and $911, respectively, based on value at vesting date. The actual tax benefit realized for the tax deductions from vesting of the stock awards was $239 and $361 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the actual tax benefit realized for the tax deductions from vesting of the stock awards reduced additional paid in capital as excess tax benefit from stock-based compensation by $35. For the year ended December 31, 2006, the actual tax benefit realized for the tax deductions from vesting of the stock awards of $97 was recorded to additional paid in capital as excess tax benefit from stock-based compensation. As of December 31, 2007, there was $2,630 of total unrecognized compensation expense related to nonvested stock awards, which will be recognized over the average remaining requisite service period of 1.8 years.
Note 16 — Risks and Contingencies
The Company is involved in various warranty and repair claims and related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s financial condition, results of operations or cash flows.
The Company relies upon third-party suppliers for railcar heavy castings, wheels and other components for its railcars. In particular, it purchases a substantial percentage of its railcar heavy castings and wheels from subsidiaries of one entity. The Company also relies upon a single supplier to manufacture all of its cold-rolled center sills for its railcars. Any inability by these suppliers to provide the Company with components for its railcars, any significant decline in the quality of these components or any failure of these suppliers to meet the Company’s planned requirements for such components may have a material adverse impact on the Company’s financial condition and results of operations. While the Company believes that it could secure alternative manufacturing sources for these components, the Company may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and the Company’s operating results may be significantly affected.
On August 15, 2007, a lawsuit was filed against the Company in the U.S. District Court for the Western District of Pennsylvania by Samuel W. Pollak, Jr. and Robert A. Hayden, Jr. (subsequently amended to Kenneth J. Sowers, Anthony J. Zanghi and Robert A. Hayden, Jr.), on behalf of themselves and others similarly situated. The plaintiffs are employees at the Company’s Johnstown, Pennsylvania manufacturing facility and allege that they and other workers at the facility were laid off by the Company to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring the Company to return the laid-off employees to work. On January 11, 2008, the District Court issued a preliminary injunction directing the Company to reinstate certain of the laid-off employees for pension purposes, pending further proceedings in the lawsuit. The Company has appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit and has asked the District Court to stay the preliminary injunction pending the appeal. On February 11, 2008, the District Court denied the Company’s request to stay the preliminary injunction, but on March 4, 2008 the Court of Appeals granted a stay of the preliminary injunction pending the appeal. The Court of Appeals order says that while the appeal is pending, the Company cannot take any action, including closing the Johnstown plant, that would preclude the plaintiffs from qualifying for the pensions at issue in the lawsuit. The Company disputes the plaintiffs’ allegations in this lawsuit and intends to vigorously defend itself against the plaintiffs’ claims. The ultimate outcome of this lawsuit cannot be determined at this time, and management currently is unable to assess whether its resolution would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
On April 1, 2007, the United Steelworkers of America (the “USWA”) filed a grievance (No. 07 054) on behalf of certain workers at the Company’s Johnstown manufacturing facility, alleging that the Company had violated the collective bargaining agreement (the “CBA”). Under the CBA, until May 15, 2008 the Company is to provide at least 40 hours of work per week to employees with 20 or more years of service. The Company has provided such work to all employees with 20 or more years of continuous service. In the grievance proceeding, the USWA contends that the requirement applies to workers with at least 20 years of total service, including periods of employment prior to a break in their service. The USWA seeks reinstatement or a make-whole remedy, including reimbursement of lost wages and benefits for all affected employees through the term of the CBA, which ends May 15, 2008. Arbitration hearings were conducted on October 5, 2007 and December 5, 2007, and the parties are scheduled to file briefs on March 11, 2008. The ultimate outcome of this grievance proceeding cannot be determined at this time, and management currently is unable to assess whether its resolution would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In addition to the foregoing, we are involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Commercial disputes during 2007 included a contract dispute with a component parts supplier. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, future results of operations or cash flows.
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in FASB Statement No. 5, Accounting for Contingencies. As required by FASB No. 5, the Company estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income. During the fourth quarter of 2007, the Company recorded contingency losses of $3,884, related to all the above matters which are reported in the Company’s Consolidated Statements of Income in “Selling, general and administrative expense”.

Note 17 — Other Commitments
The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2016. The leases generally contain specific renewal or purchase options at lease-end at the then fair market amounts.
Future minimum lease payments at December 31, 2007 are as follows:

2008	$1,856
2009	1,758
2010	2,003
2011	2,040
2012	2,082
Thereafter	4,448

$14,187

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2,156, $1,894 and $1,701, respectively.
The Company has aluminum purchase commitments, which are non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars. At December 31, 2007, the Company had aluminum purchase commitments of $10,417 for 2008.
The Company has wheel and axle purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase materials used in the manufacturing process. The Company has center sill purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase center sills used in the manufacturing process. The estimated amounts may vary based on the actual quantities and price. At December 31, 2007, the Company had wheel and axle purchase commitments of $17,620, $35,884, $36,880 and $7,302 for 2008, 2009, 2010 and 2011, respectively, and center sill purchase commitments of $4,769, $5,062, $5,061, $5,061 and $3,796 for 2008, 2009, 2010, 2011 and 2012, respectively.
The Company has employment agreements with certain members of management which provide for base compensation, bonus, incentive compensation, employee benefits and severance payments under certain circumstances. The employment agreements generally have terms that range between two and three years and automatically extend for one-year periods until terminated prior to the end of the term by either party upon 90 days notice. Annual base compensation for the executives with employment agreements ranges between $221 and $550. Certain of the executives are entitled to participate in management incentive plans and other benefits as made available to the Company’s executives.
See Note 21 regarding management, deferred financing and consulting fees that the Company has paid and continues to pay to certain of its stockholders.

Note 18 — Earnings Per Share
The weighted average common shares outstanding are computed as follows:

	Year Ended December 31,
	2007	2006	2005

Weighted average common shares outstanding	12,115,712	12,586,889	11,135,440
Dilutive effect of employee stock options and restricted share awards	73,189	198,126	98,635

Weighted average diluted common shares outstanding	12,188,901	12,785,015	11,234,075

For the years ended December 31, 2007 and 2005, 70,940 and 10,000 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. No shares were anti-dilutive for the year ended December 31, 2006.
Note 19 — Operating Segment and Concentration of Sales
The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. The following table sets forth the Company’s sales resulting from new railcars, used railcars, leasing and other for the periods indicated below:

	Year ended December 31,
	2007	2006	2005

New railcar sales	$800,542	$1,435,391	$911,139
Used railcar sales	5,928	—	6,884
Leasing revenues	39	222	55
Other sales	10,516	9,187	9,109

	$817,025	$1,444,800	$927,187

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 15%, 11% and 11%, respectively, of revenues for the year ended December 31, 2007. Sales to the Company’s top three customers accounted for 12%, 11% and 9%, respectively, of revenues for the year ended December 31, 2006. Sales to the Company’s top three customers accounted for 16%, 14% and 8%, respectively, of revenues for the year ended December 31, 2005.
Note 20 — Labor Agreements
A collective bargaining agreement at one of the Company’s facilities covers approximately 10% and 27% of the Company’s active labor force at December 31, 2007 and 2006, respectively, under an agreement that expires on May 15, 2008. In December 2007, the Company announced that it planned to close this manufacturing facility located in Johnstown, Pennnsylvania. See Note 3 Curtailment and Impairment Charges for a description of these actions and Note 15 on related litigation with the Johnstown union.
An additional collective bargaining agreement at a different facility covers approximately 35% and 28% of the Company’s active labor force at December 31, 2007 and 2006, respectively, under an agreement that expires in October 2008.
An additional collective bargaining agreement at a different facility covers approximately 7% and 4% of the Company’s active labor force at December 31, 2007 and 2006, respectively, and would have covered approximately

5% of the Company’s active employees if it had been in place at December 31, 2005. The agreement was ratified on February 1, 2006 and expires on January 31, 2011.
Note 21 — Related Party Transactions
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
Before becoming public in 2005 the Company terminated certain agreements and the Company paid a total of $900 in connection with the termination of these agreements.
In June 1999, the Company and certain of its subsidiaries entered into a consulting agreement with one of the Company’s directors, which provides that he will provide the Company with consulting services on all matters relating to the Company’s business and that of the Company’s subsidiaries and will serve as a member of the Company’s board of directors. The agreement provides for a consulting fee of $50 per year. Payments for these services totaled $50 for each of the years ended December 31, 2007, 2006 and 2005. This agreement will expire in April 2008.
Note 22 — Subsequent Events
In January 2008, the Company announced that it had entered into a joint venture with Titagarh Wagons Limited of Kolkata, India to develop freight railcars for the Indian market. Under the terms of the joint venture agreement, FreightCar America and Titagarh will initially develop prototype cars based on FreightCar America’s designs and assess the market opportunity in India. If the initial stage is successful and market conditions are favorable, then it is expected that the joint venture company will begin railcar production in India beginning in 2009 using manufacturing methods that FreightCar America has developed.

Note 23 — Selected Quarterly Financial Data (Unaudited)
Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for share and per share data)

2007
Sales	$322,451	$195,360	$162,112	$137,102
Gross profit	44,133	24,693	19,398	15,140
Net income (loss) attributable to common stockholders (1)	22,952	11,453	8,681	(16,618)
Net income (loss) per common share attributable to common stockholders —basic (1)	1.82	0.94	0.73	(1.42)
Net income (loss) per common share attributable to common stockholders —diluted (1)	$1.80	$0.93	$0.73	$(1.42)

2006
Sales	$292,793	$365,417	$395,759	$390,831
Gross profit	41,134	65,593	65,217	61,507
Net income attributable to common stockholders	21,373	36,601	36,794	33,965
Net income per common share attributable to common stockholders —basic	1.71	2.91	2.92	2.69
Net income per common share attributable to common stockholders —diluted	$1.67	$2.86	$2.88	$2.65

(1)	Results for the fourth quarter 2007 include curtailment and impairment charges of $30.8 million (See Note 3 Curtailment and Impairment Charges for a description of these actions).
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
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Board of Directors,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.
Item 11. Executive Compensation.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation for the Year Ended December 31, 2007” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.
Item 14. Principal Accounting Fees and Services.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits
(a)	Documents filed as part of this report:
The following financial statements are included in this Form10-K:
1. Consolidated Financial Statements of FreightCar America, Inc.
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
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

FREIGHTCAR AMERICA, INC.
Date: March 12, 2008	By:	/s/ Christian Ragot
Christian Ragot, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian Ragot Christian Ragot	President and Chief Executive Officer (principal executive officer) and Director	March 12, 2008
/s/ Kevin P. Bagby Kevin P. Bagby	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2008
/s/ Thomas M. Fitzpatrick Thomas M. Fitzpatrick	Chairman of the Board and Director	March 12, 2008
/s/ James D. Cirar James D. Cirar	Director	March 12, 2008
/s/ William D. Gehl William D. Gehl	Director	March 12, 2008
/s/ Thomas A. Madden Thomas A. Madden	Director	March 12, 2008
/s/ S. Carl Soderstrom S. Carl Soderstrom	Director	March 12, 2008
/s/ Robert N. Tidball Robert N. Tidball	Director	March 12, 2008

FreightCar America, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

			Accounts Charged Off
			and Recoveries of
	Balance at	Additions Charged to	Amounts Previously
	Beginning of Period	Costs and Expenses	Written Off	Balance at End of Period

Year Ended December 31, 2007
Allowance for doubtful accounts	$191	$47	$(15)	$223
Deferred tax assets valuation allowance	2,921	664	—	3,585
Inventory reserve	—	1,951	$(774)	1,177

Year Ended December 31, 2006
Allowance for doubtful accounts	$115	$79	$(3)	$191
Deferred tax assets valuation allowance	3,691	—	(770)	2,921

Year Ended December 31, 2005
Allowance for doubtful accounts	$116	$36	$(37)	$115
Deferred tax assets valuation allowance	3,795	—	(104)	3,691

EXHIBIT INDEX

3.1
Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2
Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

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

10.5
Employment Agreement, dated as of January 3, 2007, between FreightCar America, Inc. and Christian Ragot (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 13, 2007).

10.6	Employment Agreement, dated as of May 1, 2007, between FreightCar America, Inc. and Charles Magolske.

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

10.9
Second Amendment to the FreightCar America, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended March 31, 2007 filed with the Commission on May 9, 2007).

10.10
Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.11
Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.12
Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

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

10.16
Second Amended and Restated Credit Agreement, dated as of August 24, 2007, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the lenders party thereto, LaSalle Bank National Association, as Administrative Agent and Arranger, and National City Business Credit, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007).

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

10.20	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.21	Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2007).

10.22
Agreement, dated as of January 25, 2007 between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007).

10.23
Agreement, dated as of January 25, 2007 between FreightCar America, Inc. and Kevin P. Bagby (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2007).

10.24
Agreement, dated as of March 8, 2007 between FreightCar America, Inc. and Kenneth D. Bridges (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2007).

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