Form 10-Q
period 2008-03-31
FreightCar America, Inc.
filed 2008-05-12
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of April 30, 2008, there were 11,854,846 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$161,747	$197,042
Accounts receivable, net of allowance for doubtful accounts of $274 and $223, respectively	6,295	13,068
Inventories	84,141	49,845
Leased railcars held for sale	7,723	—
Other current assets	11,331	7,223
Deferred income taxes	10,863	13,520

Total current assets	282,100	280,698

Property, plant and equipment, net	27,292	26,921
Goodwill	21,521	21,521
Deferred income taxes	25,838	21,035
Other long-term assets	5,541	5,709

Total assets	$362,292	$355,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,851	$39,525
Accrued payroll and employee benefits	19,286	13,320
Accrued postretirement benefits	5,188	5,188
Accrued warranty	10,173	10,551
Customer deposits	—	19,836
Other current liabilities	8,222	7,100

Total current liabilities	103,720	95,520

Accrued pension costs	15,367	10,685
Accrued postretirement benefits, less current portion	51,941	47,890
Other long-term liabilities	3,700	3,717

Total liabilities	174,728	157,812

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2008 and December 31, 2007	127	127
Additional paid in capital	98,268	99,270
Treasury stock, at cost, 876,832 and 918,257 shares at March 31, 2008 and December 31, 2007, respectively	(41,630)	(43.597)
Accumulated other comprehensive loss	(9,691)	(9,857)
Retained earnings	140,490	152,129

Total stockholders’ equity	187,564	198,072

Total liabilities and stockholders’ equity	$362,292	$355,884

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except share and per share data)
Sales	$95,098	$322,451
Cost of sales	85,815	278,318

Gross profit	9,283	44,133
Selling, general and administrative expense (including non-cash stock-based compensation expense of $964 and $668, respectively)	8,586	10,286
Charges related to labor arbitration ruling	18,263	—

Operating (loss) income	(17,566)	33,847
Interest income	1,344	2,409
Interest expense	82	106
Amortization of deferred financing costs	20	77

Operating (loss) income before income taxes	(16,324)	36,073
Income tax (benefit) provision	(6,108)	13,121

Net (loss) income	$(10,216)	$22,952

Net (loss) income per common share — basic	$(0.87)	$1.82

Net (loss) income per common share — diluted	$(0.87)	$1.80

Weighted average common shares outstanding — basic	11,739,799	12,597,791

Weighted average common shares outstanding — diluted	11,739,799	12,744,575

Dividends declared per common share	$0.12	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(10,216)	$22,952
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Charges related to labor arbitration ruling	18,263	—
Depreciation and amortization	993	868
Other non-cash items	(507)	77
Deferred income taxes	(2,085)	558
Compensation expense under stock option and restricted share award agreements	964	668
Changes in operating assets and liabilities:
Accounts receivable	6,773	(56,306)
Inventories	(33,599)	27,362
Leased railcars held for sale	(7,723)	—
Other current assets	15	(1,165)
Accounts payable	20,635	741
Accrued payroll and employee benefits	(3,665)	(4,258)
Income taxes receivable/payable	(4,184)	7,005
Accrued warranty	(378)	747
Customer deposits and other current liabilities	(18,715)	109
Accrued pension costs and accrued postretirement benefits	267	(71)

Net cash flows used in operating activities	(33,162)	(713)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,424)	(2,621)
Proceeds from sale of property, plant and equipment	18	—

Net cash flows used in investing activities	(1,406)	(2,621)

Cash flows from financing activities
Payments on long-term debt	(16)	(16)
Stock repurchases	—	(23,457)
Cash dividends paid to stockholders	(711)	(764)

Net cash flows used in financing activities	(727)	(24,237)

Net decrease in cash and cash equivalents	(35,295)	(27,571)
Cash and cash equivalents at beginning of period	197,042	212,026

Cash and cash equivalents at end of period	$161,747	$184,455

Supplemental cash flow information:
Income taxes paid	$105	$5,566

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect wholly owned subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases railroad freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products, intermodal containers and automobiles and trucks. The Company has manufacturing facilities in Danville, Illinois; Roanoke, Virginia; and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007.
Note 3 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Implementation of the provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements, as the Company does not currently hold financial assets and liabilities that are required to be marked to fair value.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company implemented SFAS No. 159 effective January 1, 2008. but elected not to apply the provisions of SFAS No. 159 to any of its existing financial assets or liabilities, therefore the provisions of SFAS No. 159 did not have an impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141 (R) is effective for any business combination with an acquisition date on or after January 1, 2009. The Company is in the process of evaluating the requirements of SFAS No. 141 (R) but expects only prospective impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity, consolidated net income be reported at amounts inclusive of both the parent’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and the noncontrolling interest all on the consolidated statement of income. If a subsidiary is deconsolidated, SFAS No. 160 requires any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss to be recognized in net income based on such fair value. The Company implemented SFAS No.160 effective January 1, 2008, but currently does not have any noncontrolling interests in subsidiaries, therefore the provisions of SFAS No. 160 did not have an impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company currently does not utilize derivative instruments or hedging activities. Other than the enhanced disclosures required if the Company engages in these activities in the future, the Company does not expect the provisions of SFAS No. 161 to have a material impact on the Company’s financial statements.
Note 4 — Charges Related to Labor Arbitration Ruling
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought by the United Steelworkers of America (“USWA”). The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at the Company’s Johnstown, Pennsylvania plant. The Company announced in December 2007 that it planned to close the Johnstown facility. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control to maintain competitive position. The Company had entered into decisional bargaining with the union representing its Johnstown employees regarding labor costs at the Johnstown facility, but did not reach an agreement with the union that would have allowed the Company to continue to operate the facility in a cost-effective way. The CBA was entered into in February 2005 and is effective until May 15, 2008. The dispute involves the interpretation of language regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service.
The arbitrator’s ruling holds the Company responsible for providing back pay and appropriate benefits to affected employees, a group that includes over one-half of the workers who were employed at the Johnstown plant at the time the grievance was filed. For the three months ended March 31, 2008, the Company accrued charges related to the labor arbitration ruling of $18,263 which are reported as a separate line item on the Company’s Condensed Consolidated Statements of Operations. It is anticipated that payments for employee salaries and benefits will be made during 2008, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from future operating cash flows.

The components of the charges related to the labor arbitration ruling for the three months ended March 31, 2008 are as follows:

Pension plan costs	$4,527
Postretirement plan costs	4,105
Employee salary and benefit costs	9,631

Total charges related to labor arbitration ruling, pre-tax	$18,263

Note 5 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31,	December 31,
	2008	2007
Work in progress	$64,862	$48,088
Finished new railcars	19,279	1,757

Total inventories	$84,141	$49,845

Management established a reserve of $477 and $1,177 relating to slow-moving inventory for raw materials or work in progress at March 31, 2008 and December 31, 2007, respectively.
Note 6 — Leased Railcars Held for Sale
During the quarter ended March 31, 2008, the Company re-entered the leasing business. The Company believes that it is probable that the railcars held for sale will be sold within one year and accordingly has treated the railcars as held for sale assets. Leased railcars held for sale are carried at the lower of cost or market value and are not depreciated. The Company recognizes operating lease revenue on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis as manufacturing sales and cost of sales if the railcars are sold within 12 months and on a net basis in leasing revenue as a gain(loss) on sale of leased railcars if the railcars are held in excess of 12 months.
Leased railcars held for sale in the amount of $7,723 at March 31, 2008 have lease agreements with external customers with terms of approximately 2.25 years. The Company had no leased railcars held for sale at December 31, 2007.
Future minimum rental revenues on leases at March 31, 2008 are as follows:

Nine months ending December 31, 2008	$369
Year ending December 31, 2009	491
Year ending December 31, 2010	246
Thereafter	—

$1,106

Note 7 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31,	December 31,
	2008	2007
Land	$701	$701

Buildings and improvements	20,507	20,559
Machinery and equipment	39,546	40,228

Cost of buildings, improvements, machinery and equipment	60,053	60,787
Less: Accumulated depreciation and amortization	(35,854)	(35,697)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	24,199	25,090
Construction in process	2,392	1,130

Total property, plant and equipment, net	$27,292	$26,921

Note 8 — Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2008 and 2007.
Goodwill and intangible assets consist of the following:

	March 31,	December 31,
	2008	2007
Patents	$13,097	$13,097
Accumulated amortization	(8,163)	(8,014)

Patents, net of accumulated amortization	4,934	5,083
Goodwill	21,521	21,521

Total goodwill and intangible assets	$26,455	$26,604

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 9 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $148 for the three months ended March 31, 2008 and 2007, respectively. The Company estimates amortization expense for each of the three years in the period ending December 31, 2010 will be approximately $590 and for each of the two years in the period ending December 31, 2012 will be approximately $586.
Note 9 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended
	March 31,
	2008	2007
Balance at the beginning of the period	$10,551	$12,051
Warranties issued during the period	498	1,532
Reductions for payments, cost of repairs and other	(876)	(785)

Balance at the end of the period	$10,173	$12,798

Note 10 — Revolving Credit Facility
On August 24, 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) with LaSalle Bank National Association (“LaSalle”) and the lenders party thereto (collectively, the “Lenders”) amending and restating the terms of the Company’s revolving credit facility (the “revolving credit facility”). The proceeds of the revolving credit facility are available to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of April 11, 2005, by and among the Company, LaSalle and the lenders party thereto (the “previous credit agreement”). The Revolving Credit Agreement provides for a $100,000 senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50,000 and (ii) a sub-facility for a swing line loan in an amount not to exceed $10,000. The amount available under the revolving credit facility is based on the lesser of (i) $100,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. The previous credit agreement had a three-year term ending on April 11, 2008 and bore interest at a rate of

LIBOR plus an applicable margin of between 1.75% and 3.00% depending on the Company’s ratio of consolidated senior debt to consolidated EBITDA (as defined in the previous credit agreement). Borrowings under the Revolving Credit Agreement are collateralized by substantially all of the assets of the Company. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As a result of the charges related to the labor arbitration ruling, the Company was not in compliance with one of the covenant requirements under the Revolving Credit Agreement as of March 31, 2008. The Company received a waiver of this covenant violation from the lenders under the Revolving Credit Agreement on May 9, 2008. As of March 31, 2008 and December 31, 2007, the Company had no borrowings under the revolving credit facility. The Company had $8,828 in outstanding letters of credit under the letter of credit sub-facility as of March 31, 2008 and December 31, 2007 and the ability to borrow $56,861 under the revolving credit facility as of March 31, 2008. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
Note 11 — Stock-Based Compensation
On January 10, 2008 and January 13, 2008 the Company awarded 11,500 and 29,925 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The restricted stock awarded on January 10, 2008 will vest in five equal annual installments beginning on January 10, 2009 while the restricted stock awarded on January 13, 2008 will vest in three equal annual installments beginning on January 13, 2009, with the continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
On January 13, 2008, the Company awarded 190,100 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 13, 2009 and have a contractual term of 10 years. The exercise price of each option is $30.47, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The fair value of $12.36 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2008 stock options: expected lives of the options of 6 years; expected volatility of 40.78%; risk-free interest rate of 3.08%; and expected dividend yield of 0.79%. Expected life in years was determined using the simplified method allowed by the Securities and Exchange Commission in accordance with Staff Accounting Bulletin No. 110. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant. As of March 31, 2008, there was $3,360 of unearned compensation expense related to the stock options and restricted stock granted during the quarter ended March 31, 2008, which will be recognized over the average remaining requisite service period of 34.7 months.
Note 12 — Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income consists of net operating (loss) income and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating (loss) income reported in the Condensed Consolidated Statements of Operations to total comprehensive (loss) income is reconciled as follows:

	Three Months Ended
	March 31,
	2008	2007
Net operating (loss) income	$(10,216)	$22,952
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	166	94

Total comprehensive (loss) income	$(10,050)	$23,046

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
The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended
	March 31,
	2008	2007
Pension Benefits
Service cost	$282	$703
Interest cost	842	699
Labor arbitration ruling cost	4,527	—
Expected return on plan assets	(939)	(835)
Amortization of prior service cost	—	178
Amortization of unrecognized net loss	7	219

	$4,719	$964

	Three Months Ended
	March 31,
	2008	2007
Postretirement Benefit Plan
Service cost	$17	$198
Interest cost	808	730
Labor arbitration ruling cost	4,105	—
Amortization of prior service cost	56	431
Amortization of unrecognized net loss	41	163

	$5,027	$1,522

On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought by the USWA involving the interpretation of language regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service. The arbitrator’s ruling holds the Company responsible for providing back pay and appropriate benefits to affected employees, a group that includes over one-half of the workers who were employed at the Johnstown plant at the time the grievance was filed on April 1, 2007. As a result of the arbitrator’s ruling, certain employees of the Company’s Johnstown facility became entitled to additional service credit and contractual termination benefits for pension and postretirement purposes which resulted in the Company recording additional pension and postretirement benefit costs under SFAS No. 88 and SFAS No. 106 of $4,527 and $4,105, respectively during the three months ended March 31, 2008.
The Company made contributions to the Company’s defined benefit pension plans of $0 and $1,862, respectively, for the three months ended March 31, 2008 and 2007. Total contributions to the Company’s defined benefit pension plans in 2008 are expected to be approximately $6,750. The Company made payments to the Company’s postretirement benefit plan of approximately $879 and $694, respectively, for the three months ended March 31, 2008 and 2007. Total payments to the Company’s postretirement benefit plan in 2008 are expected to be approximately $5,188. As of December 31, 2007, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $55,393 and $53,078, respectively, which exceeded the fair value of plan assets by $10,420 and $53,078, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $483 and $559 for the three months ended March 31, 2008 and 2007, respectively.

Note 14 — Risks and Contingencies
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
On August 15, 2007, a lawsuit (the “Pension Lawsuit”) was filed against the Company in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) on behalf of themselves and others similarly situated. The plaintiffs are employees at the Company’s Johnstown, Pennsylvania manufacturing facility and allege that they and other workers at the facility were laid off by the Company to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring the Company to return the laid-off employees to work. On January 11, 2008, the District Court issued a preliminary injunction directing the Company to reinstate certain of the laid-off employees for pension purposes, pending further proceedings in the lawsuit. The Company appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit and the Court of Appeals granted a stay of the preliminary injunction pending the appeal. The Court of Appeals order states that while the appeal is pending, the Company cannot take any action, including closing the Johnstown plant, which would preclude the plaintiffs from qualifying for the pensions at issue in the lawsuit. The parties are briefing their positions for the Court of Appeals. The ultimate outcome of this lawsuit cannot be determined at this time, and management is currently unable to assess whether its resolution would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In addition to the foregoing, we are involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Commercial disputes include a contract dispute with a component parts supplier. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, future results of operations or cash flows.
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in FASB Statement No. 5, Accounting for Contingencies. As required by FASB No. 5, the Company estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income. During the fourth quarter of 2007, the Company recorded contingency losses of $3,884, related to all of the above matters. No adjustments have been made to these amounts during 2008.
Note 15 — (Loss) Earnings Per Share
Shares used in the computation of the Company’s basic and diluted (loss) earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding	11,739,799	12,597,791
Dilutive effect of employee stock options and nonvested share awards	—	146,784

Weighted average diluted common shares outstanding	11,739,799	12,744,575

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2008, there were 255,068 shares of stock options and 110,945 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

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
During the three months ended March 31, 2008, we delivered 1,287 new railcars, compared to our delivery of 4,077 new railcars during the three months ended March 31, 2007. Our total backlog of firm orders was 6,785 units at March 31, 2008, compared with 5,399 units at December 31, 2007 and 6,006 units at March 31, 2007. Our backlog at March 31, 2008 includes 1,450 units under firm operating leases with independent third parties and 277 rebuild/refurbishment cars. The backlog as of March 31, 2008 represents estimated sales of $489.9 million, while the backlog as of March 31, 2007 represented estimated sales of $445.0 million.
We have begun to explore opportunities in the leasing sector of our industry. During the quarter, we provided leases for customers which are classified as leased railcars held for sale on the Balance Sheet. We continue to pursue several strategic growth initiatives. First, we are adapting to the evolving industry by diversifying our revenue streams, through new product offerings, such as the intermodal well car, as well as expansion of our activities into the refurbishment market. Second, our international expansion has been advanced by our joint venture agreement with Titagarh Wagons in India and we expect to begin working with additional overseas partners in the coming years. As these endeavors unfold, we will look to build on their success and explore both domestic and international opportunities to expand the breadth of our business and our geographic presence.
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components remain at historically high levels. In prior years, we have been able to pass on increased material costs to our customers with respect to a majority of our railcar deliveries however, due to competitive pricing pressures during the current industry downturn, we have been unable to negotiate provisions that allow for variable pricing to protect us against future changes in the cost of raw materials in a majority of our current contracts as of March 31, 2008. In response to cost increases for manufacturing materials we have selectively forward purchased materials to defray the price increases.
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
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought by the United Steelworkers of America (“USWA”). The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at our Johnstown, Pennsylvania plant. The CBA was entered into in February 2005 and is effective until May 15, 2008. The dispute involves the interpretation of language regarding the classification of employees’ years of service and our obligation to employees based on their years of service. The arbitrator’s ruling holds us responsible for providing back pay and appropriate benefits to affected employees, a group that includes over one-half of the workers who were employed at the Johnstown plant at the time the grievance was filed. For the three months ended March 31, 2008, we incurred charges related to the labor arbitration ruling of $18.3 million which are reported as a separate line item on our Condensed Consolidated Statements of Operations. It is anticipated that payments for employee salaries and benefits will be made during 2008, while pension benefits will be funded through plan assets and future Company contribution to the pension plans. Payments for postretirement benefits will be made from operating cash flows.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
Sales
Our sales for the three months ended March 31, 2008 were $95.1 million as compared to $322.5 million for the three months ended March 31, 2007 while railcar deliveries of 1,287 were 2,790 units below deliveries for the 2007 period. The decreases in sales revenue and deliveries were due primarily to lower industry volume as well as lower demand for coal cars. In addition, the pricing environment became more competitive as demand slackened with a negative impact on the price of railcars.
Gross Profit
Our gross margin for the quarter was $9.3 million, and that compares to $44.1 million for the first quarter of 2007, a decrease of $34.8 million. The corresponding margin rate was 9.8%, compared with 13.7% generated in the first quarter of 2007. The change in margin rate was driven primarily by lower volume and related leverage and an aggressive pricing environment. Favorable product mix and continuous cost reduction efforts partially mitigated the impact of lower production activity and the adverse pricing environment. During the quarter, we temporarily idled one of our facilities to reflect lower volume which adversely affected margin performance. While the Johnstown plant continues to have a negative affect on margin performance, the decision to close the plant will improve our cost structure and maintain margins in the long-run. The increases to both base material cost and surcharges also impacted margin performance.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2008 were $8.6 million compared to $10.3 million for the three months ended March 31, 2007, representing a decrease of $1.7 million. Selling, general and administrative expenses were 9.0% of our sales for the three months ended March 31, 2008 compared to 3.2% for the three months ended March 31, 2007. The decrease in selling, general and administrative expenses for the three months ended March 31, 2008 compared to the 2007 period is primarily attributable to reductions in employee bonuses and incentives of $1.3 million and decreases in outside professional services costs of $0.3 million.
Charges Related To Labor Arbitration Ruling
For the three months ended March 2008, as a result of the arbitrator’s ruling in the USWA grievance proceeding discussed above, we incurred labor arbitration costs of $18.3 million. These costs include charges of $8.6 million arising under our pension and postretirement benefit plans as well as employee salary and benefit costs of $9.7 million. It is anticipated that payments for employee salaries and benefits will be made during 2008, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from future operating cash flows as health benefits are provided to retirees. See Note 4 to the Condensed Consolidated Financial Statements.
Interest Expense/Income
Total interest expense for the three months ended March 31, 2008 was $0.1 million compared to $0.2 million, for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007 interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the three months ended March 31, 2008 was $1.3 million, compared to $2.4 million for the three months ended March 31, 2007. Interest income represents income earned on short-term investments of our cash balances, which decreased compared to the three months ended March

31, 2007. Interest income for the three months ended March 31, 2008 was also negatively impacted by lower interest rates for the 2008 period compared to the same period of 2007.
Income Taxes
The income tax benefit was $6.1 million for the three months ended March 31, 2008, as compared to an income tax provision of $13.1 million for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was 37.42% and included an income tax benefit of $6.8 million resulting from $18.3 million of charges related to the labor arbitration ruling. Excluding the impact of charges related to the labor arbitration ruling the effective tax rates for the three months ended March 31, 2008 and 2007, were 37.55% and 36.4%, respectively. The effective tax rate (excluding the impact of charges related to the labor arbitration ruling), for the three months ended March 31, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 4.35% blended state rate and a 4.79% effect from other differences, less a 0.87% effect for the domestic manufacturing deduction and a 5.72% effect for goodwill. The effective tax rate for the three months ended March 31, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.0% blended state rate and a 0.4% effect from other differences, less a 2.0% effect for the domestic manufacturing deduction.
Net (Loss) Income
As a result of the foregoing, net loss was $(10.2) million for the three months ended March 31, 2008, compared to net income of $23.0 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, our basic and diluted net loss per share was $(0.87), on basic and diluted shares outstanding of 11,739,799. For the three months ended March 31, 2007, our basic and diluted net income per share was $1.82 and $1.80, respectively, on basic and diluted shares outstanding of 12,597,791 and 12,744,575, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the three months ended March 31, 2008 and 2007 was our cash generated by cash flows from operations in prior periods. From the three months ended March 31, 2008 to the three months ended March 31, 2007, the change in net cash used by operating activities was an increase of $32.4 million. See “— Cash Flows.”
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
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. The previous credit agreement had a three-year term ending on April 11, 2008 and bore interest at a rate of LIBOR plus an applicable margin of between 1.75% and 3.00% depending on our ratio of consolidated senior debt to consolidated EBITDA (as defined in the previous credit agreement). Borrowings under the Revolving Credit Agreement are collateralized by substantially all of our assets. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As a result of the charges related to the labor arbitration ruling, we were not in compliance with one of the covenant requirements under the Revolving Credit Agreement as of March 31, 2008. We received a waiver of this covenant violation from the lenders under the Revolving Credit Agreement on May 9, 2008. As of March 31, 2008 and December 31, 2007, we had no borrowings under the revolving credit facility. We had $8.8 million in outstanding letters of credit under the letter of credit sub-facility as of March 31, 2008 and December 31, 2007 and the ability to borrow $56.9 million under the revolving credit facility as of March 31, 2008. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to us without restriction. To support our current leasing activities, we have initiated discussions with financial institutions regarding a warehouse lease borrowing facility. Disclosures related to the warehouse lease borrowing facility will be provided in future SEC filings upon finalization of the agreement with the financial institutions.
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2008. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2007, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $55.4 million and $53.1 million, respectively, which exceeded the fair value of plan assets by $10.4 million and $53.1 million, respectively. As disclosed in Note 13 to the condensed consolidated financial statements, we expect to make contributions relating to our defined benefit pension plans of approximately $6.8 million in 2008. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act and are expected to be fully funded by 2009. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2008, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In thousands)
Capital leases from long-term debt	$77	$66	$11	$—	$—
Operating leases	16,531	2,202	4,439	4,725	5,165
Material and component purchases	124,830	36,021	75,741	13,068	—

Total	$141,438	$38,289	$80,191	$17,793	$5,165

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.8 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at March 31, 2008 because the timing of the payout of these liabilities cannot be determined.
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash used in:
Operating activities	$(33,162)	$(713)
Investing activities	(1,406)	(2,621)
Financing activities	(727)	(24,237)

Total	$(35,295)	$(27,571)

Operating Activities. Our net cash used in operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current assets and liabilities). Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. Our working capital accounts also fluctuate from quarter to quarter due to the timing of certain events, such as the payment or non-payment for our railcars. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation, and a typical order of railcars may not yield cash proceeds until after the end of a reporting period.
Our net cash used in operating activities for the three months ended March 31, 2008 was $33.2 million, compared to $0.7 million for the three months ended March 31, 2007. The change in operating cash flows was primarily due to the decrease of $33.2 million in net income adjusted for non-cash items and decreases in operating cashflows attributable to leased railcars held for sale, inventory, income taxes payable and customer deposits that were partially offset by increases in operating cashflows attributable to accounts receivable and accounts payable.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2008 was $1.4 million as compared to $2.6 million for the three months ended March 31, 2007. Net cash used in investing activities for the three months ended March 31, 2008 and 2007, consisted primarily of capital expenditures.
Financing Activities. Net cash used in financing activities for the three months ended March 31, 2008 was $0.7 million, compared to $24.2 million for the three months ended March 31, 2007. Net cash used in financing activities for the three months ended March 31, 2008 consisted primarily of cash dividends to our stockholders while net cash used in financing activities for the three months ended March 31, 2007 included $23.5 million of stock repurchases under our stock repurchase program and cash dividends paid to our stockholders.
Capital Expenditures
Our capital expenditures were $1.4 million in the three months ended March 31, 2008 as compared to $2.6 million in the three months ended March 31, 2007. For the three months ended March 31, 2007, $2.5 million of the $2.6 million was comprised of expenditures for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying cars.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $4.4 million for the remainder of 2008. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make additional capital investments at higher levels in the future. We are also exploring product diversification initiatives, and international and other opportunities.

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
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $100.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $50.0 million sub-facility for letters of credit and a $10 million sub-facility for a swing line loan. As of March 31, 2008, there were no borrowings under the revolving credit facility and we had issued approximately $8.8 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
We are exposed to price risks associated with the purchase of raw materials, especially aluminum and steel. The cost of aluminum, steel and all other materials used in the production of our railcars represents a significant component of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased over the past four years as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our materials may also fluctuate depending on supply and demand for the material or governmental regulation relating to the material, including regulation relating to the importation of the material.
Given the significant increases in the price of raw materials, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. In recent years, we have been able to pass on increased material costs to our customers with a respect to a majority of our railcar deliveries, however, due to competitive pricing pressures during the current industry downturn, we have been unable to negotiate provisions that allow for variable pricing to protect us against future changes in the cost of raw materials in a majority of our current contracts as of March 31, 2008. In response to cost increases for manufacturing materials we have selectively forward purchased materials to defray the price increases. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $236 per railcar, which, for the three months ended March 31, 2008, would have reduced income before income taxes by approximately $0.3 million.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On August 15, 2007, a lawsuit (the “Pension Lawsuit”) was filed against us in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) on behalf of themselves and others similarly situated. The plaintiffs are employees at our Johnstown, Pennsylvania manufacturing facility and allege that they and other workers at the facility were laid off by us to prevent them from becoming eligible for certain retirement benefits, in violation of federal law. The lawsuit seeks, among other things, an injunction requiring us to return the laid-off employees to work. On January 11, 2008, the District Court issued a preliminary injunction directing us to reinstate certain of the laid-off employees for pension purposes, pending further proceedings in the lawsuit. We appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit and the Court of Appeals granted a stay of the preliminary injunction pending the appeal. The Court of Appeals order states that while the appeal is pending, we cannot take any action, including closing the Johnstown plant, which would preclude the plaintiffs from qualifying for the pensions at issue in the lawsuit. The parties are briefing their positions for the Court of Appeals. The ultimate outcome of this lawsuit cannot be determined at this time, and management is currently unable to assess whether its resolution would have a material adverse effect on our financial condition, results of operations or cash flows.
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought by the United Steelworkers of America (“USWA”). The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at our Johnstown, Pennsylvania plant. We announced in December 2007 that we planned to close the Johnstown facility. This action was taken to further our strategy of optimizing production at our low-cost facilities and continuing our focus on cost control. We had entered into decisional bargaining with the union representing our Johnstown employees regarding labor costs at the Johnstown facility, but did not reach an agreement with the union that would have allowed us to continue to operate the facility in a cost-effective way. The CBA was entered into in February 2005 and is effective until May 15, 2008. The dispute involves the interpretation of language regarding the classification of employees’ years of service and our obligations to employees based on their years of service.
The arbitrator’s ruling holds us responsible for providing back pay and appropriate benefits to affected employees, a group that includes over one-half of the workers who were employed at the Johnstown plant at the time the grievance was filed. For the three months ended March 31, 2008, we incurred charges related to the labor arbitration ruling of $18.3 million which are reported as a separate line item on our Condensed Consolidated Statements of Operations. It is anticipated that payments for employee salaries and benefits will be made during 2008, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from operating cash flows.
In addition to such matters, we are involved in certain other threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Current commercial disputes include a contract dispute with a component parts supplier. While the ultimate outcome of these other legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these other actions will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2007 annual report on Form 10K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a)	Exhibits filed as part of this Form 10-Q:
10.1	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.
Date: May 12, 2008	By:	/s/ Christian Ragot
Christian Ragot, President and
Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.