Form 10-Q
period 2008-06-30
FreightCar America, Inc.
filed 2008-08-11
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51237
FREIGHTCAR AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1837219 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1250 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
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

YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     As of July 31, 2008, there were 11,894,949 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$150,855	$197,042
Accounts receivable, net of allowance for doubtful accounts of $351 and $223, respectively	6,806	13,068
Inventories	95,158	49,845
Leased railcars held for sale	46,380	—
Other current assets	12,744	7,223
Deferred income taxes	16,390	13,520

Total current assets	328,333	280,698

Property, plant and equipment, net	27,717	26,921
Goodwill	21,521	21,521
Deferred income taxes	26,909	21,035
Other long-term assets	5,373	5,709

Total assets	$409,853	$355,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$106,105	$39,525
Accrued payroll and employee benefits	9,363	13,320
Accrued postretirement benefits	5,188	5,188
Accrued warranty	10,916	10,551
Customer deposits	2,262	19,836
Other current liabilities	6,772	7,100

Total current liabilities	140,606	95,520

Accrued pension costs	20,881	10,685
Accrued postretirement benefits, less current portion	56,619	47,890
Other long-term liabilities	3,843	3,717

Total liabilities	221,949	157,812

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2008 and December 31, 2007	127	127
Additional paid in capital	97,527	99,270
Treasury stock, at cost, 836,729 and 918,257 shares at June 30, 2008 and December 31, 2007, respectively	(39,726)	(43,597)
Accumulated other comprehensive loss	(9,627)	(9,857)
Retained earnings	139,603	152,129

Total stockholders’ equity	187,904	198,072

Total liabilities and stockholders’ equity	$409,853	$355,884

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Sales	$141,335	$195,360	$236,433	$517,811
Cost of sales	134,706	170,667	220,521	448,985

Gross profit	6,629	24,693	15,912	68,826
Selling, general and administrative expense (including non-cash stock-based compensation expense of $729, $687, $1,692 and $1,355, respectively)	7,283	8,684	15,869	18,970
Special charges	1,602	—	19,865	—

Operating (loss) income	(2,256)	16,009	(19,822)	49,856
Interest income	746	2,260	2,090	4,669
Interest expense	76	108	157	214
Amortization of deferred financing costs	21	76	41	153

Operating (loss) income before income taxes	(1,607)	18,085	(17,930)	54,158
Income tax (benefit) provision	(721)	6,632	(6,829)	19,753

Net (loss) income	$(886)	$11,453	$(11,101)	$34,405

Net (loss) income per common share — basic	$(0.08)	$0.94	$(0.94)	$2.77

Net (loss) income per common share — diluted	$(0.08)	$0.93	$(0.94)	$2.75

Weighted average common shares outstanding — basic	11,780,327	12,227,256	11,760,063	12,411,238

Weighted average common shares outstanding — diluted	11,780,327	12,307,011	11,760,063	12,523,593

Dividends declared per common share	$—	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(11,101)	$34,405
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Special charges	19,865	—
Depreciation and amortization	1,992	1,872
Other non-cash items	(547)	1,111
Deferred income taxes	(8,720)	55
Compensation expense under stock option and restricted share award agreements	1,692	1,355
Changes in operating assets and liabilities:
Accounts receivable	6,262	(4,959)
Inventories	(44,560)	20,056
Leased railcars held for sale	(46,380)	—
Other current assets	(6,184)	(1,198)
Accounts payable	65,998	(44,988)
Accrued payroll and employee benefits	(4,257)	(5,645)
Income taxes receivable/payable	793	(5,345)
Accrued warranty	365	566
Customer deposits and other current liabilities	(17,898)	1,180
Accrued pension costs and accrued postretirement benefits	440	(2,583)

Net cash flows used in operating activities	(42,240)	(4,118)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,943)	(4,205)
Proceeds from sale of property, plant and equipment	18	—

Net cash flows used in investing activities	(2,925)	(4,205)

Cash flows from financing activities
Payments on long-term debt	(32)	(30)
Stock repurchases	—	(29,622)
Issuance of common stock	627	2,089
Excess tax benefit from stock-based compensation	(192)	800
Cash dividends paid to stockholders	(1,425)	(1,506)

Net cash flows used in financing activities	(1,022)	(28,269)

Net decrease in cash and cash equivalents	(46,187)	(36,592)
Cash and cash equivalents at beginning of period	197,042	212,026

Cash and cash equivalents at end of period	$150,855	$175,434

Supplemental cash flow information:
Income taxes paid	$1,276	$24,259

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
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company implemented SFAS No. 159 effective January 1, 2008, but elected not to apply the provisions of SFAS No. 159 to any of its existing financial assets or liabilities, therefore the provisions of SFAS No. 159 did not have an impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009. The Company is in the process of evaluating the requirements of SFAS No. 141(R) but expects only prospective impact on the Company’s financial statements.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the guidance of FSP No. FAS 142-3 to intangible assets acquired after December 31, 2008. The Company does not expect the provisions of FSP No. FAS 142-3 to have a material impact on the Company’s financial statements
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not issued convertible debt securities; therefore, the Company does not expect the provisions of FSP No. APB 14-1 to have a material impact on the Company’s financial statements.
Note 4 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30,	December 31,
	2008	2007
Work in progress	$82,818	$48,088
Finished new railcars	12,340	1,757

Total inventories	$95,158	$49,845

Management established a reserve of $369 and $1,177 relating to slow-moving inventory for raw materials or work in progress at June 30, 2008 and December 31, 2007, respectively.
Note 5 — Leased Railcars Held for Sale
The Company believes that it is probable that the railcars held for sale will be sold within one year and accordingly has treated such railcars as assets held for sale. Leased railcars held for sale are carried at the lower of cost or market value and are not depreciated. The Company recognizes operating lease revenue on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis as manufacturing sales and cost of sales if the railcars are sold within 12 months and on a net basis in leasing revenue as a gain (loss) on sale of leased railcars if the railcars are held in excess of 12 months.
Leased railcars held for sale in the amount of $46,380 at June 30, 2008 are subject to lease agreements with external customers with terms of up to two years. The Company had no leased railcars held for sale at December 31, 2007.
Future minimum rental revenues on leases at June 30, 2008 are as follows:

Six months ending December 31, 2008	$1,926
Year ending December 31, 2009	1,665
Year ending December 31, 2010	246
Thereafter	—

$3,837

Note 6 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30,	December 31,
	2008	2007
Land	$701	$701

Buildings and improvements	20,717	20,559
Machinery and equipment	39,284	40,228

Cost of buildings, improvements, machinery and equipment	60,001	60,787
Less: Accumulated depreciation and amortization	(36,228)	(35,697)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	23,773	25,090
Construction in process	3,243	1,130

Total property, plant and equipment, net	$27,717	$26,921

Note 7 — Goodwill and Intangible Assets
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
Goodwill and intangible assets consist of the following:

	June 30,	December 31,
	2008	2007
Patents	$13,097	$13,097
Accumulated amortization	(8,310)	(8,014)

Patents, net of accumulated amortization	4,787	5,083
Goodwill	21,521	21,521

Total goodwill and intangible assets	$26,308	$26,604

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is nine years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended June 30, 2008 and 2007, and $296 and $295 for the six months ended June 30, 2008 and 2007, respectively. The Company estimates amortization expense for each of the three years in the period ending December 31, 2010 will be approximately $590 and for each of the two years in the period ending December 31, 2012 will be approximately $586.
Note 8 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$10,173	$12,798	$10,551	$12,051
Warranties issued during the period	1,223	567	1,721	2,099
Reductions for payments, cost of repairs and other	(480)	(748)	(1,356)	(1,533)

Balance at the end of the period	$10,916	$12,617	$10,916	$12,617

Note 9 — Revolving Credit Facility
On August 24, 2007, the Company entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto amending and restating the terms of the Company’s previous revolving credit facility. The proceeds of the revolving credit facility are available to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement provides for a $100,000 senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50,000 and (ii) a sub-facility for a swing line loan in an amount not to exceed $10,000. The amount available under the revolving credit facility is based on the lesser of (i) $100,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Revolving Credit Agreement are collateralized by substantially all of the assets of the Company. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As of June 30, 2008, the Company was in compliance with all covenant requirements under the revolving credit facility. As of June 30, 2008 and December 31, 2007, the Company had no borrowings under the revolving credit facility. The Company had $6,071 and $8,828 in outstanding letters of credit under the letter of credit sub-facility as of June 30, 2008 and December 31, 2007, respectively and the ability to borrow $52,598 under the revolving credit facility as of June 30, 2008. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
Note 10 — Stock-Based Compensation
On January 10, 2008 and January 13, 2008, respectively, the Company awarded 11,500 and 29,925 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The restricted stock awarded on

January 10, 2008 will vest in five equal annual installments beginning on January 10, 2009 while the restricted stock awarded on January 13, 2008 will vest in three equal annual installments beginning on January 13, 2009, with the continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
On January 13, 2008, the Company awarded 190,100 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 13, 2009 and have a contractual term of 10 years. The exercise price of each option is $30.47, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $12.36 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2008 stock options: expected lives of the options of 6 years; expected volatility of 40.78%; risk-free interest rate of 3.08%; and expected dividend yield of 0.79%. Expected life in years was determined using the simplified method allowed by the Securities and Exchange Commission in accordance with Staff Accounting Bulletin No. 110. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.
On May 14, 2008, the Company awarded 7,122 shares of restricted stock to certain individuals for service on the Company’s Board of Directors pursuant to its 2005 Long Term Incentive Plan. The restricted stock awarded on May 14, 2008 will vest on May 15, 2009. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
As of June 30, 2008, there was $3,308 of unearned compensation expense related to the stock options and restricted stock granted during the six months ended June 30, 2008, which will be recognized over the average remaining requisite service period of 31 months.
Note 11 — Comprehensive (Loss) Income
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
Net operating (loss) income reported in the Condensed Consolidated Statements of Operations to total comprehensive (loss) income is reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net operating (loss) income	$(886)	$11,453	$(11,101)	$34,405
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	64	948	230	1,042

Total comprehensive (loss) income	$(822)	$12,401	$(10,871)	$35,447

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

The components of net periodic benefit cost for the three months and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2008	2007	2008	2007
Service cost	$282	$411	$564	$1,114
Interest cost	842	686	1,684	1,385
Cost included in special charges	5,299	—	9,826	—
Expected return on plan assets	(940)	(923)	(1,879)	(1,758)
Amortization of prior service cost	—	178	—	356
Amortization of unrecognized net loss	7	2	14	221

	$5,490	$354	$10,209	$1,318

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Postretirement Benefit Plan	2008	2007	2008	2007
Service cost	$17	$144	$34	$342
Interest cost	808	743	1,616	1,473
Cost included in special charges	4,784	—	8,889	—
Amortization of prior service cost	56	431	112	862
Amortization of unrecognized net loss	41	24	81	187

	$5,706	$1,342	$10,732	$2,864

On June 24, 2008, the Company announced a tentative global settlement relating to the closing of its Johnstown, Pennsylvania manufacturing facility. See Note 15. If the settlement receives court approval, (which the Company believes is probable), certain employees of the Company’s Johnstown facility will be entitled to additional service credit and contractual termination benefits for pension and postretirement purposes which resulted in the Company recording additional pension and postretirement benefit costs under SFAS No. 88 and SFAS No. 106 of $9,826 and $8,889, respectively, during the six months ended June 30, 2008.
The Company made contributions to the Company’s defined benefit pension plans of $0 and $3,511, respectively, for the three months ended June 30, 2008 and 2007, and $0 and $5,373, respectively, for the six months ended June 30, 2008 and 2007. Total contributions to the Company’s defined benefit pension plans in 2008 are expected to be approximately $6,750 and were made in August 2008. The Company made payments to the Company’s postretirement benefit plan of approximately $931 and $699, respectively, for the three months ended June 30, 2008 and 2007, and $1,810 and $1,393, respectively, for the six months ended June 30, 2008 and 2007. Total payments to the Company’s postretirement benefit plan in 2008 are expected to be approximately $5,188. As of December 31, 2007, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $55,393 and $53,078, respectively, which exceeded the fair value of plan assets by $10,420 and $53,078, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $344 and $276 for the three months ended June 30, 2008 and 2007, respectively, and $827 and $835 for the six months ended June 30, 2008 and 2007, respectively.
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
The Company relies upon third-party suppliers for railcar heavy castings, wheels and other components for its railcars. In particular, it purchases a substantial percentage of its railcar heavy castings and wheels from subsidiaries of one entity. The Company also relies upon a single supplier to manufacture all of its cold-rolled center sills for its railcars. Any inability by these suppliers to provide the Company with components for its railcars, any significant decline in the quality of these components or any failure of these suppliers to meet the Company’s planned requirements for such components may have a material adverse impact on the Company’s financial condition, results of operations or cash flows. While the Company believes that it could secure alternative manufacturing sources for these components, the Company may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and the Company’s operating results may be significantly affected.
On June 24, 2008, the Company announced a tentative global settlement relating to its Johnstown, Pennsylvania manufacturing facility. The settlement, with the United Steelworkers of America (“USWA”) and the plaintiffs in the Sowers/Hayden class action litigation, was ratified by the Johnstown USWA membership on June 26, 2008, but remains subject to court approval. The Company believes that court approval of the settlement is probable. However, if the settlement is not approved and no alternative settlement is reached that is acceptable to the USWA and the court, then the Sowers/Hayden class action litigation and various other legal proceedings and disputes relating to the Johnstown facility may resume and/or be commenced. Management is currently unable to assess whether the ultimate outcomes of any such resumed and/or commenced proceedings and disputes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows in excess of the amounts previously recorded.
In addition to the foregoing, we are involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Commercial disputes include a contract dispute with a component parts supplier. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in FASB Statement No. 5, Accounting for Contingencies. As required by FASB No. 5, the Company estimates the likelihood that a future event or future events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income. During the fourth quarter of 2007, the Company recorded contingency losses of $3,884, related to all of the above matters.
Prices for steel and aluminum have risen significantly and remain volatile. In addition, the price of certain railcar components that are products of steel and aluminum has been adversely affected by raw material price increases. This has caused railcar component suppliers to rapidly increase surcharges. Material price increases and surcharges have caused the total cost of certain railcars under fixed price sales contracts to exceed the amounts originally anticipated and, in some cases, the contractual sales price of the railcar. When the anticipated loss on production of railcars in the backlog is both probable and estimable, the Company accrues a loss contingency. As a result of the rapid increase in material costs, a loss contingency reserve of $3,747 was accrued during the three months ended June 30, 2008 and included in the cost of sales line on the condensed consolidated statement of operations.
Note 14 — (Loss) Earnings Per Share
Shares used in the computation of the Company’s basic and diluted (loss) earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	11,780,327	12,227,256	11,760,063	12,411,238
Dilutive effect of employee stock options and nonvested share awards	—	79,755	—	112,355

Weighted average diluted common shares outstanding	11,780,327	12,307,011	11,760,063	12,523,593

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For each of the three and six months ended June 30, 2008, there were 222,087 stock options and 85,214 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. For each of the three and six months ended June 30, 2007, there were 10,000 stock options and 62,746 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

Note 15 — Special Charges
In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control. The Company had entered into decisional bargaining with the USWA, but did not reach an agreement with the USWA that would have allowed the Company to continue to operate the facility in a cost-effective way. In December 2007, the Company recorded curtailment and impairment charges of $30,836 related to these actions.
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought against the Company by the USWA. The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at the Johnstown facility. The dispute involved the interpretation of language regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service. The arbitrator’s ruling held the Company responsible for providing back pay and appropriate benefits to affected employees, a group that included over one-half of the workers who were employed at the Johnstown facility at the time the grievance was filed. As a result of the ruling, the Company recorded an additional amount for the Company’s estimate of the probable cost of the back pay and benefits under the ruling during the three months ended March 31, 2008. On June 4, 2008 the Company filed a lawsuit against the USWA asking the court to vacate the arbitrator’s ruling.
On June 24, 2008, the Company announced a tentative global settlement which would resolve all legal disputes relating to the Johnstown facility and its workforce, including the current Sowers/Hayden class action litigation, the above-mentioned contested arbitration ruling, and other pending grievance proceedings. The settlement, with the USWA and the plaintiffs in the Sowers/Hayden lawsuit, was ratified by the Johnstown USWA membership on June 26, 2008 but remains subject to court approval. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA would be terminated effective May 15, 2008 and the Johnstown facility would be closed. The settlement would provide special pension benefits to certain workers at the Johnstown facility and deferred vested benefits to other workers, as well as healthcare benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. The Company believes that court approval of the settlement is probable and has recorded the estimated incremental settlement costs for the six months ended June 30, 2008 related to these actions. It is anticipated that payments for employee salaries and benefits will be made during 2008, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from future operating cash flows.

Total Costs
Incurred to Date
As of June 30,
2008
Pension plan costs	$24,304
Postretirement plan costs	22,093
Employee termination benefits	1,829
Other related costs	1,525
Impairment charge for plant building and land	950

Total	$50,701

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
During the three months ended June 30, 2008, we delivered 2,253 new railcars, including delivery of 1,780 cars sold and delivery of 473 leased cars, compared to our delivery of 2,679 new railcars during the three months ended June 30, 2007. Our total backlog of firm orders was 4,917 units at June 30, 2008, compared with 6,785 units at March 31, 2008 and 5,589 units at June 30, 2007. Our backlog at June 30, 2008 included 1,237 units under firm operating leases with independent third parties and 196 rebuild/refurbishment cars. Our backlog of unfilled orders at June 30, 2008 was affected by cancelled orders for 970 units. The backlog as of June 30, 2008 represented estimated sales of $363.4 million, while the backlog as of June 30, 2007 represented estimated sales of $436.7 million.
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
On June 24, 2008, we announced a tentative global settlement relating to the closing of our Johnstown, Pennsylvania manufacturing facility. The settlement, with the USWA and the plaintiffs in the current Sowers/Hayden class action litigation, was ratified by the Johnstown USWA membership on June 26, 2008 but remains subject to court approval. If approved by the court, the settlement would resolve all legal disputes relating to the facility and its workforce, including the Sowers/Hayden litigation, a contested grievance arbitration award, and other pending grievance proceedings. The collective bargaining agreement between us and the USWA would be terminated effective May 15, 2008 and the Johnstown manufacturing facility would be closed. The settlement would provide special pension benefits to certain workers at the Johnstown facility and deferred vested benefits to other workers, as well as healthcare benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. As a result of the tentative global settlement discussed above, total plant shut-down costs incurred to date as of June 30, 2008 were $50.7 million.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
Sales
Our sales revenue for the second quarter of 2008 was $141.3 million compared to $195.4 million for the same period in 2007. The decrease is attributed primarily to lower industry volume, as well as lower demand for coal cars. In addition, the railcar sector was affected by aggressive pricing competition as well as below market lease rates. Railcar deliveries totaled 2,326 units in the quarter, including delivery of 1,853 cars sold and delivery of 473 leased cars, compared to 2,679 units in the same period of 2007. Average selling prices decreased in the second quarter of 2008 compared with the second quarter of 2007 reflecting a shift in our product mix to car types with different material costs and pricing pressures dictated by the current market conditions.

Gross Profit
Our gross margin for the quarter was $6.6 million, compared to $24.7 million for the second quarter of 2007, a decrease of $18.1 million. The corresponding margin rate was 4.7%, compared with 12.6% generated in the second quarter of 2007. The change in margin rate was driven primarily by the recent sharp cost increases on raw material inputs, lower volume and related leverage and the aggressive pricing environment in which we are operating. Prices for aluminum, steel and related components have risen sharply during the quarter and remain volatile. This has resulted in railcar component suppliers significantly increasing surcharges. Material price increases and surcharges have caused the total cost of certain railcars under fixed price sales contracts to exceed the amounts originally anticipated and, in some cases, the actual contractual sales price of the railcar. When the anticipated loss on the production of railcars in the backlog is both probable and estimatable, we accrue a loss contingency. A loss contingency reserve of $3.7 million related to these cost increases was accrued during the second quarter of 2008. The impact on the margin rate performance was 260 basis points (2.60%).
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2008 were $7.3 million compared to $8.7 million for the three months ended June 30, 2007, representing a decrease of $1.4 million. Selling, general and administrative expenses were 5.2% of our sales for the three months ended June 30, 2008 compared to 4.4% for the three months ended June 30, 2007. The decrease in selling, general and administrative expenses for the three months ended June 30, 2008 compared to the 2007 period is primarily attributable to reductions in employee bonuses and incentives of $0.8 million and decreases in outside professional services costs of $0.5 million.
Special Charges
Special charges for the three months ended June 30, 2008 represent the incremental costs associated with of our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. These costs include charges arising under our pension and postretirement benefit plans as well as employee termination and related closure costs. See Note 15 to the Condensed Consolidated Financial Statements.
Interest Expense/Income
Total interest expense was $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the three months ended June 30, 2008 was $0.7 million, compared to $2.3 million for the three months ended June 30, 2007. Interest income represents income earned on short-term investments of our cash balances, which decreased compared to the three months ended June 30, 2007. Interest income for the three months ended June 30, 2008 was also negatively impacted by lower interest rates for the 2008 period compared to the same period of 2007.
Income Taxes
The provision for income taxes was a benefit of $0.7 million for the three months ended June 30, 2008, as compared to a provision of $6.6 million for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008, was 44.9% compared to 36.7% for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to a change in annualized income that significantly impacted the financial statements. The effective tax rate for the three months ended June 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 4.1% blended state rate less a 2.0% effect for domestic manufacturing deductions and less a 0.4% effect for other permanent differences.
Net (Loss) Income
As a result of the foregoing, net loss was $(0.9) million for the three months ended June 30, 2008, compared to net income of $11.5 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, our basic and diluted net loss per share was $(0.08), on basic and diluted shares outstanding of 11,780,237. For the three months ended June 30, 2007, our basic and diluted net income per share was $0.94 and $0.93, respectively, on basic and diluted shares outstanding of 12,227,256 and 12,307,011, respectively. The three months ended June 30, 2008 include charges related to a loss contingency reserve due to sharp material cost increases on fixed price contracts in the amount of $2.6 million after tax or $0.22 per diluted share as well as special charges in the amount of $1.0 million after tax or $0.09 per diluted share.
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
Sales
Our sales revenue for the six months ended June 30, 2008 was $236.4 million compared to $517.8 million for the same period in 2007. The decrease is attributed primarily to lower industry volume, as well as lower demand for coal cars. In addition, the railcar sector was affected by aggressive pricing competition as well as below market lease rates. Railcar deliveries totaled 3,613 units for the six months ended June 30, 2008, including delivery of 3,035 cars sold and delivery of 578 leased cars, compared to 6,756 units in the same period of 2007. Average selling prices decreased for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, reflecting a shift in our product mix to car types with different material costs and pricing pressures dictated by the current market conditions.
Gross Profit
Our gross margin for the six months ended June 30, 2008 was $15.9 million, compared to $68.8 million for the six months ended June 30, 2007, a decrease of $52.9 million. The corresponding margin rate was 6.7%, compared with 13.3% generated in the first half of 2007. The change in margin rate was driven primarily by the recent sharp cost increases on raw material inputs, lower volume and related leverage and the aggressive pricing environment in which we are operating. Prices for aluminum, steel and related components have risen sharply during the quarter and remain volatile. This has resulted in railcar component suppliers significantly increasing surcharges. Material price increases and surcharges have caused the total cost of certain railcars under fixed price sales contracts to exceed the amounts originally anticipated and, in some cases, the actual contractual sales price of the railcar. When the anticipated loss on the production of railcars in the backlog is both probable and estimatable, we accrue a loss contingency. A loss contingency reserve of $3.7 million related to these cost increases was accrued during the six months ended June 30, 2008. The impact on the margin rate performance was 158 basis points (1.58%).
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2008 were $15.9 million compared to $19.0 million for the six months ended June 30, 2007, representing a decrease of $3.1 million. Selling, general and administrative expenses were 6.7% of our sales for the six months ended June 30, 2008 compared to 3.7% for the six months ended June 30, 2007. The decrease in selling, general and administrative expenses for the six months ended June 30, 2008 compared to the 2007 period is primarily attributable to reductions in employee bonuses and incentives of $2.1 million and decreases in outside professional services costs of $0.8 million.
Special Charges
Special charges for the six months ended June 30, 2008 represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. As a result of the tentative global settlement discussed above, total plant shut down costs incurred to date as of June 30, 2008 were $50.7 million. These costs include charges arising under our pension and postretirement benefit plans as well as employee termination and related closure costs. See Note 15 to the Condensed Consolidated Financial Statements.
Interest Expense/Income
Total interest expense was $0.2 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the six months ended June 30, 2008 was $2.1 million, compared to $4.7 million for the six months ended June 30, 2007. Interest income represents income earned on short-term investments of our cash balances, which decreased compared to the six months ended June 30, 2008. Interest income for the six months ended June 30, 2008 was also negatively impacted by lower interest rates for the 2008 period compared to the same period of 2007.
Income Taxes
The provision for income taxes was a benefit of $6.8 million for the six months ended June 30, 2008, as compared to a provision of $19.8 million for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30,

2008 was 38.1% compared to 36.5% for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 7.1% blended state rate and a 10.5% effect from other differences, less a 14.5% effect for goodwill. The effective tax rate for the six months ended June 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.3% blended state rate less a 0.1% effect from other differences, less a 1.9% deduction from domestic manufacturing deductions.
Net (Loss) Income
As a result of the foregoing, net loss was $(11.1) million for the six months ended June 30, 2008, reflecting a decrease of $45.5 million from net income of $34.4 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, our basic and diluted net loss per share was $(0.94) on basic and diluted shares outstanding of 11,760,063. For the six months ended June 30, 2007, our basic and diluted net income per share was $2.77 and $2.75, respectively, on basic and diluted shares outstanding of 12,411,238 and 12,523,593, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the six months ended June 30, 2008 and 2007 was our cash generated by cash flows from operations in prior periods. From the six months ended June 30, 2008 to the six months ended June 30, 2007, the change in net cash used by operating activities was an increase of $38.1 million. See “Cash Flows.”
On August 24, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto amending and restating the terms of our previous revolving credit facility. The proceeds of the revolving credit facility are available to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Revolving Credit Agreement provides for a $100.0 million senior secured revolving credit facility, including (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million and (ii) a sub-facility for a swing line loan in an amount not to exceed $10.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $100.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
The Revolving Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 0.875% and 1.500% depending on Revolving Loan Availability (as defined in the Revolving Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Revolving Credit Agreement are collateralized by substantially all of our assets. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default. As of June 30, 2008, we are in compliance with all covenant requirements under the revolving credit facility. As of June 30, 2008 and December 31, 2007, we had no borrowings under the revolving credit facility. We had $6.1 million and $8.8 million in outstanding letters of credit under the letter of credit sub-facility as of June 30, 2008 and December 31, 2007, respectively, and the ability to borrow $52.6 million under the revolving credit facility as of June 30, 2008. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to us without restriction. To support our current leasing activities, we have initiated discussions with financial institutions regarding a warehouse lease borrowing facility.
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
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2007, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $55.4 million and $53.1 million, respectively, which exceeded the fair value of plan assets by $10.4 million and $53.1 million, respectively. As disclosed in Note 12 to the condensed consolidated financial statements, as of June 30, 2008, we expected to make contributions relating to our defined benefit pension plans of approximately $6.8 million in 2008 and have subsequently made these contributions. However, we may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act and are expected to be fully funded by 2009. This expectation will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
Based upon our operating performance, capital requirements and obligations under our pension and welfare benefit plans, we may, from time to time, be required to raise additional funds through additional offerings of our common stock and through long-term borrowings. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2008, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
					More
		Less than	1-3	3-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Capital leases from long-term debt	$61	$61	$—	$—	$—
Operating leases	15,941	2,131	4,503	4,744	4,563
Material and component purchases	117,667	39,095	68,595	9,977	—

Total	$133,669	$41,287	$73,098	$14,721	$4,563

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $3.8 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at June 30, 2008 because the timing of the payout of these liabilities cannot be determined.
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Net cash used in:
Operating activities	$(42,240)	$(4,118)
Investing activities	(2,925)	(4,205)
Financing activities	(1,022)	(28,269)

Total	$(46,187)	$(36,592)

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
Our net cash used in operating activities for the six months ended June 30, 2008 was $42.2 million, compared to $4.1 million for the six months ended June 30, 2007. The change in operating cash flows was primarily due to a decrease in net income adjusted for non-cash items and decreases in operating cashflows attributable to leased railcars held for sale, inventory, deferred income taxes and customer deposits that were partially offset by increases in operating cashflows attributable to accounts receivable and accounts payable. As working investment normalizes from its current peak, changes in accounts payable balances will have an impact on future cash flows.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2008 was $2.9 million as compared to $4.2 million for the six months ended June 30, 2007. Net cash used in investing activities for the six months ended June 30, 2008 and 2007, consisted primarily of capital expenditures.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2008 was $1.0 million, compared to $28.3 million for the six months ended June 30, 2007. Net cash used in financing activities for the six months ended June 30, 2008 included $1.4 million of cash dividends to our stockholders and $0.2 million of excess tax benefit from stock-based compensation, partially offset by the $0.6 million of treasury stock issued for stock options exercised. Net cash used in financing activities for the six months ended June 30, 2007 was $28.3 million, which included $29.6 million of stock repurchases under our stock repurchase program and cash dividends paid to stockholders, partially offset by the issuance of common stock of $2.1 million.
Capital Expenditures
Our capital expenditures were $2.9 million in the six months ended June 30, 2008 as compared to $4.2 million in the six months ended June 30, 2007. For the six months ended June 30, 2007, $2.5 million of the $4.2 million was comprised of expenditures for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying cars and the remaining $1.7 million was comprised of general maintenance expenditures for machinery and equipment and facility upgrades.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $2.9 million for the remainder of 2008. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make additional capital investments at higher levels in the future. We are also exploring product diversification initiatives, and international and other opportunities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $100.0 million revolving credit facility which provides for financing of our working capital requirements and contains a $50.0 million sub-facility for letters of credit and a $10.0 million sub-facility for a swing line loan. As of June 30, 2008, there were no borrowings under the revolving credit facility and we had issued approximately $6.1 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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
Given the significant increases in the price of raw materials, this exposure can affect our costs of production. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials. In response to cost increases for manufacturing materials we have selectively forward purchased materials to the extent possible to secure prices. The current high cost of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $245 per railcar, which, for the six months ended June 30, 2008, would have reduced income before income taxes by approximately $0.7 million.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We have previously disclosed a pension-related lawsuit (the Sowers/Hayden class action litigation) filed against us in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) on behalf of themselves and others similarly situated. We have also previously disclosed a contested ruling against us in a grievance proceeding first filed against us on April 1, 2007 by the USWA. On June 24, 2008, we announced a tentative global settlement with the USWA and the plaintiffs in the Sowers/Hayden class action litigation. The settlement was ratified by the Johnstown USWA membership on June 26, 2008, but remains subject to court approval. If approved by the court, the settlement would resolve all legal disputes relating to our Johnstown, Pennsylvania manufacturing facility and its workforce, including the Sowers/Hayden class action litigation, the contested grievance ruling and other pending grievance proceedings.
In addition to the foregoing, we are involved in certain other threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Current commercial disputes include a contract dispute with a component parts supplier. While the ultimate outcome of these other legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these other actions will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on May 14, 2008. The purpose of the meeting was to consider and vote upon proposals to (i) elect two directors who were nominated for election as Class III directors to three-year terms, (ii) approve an amendment to the FreightCar America, Inc. 2005 Long Term Incentive Plan that, among other things, increased the number of shares authorized to be issued under the plan from 659,616 to 1,659,616, and (iii) ratify the appointment of our independent registered public accounting firm for 2008. The 10,525,309 shares present in person or by proxy were voted as follows with respect to each proposal:
1.	To elect two directors who were nominated for election as Class III directors to three-year terms:

		Votes
	Votes For	Withheld
Thomas M. Fitzpatrick	10,363,039	162,268
Thomas A. Madden	10,321,689	203,618
2.	To approve an amendment to the FreightCar America, Inc. 2005 Long Term Incentive Plan that, among other things, increased the number of shares authorized to be issued under the plan from 659,616 to 1,659,616:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
6,989,997	747,814	90,576	2,696,922

3.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2008:

	Votes
Votes For	Against	Abstentions
10,436,764	29,339	59,206
Item 5.     Other Information.
None.
Item 6.     Exhibits.
(a)	Exhibits filed as part of this Form 10-Q:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.
Date: August 11, 2008	By:	/s/ Christian Ragot
Christian Ragot, President and
Chief Executive Officer

	By:	/s/ Kevin P. Bagby
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