Form 10-Q
period 2008-09-30
FreightCar America, Inc.
filed 2008-11-03
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2008, there were 11,892,769 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
Assets
Current assets Cash and cash equivalents	$128,053	$197,042
Accounts and notes receivable, net of allowance for doubtful accounts of $275 and $223, respectively	68,320	13,068
Inventories	114,386	49,845
Leased railcars held for sale	705	—
Other current assets	11,531	7,223
Deferred income taxes	13,052	13,520

Total current assets	336,047	280,698

Property, plant and equipment, net	30,184	26,921
Railcars on operating leases, net	35,156	—
Goodwill	21,521	21,521
Deferred income taxes	29,299	21,035
Other long-term assets	5,873	5,709

Total assets	$458,080	$355,884

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$120,583	$39,525
Accrued payroll and employee benefits	9,442	13,320
Accrued postretirement benefits	5,188	5,188
Accrued warranty	11,303	10,551
Income taxes payable	3,734	—
Customer deposits	29,285	20,062
Other current liabilities	8,541	6,874

Total current liabilities	188,076	95,520

Accrued pension costs	14,316	10,685
Accrued postretirement benefits, less current portion	56,516	47,890
Other long-term liabilities	3,920	3,717

Total liabilities	262,828	157,812

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2008 and December 31, 2007	127	127
Additional paid in capital	98,216	99,270
Treasury stock, at cost, 838,909 and 918,257 shares at September 30, 2008 and December 31, 2007, respectively	(39,807)	(43,597)
Accumulated other comprehensive loss	(9,562)	(9,857)
Retained earnings	146,278	152,129

Total stockholders’ equity	195,252	198,072

Total liabilities and stockholders’ equity	$458,080	$355,884

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Sales	$238,008	$162,112	$474,441	$679,923
Cost of sales	219,591	142,714	440,112	591,699

Gross profit	18,417	19,398	34,329	88,224
Selling, general and administrative expense (including non-cash stock-based compensation expense of $608, $725, $2,301 and $2,080, respectively)	7,207	7,565	23,076	26,535
Special charges	268	—	20,133	—

Operating income (loss)	10,942	11,833	(8,880)	61,689
Interest income	884	1,899	2,974	6,568
Interest expense	81	138	239	352
Amortization of deferred financing costs	171	57	212	210

Operating income (loss) before income taxes	11,574	13,537	(6,357)	67,695
Income tax provision (benefit)	4,185	4,856	(2,644)	24,609

Net income (loss)	$7,389	$8,681	$(3,713)	$43,086

Net income (loss) per common share — basic	$0.63	$0.73	$(0.32)	$3.52

Net income (loss) per common share — diluted	$0.62	$0.73	$(0.32)	$3.49

Weighted average common shares outstanding - basic	11,809,024	11,918,890	11,776,503	12,245,504

Weighted average common shares outstanding - diluted	11,841,236	11,955,827	11,776,503	12,332,345

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,713)	$43,086
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Special charges	20,133	—
Depreciation and amortization	3,215	2,890
Other non-cash items	(268)	2,832
Deferred income taxes	(7,811)	(924)
Compensation expense under stock option and restricted share award agreements	2,301	2,080
Changes in operating assets and liabilities:
Accounts receivable	(55,252)	(2,921)
Inventories	(63,633)	39,877
Leased railcars held for sale	(705)	—
Other current assets	(6,174)	(346)
Accounts payable	78,026	(57,603)
Accrued payroll and employee benefits	(4,178)	(3,510)
Income taxes receivable/payable	5,654	(4,215)
Accrued warranty	752	(273)
Customer deposits and other current liabilities	10,910	(1,683)
Accrued pension costs and accrued postretirement benefits	(6,163)	(1,201)

Net cash flows (used in) provided by operating activities	(26,906)	18,089

Cash flows from investing activities
Purchases of property, plant and equipment	(4,135)	(5,181)
Cost of railcars on operating leases produced or acquired	(35,437)	—
Proceeds from sale of property, plant and equipment	18	—

Net cash flows used in investing activities	(39,554)	(5,181)

Cash flows from financing activities
Payments on long-term debt	(48)	(45)
Deferred financing costs paid	(969)	(211)
Stock repurchases	—	(50,000)
Issuance of common stock	627	2,089
Excess tax benefit from stock-based compensation	—	800
Cash dividends paid to stockholders	(2,139)	(2,229)

Net cash flows used in financing activities	(2,529)	(49,596)

Net decrease in cash and cash equivalents	(68,989)	(36,688)
Cash and cash equivalents at beginning of period	197,042	212,026

Cash and cash equivalents at end of period	$128,053	$175,338

Supplemental cash flow information:
Income taxes paid	$1,276	$28,984

Non-cash transactions:
Purchase of property, plant and equipment on account	$(1,916)	$(907)

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“FCA”), through its direct and indirect wholly owned subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases railroad freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products, intermodal containers and automobiles and trucks. The Company has facilities in Danville, Illinois; Roanoke, Virginia; and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of FCA, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Reclassification
Certain prior year amounts on the condensed consolidated balance sheets have been reclassified to conform to the September 30, 2008 presentation.
Note 3 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the valuation categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Implementation of the provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements, as the Company does not currently hold financial assets and liabilities that are required to be marked to fair value.
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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009. The Company is in the process of evaluating the requirements of SFAS No. 141(R), but expects only prospective impact on the Company’s financial statements.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the guidance of FSP No. FAS 142-3 to intangible assets acquired after December 31, 2008. The Company does not expect the provisions of FSP No. FAS 142-3 to have a material impact on the Company’s financial statements.
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

Note 4 — Accounts and Notes Receivable
Accounts and notes receivable of $68,320 at September 30, 2008 includes interest-bearing notes receivable of $54,345, from customers in the normal course of our business. The notes receivable are payable in November 2008. The Company had no notes receivable at December 31, 2007.
Note 5 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30,	December 31,
	2008	2007
Work in progress	$82,446	$48,088
Finished new railcars	30,295	1,757
Used railcars held for sale	1,645	—

Total inventories	$114,386	$49,845

Management established a reserve of $214 and $1,177 relating to slow-moving inventory for raw materials or work in progress at September 30, 2008 and December 31, 2007, respectively.
Note 6 — Leased Railcars
In response to competitive market conditions, the Company began offering railcar leasing to its customers on a selective and limited basis during the first quarter of 2008. These transactions are being packaged and offered for sale to the Company’s leasing company customers. The Company believes that its leasing activity will improve its ability to service its customers and compete effectively during this phase of the railcar cycle.
The Company periodically evaluates leased railcars to determine whether it is probable that the leased railcars will be sold within one year. When the Company believes it is probable that the leased railcars will be sold within one year, the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet. Leased railcars held for sale are carried at the lower of cost or market value and are not depreciated. When the Company believes it is not probable that leased railcars will be sold within one year, the leased railcars are included in railcars on operating leases on the balance sheet and are depreciated. The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis as manufacturing sales and cost of sales if the railcars are sold within 12 months and on a net basis in leasing revenue as a gain (loss) on sale of leased railcars if the railcars are held in excess of 12 months.
Leased railcars at September 30, 2008 include leased railcars classified as held for sale of $705 and railcars on operating leases classified as long-term assets of $35,156. Due to current market conditions, leased railcars of $7,777 previously classified as held for sale were reclassified as long-term assets during the third quarter of 2008. An impairment write-down of $97 related to these railcars on operating leases was recorded during the three months ended September 30, 2008. Leased railcars at September 30, 2008 are subject to lease agreements with external customers with terms of up to three years. The Company had no leased railcars at December 31, 2007.
Future minimum rental revenues on leases at September 30, 2008 are as follows:

Three months ending December 31, 2008	$763
Year ending December 31, 2009	2,324
Year ending December 31, 2010	2,012
Year ending December 31, 2011	1,071

$6,170

Note 7 — Property, Plant and Equipment and Railcars on operating leases
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2008	2007
Land	$701	$701

Buildings and improvements	20,717	20,559
Machinery and equipment	42,578	40,228

Cost of buildings, improvements, machinery and equipment	63,295	60,787
Less: Accumulated depreciation and amortization	(38,373)	(35,697)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	24,922	25,090
Construction in process	4,561	1,130

Total property, plant and equipment, net	$30,184	$26,921

Railcars on operating leases consist of the following:

	September 30,	December 31,
	2008	2007
Cost of railcars on operating leases	$35,340	$—

Less: Accumulated depreciation and amortization	(184)	—

Railcars on operating leases, net	$35,156	$—

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
Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2008	2007
Patents	$13,097	$13,097
Accumulated amortization	(8,458)	(8,014)

Patents, net of accumulated amortization	4,639	5,083
Goodwill	21,521	21,521

Total goodwill and intangible assets	$26,160	$26,604

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is nine years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended September 30, 2008 and 2007, $444 for the nine months ended September 30, 2008 and $443 for the nine months ended September 30, 2007. The Company estimates amortization expense for each of the three years in the period ending December 31, 2010 will be approximately $590 and for each of the two years in the period ending December 31, 2012 will be approximately $586.
Note 9 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$10,916	$12,617	$10,551	$12,051
Warranties issued during the period	925	680	2,641	2,779
Reductions for payments, cost of repairs and other	(538)	(1,519)	(1,889)	(3,052)

Balance at the end of the period	$11,303	$11,778	$11,303	$11,778

Note 10 — Revolving Credit Facilities
On September 30, 2008, certain of the Company’s wholly owned subsidiaries, JAC, FCS, Operations, JAIX and FCR (each, a “Co-Borrower” and collectively, the “Co-Borrowers”), entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) with the lenders party thereto (collectively, the “Lenders”). The Credit Agreement Amendment amends the Second Amended and Restated Credit Agreement (the “Original Credit Agreement” and, as amended by the Credit Agreement Amendment, the “Credit Agreement”) dated as of August 24, 2007.
The Credit Agreement Amendment amends the Original Credit Agreement, by: (1) reducing the Lenders’ commitments to a $50,000 senior secured revolving credit facility, including a sub-facility for a swing line loan in an amount not to exceed $5,000; (2) increasing the interest rate to LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement); and (3) releasing JAIX as a Co-Borrower under the Credit Agreement. The Co-Borrowers were required to pay an amendment fee of 0.20% of each Lender’s commitment. Borrowings under the Credit Agreement remain collateralized by substantially all of the assets of the Company and the remaining Co-Borrowers. Additionally, JAIX guaranteed the Revolving Credit Facility.
The proceeds of the revolving credit facility are available to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by-letters of credit. The amount available under the revolving credit facility is based on the lesser of (1) $50,000 or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory. The revolving credit facility has a term ending on May 31, 2012. The Company is required to pay an annual commitment fee of between 0.175% and 0.25% based on Revolving Loan Availability. The Credit Agreement Amendment has both affirmative and negative covenants, including, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures.
As of September 30, 2008 and December 31, 2007, the Company had no borrowings under the revolving credit facility. The Company had $15,560 and $8,828 in outstanding letters of credit under the letter of credit sub-facility as of September 30, 2008 and December 31, 2007, respectively and the ability to borrow $34,440 under the revolving credit facility as of September 30, 2008. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
JAIX Revolving Credit Facility
Also on September 30, 2008, JAIX entered into a Credit Agreement (the “JAIX Credit Agreement”) with the lenders party thereto (collectively, the “JAIX Lenders”). The JAIX Credit Agreement consists of a $60,000 senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, FCA guaranteed the JAIX revolving Credit Facility.
Availability under the JAIX Revolving Credit Facility is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Revolving Credit Facility. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of September 30, 2008 the Company had no borrowings under the JAIC Revolving Credit Agreement.

As of September 30, 2008, the Company was in compliance with all covenant requirements under its revolving credit facilities.
Note 11 — Stock-Based Compensation
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
As of September 30, 2008, there was $2,724 of unearned compensation expense related to the stock options and restricted stock granted during the nine months ended September 30, 2008, which will be recognized over the average remaining requisite service period of 28 months.
Note 12 — Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net operating income (loss) and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating income (loss) reported in the Condensed Consolidated Statements of Operations to total comprehensive income (loss) is reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating income (loss)	$7,389	$8,681	$(3,713)	$43,086
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	64	518	295	1,560

Total comprehensive income (loss)	$7,453	$9,199	$(3,418)	$44,646

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
The components of net periodic benefit cost for the three months and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension Benefits
Service cost	$282	$557	$846	$1,671
Interest cost	842	693	2,526	2,078
Cost included in special charges	—	—	9,826	—
Expected return on plan assets	(940)	(879)	(2,819)	(2,637)
Amortization of prior service cost	—	178	—	534
Amortization of unrecognized net loss	7	110	21	331

	$191	$659	$10,400	$1,977

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Postretirement Benefit Plan
Service cost	$17	$170	$51	$512
Interest cost	808	737	2,424	2,210
Cost included in special charges	—	—	8,889	—
Amortization of prior service cost	56	431	168	1,293
Amortization of unrecognized net loss	41	94	123	281

	$922	$1,432	$11,655	$4,296

On June 24, 2008, the Company announced a tentative global settlement relating to the closing of its Johnstown, Pennsylvania manufacturing facility. See Note 16. If the settlement receives court approval, (which the Company believes is probable), certain employees of the Company’s Johnstown facility will be entitled to additional service credit and contractual termination benefits for pension and postretirement purposes, which resulted in the Company recording additional pension and postretirement benefit costs under SFAS No. 88 and SFAS No. 106 of $9,826 and $8,889, respectively, during the nine months ended September 30, 2008.
The Company made contributions to the Company’s defined benefit pension plans of $6,750 and $0, respectively, for the three months ended September 30, 2008 and 2007, and $6,750 and $5,373, respectively, for the nine months ended September 30, 2008 and 2007. The Company made payments to the Company’s postretirement benefit plan of approximately $928 and $710, respectively, for the three months ended September 30, 2008 and 2007, and $2,738 and $2,103, respectively, for the nine months ended September 30, 2008 and 2007. Total payments to the Company’s postretirement benefit plan in 2008 are expected to be approximately $5,188. As of December 31, 2007, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $55,393 and $53,078, respectively, which exceeded the fair value of plan assets by $10,420 and $53,078, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $339 and $286 for the three months ended September 30, 2008 and 2007, respectively, and $1,166 and $1,121 for the nine months ended September 30, 2008 and 2007, respectively.

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
In addition to the foregoing, the Company is involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. Commercial disputes include a contract dispute with a component parts supplier. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Prices for steel and aluminum have risen significantly and remain volatile. In addition, the price of certain railcar components that are products of steel and aluminum has been adversely affected by raw material price increases. This has caused railcar component suppliers to rapidly increase surcharges. Material price increases and surcharges have caused the total cost of certain railcars under fixed price sales contracts to exceed the amounts originally anticipated and, in some cases, the contractual sales price of the railcar. When the anticipated loss on production of railcars in the backlog is both probable and estimable, the Company accrues a loss contingency. As a result of the rapid increase in material costs, a loss contingency reserve of $2,323 was accrued during the nine months ended September 30, 2008 and included in the cost of sales line on the Condensed Consolidated Statement of Operations.
Note 15 — Earnings (Loss) Per Share
Shares used in the computation of the Company’s basic and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	11,809,024	11,918,890	11,776,503	12,245,504
Dilutive effect of employee stock options and nonvested share awards	32,212	36,937	—	86,841

Weighted average diluted common shares outstanding	11,841,236	11,955,827	11,776,503	12,332,345

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2008, there were 10,000 stock options and 36,667 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. Because the Company had a net loss for the nine months ended September 30, 2008, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for the nine months ended September 30, 2008. For each of the three and nine months ended September 30, 2007, there were 10,000 stock options and 77,746 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.
Note 16 — Special Charges
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
On June 24, 2008, the Company announced a tentative global settlement which would resolve all legal disputes relating to the Johnstown facility and its workforce, including the current Sowers/Hayden class action litigation, the above-mentioned contested arbitration ruling, and other pending grievance proceedings. The settlement, with the USWA and the plaintiffs in the Sowers/Hayden lawsuit, was ratified by the Johnstown USWA membership on June 26, 2008 but remains subject to court approval. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA would be terminated effective May 15, 2008 and the Johnstown facility would be closed. The settlement would provide special pension benefits to certain workers at the Johnstown facility and deferred vested benefits to other workers, as well as healthcare benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. The Company believes that court approval of the settlement is probable and has recorded the estimated incremental settlement costs for the nine months ended September 30, 2008 related to these actions. It is anticipated that payments for employee salaries and benefits will be made during the first quarter of 2009, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from future operating cash flows.

Total Costs Incurred to Date
As of September 30,
2008
Pension plan costs	$24,304
Postretirement plan costs	22,093
Employee termination benefits	1,829
Other related costs	1,793
Impairment charge for plant building and land	950

Total	$50,969

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
During the three months ended September 30, 2008, we delivered 2,845 new railcars, including delivery of 2,223 cars sold and delivery of 622 leased cars. During the three months ended September 30, 2008, we also delivered 237 used railcars. This compared to our delivery of 1,921 new railcars during the three months ended September 30, 2007. Our total backlog of firm orders was 4,401 units at September 30, 2008, compared with 4,917 units at June 30, 2008 and 4,930 units at September 30, 2007. Our backlog at September 30, 2008, included 240 units under firm operating leases with independent third parties and 196 rebuild/refurbishment cars. Our backlog of unfilled orders at September 30, 2008 was affected by cancelled orders for 426 units. The backlog as of September 30, 2008 represented estimated sales of $362.7 million, while the backlog as of September 30, 2007 represented estimated sales of $390.8 million.
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
On June 24, 2008, we announced a tentative global settlement relating to the closing of our Johnstown, Pennsylvania manufacturing facility. The settlement, with the USWA and the plaintiffs in the current Sowers/Hayden class action litigation, was ratified by the Johnstown USWA membership on June 26, 2008 but remains subject to court approval. If approved by the court, the settlement would resolve all existing legal disputes relating to the facility and its workforce, including the Sowers/Hayden litigation, a contested grievance arbitration award, and other pending grievance proceedings. The collective bargaining agreement between us and the USWA would be terminated effective May 15, 2008 and the Johnstown manufacturing facility would be closed. The settlement would provide special pension benefits to certain workers at the Johnstown facility and deferred vested benefits to other workers, as well as healthcare benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. As a result of the tentative global settlement discussed above, total plant shut-down costs incurred to date as of September 30, 2008 were $51.0 million.
During the third quarter of 2008, we launched a project to replace several legacy systems in which all of our business transactions are recorded and processed with a new enterprise-wide reporting and management software platform (“ERP”) system. This system is expected to provide us with improved transactional processing, control and management tools compared to the systems that we are currently using. We believe that once fully implemented and operational, our new ERP system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures. Since the project is still in the development stage there have been no changes to our disclosure controls and procedures or internal controls over financial reporting during the third quarter of 2008 related to the ERP system.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
Sales
Our sales revenue for the third quarter of 2008 was $238.0 million compared to $162.1 million for the same period in 2007. The increase is attributed primarily to higher demand for coal cars. Railcar deliveries totaled 3,082 units in the quarter, including delivery of 2,460 cars sold (new and used) and delivery of 622 leased cars, compared to 1,921 units in the same period of 2007. The railcar sector was affected by aggressive pricing competition as well as below market lease rates. Average selling prices decreased in the third quarter of 2008 compared with the third quarter of 2007 reflecting a shift in our product mix to car types with different material costs and pricing pressures dictated by the current market conditions.
Gross Profit
Our gross margin for the quarter was $18.4 million, compared to $19.4 million for the third quarter of 2007, a decrease of $1.0 million. The corresponding margin rate was 7.7%, compared with 12.0% generated in the third quarter of 2007. The change in margin rate was driven primarily by the recent sharp cost increases on raw material inputs and the aggressive pricing environment in which we are operating.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2008 were $7.2 million compared to $7.6 million for the three months ended September 30, 2007, representing a decrease of $0.4 million. Selling, general and administrative expenses were 3.0% of our sales for the three months ended September 30, 2008 compared to 4.7% for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses for the three months ended September 30, 2008 compared to the 2007 period is primarily attributable to reductions in employee compensation costs and decreases in outside professional services costs.
Special Charges
Special charges for the three months ended September 30, 2008 represent the incremental costs associated with of our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. These costs include charges related to professional fees relative to the employee termination and related plant closure. See Note 16 to the condensed consolidated financial statements.
Interest Expense/Income
Total interest expense was $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the three months ended September 30, 2008 was $0.9 million, compared to $1.9 million for the three months ended September 30, 2007. Interest income represents income earned on cash equivalent balances, which decreased compared to the three months ended September 30, 2007, and income earned on notes receivable, which increased over the same time period. Interest income for the three months ended September 30, 2008 was also negatively impacted by lower interest rates for the 2008 period compared to the same period of 2007.
Income Taxes
The provision for income taxes was $4.2 million for the three months ended September 30, 2008, compared to $4.9 million for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 was 36.2% compared to an effective tax rate of 35.9% for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.8% blended state rate less 1.9% effect for domestic manufacturing deductions and less a 0.7% effect from other permanent differences. The effective tax rate for the three months ended September 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 2.9% blended state rate less a 2.3% effect for domestic manufacturing deductions and plus a 0.3% effect from other permanent differences.

Net Income (Loss)
As a result of the foregoing, net income was $7.4 million for the three months ended September 30, 2008, compared to net income of $8.7 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, our basic and diluted net income per share was $0.63 and $0.62, respectively, on basic and diluted shares outstanding of 11,809,024 and 11,841,221, respectively. For the three months ended September 30, 2007, our basic and diluted net income per share was $0.73, on basic and diluted shares outstanding of 11,918,890 and 11,955,827, respectively.
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
Sales
Our sales revenue for the nine months ended September 30, 2008 was $474.4 million compared to $679.9 million for the same period in 2007. The decrease is attributed primarily to lower industry volume, as well as lower demand for coal cars. In addition, the railcar sector was affected by aggressive pricing competition as well as below market lease rates. Railcar deliveries totaled 6,695 units for the nine months ended September 30, 2008, including delivery of 4,858 new cars sold and delivery of 1,527 leased cars as well as delivery of 237 used cars sold and 73 rebuild/refurbishment cars sold, compared to 8,677 units in the same period of 2007.
Gross Profit
Our gross margin for the nine months ended September 30, 2008 was $34.3 million, compared to $88.2 million for the nine months ended September 30, 2007, a decrease of $53.9 million. The corresponding margin rate was 7.2%, compared with 13.0% generated in the first nine months of 2007. The change in margin rate was driven primarily by the recent sharp cost increases on raw material inputs, lower volume and related leverage and the aggressive pricing environment in which we are operating. Prices for aluminum, steel and related components rose sharply during the second quarter of 2008 and remain volatile. Material price increases and surcharges have caused the total cost of certain railcars under fixed price sales contracts to exceed the amounts originally anticipated and, in some cases, the actual contractual sales price of the railcar. When the anticipated loss on the production of railcars in the backlog is both probable and estimatable, we accrue a loss contingency. A loss contingency reserve of $2.3 million related to these cost increases is accrued as of September 30, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2008 were $23.1 million compared to $26.5 million for the nine months ended September 30, 2007, representing a decrease of $3.4 million. Selling, general and administrative expenses were 4.9% of our sales for the nine months ended September 30, 2008 compared to 3.9% for the nine months ended September 30, 2007. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2008 compared to the 2007 period is primarily attributable to reductions in management transition expenses of $1.8 million, decreases in outside professional services costs of $1.0 million and decreases in insurance costs of $0.5 million.
Special Charges
Special charges for the nine months ended September 30, 2008 represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. As a result of the tentative global settlement discussed above, total plant shut down costs incurred to date as of September 30, 2008 were $51.0 million. These costs include charges arising under our pension and postretirement benefit plans as well as employee termination and related closure costs. See Note 16 to the condensed consolidated financial statements.
Interest Expense/Income
Total interest expense was $0.5 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, interest expense consisted of third-party interest expense and amortization of deferred financing costs. Interest income for the nine months ended September 30, 2008 was $3.0 million, compared to $6.6 million for the nine months ended September 30, 2007. Interest income represents income earned on cash equivalent balances, which decreased compared to the nine months ended September 30, 2008, and income earned on notes receivable, which increased over the same time period. Interest income for the nine months ended September 30, 2008 was also negatively impacted by lower interest rates for the 2008 period compared to the same period of 2007.

Income Taxes
The provision for income taxes was a benefit of $2.6 million for the nine months ended September 30, 2008, as compared to a provision of $24.6 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 41.6% compared to 36.4% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 6.4% blended state rate and a 6.1% effect from a discrete item, less a 2.8% effect for goodwill, less a 1.9% effect for domestic manufacturing deductions and less a 1.2% effect from other permanent differences. The discrete item for the nine months ended September 30, 2008 represented the tax effect of the incremental special charges described above. The effective tax rate for the nine months ended September 30, 2007 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of a 3.3% blended state rate and a 0.1% effect from other differences, less a 2.0% deduction from domestic manufacturing deductions.
Net Income (Loss)
As a result of the foregoing, net loss was $(3.7) million for the nine months ended September 30, 2008, reflecting a decrease of $46.8 million from net income of $43.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, our basic and diluted net loss per share was $(0.32) on basic and diluted shares outstanding of 11,776,503. For the nine months ended September 30, 2007, our basic and diluted net income per share was $3.52 and $3.49, respectively, on basic and diluted shares outstanding of 12,245,504 and 12,332,345, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the nine months ended September 30, 2008 and 2007 was our cash generated by cash flows from operations in prior periods. See “Cash Flows.”
On September 30, 2008, we entered into the First Amendment to the Second Amended and Restated Credit Agreement. The Credit Agreement Amendment amends the Original Credit Agreement, by: (1) reducing the Lenders’ commitments to a $50.0 million senior secured revolving credit facility, including a sub-facility for a swing line loan to be made by LaSalle in an amount not to exceed $5.0 million; (2) increasing the interest rate to LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement); and (3) releasing JAIX as a Co-Borrower under the Credit Agreement and the collateral pledged by JAIX to secure the commitments of the Lenders under the Credit Agreement. We were required to pay an amendment fee of 0.20% of each Lender’s commitment. Borrowings under the Credit Agreement remain collateralized by substantially all of our assets. Additionally, JAIX guaranteed the Revolving Credit Facility.
The proceeds of the revolving credit facility are available to finance our working capital requirements through direct borrowings and the issuance of stand-by-letters of credit. The amount available under the revolving credit facility is based on the lesser of (1) $50.0 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory. The revolving credit facility has a term ending on May 31, 2012. We are required to pay an annual commitment fee of between 0.175% and 0.25% based on Revolving Loan Availability. The Credit Agreement Amendment has both affirmative and negative covenants, including, a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures.
As of September 30, 2008 and December 31, 2007, we had no borrowings under the revolving credit facility. We had $15.6 million and $8.8 million in outstanding letters of credit under the letter of credit sub-facility as of September 30, 2008 and December 31, 2007, respectively and the ability to borrow $34.4 million under the revolving credit facility as of September 30, 2008. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
Also on September 30, 2008, JAIX entered into a Credit Agreement (the “JAIX Credit Agreement”) to be used to fund our leasing operations. The JAIX Credit Agreement consists of a $60 million senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, FCA guaranteed the JAIX Revolving Credit Facility.

Availability under the JAIX Revolving Credit Facility is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Revolving Credit Facility. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of September 30, 2008 we had no borrowings under the JAIX Revolving Credit Agreement.
As of September 30, 2008, we were in compliance with all covenant requirements under our revolving credit facilities.
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facilities, will be sufficient to meet our anticipated liquidity needs for 2008. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2007, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $55.4 million and $53.1 million, respectively, which exceeded the fair value of plan assets by $10.4 million and $53.1 million, respectively. As disclosed in Note 13 to the condensed consolidated financial statements, as of September 30, 2008, we have made contributions relating to our defined benefit pension plans of approximately $6.8 million in 2008. We may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. In August 2006, President Bush signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as minimum funding levels required by 2008. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2008, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
			(In thousands)
Capital leases from long-term debt	$45	$45	$—	$—	$—
Operating leases	15,396	2,103	4,569	4,763	3,961
Material and component purchases	195,679	42,585	83,370	62,212	7,512

Total	$211,120	$44,733	$87,939	$66,975	$11,473

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $3.8 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at September 30, 2008 because the timing of the payout of these liabilities cannot be determined.
Cash Flows
The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(26,906)	$18,089
Investing activities	(39,554)	(5,181)
Financing activities	(2,529)	(49,596)

Total	$(68,989)	$(36,688)

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
Our net cash used in operating activities for the nine months ended September 30, 2008 was $26.7 million, compared to net cash provided by operating activities of $18.1 million for the nine months ended September 30, 2007. The change in operating cash flows was primarily due to a decrease in net income adjusted for non-cash items and decreases in operating cash flows attributable to inventory, accounts receivable and deferred income taxes that were partially offset by increases in operating cash flows attributable to accounts payable and customer deposits. As working investment normalizes from its current peak, changes in accounts payable balances will reduce future cash flows.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2008 was $39.6 million as compared to $5.2 million for the nine months ended September 30, 2007. Net cash used in investing activities for the nine months ended September 30, 2008 included the cost of railcars on operating leases produced or acquired of $35.4 million and capital expenditures of $4.1 million. Net cash used in investing activities for the nine months ended September 30, 2007, consisted primarily of capital expenditures.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2008 was $2.7 million, compared to $49.6 million for the nine months ended September 30, 2007. Net cash used in financing activities for the nine months ended September 30, 2008 included $2.1 million of cash dividends to our stockholders, $1.0 million in deferred financing costs and $0.2 million of excess tax benefit from stock-based compensation, partially offset by the $0.6 million of treasury stock issued for stock options exercised. Net cash used in financing activities for the nine months ended September 30, 2007 included $50.0 million of stock repurchases under our stock repurchase program and $2.2 million of cash dividends paid to stockholders, partially offset by the issuance of common stock of $2.1 million and the excess tax benefit from stock-based compensation of $0.8 million.
Capital Expenditures
Our capital expenditures were $4.1 million in the nine months ended September 30, 2008 as compared to $5.2 million in the nine months ended September 30, 2007. For the nine months ended September 30, 2008, capital expenditures were comprised of equipment expenditures to enable us to build wheel and truck assembly in-house as well as side sheet assembly. For the nine months ended September 30, 2007 capital expenditures were comprised of expenditures for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying cars in addition to general maintenance expenditures for machinery and equipment and facility upgrades.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $3.1 million for the remainder of 2008. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make additional capital investments at higher levels in the future. We are also exploring product diversification initiatives, and international and other opportunities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of September 30, 2008, there were no borrowings under the revolving credit facility and we had issued approximately $15.6 million in letters of credit under the sub-facility for letters of credit. We are exposed to interest rate risk on the borrowings under the revolving credit facility and do not plan to enter into swaps or other hedging arrangements to manage this risk, because we do not believe this interest rate risk to be significant.
We have a $60.0 million revolving credit facility, which provides for the financing of the production or acquisition of railcars to be leased. As of September 30, 2008, there were no borrowings under this credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $240 per railcar, which, for the nine months ended September 30, 2008, would have reduced income before income taxes by approximately $1.6 million.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We have previously disclosed a pension-related lawsuit (the Sowers/Hayden class action litigation) filed against us in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) on behalf of themselves and others similarly situated. We have also previously disclosed a contested ruling against us in a grievance proceeding first filed against us on April 1, 2007 by the USWA. On June 24, 2008, we announced a tentative global settlement with the USWA and the plaintiffs in the Sowers/Hayden class action litigation. The settlement was ratified by the Johnstown USWA membership on June 26, 2008, but remains subject to court approval. If approved by the court, the settlement would resolve all legal existing disputes relating to our Johnstown, Pennsylvania manufacturing facility and its workforce, including the Sowers/Hayden class action litigation, the contested grievance ruling and other pending grievance proceedings.
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
Item 1A. Risk Factors.
The following amendment and addition to the risk factors included under this Item 1A reflect the current conditions of the capital markets, which present uncertainties to all companies that rely on capital markets for liquidity or financing. The information in this Item 1A should be considered in conjunction with the other risk factors identified in our annual report on Form 10-K for the year ended December 31, 2007 and the statements under the caption “Cautionary Statement Regarding Forward Looking Statements” in Item 2 of Part I of this report.
We May Be Affected by General Economic Conditions.
Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect our suppliers and customers and the producers and consumers of the commodities carried by our products and may have a material adverse effect on our results of operations, financial condition and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits filed as part of this Form 10-Q:
10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.2	Guarantee Agreement dated as of September 30, 2008 by JAIX Leasing Company in favor of LaSalle Bank National Association, as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.3	Credit Agreement dated as of September 30, 2008 by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.4	Guarantee Agreement dated as of September 30, 2008 by FreightCar America, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.
Date: November 3, 2008	By:	/s/ Christian Ragot
Christian Ragot, President and
Chief Executive Officer

	By:	/s/ Kevin P. Bagby
Kevin P. Bagby, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.2	Guarantee Agreement dated as of September 30, 2008 by JAIX Leasing Company in favor of LaSalle Bank National Association, as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.3	Credit Agreement dated as of September 30, 2008 by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).
10.4	Guarantee Agreement dated as of September 30, 2008 by FreightCar America, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.