Form 10-K
period 2008-12-31
FreightCar America, Inc.
filed 2009-03-13
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51237
FREIGHTCAR AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1837219 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1250, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
(800) 458-2235
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	Nasdaq Global Market
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was $418.4 million, based on the closing price of $35.50 per share on the Nasdaq Global Market.
     As of February 26, 2009, there were 11,920,496 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2009 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2008
Part III

FREIGHTCAR AMERICA, INC.

PART I
Item 1. Business.
OVERVIEW
We and our predecessors have been manufacturing railcars since 1901. We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of aluminum-bodied coal-carrying railcars, which represented 69% of our deliveries of railcars in 2008 and 86% of our deliveries of railcars in 2007, while the balance of our production consisted of a broad spectrum of railcar types, including aluminum-bodied and steel-bodied railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.
We are the leading North American manufacturer of coal-carrying railcars. We estimate that we have manufactured 70% of the coal-carrying railcars delivered over the three years ended December 31, 2008 in the North American market. Our BethGon® railcar has been the leading aluminum-bodied coal-carrying railcar sold in North America for nearly 20 years. Over the last 25 years, we believe we have built and introduced more types of coal-carrying railcars than all other manufacturers in North America combined.
Our current manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Both facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We commenced operations at our leased manufacturing facility in Roanoke, Virginia in December 2004, and we delivered the first railcar manufactured at the Roanoke facility during the second quarter of 2005. In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania.
Our primary customers are railroads, shippers and financial institutions, which represented 51%, 25% and 24%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2008. In the year ended December 31, 2008, we delivered 10,349 railcars, including 7,090 aluminum-bodied coal-carrying railcars. Our total backlog of firm orders for railcars decreased from 5,399 railcars as of December 31, 2007 to 2,620 railcars as of December 31, 2008, representing estimated sales of $422 million and $185 million as of December 31, 2007 and 2008, respectively, attributable to such backlog. In 2008, we began offering railcar leasing and refurbishment alternatives to our customers; an approach designed to enhance our position as a full service provider to the railcar industry. As a result of our expansion into these services, our backlog at December 31, 2008, included 240 units under firm operating leases with independent third parties and 196 rebuild/refurbishment cars. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and will remain revenue producing assets into the foreseeable future.
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
•	BethGon Series. The BethGon is the leader in the aluminum-bodied coal-carrying gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970’s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal-carrying railcar in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and improve its reliability.

•	AutoFlood Series. Our aluminum bodied open-top hopper railcar, the AutoFlood, is a five-pocket coal-carrying railcar equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and introduced the AutoFlood™ II and AutoFlood™ III designs in 1996 and 2002, respectively. Both the AutoFlood II and AutoFlood III™ design incorporate the automatic rapid discharge system, the MegaFlo™ door system, a patented mechanism that uses an over-center locking design, enabling the cargo door to close with tension rather than by compression. Further, AutoFlood railcars can be equipped with rotary couplers to permit rotary unloading.

•	Other Coal-Carrying Railcars. We also manufacture a variety of other types of aluminum and steel-bodied coal-carrying railcars, including triple hopper, hybrid aluminum/stainless steel and flat bottom gondola railcars.

•	Other Railcar Types. Our portfolio of other railcar types includes the following:

•	The AVC™ Aluminum Vehicle Carrier design is used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; the Articulated Bulk Container railcar is designed to carry dense bulk products such as waste products in 20 foot containers; Intermodal Double Stack railcars, including a stand-alone, 40 foot well car and the DynaStack® articulated, 5-unit, 40 foot well car for international containers; a Small Cube Covered Hopper railcar used to transport high density products such as roofing granules, fly ash, sand and cement; a Mill Gondola Railcar used to transport steel products and scrap; Slab and Coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; Flat Railcars, Bulkhead Flat Railcars and Centerbeam Flat Railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest products and other bulky industrial products; a Woodchip Gondola Railcar designed to haul woodchips and municipal waste or other high-volume, low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry aggregates, iron ore, taconite pellets, petroleum coke and other bulk commodities. For example, our VersaFlood™ aggregate car features the MegaFlo IA™ independent automatic door system with an optional hybrid aluminum/carbon steel body design

•	International Railcar Designs. We have established a licensing arrangement with a railcar manufacturer in Brazil pursuant to which our technology is used to produce various types of railcars in Brazil. In addition, we manufacture coal-carrying railcars for export to Latin America and have manufactured intermodal railcars for export to the Middle East. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales.

In 2008 we established a joint venture in India. The joint venture company, Titagarh FreightCar Private Ltd., is developing prototype railcars based on our designs, and we expect the prototypes to begin shipping during 2009. We continue to explore opportunities in other international markets.

•	Spare Parts. We sell replacement parts for our railcars and railcars built by others.
We have added 20 new or redesigned products to our portfolio in the last five years, including the AVC, slab railcar, coil steel railcar, triple hopper railcars and hybrid aluminum/stainless steel railcars. We expect to continue introducing new or redesigned products.

MANUFACTURING
We operate railcar production facilities in Danville, Illinois and Roanoke, Virginia. Our Danville and Roanoke facilities are each certified or approved for certification by the Association of American Railroads, or the AAR, which sets railcar manufacturing industry standards for quality control. At our Danville and Roanoke facilities, we will continue to adjust salaried and hourly labor personnel levels to coincide with production requirements.
In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of maintaining our competitive position by optimizing production at our low-cost facilities and continuing our focus on cost control.
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
We have focused on making our manufacturing facilities more flexible and lean. Lean manufacturing reduces product change-overs and improves product quality. We believe our focus on lean manufacturing principles will change the competitive landscape while generating new profitability and market share.
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
In 2008, revenue from three customers, Norfolk Southern Corporation, CSX Transportation, Inc. and First Union Rail, accounted for approximately 22%, 21% and 10% of total revenue, respectively. In 2008, sales to our top five customers accounted for approximately 64% of total revenue. Our railcar sales to customers outside the United States were $85.0 million in 2008. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.
SALES AND MARKETING
Our direct sales group is organized geographically and consists of regional sales managers and contract administrators, a manager of customer service and support staff. The regional sales managers are responsible for managing customer relationships. Our contract administrators are responsible for preparing proposals and other inside sales activities. Our manager of customer service is responsible for after-sale follow-up and in-field product performance reviews.
RESEARCH AND DEVELOPMENT
Our railcar research and development activities provide us with an important competitive advantage. Although railcar designs have been historically slow to change in our industry, we have introduced 20 new railcar designs or product-line extensions in the last five years. Our research and development team, working within our engineering group, is dedicated to the design of new products. In addition, the team continuously identifies design upgrades for our existing railcars, which we implement as part of our effort to reduce costs and improve quality. We introduce new railcar designs as a result of a combination of customer feedback and close observation of market demand trends. Our engineers use current modeling software and three-dimensional modeling technology to assist with product design. New product designs are tested for compliance with AAR standards prior to introduction. Costs associated with research and development are expensed as incurred and totaled $2.0 million, $2.0 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
BACKLOG
We define backlog as the value of those products or services which our customers have committed in writing to purchase from us, but which have not been recognized as sales. Our contracts include cancellation clauses under which customers are required, upon cancellation of the contract, to reimburse us for costs incurred in reliance on an order and to compensate us for lost profits. However, customer orders may be subject to customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into sales.
The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, for the periods shown.

	Year Ended December 31,
	2008	2007	2006

Railcar backlog at start of period	5,399	9,315	20,729
Railcars delivered	(10,349)	(10,282)	(18,764)
Railcar orders	7,570	6,366	7,350

Railcar backlog at end of period	2,620	5,399	9,315

Estimated backlog at end of period (in thousands) (1)	$184,840	$422,054	$697,054

(1)	Estimated backlog reflects the total sales attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Estimated backlog includes leased railcars as if sold. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales
Our backlog at December 31, 2008, included 240 units under firm operating leases with independent third parties and 196 rebuild/refurbishment cars. Although our reported backlog is typically converted to sales within one year, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk Factors—Risks Related to Our Business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.”
SUPPLIERS AND MATERIALS
The cost of raw materials and components represents a substantial majority of the manufacturing costs of most of our railcar product lines. As a result, the management of purchasing raw materials and components is critical to our profitability. We enjoy generally strong relationships with our suppliers, which helps to ensure access to supplies when railcar demand is high.

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
Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its American Steel Foundries subsidiary, wheels through its Griffin Wheel Company subsidiary, draft components through its Keystone subsidiary and bearings through its Brenco subsidiary. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our cold-rolled center sills, which were used in 91% and 96% of our railcars produced in 2008 and 2007, respectively. Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”
Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 200 suppliers. No single supplier accounted for more than 22% and 28% of our total purchases in 2008 and 2007, respectively. Our top ten suppliers accounted for 68% and 67% of our total purchases in 2008 and 2007, respectively.
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
EMPLOYEES
As of December 31, 2008, we had 875 employees, of whom 173 were salaried and 702 were hourly wage earners. As of December 31, 2008, approximately 452, or 52%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”
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
RISKS RELATED TO THE RAILCAR INDUSTRY
We operate in a highly cyclical industry, and our industry and markets are influenced by factors that are beyond our control, including U.S. economic conditions. In addition, the current downturn in the credit markets may limit our customers’ ability to obtain financing to purchase railcars from us. Such factors could adversely affect demand for our railcar offerings.
Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 railcars in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. Industry-wide railcar deliveries again peaked in 2006 with deliveries of 74,729 before declining to 59,954 in 2008. Our railcar deliveries trended downward from 18,764 in 2006 to 10,349 in 2008. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.
The current cost volatility of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.
The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased in 2006, 2007 and the first part of 2008 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Although prices for aluminum dropped dramatically during the latter part of 2008, aluminum prices may not remain at these lower costs. ..Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our materials may also fluctuate depending on supply and demand for the material or governmental regulation relating to the material, including regulation relating to the importation of the material.
We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.
Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 54% of our total sales for the five-year period. In 2008, sales to our top three customers accounted for approximately 22%, 21% and 10%, respectively, of our total sales. In 2007, sales to our top three customers accounted for approximately 15%, 11% and 11%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results.
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
We rely upon third-party suppliers for wheels and other components for our railcars. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the years ended December 31, 2005 through 2008. While the availability of railcar components continued to improve during recent years, the railcar industry continues to be adversely impacted by shortages of wheels and other components as a result of reorganization and consolidation of domestic suppliers, increased demand for new railcars and railroad maintenance requirements. Suppliers of railcar components may be unable to meet the short-term or longer-term demand of our industry for wheel and other railcar components. In the event that any of our suppliers of railcar components were to stop or reduce the production of wheels or the other railcar components that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. We have in the past experienced challenges sourcing these railcar components to meet our increasing production requirements. Our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources for these components, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and our operating results may be significantly affected. In an effort to secure a supply of wheels, we have developed foreign sources that require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, a particular supplier, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for wheels or other railcar components than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, financial condition and operating results.
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
RISKS RELATED TO OUR BUSINESS
The weak global economy and tight credit markets may continue to adversely affect our business.

The slowdown in the global economy likely has contributed to a near-term decline in the Company’s sales levels. The uncertainty surrounding the duration and severity of the current economic conditions makes it difficult for us to predict the full impact of this slowdown on our business, results of operations and cash flows. While the financial condition of many of our customers, including railroad and utility companies, remains generally stable, certain of our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales for the Company. The weakness in the global economy also may adversely affect key suppliers of the Company, negatively impacting our ability to secure adequate materials for our manufacture of railcars on a timely basis.
While the Company currently does not have any borrowings outstanding under its two revolving credit facilities, the availability of credit under these facilities positively contributes to the Company’s liquidity position. The continuation of severe economic conditions may adversely affect the financial institutions that participate in our credit facilities, which could limit their ability to lend if the Company were to seek to borrow under its current arrangements.
We rely significantly on the sales of our coal-carrying railcars. Future demand for coal could decrease, which could adversely affect our business, financial condition and results of operations.
Coal-carrying railcars are our primary railcar type, representing 89% and 85% of our sales in 2008 and 2007, respectively, and 92% and 88% of the total railcars that we delivered in 2008 and 2007, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal-carrying railcar lines, to select an alternative energy source to coal, thereby reducing the strength of the market for coal-carrying railcars. For example, if utility companies were to begin preferring oil instead of coal as an energy source, demand for our coal-carrying railcar lines would decrease and our operating results may be negatively affected.
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
We rely upon a single supplier to manufacture all of our cold-rolled center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Substantially all of the railcars that we produced in 2008 and 2007 were manufactured using this cold-rolled center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our cold-rolled center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our cold-rolled center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our cold-rolled center sills than we currently pay. The prices for our cold-rolled center sills may also be impacted by the rising cost of steel and all other materials used in the production of our cold-rolled center sills. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition and results of operations.
Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.

We have production facilities in Danville, Illinois and Roanoke, Virginia. An interruption in production capabilities at these facilities, as a result of equipment failure or other reasons, could reduce or prevent the production of our railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.
An increase in health care costs could adversely affect our results of operations.
The cost of health care benefits in the United States has increased significantly, leading to higher costs for us to provide health care benefits to our active and retired employees, and we expect these costs to increase in the future. If these costs continue to rise, our results of operations will be adversely affected. We are unable to limit our costs by changing or eliminating coverage under our employee benefit plans because a significant majority of our employee benefits are governed by union agreements. For example, as of December 31, 2008, our postretirement benefit obligation was $60.7 million, all of which is unfunded. Although the Johnstown settlement during 2003 limits our future liabilities for health care coverage for our retired unionized Johnstown employees, we will continue to fund 100% of the health care coverage costs of our active employees. If our costs under our employee benefit plans for active employees exceed our projections, our business and financial results could be materially adversely affected.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.
As of December 31, 2008, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $26.7 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to decrease. Further, additional benefit obligations were added to our existing defined benefit pension plans in 2007 and 2008 as a result of plan curtailment and special termination benefit costs (as described in Note 3 and Note 11 to the Consolidated Financial Statements). We made contributions to our pension plans of $6.8 million during the year ended December 31, 2008. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.
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
We currently are implementing a new enterprise-wide financial reporting system which may cause operating or reporting disruptions.
In 2008, the Company initiated the implementation of an enterprise-wide financial reporting system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. We currently anticipate converting to this new system later in 2009. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, and meet external reporting deadlines. While we do not currently anticipate any significant disruptions to our business, any major difficulty in the conversion to the new reporting system could negatively impact the Company’s business, results of operations and cash flows.
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
The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Because our senior management team has many years of experience in the railcar industry and other manufacturing and capital equipment industries, it would be difficult to replace any of them without adversely affecting our business operations. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel. We do not currently maintain “key person” life insurance.
Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.
As of December 31, 2008, we had collective bargaining agreements with unions representing approximately 52% of our total active labor force.
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
The agreements governing our revolving credit facilities contain various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial requirements.
The agreements governing our revolving credit facilities contain various covenants that, among other things, limit our management’s discretion by restricting our ability to incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments and create liens. Our failure to comply with the financial covenants set forth above and other covenants under our revolving credit facilities could lead to an event of default under the agreements governing any other indebtedness that we may have outstanding at the time, permitting the lenders to accelerate all borrowings under such agreements and to foreclose on any collateral. In addition, any such events may make it more difficult or costly for us to borrow additional funds in the future.

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
Since our initial public offering in April 2005 until February 20, 2009, the trading price of our common stock ranged from a low of $16.00 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own railcar production facilities in Danville, Illinois and Johnstown, Pennsylvania and we lease a railcar production facility in Roanoke, Virginia. The following table presents information on our leased and owned operating properties as of December 31, 2008:

			Leased or	Lease
Use	Location	Size	Owned	Expiration Date

Corporate headquarters	Chicago, Illinois	8,574 square feet	Leased	September 30, 2013

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	November 30, 2014*

			Leased or	Lease
Use	Location	Size	Owned	Expiration Date

Railcar assembly and component manufacturing	Johnstown, Pennsylvania	564,983 square feet on 31.9 acres of land	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Light storage	Johnstown, Pennsylvania	1,633 square feet on 14.26 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

*	The lease agreement provides that we or Norfolk Southern, the lessor, can terminate this lease at any time after December 31, 2009.
As of December 31, 2008, our facilities in Danville, Illinois and Roanoke, Virginia operated one daily shift; we believe our capacity is suitable and adequate for our current operations. Our facilities have the capacity to operate additional shifts should the need arise for additional capacity.
In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of optimizing production at our low-cost facilities and continuing our focus on cost control. We had entered into decisional bargaining with the union representing our Johnstown employees regarding labor costs at our Johnstown facility, but did not reach an agreement with the union that would have allowed us to continue to operate the facility in a cost-effective way.
Item 3. Legal Proceedings.
On August 15, 2007, a lawsuit (the Sowers/Hayden class action litigation) was filed against us in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) alleging that they and other workers at the facility were laid off by us to prevent them from becoming eligible for certain retirement benefits and seeking, among other things, an injunction that would require us to return the laid-off employees to work. On March 4, 2008, the Court of Appeals for the Third Circuit granted a stay of the preliminary injunction pending an appeal of the preliminary injunction that was granted by the District Court on January 11, 2008.
On April 1, 2007, the USWA filed a grievance on behalf of certain workers at our Johnstown facility alleging that we had violated the collective bargaining agreement (the “CBA”). The dispute involved the interpretation of language in the CBA regarding the classification of employees’ years of service and our obligations to employees based on their years of service. On May 6, 2008, an arbitrator issued a ruling against us in this grievance proceeding. On June 24, 2008, we announced a tentative global settlement with the USWA and the plaintiffs in the Sowers/Hayden class action litigation. The settlement was ratified by the Johnstown USWA membership on June 26, 2008 and approved by the court in the Sowers/Hayden litigation on November 19, 2008. The time for an appeal of the court’s order has expired and the settlement is final. As a consequence, all existing legal disputes relating to our Johnstown, Pennsylvania manufacturing facility and its workforce, including the Sowers/Hayden class action litigation and the contested grievance ruling, are now resolved and closed.
On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”). On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”). On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. We have filed a motion in the Pennsylvania Lawsuit asking for that case to be transferred and consolidated into the Illinois Lawsuit. On February 10, 2009, a mandatory mediation took place in the Illinois Lawsuit, but the mediation did not result in a settlement agreement. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.

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
Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 28, 2009, there were approximately 35 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since April 6, 2005, as reported on the Nasdaq Global Market.

	Common stock price
	High	Low

2008
Fourth quarter	$28.39	$17.01
Third quarter	$39.16	$27.94
Second quarter	$44.63	$33.56
First quarter	$41.88	$28.86
2007
Fourth quarter	$43.20	$32.29
Third quarter	$54.60	$38.20
Second quarter	$51.80	$45.14
First quarter	$58.87	$46.85
2006
Fourth quarter	$57.07	$48.79
Third quarter	$60.05	$45.10
Second quarter	$76.57	$46.60
First quarter	$72.10	$47.06
2005
Fourth quarter	$49.55	$35.45
Third quarter	$40.87	$19.01
Second quarter (from April 6, 2005)	$22.00	$17.55
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
Our revolving credit agreements contain covenants that limit our ability to pay dividends to holders of our common stock except under certain circumstances. Additionally, the ability of our board of directors to declare a dividend on our common stock is limited by Delaware law.

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
The following graph illustrates the cumulative total stockholder return on our common stock during the period from April 6, 2005, which is the date our common stock was initially listed on the Nasdaq Global Market, through December 31, 2008 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on April 6, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG FREIGHTCAR AMERICA,
NASDAQ MARKET INDEX AND DJ TRANSPORTATION INDEX
Assumes $100 invested on 4/6/2005
Assumes Dividend Reinvested
Fiscal Year Ended 12/31/2008

	April 6, 2005	June 30, 2005	Dec. 31, 2005	June 30, 2006	Dec. 31, 2006	June 30, 2007	Dec. 31, 2007	June. 30, 2008	Dec. 31, 2008
FreightCar America, Inc.	$100.00	$94.29	$228.96	$264.59	$264.72	$228.94	$168.02	$170.94	$88.44

Nasdaq Composite Index	$100.00	$103.48	$111.17	$110.07	$122.69	$132.37	$134.89	$116.34	$80.01

DJ Transportation Index	$100.00	$94.18	$113.89	$134.44	$125.07	$140.61	$126.85	$120.30	$85.98

Item 6. Selected Financial Data.
The selected financial data presented for each of the years in the five-year period ended December 31, 2008 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data and railcar amounts)

Statements of operations data:
Revenues	$746,390	$817,025	$1,444,800	$927,187	$482,180
Cost of sales	690,721	713,661	1,211,349	820,638	468,309

Gross profit	55,669	103,364	233,451	106,549	13,871
Selling, general and administrative expense	31,717	38,914	34,390	28,461	32,660
Plant closure charges(5)	20,037	30,836	—	—	—

Operating income (loss)	3,915	33,614	199,061	78,088	(18,789)
Interest income	3,827	8,349	5,860	1,225	282
Interest expense	396	420	352	11,082	13,856
Amortization and write-off of deferred financing costs	281	232	306	776	459

Income (loss) before income taxes	7,065	41,311	204,263	67,455	(32,822)
Income tax provision (benefit)	2,451	14,843	75,530	21,762	(7,962)

Net income (loss)	4,614	26,468	128,733	45,693	(24,860)
Redeemable preferred stock dividends accumulated	—	—	—	311	1,062

Net income (loss) attributable to common stockholders	$4,614	$26,468	$128,733	$45,382	$(25,922)

Weighted average common shares outstanding — basic	11,788,400	12,115,712	12,586,889	11,135,440	6,888,750
Weighted average common shares outstanding—diluted	11,833,132	12,188,901	12,785,015	11,234,075	6,888,750

Per share data:
Net income (loss) per share attributable to common stockholders — basic	$0.39	$2.18	$10.23	$4.08	$(3.76)

Net income (loss) per share attributable to common stockholders — diluted	$0.39	$2.17	$10.07	$4.04	$(3.76)

Dividends declared per common share	$0.24	$0.24	$0.15	$0.06	$0.00

Other financial and operating data:
Capital expenditures, including railcars on operating leases produced or acquired	$42,428	$6,073	$6,903	$7,520	$2,215
Railcars delivered	10,349	10,282	18,764	13,031	7,484
Railcar orders	7,570	6,366	7,350	22,363	12,437
Railcar backlog	2,620	5,399	9,315	20,729	11,397
Estimated backlog	$184,840	$422,054	$697,054	$1,412,424	$747,842

Balance sheet data (at period end):
Cash and cash equivalents	$129,192	$197,042	$212,026	$61,737	$11,213
Restricted cash(2)	—	—	—	—	12,955
Total assets	389,154	355,884	419,981	225,282	191,143
Total debt(3)	28	93	154	224	56,058
Rights to additional acquisition consideration, including accumulated accretion(1)(4)	—	—	—	—	28,581
Total redeemable preferred stock	—	—	—	—	12,182
Total stockholders’ equity (deficit)	196,928	198,072	203,869	92,199	(37,089)

(1)	“Rights to additional acquisition consideration” refers to the additional acquisition consideration related to the acquisition of our business in 1999 that became due, and was paid, upon the completion of our initial public offering in April 2005.

(2)	Our restricted cash for the year ended December 31, 2004 included cash collateral of $3.8 million plus interest held in escrow for our participation in a residual support guarantee agreement with respect to railcars that we sold to a customer that are presently leased by the customer to a third party. Our restricted cash for the year ended December 31, 2004 also included $7.5 million held in a restricted cash account as additional collateral for our former revolving credit facility, which was released to us after we entered into our revolving credit facility agreement and $1.2 million in escrow, representing security for workers’ compensation insurance. As of December 31, 2005, we no longer had any remaining restricted cash. Restricted cash in the amount of $13.0 million was released during the year ended December 31, 2005 as follows: the $7.5 million attributable to cash held as additional collateral under the former revolving credit facility was released upon signing the new credit facility agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.

(3)	Our total debt includes current maturities of long-term debt and our variable rate demand industrial revenue bonds due 2010, which are classified as short-term debt. We repaid all of our debt that existed prior to the initial public offering with the net proceeds of the initial public offering and available cash.

(4)	Our recorded liability under the rights to additional acquisition consideration was based on the fair value of the rights to additional acquisition consideration at the time that we acquired our business from TTII in 1999, using a discount rate of 25% and an expected redemption period of seven years. As a result of our initial public offering, we were required to pay the additional acquisition consideration in the aggregate amount of $35.0 million.

(5)	For the year ended December 31, 2007, we recorded plant closure charges of $30.8 million relating to the planned closure of our Johnstown facility, which included curtailment and special termination benefits for our pension and postretirement benefit plans of $27.7 million, one-time employee termination benefits of $2.2 million and fixed asset impairment charges of $950,000. For the year ended December 31, 2008, we recorded additional plant closure charges of $20.0 million, which included special termination benefits for our pension and postretirement benefit plans of $19.0 million, and other related costs of $1.1 million. See Note 3 to the consolidated financial statements.

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
Our manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars.
Railcar deliveries totaled 10,349 units for the year ended December 31, 2008, including delivery of 9,022 new cars sold and delivery of 735 leased cars that have not yet been sold as well as delivery of 519 used cars sold and 73 rebuild/refurbishment cars sold, compared to 10,282 units in the same period of 2007. Our total backlog of firm orders for railcars decreased by approximately 51%, from 5,399 railcars as of December 31, 2007 to 2,620 railcars as of December 31, 2008. Our backlog at December 31, 2008, included 240 units under firm operating leases with independent third parties and 196 rebuild/refurbishment cars.
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components were at historically high levels for the first half of 2008 and since then prices have dropped significantly. We were able to pass on increased material costs to our customers with respect to a portion of our railcar deliveries in 2008. Notwithstanding fluctuations in the cost of raw materials, a significant majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials.
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
In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of optimizing production at our low-cost facilities and continuing our focus on cost control. We had entered into decisional bargaining with the USWA, but did not reach an agreement with the USWA that would have allowed us to continue to operate the facility in a cost-effective way. In December 2007, we recorded plant closure charges of $30.8 million related to these actions
On June 24, 2008, we announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown facility and its workforce, including the Sowers/Hayden class action litigation, contested arbitration ruling and other pending grievance proceedings. The settlement with the USWA and the plaintiffs in the Sowers/Hayden lawsuit was ratified by the Johnstown USWA membership on June 26, 2008 and approved by the court on November 19, 2008. The time for an appeal of the court’s order has now run out and the settlement has expired. During 2008 we recorded $20.0 million in plant closure charges related to these actions.

During the third quarter of 2008, we launched a project to replace several legacy systems in which all of our business transactions are recorded and processed with a new enterprise-wide reporting and management software platform (“ERP”) system. This system is expected to provide us with improved transactional processing, control and management tools compared to the systems that we are currently using. We believe that, once our new ERP system fully implemented and operational, IT system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures. Since the project is still in the development stage, there have been no changes to our disclosure controls and procedures or internal controls over financial reporting during 2008 related to the new ERP system
FINANCIAL STATEMENT PRESENTATION
Revenues
Our revenues are generated primarily from sales of the railcars that we manufacture. Our sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, motor vehicles, steel products, forest products, minerals, cement and agricultural commodities. Our sales are also affected by competitive market pressures that impact the prices for our railcars and by the types of railcars sold. Revenues for 2008 also include lease payments received from railcars under operating leases to the same customer base to which we sell railcars.
We generally manufacture railcars under firm orders from our customers. We recognize sales, which we sometimes refer to as deliveries, of new and rebuilt railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk of any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. Deliveries include new, used and repair/refurbished cars sold and cars contracted under operating leases in that period. With respect to sales transactions involving the trading-in of used railcars, in accordance with accounting rules, we recognize sales for the entire transaction when the cash consideration received is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration received is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value less a normal profit margin. The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.
Cost of sales
Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other manufacturing overhead costs. Factors that have affected our cost of sales include the recent volatility in the cost of steel and aluminum, our closure of our Johnstown, Pennsylvania facility and our efforts to reduce the costs of new products that we have recently introduced.
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components were at historically high levels for the first half of 2008 and since then prices have dropped significantly. We were able to pass on increased material costs to our customers with respect to a portion of our railcar deliveries in 2008. Notwithstanding fluctuations in the cost of raw materials, a significant majority of the contracts covering our current backlog include provisions that allow for variable pricing to protect us against future changes in the cost of raw materials
Operating income
Operating income represents total sales less cost of sales, selling, general and administrative expenses, compensation expense under stock option and restricted share award agreements and plant closure charges.
RESULTS OF OPERATIONS

Year Ended December 31, 2008 compared to Year Ended December 31, 2007
Revenues
Our sales for the year ended December 31, 2008 were $746.4 million as compared to $817.0 million for the year ended December 31, 2007 while railcar deliveries of 10,349 were 67 units above the 2007 level. Railcar deliveries for the year ended December 31, 2008, including delivery of 9,022 new cars sold and delivery of 735 leased cars that have not yet been sold as well as delivery of 519 used cars sold and 73 rebuild/refurbishment cars sold. The decrease in sales revenue was due primarily to heightened competition and general market conditions as average railcar pricing declined between 2007 and 2008. This reflects a shift in product mix to car types with different material costs and, more importantly, pricing pressures dictated by softer demand. Our coal-carrying railcars remain an essential part of our portfolio. Deliveries of our BethGon® II and AutoFlood III™ coal-carrying railcars comprised 69% of our total railcar deliveries for the year ended December 31, 2008.
Gross Profit
Gross profit for the year ended December 31, 2008 was $55.7 million as compared to $103.4 million for the year ended December 31, 2007, representing a decrease of $47.7 million. The corresponding margin rate was 7.5% for the year ended December 31, 2008 compared to 12.7% for the year ended December 31, 2007. The change in margin rate was driven primarily by sharp cost increases on raw material inputs and the aggressive pricing environment in which we are operating. The margin for 2008 was negatively impacted by material price increases and surcharges that we were unable to pass on to our customers due to fixed price sales contracts. We expect most future contracts to include variable pricing provisions to mitigate this risk in the future. For the year ended December 31, 2007, we were able to pass on increases in raw material costs to our customers with respect to 80% of our railcar deliveries.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2008 were $31.7 million as compared to $38.9 million for the year ended December 31, 2007, representing a decrease of $7.2 million. Selling, general and administrative expenses were 4.3% of our sales for 2008 and 4.8% for 2007. The decrease in selling, general and administrative expenses for the year ended December 31, 2008 compared to 2007 was primarily attributable to reductions in outside professional services of $1.3 million, contingent liabilities of $3.9 million and incentive plan costs of $2.2 million.
Plant Closure Charges
Plant closure charges for the year ended December 31, 2008 represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. As a result of the previously described global settlement, total plant closure costs incurred through December 31, 2008 were $50.9 million. These costs include charges arising under our pension and postretirement benefit plans as well as employee termination and related closure costs. See Note 3 to the consolidated financial statements.
Interest Expense/Income
Total interest expense for each of the years ended December 31, 2008 and 2007 was $0.7 million. Interest expense consisted of third-party interest expense and the amortization of deferred financing costs. Interest income for the year ended December 31, 2008 was $3.8 million as compared to $8.3 million for the year ended December 31, 2007, representing a decrease of $4.5 million as both interest rates and our cash balances decreased compared to 2007 levels.
Income Taxes
The provision for income taxes was $2.5 million for the year ended December 31, 2008, compared to a provision for income taxes of $14.8 million for the year ended December 31, 2007. The effective tax rates for the years ended December 31, 2008 and 2007, were 34.7% and 35.9%, respectively. The effective tax rate for the year ended December 31, 2008 was lower than the statutory U.S. federal income tax rate of 35% due to a decrease of 8.5% for goodwill, decrease of 13.9% due to a change in the blended state rate, an increase of 19.6% caused by a change in the valuation allowance and an increase of 1.9% for the effect of other differences. The increase in the valuation allowance was primarily due to plant closure charges in 2008 that caused the Pennsylvania deferred tax assets to increase resulting in a corresponding increase to the valuation allowance. The effective tax rate for the year ended December 31, 2007 was slightly higher than the statutory U.S. federal income tax rate due to the addition of a 1.9% blended state rate and a 2.8% increase caused by a change in the valuation allowance. These increases were virtually offset by a decrease in the effective rate caused by the domestic manufacturing deduction.
Net Income
As a result of the foregoing, net income was $4.6 million for the year ended December 31, 2008, reflecting a decrease of $21.9 million from net income of $26.5 million for the year ended December 31, 2007. For 2008, our basic and diluted net income per share were both $0.39, on basic and diluted shares outstanding of 11,788,400 and 11,833,132 respectively. For 2007, our basic and diluted net income per share were $2.18 and $2.17, respectively, on basic and diluted shares outstanding of 12,115,712 and 12,188,901, respectively. Net income for both 2008 and 2007 was significantly impacted by plant closure costs, with pre-tax charges of $20.0 million in 2008 and pre-tax charges of $30.8 million in 2007.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2007 were $38.9 million as compared to $34.4 million for the year ended December 31, 2006, representing an increase of $4.5 million. Selling, general and administrative expenses were 4.8% of our sales for 2007 and 2.4% for 2006. The increase was primarily attributable to higher employee compensation costs of $3.0 million, a special charge of $3.8 million for contingency losses related to litigation and a $1.1 million increase in investment for product development programs. These increases were partially offset by a reduction in the costs of outside professional services of $1.8 million. Increases in selling, general and administrative expenses for 2007 were also partially offset by decreases in several expense categories that were not significant individually but have helped to minimize the impact of the increases previously described.
Plant Closure Charges
In December 2007 we incurred plant closure charges of $30.8 million. These charges include net curtailment losses and special termination and contractual benefit costs of $27.7 million arising under our pension and other postretirement benefit plans as well as contractual employee termination benefits of $2.2 million for severance and medical insurance. These charges also include a non-cash impairment of the carrying value of certain assets at our Johnstown manufacturing facility of $950,000.

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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the years ended December 31, 2008 and 2007 was our cash generated by cash flows from operations in prior periods. See “Cash Flows.”
On August 24, 2007, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009 the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement are used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50.0 million senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $50.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
The Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Credit Agreement are collateralized by substantially all of our assets and guaranteed by an unsecured guarantee made by JAIX in favor of LaSalle for the benefit of the Lenders. The Credit Agreement has both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default.

As of December 31, 2008 and 2007, we had no borrowings under our revolving credit facilities. We had $11.5 million and $8.8 million in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2008 and 2007, respectively which reduced the amount available for borrowing under the facility. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
Also on September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) to be used to fund our leasing operations. The JAIX Credit Agreement consists of a $60 million senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, FCA guaranteed the JAIX Revolving Credit Facility.
Availability under the JAIX Revolving Credit Facility is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Revolving Credit Facility. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of December 31, 2008 we had no borrowings under the JAIX Revolving Credit Agreement.
As of December 31, 2008, we were in compliance with all covenant requirements under our revolving credit facilities.
During 2008, in response to competitive market conditions, the Company selectively began to produce and offer railcars under operating lease arrangements with certain customers. These term of the leases vary but generally is less than three years. The Company also continually evaluates opportunities to package and sell its leases to its operating lease customers. As of December 31, 2008, the value of railcars under operating leases was $46.7 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. In 2009, the Company anticipates that it will continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in its portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under its credit facilities, or both, as the Company evaluates its liquidity and capital resources.
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facilities, will be sufficient to meet our anticipated liquidity needs for 2009. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2008, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $59.7 million and $60.7 million, respectively, which exceeded the fair value of plan assets by $26.7 million and $60.7 million, respectively. As disclosed in Note 11 to the consolidated financial statements, we expect to make contributions relating to our defined benefit pension plans of approximately $11.2 million in 2009. We may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2008, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Capital leases from long-term debt	$28	$28	$—	$—	$—
Operating leases	14,850	2,067	4,644	4,687	3,452
Used railcar purchases	3,024	3,024	—	—	—
Material and component purchases	154,148	38,681	63,731	51,736	—

Total	$172,050	$43,800	$68,375	$56,423	$3,452

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
In addition to the contractual obligations set forth above, we also will have interest payment obligations on any borrowings under the revolving credit facilities. See Note 9 to the consolidated financial statements.
We also paid consulting fees to one of our directors. The amount paid for his consulting services was $13 for the year ended December 31, 2008 and $50 for each of the years ended December 31, 2007 and 2006. The agreement governing this arrangement expired in April 2008. See Note 19 to the consolidated financial statements.
The above table excludes $5.6 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at December 31, 2008 because the timing of the payout of these liabilities cannot be determined.
We are a party to employment agreements with our President and Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Treasurer as well as other members of our executive management team. See Item 11. “Executive Compensation.”
We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 11 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2009.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net cash (used in) provided by:
Operating activities	$(22,829)	$41,398	$154,156
Investing activities	(42,410)	(6,062)	(5,821)
Financing activities	(2,611)	(50,320)	1,954

Total	$(67,850)	$(14,984)	$150,289

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
Our net cash used in operating activities for the year ended December 31, 2008 was $22.8 million compared to net cash provided by operating activities of $41.4 million for the year ended December 31, 2007. The decrease of $64.2 million in cash flows from operating activities (year over year) was primarily due to the reduction of $33.7 million in net income adjusted for non-cash items and a decrease of $130.1 million generated by working capital accounts such as accounts receivable, inventories, leased assets held for sale and customer deposits, partially offset by an increase of $97.9 million in cash applicable to accounts payable and income taxes.
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
Investing Activities. Net cash used in investing activities for the year ended December 31, 2008 was $42.4 million as compared to $6.1 million for the year ended December 31, 2007. Net cash used in investing activities for the year ended December 31, 2008 included the cost of railcars on operating leases produced or acquired of $35.4 million and capital expenditures of $7.0 million. Net cash used in investing activities for the year ended December 31, 2007 consisted primarily of capital expenditures. For the year ended December 31, 2007, $4.3 million of the $6.1 million of total capital expenditures was used for cost reduction initiatives and the expansion of the production capacity to accommodate the manufacture of a new railcar type.
Net cash used in investing activities for the year ended December 31, 2006 was $5.8 million and consisted of capital expenditures of $6.9 million partially offset by the proceeds of $1.1 million from the sale of property, plant and equipment, primarily $1.0 million from the sale of the Shell plant in Johnstown, Pennsylvania. For the year ended December 31, 2006, $3.3 million of the $6.9 million of total capital expenditures were used for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2008 was $2.6 million as compared to net cash used in financing activities of 50.3 million for the year ended December 31, 2007. Net cash used in financing activities for the year ended December 31, 2008 included $2.9 million of cash dividends paid to our stockholders and $0.9 million in deferred financing costs, partially offset by $1.1 million of treasury stock issued for stock options exercised. Net cash used in financing activities for the year ended December 31, 2007 included $50.0 million for stock repurchases, $2.9 million to pay cash dividends to our stockholders and $0.2 million related to deferred financing costs. These were partially offset by the receipt of $2.1 million for stock options exercised and $0.8 million in excess tax benefit from stock-based compensation.
Net cash provided by financing activities for the year ended December 31, 2006 was $2.0 million and included $2.1 million in stock options exercised and $1.8 million in excess tax benefit from stock-based compensation. These were partially offset by the use of $1.9 million to pay cash dividends to our stockholders.
Capital Expenditures
Our capital expenditures were $7.0 million in the year ended December 31, 2008 as compared to $6.1 million in the year ended December 31, 2007. For the year ended December 31, 2008, capital expenditures were primarily comprised of equipment expenditures to enable us to build wheel and truck assemblies in-house and side sheet assemblies as well as cash outlays for a new ERP system.
Our capital expenditures were $6.1 million in the year ended December 31, 2007 and included $4.3 million of capital expenditures used for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars.
Our capital expenditures were $6.9 million for the year ended December 31, 2006 and were partially offset by the proceeds of $1.1 million from the sale of property, plant and equipment, primarily $1.0 million from the sale of the Shell plant in Johnstown, Pennsylvania. For the year ended December 31, 2006, $3.3 million of the $6.9 million of total capital expenditures were used at a manufacturing facility, primarily relating to cost reduction initiatives and the expansion of production capacity to accommodate a new railcar type.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $7.4 million in 2009. These expenditures include $4.7 million to maintain our existing facilities and update manufacturing equipment and $2.7 million of IT related costs, primarily related to our implementation of a new ERP system. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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
We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. We routinely evaluate our manufacturing footprint to assess our manufacturing capacity and cost of production in an effort to optimize production at our low-cost manufacturing facilities. In December 2007, we announced our planned closure of our manufacturing facility located in Johnstown, Pennsylvania and, as a result, we tested long-lived assets at our Johnstown facility for recoverability using estimated fair values. We recorded impairment charges of $950,000 for land, building and improvements during 2007. We recorded impairment charges of $597,000 for leased railcars held for sale during 2008 (see note 5 to the consolidated financial statements). There were no impairment charges recorded for long-lived assets during 2006.
Impairment of goodwill and intangible assets
We have recorded on our balance sheet both goodwill and intangible assets, which consist primarily of patents and an intangible asset related to our defined benefit plans. On December 31, 2006 the adoption of SFAS No. 158 resulted in the derecognition of the intangible asset related to our defined benefit pension plans. See Note 11 to the consolidated financial statements. We perform the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of our Company below its carrying amount. These events or circumstances include the testing for recoverability under SFAS No. 144. Accordingly we tested goodwill for impairment as of December 31, 2007 in connection with our testing of long-lived assets at our Johnstown facility for recoverability, in addition to performing our annual tests as of January 1, 2008, January 1, 2007 and January 1, 2006. We have not noted any such impairment.
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
Our method to determine fair value to test goodwill for impairment considers three valuation approaches: the discounted cash flow method, the guideline company method and the transaction method. The results of each of these three methods are reviewed by management and a fair value is then assigned. For our latest valuation, as of January 1, 2008, management estimated that the fair value of our company exceeded the carrying value of our company by a substantial amount.
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
Our estimated margins used in the discounted cash flow method are based primarily on historical margins. The price of raw materials has increased significantly since November 2003. Aluminum and steel prices have historically accounted for approximately 30% to 35% of our total cost of sales. Changes in aluminum and steel prices typically only affect margins on signed contracts for railcars forming part of our backlog as management historically has used aluminum and steel prices at the time a contract is signed as the basis for its selling price. Some of our contracts provide for raw material cost escalation. However, there is no assurance that our customers will accept variable pricing in the future, which would subject our margins and performance to variability primarily in the event of changes in the price of aluminum and steel. While an increase of 1% in aluminum and steel prices for backlog and projected volume in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 2%, management estimates that the fair value would still exceed the carrying value by a substantial amount.
The WACC used to discount our future performance in the discounted cash flow method is based on an estimated rate of return of companies in our industry and interest rates for corporate debt rated “Baa” or the equivalent by Moody’s Investors Service. Management estimated a WACC of 14% for our January 1, 2008 goodwill impairment valuation analysis based on our mix of equity and debt. While an increase of 1% in the WACC used in the discounted cash flow method would reduce the excess of the fair value of our company compared to its carrying value by approximately 15%, management estimates that the fair value would still exceed the carrying value by a substantial amount.
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
In 2008, we assumed that the expected long-term rate of return on pension plan assets would be 8.25%. As permitted under SFAS No. 87, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(456)	$456
At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2008, we determined this rate to be 6.85%, an increase of 0.45% from the 6.40% rate used at December 31, 2007. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(140)	$410
For the years ended December 31, 2008, 2007 and 2006, we recognized consolidated pre-tax pension cost of $10.8 million, $17.1 million and $4.0 million, respectively. Pension costs for 2008 include special termination benefit costs of $10.1 million resulting from our plant closure decision while pension costs for 2007 include pension plan curtailment losses and special termination benefit costs of $14.5 million resulting from our plant closure decision (See Note 3 Plant Closure Charges and Note 11 Employee Benefit Plans for a description of these actions). We currently expect to contribute approximately $11.2 million to our pension plans during 2009. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
For the years ended December 31, 2008, 2007 and 2006, we recognized a consolidated pre-tax postretirement welfare benefit cost of $11.8 million, $18.9 million and $5.6 million, respectively. Postretirement welfare benefit costs for 2008 include contractual benefit charges of $8.9 million resulting from our plant closure decision while postretirement welfare benefit costs for 2007 include plan curtailment losses and contractual benefit charges of $13.2 million resulting from our plant closure decision (See Note 3 Plant Closure Charges and Note 11 Employee Benefit Plans for a description of these actions). We currently expect to pay approximately $5.4 million during 2009 in postretirement welfare benefits.
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
At December 31, 2008, we had total net deferred tax assets of $39.8 million. Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets except for our net deferred tax assets in Pennsylvania. At December 31, 2008, we had a valuation allowance of $7.0 million, based on management’s conclusion that it was more likely than not that certain of our net deferred tax assets in Pennsylvania would not be realized.
We provide for deferred income taxes based on differences between the book and tax bases of our assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The deferred tax liabilities and assets that we record relate to the enacted federal, Illinois and Virginia tax rates, since net operating loss carryforwards and deferred tax assets arising under Pennsylvania state law have been fully reserved. A 1% change in the rate of federal income taxes would increase or decrease our deferred tax assets by $0.7 million. A 1% change in the rate of Illinois income taxes would increase or decrease our deferred tax assets by $0.3 million. A 1% change in the rate of Virginia income taxes would increase or decrease our deferred tax assets by $36,000.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on its results of operations or financial condition. We recognize accrued interest related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, we recorded a liability of $681 for the payment of interest and penalties.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the valuation categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Implementation of the provisions of SFAS No. 157 did not have a material impact on our financial statements, as we do not currently hold financial assets and liabilities that are required to be marked to fair value.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. We adopted SFAS No. 158 as of December 31, 2006. See Note 11 to the Consolidated Financial Statements for additional disclosures required by SFAS No. 158 and the effects of adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We implemented SFAS No. 159 effective January 1, 2008, but elected not to apply the provisions of SFAS No. 159 to any of our existing financial assets or liabilities, therefore the provisions of SFAS No. 159 did not have an impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which retains the fundamental requirements of SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009. We are in the process of evaluating the requirements of SFAS No. 141(R), but expect only prospective impact on the Company’s financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of December 31, 2008, there were no borrowings under the revolving credit facility and we had issued approximately $11.5 million in letters of credit under the sub-facility for letters of credit.
We also have a $60.0 million revolving credit facility, which provides for the financing of the production or acquisition of railcars to be leased. As of December 31, 2008, there were no borrowings under this credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. The prices for steel and aluminum, the primary raw material inputs of our railcars, increased in 2006, 2007 and the first part of 2008 as a result of strong demand, limited availability of production inputs for steel and aluminum, including scrap metal, industry consolidation and import trade barriers. In addition, the price and availability of other railcar components that are made of steel have been adversely affected by the increased cost and limited availability of steel. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials, although we may do so in the future. Historically, we have either renegotiated existing contracts or entered into new contracts with our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. However, current market conditions and competitive pricing have limited our ability to negotiate variable pricing contracts. When raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows.
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $224 per railcar, which, for the year ended December 31, 2008, would have reduced income before income taxes by approximately $2.3 million.
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
As of the end of the Company’s 2008 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.
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
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FreightCar America, Inc.
We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,

2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 13, 2009

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$129,192	$197,042
Accounts receivable, net of allowance for doubtful accounts of $330 and $223, respectively	73,120	13,068
Inventories	31,644	49,845
Leased assets held for sale	11,703	—
Other current assets	11,088	7,223
Deferred income taxes	16,636	13,520

Total current assets	273,383	280,698

Property, plant and equipment, net	30,582	26,921
Railcars on operating leases	34,971	—
Goodwill	21,521	21,521
Deferred income taxes	23,213	21,035
Other long-term assets	5,484	5,709

Total assets	$389,154	$355,884

Liabilities, Minority Interest and Stockholders’ Equity
Current liabilities
Accounts payable	$60,986	$39,525
Accrued payroll and employee benefits	9,530	13,320
Accrued postretirement benefits	5,364	5,188
Accrued warranty	11,476	10,551
Customer deposits	7,367	19,836
Other current liabilities	7,939	7,100

Total current liabilities	102,662	95,520

Accrued pension costs	26,763	10,685
Accrued postretirement benefits, less current portion	55,293	47,890
Other long-term liabilities	7,407	3,717

Total liabilities	192,125	157,812

Commitments and contingencies

Minority Interest	101	—

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2007 and 2006)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,731,678 shares issued at December 31, 2008 and 2007, respectively	127	127
Additional paid in capital	98,253	99,270
Treasury stock, at cost, 821,182 and 918,257 shares at December 31, 2008 and 2007, respectively	(38,871)	(43,597)
Accumulated other comprehensive loss	(16,471)	(9,857)
Retained earnings	153,890	152,129

Total stockholders’ equity	196,928	198,072

Total liabilities, minority interest and stockholders’ equity	$389,154	$355,884

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$746,390	$817,025	$1,444,800
Cost of sales	690,721	713,661	1,211,349

Gross profit	55,669	103,364	233,541
Selling, general and administrative expense (including non-cash stock-based compensation expense of $2,852, $2,804 and $2,130, respectively)	31,717	38,914	34,390
Plant closure charges	20,037	30,836	—

Operating income	3,915	33,614	199,061
Interest income	3,827	8,349	5,860
Interest expense	396	420	352
Amortization and write-off of deferred financing costs	281	232	306

Income before income taxes	7,065	41,311	204,263
Income tax provision	2,451	14,843	75,530

Net income attributable to common stockholders	$4,614	$26,468	$128,733

Net income per common share attributable to common stockholders—basic	$0.39	$2.18	$10.23

Net income per common share attributable to common stockholders—diluted	$0.39	$2.17	$10.07

Weighted average common shares outstanding—basic	11,788,400	12,115,712	12,586,889

Weighted average common shares outstanding—diluted	11,833,132	12,188,901	12,785,015

Dividends declared per common share	$0.24	$0.24	$0.15

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2006	12,570,200	126	93,932	—	—	(5,556)	3,697	92,199

Net income	—	—	—	—	—	—	128,733	128,733
Additional minimum pension liability, net of tax (see Notes 10 and 11)	—	—	—	—	—	1,950	—	1,950

Comprehensive income	—	—	—	—	—	—	—	130,683

Adjustment related to initial application of SFAS No. 158 — pension liability, net of tax (see Notes 10 and 11)	—	—	—	—	—	(7,599)	—	(7,599)
Adjustment related to initial application of SFAS No. 158 — postretirement liability, net of tax (see Notes 10 and 11)	—	—	—	—	—	(15,569)	—	(15,569)
Stock options exercised	109,936	1	2,088	—	—	—	—	2,089
Restricted stock awards	3,542	—	221	—	—	—	—	221
Forfeiture of restricted stock awards	(2,167)	—	—	—	—	—	—	—
Unvested restricted stock	—	—	(125)	—	—	—	—	(125)
Stock-based compensation recognized	—	—	2,034	—	—	—	—	2,034
Excess tax benefit from stock-based compensation	—	—	1,831	—	—	—	—	1,831
Cash dividends	—	—	—	—	—	—	(1,895)	(1,895)

Balance, December 31, 2006	12,681,511	127	99,981	—	—	(26,774)	130,535	203,869

Net income	—	—	—	—	—	—	26,468	26,468
Pension liability activity, net of tax	—	—	—	—	—	6,868	—	6,868
Postretirement liability activity, net of tax	—	—	—	—	—	10,049	—	10,049

Comprehensive income	—	—	—	—	—	—	—	43,385

Adjustment for adoption of FIN No. 48 (see Note 2)	—	—	—	—	—	—	(1,936)	(1,936)
Stock repurchases	—	—	—	(1,048,300)	(50,000)	—	—	(50,000)
Stock options exercised	—	—	(3,322)	109,936	5,410	—	—	2,088
Restricted stock awards	52,000	—	(1,030)	20,940	1,030	—	—	—
Forfeiture of restricted stock awards	(1,833))	—	37	(833)	(37)	—	—	—
Stock-based compensation recognized	—	—	2,804	—	—	—	—	2,804
Excess tax benefit from stock-based compensation	—	—	800	—	—	—	—	800
Cash dividends	—	—	—	—	—	—	(2,938)	(2,938)

Balance, December 31, 2007	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$152,129	$198,072
Net income	—	—	—	—	—	—	4,614	4,614
Pension liability activity, net of tax	—	—	—	—	—	(7,503)	—	(7,503)
Postretirement liability activity, net of tax	—	—	—	—	—	889	—	889

Comprehensive (loss) income	—	—	—	—	—	—	—	(2,000)

Stock options exercised	—	—	(1,564)	54,968	2,609	—	—	1,045
Restricted stock awards	—	—	(2,305)	48,547	2,305	—	—	—
Forfeiture of restricted stock awards	—	—	188	(6,440)	(188)	—	—	—
Stock-based compensation recognized	—	—	2,852	—	—	—	—	2,852
Deficiency of tax benefit from stock-based compensation	—	—	(188)	—	—	—	—	(188)
Cash dividends	—	—	—	—	—	—	(2,853)	(2,853)

Balance, December 31, 2008	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$153,890	$196,928

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$4,614	$26,468	$128,733
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Plant closure	20,037	30,836	—
Depreciation and amortization	4,380	3,910	5,442
Other non-cash items	589	2,160	259
Deferred income taxes	(1,065)	(11,911)	2,568
Compensation expense under stock option and restricted share award agreements	2,852	2,804	2,130
Changes in operating assets and liabilities:
Accounts receivable	(60,052)	(1,699)	(7,515)
Inventories	18,193	54,875	(31,554)
Leased railcars held for sale	(11,703)	—	—
Other current assets	2,346	(312)	(1,012)
Accounts payable	21,050	(62,742)	42,448
Accrued payroll and employee benefits	(4,475)	(2,004)	3,414
Income taxes receivable/payable	(8,705)	(11,922)	5,581
Accrued warranty	925	(1,500)	4,173
Customer deposits and other current liabilities	(11,871)	11,448	11,614
Deferred revenue, non-current	1,800	—	—
Accrued pension costs and accrued postretirement benefits	(1,744)	987	(12,125)

Net cash flows(used in) provided by operating activities	(22,829)	41,398	154,156

Cash flows from investing activities
Purchases of property, plant and equipment	(6,991)	(6,073)	(6,903)
Cost of railcars on operating leases produced or acquired	(35,437)	—	—
Proceeds from sale of property, plant and equipment	18	11	1,082

Net cash flows (used in) provided by investing activities	(42,410)	(6,062)	(5,821)

Cash flows from financing activities
Payments on long-term debt	(65)	(60)	(71)
Deferred financing costs paid	(838)	(211)	—
Stock repurchases	—	(50,000)	—
Issuance of common stock (net of issuance costs and deferred offering costs)	1,045	2,089	2,089
Investment in minority interest by joint venture partner	101	—	—
Excess tax benefit from stock-based compensation	—	800	1,831
Cash dividends paid to stockholders	(2,854)	(2,938)	(1,895)

Net cash flows (used in) provided by financing activities	(2,611)	(50,320)	1,954

Net (decrease) increase in cash and cash equivalents	(67,850)	(14,984)	150,289
Cash and cash equivalents at beginning of year	197,042	212,026	61,737

Cash and cash equivalents at end of year	$129,192	$197,042	$212,026

Supplemental cash flow information
Cash paid for:
Interest	$311	$515	$360

Income tax refunds received	$1,737	$70	$—

Income taxes paid	$9,740	$37,147	$65,581

Non-cash transactions:
Increase (decrease) in balance of property, plant and equipment on account	$235	$(771)	$1,076

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
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
Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The Company’s inventory consists of raw materials, work in progress and finished goods for individual customer contracts. Management established a reserve of $150 and $1,177 relating to slow-moving inventory for raw materials or work in progress at December 31, 2008 and 2007, respectively.
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
The Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. The Company routinely evaluates its manufacturing footprint to assess its manufacturing capacity and cost of production in an effort to optimize production at its low-cost manufacturing facilities. In December 2007, the Company announced the planned closure of its manufacturing facility located in Johnstown, Pennsylvania, and as a result, it tested long-lived assets at the Johnstown facility for recoverability using estimated fair values. Fair values were estimated using the cost approach based on the assumption that the reproduction or replacement cost normally sets the upper limit of value and the sales comparison approach which relies on the assumption that value can be measured by the selling prices of similar assets. Impairment charges of $950 were recorded for land, building and improvements during 2007. The Company recorded impairment charges of $597 for leased railcars held for sale during 2008 (see note 5). There were no impairment charges recorded for long-lived assets during 2006.
Research and Development
Costs associated with research and development are expensed as incurred and totaled approximately $1,959, $1,966 and $890 for the years ended December 31, 2008, 2007 and 2006, respectively. Such costs are reflected within selling, general and administrative expenses in the consolidated statements of income.
Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2008, 2007 and 2006.
The Company tests goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of the Company below its carrying amount. These events or circumstances include an impairment recorded under SFAS No. 144. Accordingly, the Company tested goodwill for impairment as of December 31, 2007 in connection with its testing of long-lived assets at the Johnstown facility for recoverability, in addition to performing its annual test as of January 1, 2007. There was no adjustment required based on the impairment test as of December 31, 2007 or 2008.

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
The Company’s sales to customers outside the United States were $84,784, $85,980 and $43,493 in 2008, 2007 and 2006, respectively.
The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, and records related costs in cost of sales.

Financial Instruments
Management estimates that all financial instruments (including cash and long-term debt) as of December 31, 2008 and 2007, have fair values that approximate their carrying values.
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
Stock-Based Compensation
The Company applies the provisions of SFAS No. 123 (R), Share-Based Payment, for its stock-based compensation plan based on the modified prospective basis. As a result, the Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. See Note 13.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Standard No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a significant impact on its results of operations or financial condition. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties.
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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. The Company adopted SFAS No. 158 as of December 31, 2006. See Note 11 for additional disclosures required by SFAS No. 158 and the effects of adoption.
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
Note 3 — Plant Closure Charges
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
On June 24, 2008, the Company announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown facility and its workforce, including the Sowers/Hayden class action litigation, the above-mentioned contested arbitration ruling and other pending grievance proceedings. The settlement, with the USWA and the plaintiffs in the Sowers/Hayden lawsuit, was ratified by the Johnstown USWA membership on June 26, 2008 and approved by the court on November 19, 2008. The time for an appeal of the court’s order has now expired and the settlement is final. As a consequence, all existing legal disputes relating to the Company’s Johnstown, Pennsylvania manufacturing facility and its workforce, including the Sowers/Hayden class action litigation and contested grievance ruling, are now resolved and closed. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA was terminated effective May 15, 2008 and the Johnstown facility was closed. The settlement provided special pension benefits to certain workers at the Johnstown facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. During 2008, the Company recorded plant closure charges of $20,037 related to these actions bringing total plant closure charges through December 31, 2008 to $50,873. It is anticipated that payments for employee termination benefits and other related costs will be made during the first quarter of 2009, while pension benefits will be funded through plan assets and future Company contributions to the pension plans. Payments for postretirement benefits will be made from future operating cash flows.
The components of the plant closure charges incurred for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Pension plan curtailment loss and special termination benefit costs	$10,112	$14,478
Postretirement plan curtailment loss and contractual benefit charges	8,866	13,204
Employee termination benefits	11	2,204
Other related costs	1,048	—
Impairment charge for plant building and land	—	950

Total plant closure charges	$20,037	$30,836

Note 4 — Inventories
Inventories consist of the following:

	December 31,
	2008	2007

Work in progress	$24,166	$48,088
Finished new railcars	5,513	1,757
Used railcars acquired upon trade-in	1,965	—

Total inventories	$31,644	$49,845

Note 5 — Leased Railcars
In response to competitive market conditions, the Company began offering railcar leasing to its customers on a selective and limited basis during 2008. The Company is packaging these transactions and offering them for sale to leasing companies and financial institutions.
The Company periodically evaluates leased railcars to determine whether it is probable that the leased railcars will be sold within one year. When the Company believes it is probable that the leased railcars will be sold within one year, the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet. Leased railcars held for sale are carried at the lower of carrying value or fair value less cost to sell and are not depreciated. When the Company believes it is not probable that leased railcars will be sold within one year, the leased railcars are included in railcars on operating leases on the balance sheet and are depreciated. Depreciation on railcars on operating leases was $369 for the year ended December 31, 2008. The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis as manufacturing sales and cost of sales if the railcars are sold within 12 months and on a net basis in leasing revenue as a gain (loss) on sale of leased railcars if the railcars are held in excess of 12 months.
Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,703 and railcars on operating leases classified as long-term assets of $34,971. Due to market conditions an impairment write-down of $597 related to these railcars on operating leases was recorded. Leased railcars at December 31, 2008 are subject to lease agreements with external customers with terms of up to three years. The Company had no leased railcars at December 31, 2007.
Future minimum rental revenues on leases at December 31, 2008 are as follows:

Year ending December 31, 2009	$3,610
Year ending December 31, 2010	3,299
Year ending December 31, 2011	2,303

$9,212

Note 6 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2008	2007

Land	$701	$701

Buildings and improvements	20,918	20,559
Machinery and equipment	42,352	40,228

Cost of buildings, improvements, machinery and equipment	63,270	60,787
Less: Accumulated depreciation and amortization	(38,996)	(35,697)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	24,274	25,090

Construction in process	5,607	1,130

Total property, plant and equipment	$30,582	$26,921

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3,420, $3,320 and $4,852, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144. If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No.144. In conducting its analysis, the Company compares undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If assets are found to be impaired, the amount of the impairment loss is measured by comparing the net book values and the fair values of the long-lived assets. In December 2007, the Company announced the planned closure of its manufacturing facility located in Johnstown, Pennsylvania and, as a result it tested long-lived assets at the Johnstown facility for recoverability using estimated fair values. Fair values were estimated using the cost approach based on the assumption that the reproduction or replacement cost normally sets the upper limit of value and the sales comparison approach, which relies on the assumption that value can be measured by the selling prices of similar assets. Impairment charges of $21 were recorded for land and $929 for building and improvements during 2007 and are reported in “Plant closure charges” in the consolidated statements of income.
Note 7 — Intangible Assets
Intangible assets consist of the following:

	December 31,
	2008	2007

Patents	$13,097	$13,097
Accumulated amortization	(8,604)	(8,014)

Patents, net of accumulated amortization	$4,493	$5,083

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 8 years. Amortization expense related to patents, which is included in cost of sales, was $590 for each of the years ended December 31, 2008, 2007 and 2006. The Company estimates amortization expense for each of the two years in the period ending December 31, 2010 will be approximately $590, for each of the two years ending December 31, 2012 will be $586 and for the year ending December 31, 2013 will be $582.
Note 8 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the years ended December 31, 2008, 2007 and 2006, are as follows:

	December 31,
	2008	2007	2006

Balance at the beginning of the year	$10,551	$12,051	$7,878
Warranties issued during the year	4,621	3,353	6,056
Reductions for payments, costs of repairs and other	(3,696)	(4,853)	(1,883)

Balance at the end of the year	$11,476	$10,551	$12,051

Note 9 — Revolving Credit Facilities
On August 24, 2007, the Company entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement are used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50,000 senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50,000; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5,000. The amount available under the revolving credit facility is based on the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
The Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company and guaranteed by an unsecured guarantee made by JAIX in favor of LaSalle for the benefit of the Lenders. The Credit Agreement has both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Revolving Credit Agreement also provides for customary events of default.
As of December 31, 2008 and 2007, the Company had no borrowings under the revolving credit facility. Any borrowings under the revolving credit facility would have bore interest at 1.75% as of December 31, 2008. The Company had $11,490 and $8,828 in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2008 and 2007, respectively and the ability to borrow $38,510 under the revolving credit facility as of December 31, 2008. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
JAIX Revolving Credit Facility
Also on September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) with the lenders party thereto (collectively, the “JAIX Lenders”). The JAIX Credit Agreement consists of a $60,000 senior secured revolving credit facility.

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
Availability under the JAIX Revolving Credit Facility is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Revolving Credit Facility. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of December 31, 2008 the Company had no borrowings under the JAIC Revolving Credit Agreement. As of December 31, 2008, the Company was in compliance with all covenant requirements under its revolving credit facilities.
Note 10 — Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax

Year ended December 31, 2006
Additional minimum pension liability	$3,168	$(1,218)	$1,950
Adjustment related to initial application of SFAS No. 158 — pension liability (See Note 11)	(12,049)	4,450	(7,599)
Adjustment related to initial application of SFAS No. 158 — postretirement liability (See Note 11)	(24,685)	9,116	(15,569)

	$(33,566)	$12,348	$(21,218)

Year ended December 31, 2007
Pension liability activity	$10,905	$(4,037)	$6,868
Postretirement liability activity	15,954	(5,905)	10,049

	$26,859	$(9,942)	$16,917

Year ended December 31, 2008
Pension liability activity	$(12,141)	$4,638	$(7,503)
Postretirement liability activity	1,299	(410)	889

	$(10,842)	$4,228	$(6,614)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2008	2007

Unrecognized pension cost, net of tax of $7,162 and $2,524	$11,840	$4,337
Unrecognized postretirement cost, net of tax of $2,801 and $3,211	4,631	5,520

	$16,471	$9,857

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

Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. The changes in benefit obligation, change in plan assets and funded status as of December 31, 2008 and 2007, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation—Beginning of year	$55,393	$49,065	$53,078	$52,936
Service cost	1,128	2,229	69	683
Interest cost	3,370	2,771	3,231	2,946
Plan curtailment	—	(54)	—	40
Actuarial loss (gain)	(6,884)	(4,930)	(913)	(3,719)
Special termination benefit loss	10,111	8,952	8,866	3,028
Benefits paid	(3,430)	(2,640)	(3,674)	(2,836)

Benefit obligation—End of year	59,688	55,393	60,657	53,078

Change in plan assets
Plan assets—Beginning of year	44,973	39,489	—	—
Actual return on plan assets	(15,294)	2,750	—	—
Employer contributions	6,750	5,373	3,674	2,836
Benefits paid	(3,430)	(2,639)	(3,674)	(2,836)

Plan assets at fair value—End of year	32,999	44,973	—	—

Funded status of plans—End of year	$(26,689)	$(10,420)	$(60,657)	$(53,078)

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$75	$265	$—	$—
Current liabilities	—	—	(5,364)	(5,188)
Noncurrent liabilities	(26,763)	(10,685)	(55,293)	(47,890)

Net amount recognized at December 31	$(26,689)	$(10,420)	$(60,657)	$(53,078)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $57,361 and $53,434 at December 31, 2008 and 2007, respectively.
Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2008 and 2007, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Net actuarial loss	$18,113	$5,972	$6,067	$7,142
Prior service cost	889	889	1,365	1,589

	$19,002	$6,861	$7,432	$8,731

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are $768 and $103, respectively. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are $0 and $224, respectively. The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to immediately recognize a substantial portion of the net actuarial loss and prior service cost relating to these plans that had not yet been recognized in earnings. Curtailment charges of $5,526 and $10,175 were recognized for the Company’s pension and postretirement plans, respectively during 2007. In addition, the plant closure decision triggered contractual special pension benefits of $10,111 and $8,952 that were recognized for the Company’s pension plan during 2008 and 2007, respectively, and contractual termination benefits of $8,866 and $3,028 that were recognized for the Company’s postretirement plan during 2008 and 2007, respectively. These pension and postretirement benefit costs are included in “Plant closure charges” on the consolidated statements of income.
Components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost	$1,128	$2,229	$2,386	$69	$683	$683
Interest cost	3,370	2,771	2,511	3,231	2,946	2,843
Settlement of labor dispute	—	—	—	—	—	—
Expected return on plan assets	(3,758)	(3,508)	(2,161)	—	—	—
Amortization of unrecognized prior service cost	—	712	712	224	1,725	1,648
Amortization of unrecognized net loss	27	441	558	162	374	400
Curtailment recognition	—	5,526	—	—	10,176	—
Contractual benefit charge	10,112	8,952	—	8,866	3,028	—

Total net periodic benefit cost	$10,879	$17,123	$4,006	$12,552	$18,932	$5,574

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2008 and 2007 are as follows:

	2008		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Net actuarial gain	$12,168	$(913)	$(4,173)	$(3,718)
Amortization of net actuarial gain	(27)	(162)	(441	(374)
Amortization of prior service cost	—	(224)	(712)	(1,725)
Curtailment — prior service cost	—	—	(5,457)	(10,137)
Curtailment — net actuarial gain	—	—	(122)	—

Total recognized in accumulated other comprehensive loss (gain)	$12,141	$(1,299)	$(10,905)	$(15,954)

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2008:

	Pension	Postretirement
	Benefits	Benefits

2009	$5,427	$5,400
2010	5,720	5,300
2011	5,519	5,300
2012	5,419	5,100
2013	5,019	5,000
The Company expects to contribute approximately $11,200 to its pension plans in 2009.

The assumptions used to determine end of year benefit obligations are shown in the following table:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.85%	6.40%	6.85%	6.40%
Rate of compensation increase	3.00%	3.00%-4.00%
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.40%	5.90%	5.75%	6.40%	5.90%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	3.00%-4.00%	3.00%-4.00%	3.00%-4.00%	—	—	—
Assumed health care cost trend rates at December 31 are set forth below:

	2008	2007	2006

Health care cost trend rate assigned for next year	9.00%	9.00%	10.00%
Rate to which cost trend is assumed to decline	5.50%	5.50%	5.50%
Year the rate reaches the ultimate trend rate	2015	2014	2014
As benefits under these plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.
The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2008 and 2007, and target allocations for 2009, by asset category, are as follows:

	Plan Assets at		Target
	December 31,		Allocation
	2008	2007	2009
Asset Category
Equity securities	56%	72%	70%
Debt securities	44%	28%	30%

	100%	100%	100%

The basic goal underlying the pension plan investment policy is to ensure that the assets of the plans, along with expected plan sponsor contributions, will be invested in a prudent manner to meet the obligations of the plans as those obligations come due. Investment practices must comply with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and any other applicable laws and regulations. The Company, in consultation with its investment advisors, has determined a targeted allocation of invested assets by category and it works with its advisors to reasonably maintain the actual allocation of assets near the target. During 2008, and in particular the fourth quarter of the year, equity market returns declined rapidly in general and in relation to debt market returns, causing a significant deviation in the actual allocation of assets from target. The Company is working with its advisors to address appropriate actions for the rebalancing of the investment portfolio.
The long term return on assets was estimated based upon historical market performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.
The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $1,628, $1,421 and $1,662 for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 12 — Income Taxes
The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2008	2007	2006

Current taxes
Federal	$238	$21,772	$62,433
State	1,296	4,789	10,529

	1,534	26,561	72,962

Deferred taxes
Federal	1,271	(10,377)	1,935
State	(989)	(1,534)	633

	282	(11,911)	2,568

Interest and penalties expense, gross of related tax effects	635	193	—
Total	$2,451	$14,843	$75,530

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(13.9)%	1.9%	4.2%
Valuation allowance	19.6%	2.8%	(0.7)%
Goodwill amortization for tax reporting purposes	(8.5)%	(1.4)%	(0.3)%
Manufacturing deduction	—	(3.4)%	(1.0)%
Nondeductible expenses	0.6%	—	—
Other	1.9%	1.0%	(0.2)%

Effective income tax rate	34.7%	35.9%	37.0%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2008		December 31, 2007
Description	Assets	Liabilities	Assets	Liabilities

Accrued post-retirement and pension benefits-long term	$33,909	$—	$22,338	$—
Intangible assets	533	—	1,137	—
Accrued workers’ compensation costs	1,137	—	1,083	—
Accrued warranty costs	5,302	—	5,003	—
Accrued bonuses	130	—	57	—
Accrued vacation	811	—	915	—
Accrued contingencies	4,580	—	2,784	—
Accrued severance	999	—	787	—
Inventory valuation	1,665	—	1,637	—
Property, plant and equipment and railcars on operating leases	—	(8,316)	—	(984)
State net operating loss carryforwards	3,230	—	1,875	—
Stock compensation expense	961	—	920	—
Other	1,944	—	588	—

	55,202	(8,316)	39,124	(984)
Valuation allowance	(7,037)	—	(3,585)	—

Deferred tax assets (liabilities)	$48,165	$(8,316)	$35,539	$(984)

Increase (decrease) in valuation allowance	$3,452		$664

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as current or noncurrent, based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance of $7,037 and $3,585 has been recorded at December 31, 2008 and 2007, respectively, as management concluded it was more likely than not that certain net Pennsylvania deferred tax assets would not be realized. The Pennsylvania deferred tax assets increased due to the plant closure charges that were accrued during 2008. In addition, the Company had Pennsylvania net operating loss carryforwards of $26,993, which will expire between 2021 and 2027.
As a result of the implementation of FIN No. 48, the Company recorded an increase in gross unrecognized tax benefits of $2,638 and a decrease to retained earnings and accumulated other comprehensive loss of $1,936 and $94, respectively. As of January 1, 2007, the Company recorded a liability of $681 for the payment of interest and penalties. Changes in the liability for unrecognized tax benefits for the year ended December 31, 2008 were as follows:

	2008	2007

Beginning of year balance	$2,821	$2,638
Increases in prior period tax positions	163	—
Decreases in prior period tax positions	—	(80)
Increases in current period tax positions	1,368	263
Settlements	—	—

End of year balance	$4,352	$2,821

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $2,736 and $2,573 as of December 31, 2008 and 2007 respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. It is reasonably possible that unrecognized tax benefits will decrease by $1,760 during the next twelve months, as the result of the anticipated closure of the current IRS examination. Such unrecognized tax benefits related to tax deductions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would impact the timing of cash payments to the taxing authorities and the calculation of interest and penalties. The Company’s income tax provision included $396 of expense (net of a federal tax benefit of $239) and $117 of expense (net of a federal tax benefit of $70) related to interest and penalties for the years ended December 31, 2008 and 2007, respectively. Such expenses increased the balance of accrued interest and penalties to $1,503 and $868 at December 31, 2008 and 2007, respectively.
The Company, and/or one of its subsidiaries, files income tax returns with the U.S. Federal government and in various state jurisdictions. A summary of tax years that remain subject to examination is as follows:

Earliest Year
Open To
Jurisdiction	Examination

U.S. Federal	2003
States:
Pennsylvania	2003
Virginia	2005
Illinois	2003
Note 13 — Stock-Based Compensation
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
On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long-Term Incentive Plan” (the “Plan”). The Plan is intended to provide incentives to attract, retain and motivate employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. The Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Plan was effective April 11, 2005 and will terminate as to future awards on April 11, 2015. Under the Plan, 1,659,616 shares of common stock have been reserved for issuance, of which 1,074,280 were available for issuance at December 31, 2008. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.
Stock-based compensation expense of $2,852, $2,804 and $2,130 is included within selling, general and administrative expense for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $1,070, $1,049 and $787 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Stock Option Activity
A summary of the Company’s stock options activity and related information at December 31, 2008 and 2007, and changes during the years then ended is presented below:

	December 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)

Outstanding at the beginning of the year	64,968	$23.76	229,872	$20.34
Granted	190,100	30.47	—
Exercised	(54,968)	19.00	(109,936)	19.00
Forfeited or expired	(40,860)	30.47	(54,968)	19.00

Outstanding at the end of the year	159,240	$31.69	64,968	$23.76

Exercisable at the end of the year	10,000	$49.90	6,666	$49.90

A summary of the Company’s stock options outstanding as of December 31, 2008 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value

Options outstanding	159,240	8.9	$31.69	$—
Vested or expected to vest	159,240	8.9	$31.69	$—
Options exercisable	10,000	6.9	$49.90	—
The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007, was $767 and $3,193, respectively. The cash received from exercise of stock option awards was $1,045 and $2,089 during the years ended December 31, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock option awards was $289 and $1,270 for the years ended December 31, 2008 and 2007, respectively, of which $87 and $835, respectively was recorded to additional paid in capital as excess tax benefit from stock-based compensation. As of December 31, 2008, there was $1,147 of total unrecognized compensation expense related to nonvested options, which will be recognized over the average remaining requisite service period of 2.0 years.
Nonvested Stock Activity
A summary of the Company’s nonvested shares as of December 31, 2008 and 2007, and changes during the years then ended is presented below:

	December 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)

Nonvested at the beginning of the year	82,853	$53.38	25,021	$51.53
Granted	48,547	31.47	72,940	53.85
Vested	(46,186)	52.51	(12,442)	53.18
Forfeited or expired	(6,440)	30.47	(2,666)	49.90

Nonvested at the end of the year	78,774	$42.25	82,853	$53.38

Expected to vest	78,774	$42.25	82,853	$53.38

The fair value of stock awards vested during the years ended December 31, 2008 and 2007, was $1,724 and $600, respectively, based on the value at vesting date. The actual tax benefit realized for the tax deductions from vesting of stock awards was $650 and $239 for the years ended December 31, 2008 and 2007, respectively, of which ($275) and $35, respectively was recorded to additional paid in capital as (tax deficiency)/excess tax benefit from stock-based compensation. As of December 31, 2008, there was $3,131 of total unrecognized compensation expense related to nonvested stock awards, which will be recognized over the average remaining requisite service period of 1.7 years.
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
On August 15, 2007, a lawsuit (the Sowers/Hayden class action litigation) was filed against the Company in the U.S. District Court for the Western District of Pennsylvania by certain members of the United Steelworkers of America (the “USWA”) alleging that they and other workers at the facility were laid off by the Company to prevent them from becoming eligible for certain retirement benefits and seeking, among other things, an injunction that would require the Company to return the laid-off employees to work. On March 4, 2008, the Court of Appeals for the Third Circuit granted a stay of the preliminary injunction pending an appeal of the preliminary injunction that was granted by the District Court on January 11, 2008.
On April 1, 2007, the USWA filed a grievance on behalf of certain workers at the Company’s Johnstown facility alleging that the Company had violated the collective bargaining agreement (the “CBA”). The dispute involved the interpretation of language in the CBA regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service. On May 6, 2008, an arbitrator issued a ruling against the Company in this grievance proceeding. On June 24, 2008, the Company announced a tentative global settlement with the USWA and the plaintiffs in the Sowers/Hayden class action litigation. The settlement was ratified by the Johnstown USWA membership on June 26, 2008 and approved by the court in the Sowers/Hayden litigation on November 19, 2008. The time for an appeal of the court’s order has now expired and the settlement is final. As a consequence, all existing legal disputes relating to the Company’s Johnstown, Pennsylvania manufacturing facility and its workforce, including the Sowers/Hayden class action litigation and the contested grievance ruling, are now resolved and closed.
On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”). On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”). On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. The Company has filed a motion in the Pennsylvania Lawsuit asking for that case to be transferred and consolidated into the Illinois Lawsuit. On February 10, 2009, a mandatory mediation took place in the Illinois Lawsuit, but the mediation did not result in a settlement agreement. While the ultimate outcome of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition and results of operations.
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
Note 15 — Other Commitments
The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2016. The leases generally contain specific renewal or purchase options at lease-end at the then fair market amounts.
Future minimum lease payments at December 31, 2008 are as follows:

2009	$2,067
2010	2,308
2011	2,336
2012	2,372
2013	2,315
Thereafter	3,452

$14,850

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2008, 2007 and 2006, was approximately $2,184, $2,156 and $1,894, respectively.
The Company has aluminum purchase commitments, which are non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars. At December 31, 2008, the Company had aluminum purchase commitments of $6,032 for 2009.
The Company has wheel and axle purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase materials used in the manufacturing process. The Company has center sill purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase center sills used in the manufacturing process. The estimated amounts may vary based on the actual quantities and price. At December 31, 2008, the Company had wheel and axle purchase commitments of $32,069, $36,405, $22,099, $23,425 and $24,831 for 2009, 2010, 2011, 2012 and 2013, respectively, and center sill purchase commitments of $0, $588, $4,639 and $3,480 for 2009, 2010, 2011 and 2012, respectively.
At December 31, 2008, the Company had consigned inventory of $580 and used railcar purchase commitments of $3,024 to be settled in 2009.
The Company has employment agreements with certain members of management which provide for base compensation, bonus, incentive compensation, employee benefits and severance payments under certain circumstances. The employment agreements generally have terms that range between two and three years and automatically extend for one-year periods until terminated prior to the end of the term by either party upon 90 days notice. Annual base compensation for the executives with employment agreements ranges between $228 and $640. Certain of the executives are entitled to participate in management incentive plans and other benefits as made available to the Company’s executives.
See Note 19 relating to consulting fees that the Company has paid to certain of its stockholders.
Note 16 — Earnings Per Share
The weighted average common shares outstanding are computed as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding	11,788,400	12,115,712	12,586,889
Dilutive effect of employee stock options and restricted share awards	44,732	73,189	198,126

Weighted average diluted common shares outstanding	11,833,132	12,188,901	12,785,015

For the years ended December 31, 2008 and 2007, 103,037 and 70,940 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. No shares were anti-dilutive for the year ended December 31, 2006.
Note 17 — Operating Segment and Concentration of Sales
The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. The following table sets forth the Company’s sales resulting from new railcars, used railcars, leasing and other for the periods indicated below:

	Year ended December 31,
	2008	2007	2006

New railcar sales	$712,432	$800,542	$1,435,391
Used railcar sales	14,368	5,928	—
Leasing revenues	2,955	39	222
Other sales	16,635	10,516	9,187

	$746,390	$817,025	$1,444,800

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 22%, 21% and 10%, respectively, of revenues for the year ended December 31, 2008. Sales to the Company’s top three customers accounted for 15%, 11% and 11%, respectively, of revenues for the year ended December 31, 2007. Sales to the Company’s top three customers accounted for 12%, 11% and 9%, respectively, of revenues for the year ended December 31, 2006.
Note 18 — Labor Agreements
A collective bargaining agreement at one of the Company’s facilities covered approximately 10% of the Company’s active labor force at December 31, 2007 under an agreement that expired on May 15, 2008. In December 2007, the Company announced that it planned to close this manufacturing facility located in Johnstown, Pennsylvania. See Note 3 Plant Closure Charges for a description of these actions and Note 14 on related litigation with the Johnstown union.
An additional collective bargaining agreement at a different facility covered approximately 41% and 35% of the Company’s active labor force at December 31, 2008 and 2007, respectively, under an agreement that expires in October 2012.
An additional collective bargaining agreement at a different facility covers approximately 10% and 7% of the Company’s active labor force at December 31, 2008 and 2007, respectively. The agreement was ratified on February 1, 2006 and expires on January 31, 2011.
Note 19 — Related Party Transactions
In June 1999, the Company and certain of its subsidiaries entered into a consulting agreement with one of the Company’s directors, which provided that he would provide the Company with consulting services on all matters relating to the Company’s business and that of the Company’s subsidiaries and would serve as a member of the Company’s board of directors. The agreement provided for a consulting fee of $50 per year. Payments for these services totaled $13 for the year ended December 31, 2008 and $50 for each of the years ended December 31, 2007 and 2006. This agreement expired in April 2008.

Note 20 — Selected Quarterly Financial Data (Unaudited)
Quarterly financial data is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(in thousands except for share and per share data)

2008
	Sales	$95,098	$141,335	$238,008	$271,949
	Gross profit	9,283	6,629	18,417	21,340
	Net (loss) income attributable to common stockholders(1)	(10,216)	(886)	7,389	8,327
	Net (loss) income per common share attributable to common stockholders— basic(1)	(0.87)	(0.08)	0.63	0.70
	Net (loss) income per common share attributable to common stockholders— diluted(1)	$(0.87)	$(0.08)	$0.62	$0.70
2007
	Sales	$322,451	$195,360	$162,112	$137,102
	Gross profit	44,133	24,693	19,398	15,140
	Net income (loss) attributable to common stockholders(1)	22,952	11,453	8,681	(16,618)
	Net income (loss) per common share attributable to common stockholders—basic(1)	1.82	0.94	0.73	(1.42)
	Net income (loss) per common share attributable to common stockholders—diluted(1)	$1.80	$0.93	$0.73	$(1.42)

(1)	Results for the first quarter of 2008 and the fourth quarter 2007 include plant closure charges of $18.3 million and $30.8 million, respectively (See Note 3 Plant Closure Charges for a description of these actions).
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
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Board of Directors,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.
Item 11. Executive Compensation.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation for the Year Ended December 31, 2008” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.
Item 14. Principal Accounting Fees and Services.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2008.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits
(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:
1. Consolidated Financial Statements of FreightCar America, Inc.
Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

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

FREIGHTCAR AMERICA, INC.
Date: March 13, 2009	By:	/s/ Christian B. Ragot
Christian B. Ragot, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian B. Ragot Christian B. Ragot	President and Chief Executive Officer (principal executive officer) and Director	March 13, 2009

/s/ Christopher L. Nagel Christopher L. Nagel	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2009

/s/ Thomas M. Fitzpatrick Thomas M. Fitzpatrick	Chairman of the Board and Director	March 13, 2009

/s/ James D. Cirar	Director	March 13, 2009
James D. Cirar

/s/ William D. Gehl	Director	March 13, 2009
William D. Gehl

/s/ Thomas A. Madden	Director	March 13, 2009
Thomas A. Madden

/s/ S. Carl Soderstrom	Director	March 13, 2009
S. Carl Soderstrom

/s/ Robert N. Tidball	Director	March 13, 2009
Robert N. Tidball

FreightCar America, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

			Accounts Charged Off
			and Recoveries of
	Balance at	Additions Charged to	Amounts Previously
	Beginning of Period	Costs and Expenses	Written Off	Balance at End of Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$223	$107	$—	$330
Deferred tax assets valuation allowance	3,585	3,452	—	7,037
Inventory reserve	1,177	—	$(1,027)	150

Year Ended December 31, 2007
Allowance for doubtful accounts	$191	$47	$(15)	$223
Deferred tax assets valuation allowance	2,921	664	—	3,585
Inventory reserve	—	1,951	$(774)	1,177

Year Ended December 31, 2006
Allowance for doubtful accounts	$115	$79	$(3)	$191
Deferred tax assets valuation allowance	3,691	—	(770)	2,921

EXHIBIT INDEX

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Employment Agreement, dated as of January 14, 2009, by and between FreightCar America, Inc. and Christopher L. Nagel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2008).

10.2	Employment Agreement, dated as of January 10, 2008, by and between FreightCar America, Inc. and Nicholas J. Matthews.

10.3	Employment Agreement, dated as of January 3, 2007, between FreightCar America, Inc. and Christian Ragot (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 13, 2007.

10.4	Amendment to employment agreement of Christian Ragot dated as of December 29, 2008.

10.5	Amendment to employment agreement of Laurence M. Trusdell dated as of December 29, 2008.

10.6	Employment Agreement, dated as of May 1, 2007, between FreightCar America, Inc. and Charles Magolske.

10.7	Amendment to employment agreement of Charles J. Magolske dated as of December 29, 2008.

10.8	Amendment to employment agreement of Nicholas J. Matthews dated as of December 29, 2008.

10.9	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.10	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.11	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.12	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.15	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.16	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.17	Second Amended and Restated Credit Agreement, dated as of August 24, 2007, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the lenders party thereto, LaSalle Bank National Association, as Administrative Agent and Arranger, and National City Business Credit, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007).

10.18	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.19	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 11, 2009, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Administrative Agent.

10.20	Guarantee Agreement, dated as of September 30, 2008, by JAIX Leasing Company in favor of LaSalle Bank National Association, as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.21	Credit Agreement, dated as of September 30, 2008, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.22	First Amendment to Credit Agreement, dated as of March 11, 2009, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

10.23	Guarantee Agreement, dated as of September 30, 2008, by FreightCar America, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008)

10.24	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.25	Consulting Agreement, dated as of June 3, 1999, between Rabbit Hill Holdings, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAIX Leasing Company and JAC Patent Company and James D. Cirar (incorporated by reference to Exhibit 10.10 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.26	Amendment to Consulting Agreement, dated March 7, 2005, between FreightCar America, Inc. and James D. Cirar (incorporated by reference to Exhibit 10.10.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.27	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.28	Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2007).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.