Form 10-Q
period 2009-03-31
FreightCar America, Inc.
filed 2009-05-11
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☑
     As of May 7, 2009, there were 11,922,996 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$91,265	$129,192
Restricted cash	4,238	—
Accounts receivable, net of allowance for doubtful accounts of $473 and $330, respectively	18,383	73,120
Inventories	43,575	31,644
Leased railcars held for sale	48,193	11,703
Other current assets	16,835	11,088
Deferred income taxes	13,230	16,636

Total current assets	235,719	273,383

Property, plant and equipment, net	30,415	30,582
Railcars on operating leases	45,764	34,971
Goodwill	21,521	21,521
Deferred income taxes	19,072	23,213
Other long-term assets	5,272	5,484

Total assets	$357,763	$389,154

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,021	$60,986
Accrued payroll and employee benefits	3,769	9,530
Accrued postretirement benefits	5,364	5,364
Accrued warranty	10,870	11,476
Customer deposits	7,382	7,367
Other current liabilities	574	7,939

Total current liabilities	69,980	102,662

Accrued pension costs	27,151	26,763
Accrued postretirement benefits, less current portion	55,065	55,293
Other long-term liabilities	6,202	7,407

Total liabilities	158,398	192,125

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2009 and December 31, 2008	127	127
Additional paid in capital	98,078	98,253
Treasury stock, at cost; 811,182 and 821,182 shares at March 31, 2009 and December 31, 2008, respectively	(38,397)	(38,871)
Accumulated other comprehensive loss	(16,302)	(16,471)
Retained earnings	155,769	153,890

Total FreightCar America stockholders’ equity	199,275	196,928
Noncontrolling interest in India JV	90	101

Total stockholders’ equity	199,365	197,029

Total liabilities and stockholders’ equity	$357,763	$389,154

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except share and per share data)
Revenues	$39,563	$95,098
Cost of sales	29,025	85,815

Gross profit	10,538	9,283
Selling, general and administrative expense (including non-cash stock-based compensation expense of $538 and $964, respectively)	7,322	8,586
Plant closure (income) charges	(379)	18,263

Operating income (loss)	3,595	(17,566)

Interest (expense) income, net	(162)	1,242

Operating income (loss) before income taxes	3,433	(16,324)
Income tax provision (benefit)	849	(6,108)

Net income (loss)	2,584	(10,216)
Less: Net income (loss) attributable to noncontrolling interest in India JV.	(11)	—

Net income (loss) attributable to FreightCar America	$2,595	$(10,216)

Net income (loss) per common share attributable to FreightCar America — basic	$0.22	$(0.87)

Net income (loss) per common share attributable to FreightCar America —diluted	$0.22	$(0.87)

Weighted average common shares outstanding — basic	11,849,768	11,739,799

Weighted average common shares outstanding — diluted	11,852,480	11,739,799

Dividends declared per common share	$0.06	$0.12

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to FreightCar America	$2,595	$(10,216)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities Plant closure (income) charges	(379)	18,263
Depreciation and amortization	1,186	993
Other non-cash items	130	(507)
Deferred income taxes	7,445	(2,085)
Compensation expense under stock option and restricted share award agreements	538	964
Noncontrolling interest in India JV	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	54,737	6,773
Inventories	(11,995)	(33,599)
Leased railcars held for sale	(36,490)	(7,723)
Other current assets	(327)	15
Accounts payable	(18,216)	20,635
Accrued payroll and employee benefits	(5,558)	(3,665)
Income taxes receivable/payable	(6,494)	(4,184)
Accrued warranty	(606)	(378)
Other current liabilities and customer deposits	(7,333)	(18,715)
Deferred revenue, non-current	(270)	—
Accrued pension costs and accrued postretirement benefits	329	267

Net cash flows used in operating activities	(20,719)	(33,162)

Cash flows from investing activities
Restricted cash deposits	(4,238)	—
Cost of railcars on operating leases produced or acquired	(11,018)	—
Purchases of property, plant and equipment	(1,220)	(1,406)

Net cash flows used in investing activities	(16,476)	(1,406)

Cash flows from financing activities
Payments on long-term debt	(17)	(16)
Cash dividends paid to stockholders	(715)	(711)

Net cash flows used in financing activities	(732)	(727)

Net decrease in cash and cash equivalents	(37,927)	(35,295)
Cash and cash equivalents at beginning of period	129,192	197,042

Cash and cash equivalents at end of period	$91,265	$161,747

Supplemental cash flow information:
Income taxes paid	$—	$105

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect wholly owned subsidiaries (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases railroad freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products, intermodal containers and automobiles and trucks. The Company has manufacturing facilities in Danville, Illinois and Roanoke, Virginia. The Company’s operations comprise one operating segment. The Company and its direct and indirect wholly owned subsidiaries are all Delaware corporations.
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, JAC Intermedco, Inc. (“Intermedco), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), FreightCar Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
Note 3 — Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the valuation categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Implementation of the provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which retains the fundamental requirements of SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009. Implementation of SFAS No. 141(R) will have only prospective impact on the Company’s financial statements.
In December 2008, the FASB issued FASB Staff Position No. FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132 (R)-1”). FSP 132 (R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Since FSP 132 (R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the adoption of FSP 132 (R)-1 will not have an impact on the Company’s results of operations or financial position.
As of January 1, 2009, the Company adopted the provisions of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the Company to present its interest in less than 100% owned subsidiaries in which it retains control as a component of shareholders’ equity in the balance sheet and recharacterize the component formerly known as minority interest as noncontrolling interest. SFAS No. 160 also requires the Company to show the amount of net income attributable to both the Company and the noncontrolling interest on the face of the statement of income and in the summary of comprehensive income. The effect of adoption was an increase of $101 to total stockholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to minority interests.
Note 4 — Plant Closure
In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control.
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought against the Company by the USWA. The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at the Johnstown facility. The dispute involved the interpretation of language regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service. The arbitrator’s ruling held the Company responsible for providing back pay and appropriate benefits to affected employees, a group that included over one-half of the workers who were employed at the Johnstown facility at the time the grievance was filed. As a result of the ruling, the Company recorded an additional amount for the Company’s estimate of the probable cost of the back pay and benefits under the ruling during the three months ended March 31, 2008. On June 4, 2008, the Company filed a lawsuit against the USWA asking the court to vacate the arbitrator’s ruling.
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
The components of the plant closure charges incurred for the three months ended March 31, 2009 and 2008 are as follows:

	March 31,	March 31,
	2009	2008
Pension plan curtailment loss and special termination benefit costs	$—	$4,527
Postretirement plan curtailment loss and contractual benefit charges	—	4,105
Employee termination benefits	(176)	9,631
Insurance recoveries and other related costs	(203)	—

Total plant closure (income) charges	$(379)	$18,263

Note 5 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31,	December 31,
	2009	2008
Work in progress	$38,278	$24,166
Finished new railcars	3,015	5,513
Used railcars acquired upon trade-in	2,282	1,965

Total inventories	$43,575	$31,644

Note 6— Leased Railcars
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
Leased railcars at March 31, 2009 included leased railcars classified as held for sale of $48,193 and railcars on operating leases classified as long-term assets of $45,764. Due to market conditions an impairment write-down of $360 related to these railcars on operating leases was recorded during the first three months of 2009. Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,703 and railcars on operating leases classified as long-term assets of $34,971.
Leased railcars at March 31, 2009 are subject to lease agreements with external customers with terms of up to seven years.
Future minimum rental revenues on leased railcars at March 31, 2009 are as follows:

Nine months ending December 31, 2009	$3,671
Year ending December 31, 2010	4,588
Year ending December 31, 2011	3,592
Year ending December 31, 2012	1,349
Thereafter	2,308

$15,508

Note 7 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31,	December 31,
	2009	2008
Buildings and improvements	$21,053	$20,918
Machinery and equipment	45,179	42,352

Cost of buildings, improvements, machinery and equipment	66,232	63,270
Less: Accumulated depreciation and amortization	(39,742)	(38,996)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	26,490	24,274
Land	701	701
Construction in process	3,224	5,607

Total property, plant and equipment, net	$30,415	$30,582

Note 8 — Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2009 and 2008.
Goodwill and intangible assets consist of the following:

	March 31,	December 31,
	2009	2008
Patents	$13,097	$13,097
Accumulated amortization	(8,753)	(8,604)

Patents, net of accumulated amortization	4,344	4,493
Goodwill	21,521	21,521

Total goodwill and intangible assets	$25,865	$26,014

Patents are being amortized on a straight-line method over their remaining legal life. The weighted average remaining life of the Company’s patents is 8 years. Amortization expense related to patents, which is included in cost of sales, was $149 and $148 for the three months ended March 31, 2009 and 2008, respectively. The Company estimates amortization expense for each of the two years in the period ending December 31, 2010 will be approximately $590 and for each of the two years in the period ending December 31, 2012 will be approximately $586 and for the year ending December 31, 2013 will be $582.
The Company evaluates its patent intangibles for impairment at least annually and has identified no impairment during 2008 or 2009.
Note 9 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended
	March 31,
	2009	2008
Balance at the beginning of the period	$11,476	$10,551
Provision for warranties issued during the period	110	498
Reductions for payments, cost of repairs and other	(716)	(876)

Balance at the end of the period	$10,870	$10,173

Note 10 — Revolving Credit Facilities
On August 24, 2007, the Company entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50,000 senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50,000; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5,000. The amount available under the revolving credit facility is based on the lesser of (i) $50,000 or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
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
As of March 31, 2009 and December 31, 2008, the Company had no borrowings under the revolving credit facility. The Company had $3,365 and $11,490 in outstanding letters of credit under the letter of credit sub-facility as of March 31, 2009 and December 31, 2008, respectively and the ability to borrow $12,767 under the revolving credit facility as of March 31, 2009. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
JAIX Revolving Credit Facility
Also on September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) with the lenders party thereto (collectively, the “JAIX Lenders”). The JAIX Credit Agreement consists of a $60,000 senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX revolving Credit Facility.
Availability under the JAIX Revolving Credit Facility is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Revolving Credit Facility. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of March 31, 2009 and December 31, 2008, the Company had no borrowings under the JAIX Revolving Credit Agreement. As of March 31, 2009, the Company was in compliance with all covenant requirements under its revolving credit facilities.
Note 11 — Stock-Based Compensation
On January 14, 2009, the Company awarded 10,000 shares of restricted stock to an employee of the Company pursuant to its 2005 Long Term Incentive Plan. The restricted stock will vest in three equal annual installments beginning on January 14, 2010. Vesting of the award is subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
As of March 31, 2009, there was $182 of unearned compensation expense related to the restricted stock granted during the quarter ended March 31, 2009, which will be recognized over the remaining requisite service period of 33.5 months.
Note 12 — Comprehensive Income
Comprehensive income consists of net operating income or loss and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating income or loss reported in the Condensed Consolidated Statements of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended
	March 31,
	2009	2008
Net operating income (loss)	$2,595	$(10,216)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	169	166

Total comprehensive income (loss)	$2,764	$(10,050)

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
The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2009	2008
Service cost	$150	$282
Interest cost	976	842
Plant closure cost	—	4,527
Expected return on plan assets	(737)	(939)
Amortization of prior service cost	26	—
Amortization of unrecognized net loss	188	7

	$603	$4,719

	Three Months Ended
	March 31,
Postretirement Benefit Plan	2009	2008
Service cost	$12	$17
Interest cost	993	808
Plant closure cost	—	4,105
Amortization of prior service cost	56	56
Amortization of unrecognized net loss	—	41

	$1,061	$5,027

The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. In addition, the plant closure decision triggered contractual special pension benefits for the Company’s pension plan and contractual termination benefits for the Company’s postretirement plan during 2008. These pension and postretirement benefit costs are included in “Plant closure charges” on the consolidated statements of operations. The Company recorded additional pension and postretirement benefit costs under SFAS No. 88 and SFAS No. 106 of $4,527 and $4,105, respectively, during the three months ended March 31, 2008.
The Company made no contributions to the Company’s defined benefit pension plans for the three months ended March 31, 2009 and 2008. Total contributions to the Company’s defined benefit pension plans in 2009 are expected to be approximately $11,200. The Company made payments to the Company’s postretirement benefit plan of approximately $1,232 and $879, respectively, for the three months ended March 31, 2009 and 2008. Total payments to the Company’s postretirement benefit plan in 2009 are expected to be approximately $5,400. As of December 31, 2008, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $59,688 and $60,657, respectively, which exceeded the fair value of plan assets by $26,689 and $60,657, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $422 and $483 for the three months ended March 31, 2009 and 2008, respectively.
Note 14 — Contingencies
The Company is involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company is involved in various warranty and repair claims with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s financial condition, results of operations or cash flows.
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
Note 15 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding	11,849,768	11,739,799
Dilutive effect of employee stock options and nonvested share awards	2,712	—

Weighted average diluted common shares outstanding	11,852,480	11,739,799

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2009, there were 159,240 stock options and 58,183 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. Because the Company had a net loss for the three months ended March 31, 2008, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period.
Note 16 —Sales Contract Termination Revenue
During the first quarter of 2009, the Company received a termination fee of $3,935 from a customer in connection with reducing the number of railcars to be purchased under a previously agreed-to contract. The contract termination fee is included in “Revenues” on the condensed consolidated statements of operations for the three months ended March 31, 2009.
Note 17 —Restricted Cash
The condensed consolidated balance sheet as of March 31, 2009 includes restricted cash in the amount of $4,238. The restricted cash balance has been established in lieu of standby letters of credit for a purchase price payment guarantee in the amount of $3,924 and a performance guarantee in the amount of $314. The restriction expired upon the Company’s delivery of railcars to the U.S. port of departure for shipment to Colombia, which occurred during the second quarter of 2009.
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
We are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered over the past decade. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. Our primary customers are shippers, railroads and financial institutions.
Our manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars.
Railcar deliveries totaled 974 units for the three months ended March 31, 2009, including delivery of 374 cars sold and 600 cars leased. This compares to 1,287 total units delivered in the first quarter of 2008. Total backlog of unfilled orders was 1,985 units at March 31, 2009, compared with 2,620 units at December 31, 2008.
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
During the third quarter of 2008, we launched a project to replace several legacy systems in which all of our business transactions are recorded and processed with a new enterprise-wide reporting and management software platform (“ERP”) system. This system is expected to provide us with improved transactional processing, control and management tools compared to the systems that we are currently using. We believe that, once our new ERP system is fully implemented and operational, the IT system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures. Since the project is still in the development stage, there have been no changes to our disclosure controls and procedures or internal controls over financial reporting during 2009 related to the new ERP system

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
Revenues
Our sales for the three months ended March 31, 2009 were $39.6 million compared to $95.1 million for the three months ended March 31, 2008. Revenues for the first quarter of 2009 include $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. Total deliveries in the first quarter of 2009 were 974 units, consisting of 374 cars sold and 600 cars leased, compared to 1,287 total units delivered in the first quarter of last year. The decrease in sales revenue was due primarily to lower coal car sales driven by reduced industry demand and the leasing (rather than sale) of 600 railcars in the quarter, evidencing the continuing trend toward leasing by our customers. Although long-term demands for coal are strong and additional coal-fired generating plants are currently under construction, short-term demand for coal has decreased during 2009. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009. We continue to aggressively pursue market opportunities and believe that we are maintaining our strong market position.
Gross Profit
Our gross margin for the first quarter of 2009 was $10.5 million, compared to $9.3 million for the first quarter of 2008, an increase of $1.2 million. The corresponding margin rate was 26.6% for the first quarter of 2009, compared with 9.8% generated in the first quarter of 2008. The increase in the margin rate quarter over quarter was primarily due to the previously disclosed contract termination fee as well as favorable product mix, the increase in lease revenue previously noted, and an increase in the sales of after-market parts, which generally carry higher margins than railcars.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2009 were $7.3 million compared to $8.6 million for the three months ended March 31, 2008, representing a decrease of $1.3 million. The decrease in selling, general and administrative expenses for the first quarter of 2009 compared to the 2008 period is primarily attributable to reductions in stock-based compensation of $0.5 million and outside professional services of $0.7 million. We have also reduced headcount inline with the spending reduction over the past twelve months.
Plant Closure Charges
Results for the three months ended March 2008, include previously disclosed plant closure charges of $18.3 million. These costs include charges of $8.6 million arising under our pension and postretirement benefit plans as well as employee salary and benefit costs of $9.7 million.
Interest Income
Interest income for the three months ended March 31, 2009 decreased $1.3 million compared to the three months ended March 31, 2008 as both interest rates and our cash balances decreased compared to 2008 levels.
Income Taxes
The income tax provision was $0.8 million, at an effective tax rate of 24.8%, for the three months ended March 31, 2009, compared to an income tax benefit of $6.1 million, at an effective tax rate of 37.4%, for the three months ended March 31, 2008. The effective tax rate for the first quarter of 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%. The effective tax rate for the first quarter of 2008 included an income tax benefit of $6.8 million resulting from $18.3 million of plant closure charges. Excluding the impact of these charges, the effective tax rate for the first quarter of last year was 37.5%. This rate was higher than the statutory U.S. federal income tax rate of 35% primarily due to the an increase in the blended state rate of 4.3% and a 4.8% effect from other differences, less the positive impact of tax-deductible goodwill of 5.7%.

Net Income or Loss
As a result of the foregoing, net income was $2.6 million for the three months ended March 31, 2009, compared to a net loss of $10.2 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, our basic and diluted net income per share was $0.22, on basic and diluted shares outstanding of 11,849,768 and 11,852,480, respectively. For the three months ended March 31, 2008, our basic and diluted net loss per share was $0.87, on basic and diluted shares outstanding of 11,739,799.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the three months ended March 31, 2009 and 2008, were our cash balances on hand and our two revolving credit facilities.
On August 24, 2007, we entered into the Second Amended and Restated Credit Agreement (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50.0 million senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $50.0 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible finished inventory plus a percentage of semi-finished inventory.
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
As of March 31, 2009 and December 31, 2008, we had no borrowings under our revolving credit facilities. We had $3.4 million and $11.5 million in outstanding letters of credit under the letter of credit sub-facility as of March 31, 2009 and December 31, 2008, respectively, which reduced the amount available for borrowing under the facility. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
On September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) that can be used to fund our leasing operations. The JAIX Credit Agreement consists of a $60.0 million senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX Revolving Credit Facility.
Availability under the JAIX Revolving Credit Facility is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Revolving Credit Facility. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases The Revolving Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of March 31, 2009, we had no borrowings under the JAIX Revolving Credit Agreement.
During 2008, in response to competitive market conditions, we selectively began to produce and offer railcars under operating lease arrangements with certain customers. We also continually evaluate opportunities to package and sell our leases to our leasing company customers. As of March 31, 2009, the value of railcars under operating leases was $94.0 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. We anticipate that we will continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under our credit facilities, or both, as the Company evaluates its liquidity and capital resources.
During the first quarter of 2009 we established a restricted cash balance in lieu of standby letters of credit with respect to a purchase price payment guarantee in the amount of $3.9million and a performance guarantee in the amount of $0.3 million. The restriction expired upon our delivery of railcars to the U.S. port of departure for shipment to Colombia, which occurred during the second quarter of 2009. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under our revolving credit facilities.
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facilities, will be sufficient to meet our anticipated liquidity needs for 2009. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other market opportunities.
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
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2009, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Capital leases from long-term debt	$11	$11	$—	$—	$—
Operating leases	14,329	2,125	4,658	4,706	2,840
Material and component purchases	144,820	36,513	62,313	45,994	—

Total	$159,160	$38,649	$66,971	$50,700	$2,840

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $4.7 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at March 31, 2009 because the timing of the payout of these liabilities cannot be determined.
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net cash used in:
Operating activities	$(20,719)	$(33,162)
Investing activities	(16,476)	(1,406)
Financing activities	(732)	(727)

Total	$(37,927)	$(35,295)

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
Our net cash used in operating activities for the three months ended March 31, 2009 was $20.7 million compared to net cash used in operating activities of $33.2 million for the three months ended March 31, 2008. The increase of $12.4 million in cash flows from operating activities (year over year) was primarily due to an increase of $81.0 million generated by working capital accounts such as accounts receivable, inventories and customer deposits, partially offset by a decrease of $67.6 million in cash applicable to leased railcars held for sale and accounts payable, in addition to a reduction of $5.4 million in net income adjusted for non-cash items.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2009 was $16.5 million compared to $1.4 million for the three months ended March 31, 2008. Net cash used in investing activities for the three months ended March 31, 2009, consisted of restricted cash deposits of $4.2 million, cost of railcars under operating leases of $11.0 million and capital expenditures of $1.2 million. Net cash used in investing activities for the three months ended March 31, 2008 consisted of capital expenditures.
Financing Activities. Net cash used in financing activities was $0.7 million for both the three months ended March 31, 2009 and the three months ended March 31, 2008. Net cash used in financing activities for both periods consisted primarily of cash dividends to our stockholders.
Capital Expenditures
Our capital expenditures were $1.2 million in the three months ended March 31, 2009 compared to $1.4 million in the three months ended March 31, 2008. Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $6.2 million for the remainder of 2009. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Capital expenditures for the remainder of 2009 will also include IT-related costs, primarily related to our implementation of a new ERP system.
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
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of March 31, 2009, there were no borrowings under the revolving credit facility and we had issued approximately $3.4 million in letters of credit under the sub-facility for letters of credit.
We also have a $60.0 million revolving credit facility, which provides for the financing of the production or acquisition of railcars to be leased. As of March 31, 2009, there were no borrowings under this credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2008 annual report on Form 10-K.
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

FREIGHTCAR AMERICA, INC.
Date: May 11, 2009	By:	/s/ Christian Ragot
Christian Ragot, President and
Chief Executive Officer

	By:	/s/ Christopher L. Nagel
Christopher L. Nagel, Vice President, Finance and
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