Form 10-K/A
period 2008-12-31
FreightCar America, Inc.
filed 2009-09-16
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “ non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of August 31, 2009, there were 11,950,885 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2009 annual meeting of stockholders filed pursuant to Regulation 14A on April 8, 2009	Part III

FREIGHTCAR AMERICA, INC.

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
On July 28, 2009, the Company announced that it had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007. The Company has no evidence that the errors resulted from any fraud or intentional misconduct.
The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors were attributable to flaws in the design of internal IT and accounting processes to account for receipt of certain goods that were implemented in the fourth quarter of 2007. These flaws represented material weaknesses in the Company’s internal controls relating to changes in information systems, inventory valuation and account reconciliations. Management identified the accounting errors in connection with the implementation of a new enterprise-wide reporting and management software platform system to improve processes and strengthen controls throughout the Company.
The Company’s review was overseen by the audit committee of the board of directors of the Company (the “Audit Committee”) with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. The Audit Committee concluded on July 27, 2009 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements. Primarily, the errors understated operating income, pre-tax income and net income for the periods involved, together with related cash flows. Inventories, accounts payable and, to a lesser extent, leased assets were also impacted.
Because of the nature and timing of the review, the Company was unable to file its quarterly report on Form 10-Q for the period ended June 30, 2009 on time. Such filing will be made concurrent with or as soon as possible after the filing of this amended annual report on Form 10-K/A and the filing of the Company’s amended quarterly report on Form 10-Q/A for the three months ended March 31, 2009.
As more fully described in Note 20 to the accompanying consolidated financial statements for the fiscal year ended December 31, 2008, the Company has restated its consolidated financial statements and the related disclosures for the fiscal years ended December 31, 2008 and 2007. Specifically, the Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of stockholders’ equity and statements of cash flows as of and for the years ended December 31, 2008 and 2007. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, has been updated to reflect the effects of the restatement.
In addition, the unaudited quarterly data set forth in this amended annual report on Form 10-K/A presents the condensed consolidated financial information revised to reflect the effects of the restatement on the quarterly periods ended December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007. The Selected Financial Data included in Item 6 of this amended annual report on Form 10-K/A has also been revised to reflect the effect of the restatement on each period presented.
The Company reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that assessment, management identified control deficiencies that constituted material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. For a description of the material weaknesses identified by management as a result of this review and management’s plan to remediate those material weaknesses, see “Part II — Item 9A — Controls and Procedures.”
The restatement has caused the Company to fail to comply with certain representations and covenants in each of the Second Amended and Restated Credit Agreement, dated as of August 24, 2007 (as amended) (the “Company Credit Agreement”), and the Credit Agreement, dated as of September 30, 2008 (as amended) (the “JAIX Credit Agreement”), relating to the provision of annual and quarterly financial statements. These credit agreements are described in detail in Note 9 to the accompanying consolidated financial statements for the fiscal year ended

December 31, 2008. The Company does not currently have any borrowings outstanding under either of these credit facilities. The Company has received waivers of these representations and covenants from the lenders under each of the Company Credit Agreement and the JAIX Credit Agreement. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. The Company was otherwise in compliance with the representations and covenants contained in these agreements.
Except as discussed above, we have not modified or updated disclosures presented in our annual report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended annual report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “annual report on Form 10-K”, this “annual report on Form 10-K/A” and this “amended annual report on Form 10-K/A” herein shall refer to the Original Filing as amended by this amended annual report on Form 10-K/A. The following items have been amended as a result of the restatement:
Part I, Item 1A. Risk Factors;
Part II, Item 6. Selected Financial Data;
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part III, Item 8. Financial Statements and Supplementary Data;
Part III, Item 9A. Controls and Procedures;
Part III, Item 11. Executive Compensation; and
Part IV, Item 15. Exhibits, Financial Statement Schedules.

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
Our Internet website is www.freightcaramerica.com. We make available free of charge on or through our website items related to corporate governance, including, among other things, our corporate governance guidelines, charters of various committees of the Board of Directors and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., Two North Riverside Plaza, Suite 1250, Chicago, Illinois 60606.
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
We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us, that have not been recognized as sales. In this annual report on Form 10-K/A, we have disclosed our backlog, or the number of railcars for which we have purchase orders, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. For example, we rely on third-party suppliers for heavy castings, wheels and components for our railcars and if these third parties were to stop or reduce their supply of heavy castings, wheels and other components, our actual sales would fall short of the estimated sales value attributed to our backlog. Also, customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Furthermore, any contract included in our reported backlog that actually generates sales may not be profitable. Therefore, our current level of reported backlog may not necessarily represent the level of sales that we may generate in any future period.

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
As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports and quarterly reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. Our management has identified control deficiencies as of December 31, 2008 and December 31, 2007 that constituted material weaknesses and resulted in material errors and the restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and unaudited interim financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Although we have implemented measures to address the material weaknesses, the material weaknesses identified by management are not fully remediated as of the date of the filing of this amended annual report on Form 10-K/A. We cannot assure you that we will not identify additional control deficiencies that may constitute significant deficiencies or material weaknesses in our internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.
If we do not fully remediate the material weaknesses identified by management or fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.
We currently are implementing a new enterprise-wide financial reporting system which may cause operating or reporting disruptions.
In 2008, the Company initiated the implementation of an enterprise-wide financial reporting system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. The Company’s new enterprise-wide financial reporting system went live on August 1, 2009. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, and meet external reporting deadlines. While we have not had any significant operating or reporting disruptions to our business to date from the conversion, and do not currently anticipate any, any major difficulty in the conversion to the new reporting system could negatively impact the Company’s business, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own railcar production facilities in Danville, Illinois and Johnstown, Pennsylvania and we lease a railcar production facility in Roanoke, Virginia. The following table presents information on our leased and owned operating properties as of December 31, 2008:

			Leased or	Lease
Use	Location	Size	Owned	Expiration Date

Corporate headquarters	Chicago, Illinois	8,574 square feet	Leased	September 30, 2013

Railcar assembly and	Danville, Illinois	308,665 square feet	Owned	—
component		on 36.5 acres of land
manufacturing

Railcar assembly and	Roanoke, Virginia	383,709 square feet	Leased	November 30, 2014*
component		on 15.5 acres of land
manufacturing

Railcar assembly and	Johnstown, Pennsylvania	564,983 square feet	Owned	—
component		on 31.9 acres of land
manufacturing

Administrative	Johnstown, Pennsylvania	29,500 square feet on	Owned	—
1.02 acres of land

Light storage	Johnstown, Pennsylvania	1,633 square feet on	Owned	—
14.26 acres of land

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

*	The lease agreement provides that we or Norfolk Southern, the lessor, can terminate this lease at any time after December 31, 2009.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG FREIGHTCAR AMERICA,
NASDAQ MARKET INDEX AND DJ TRANSPORTATION INDEX
Assumes $100 invested on 4/6/2005
Assumes Dividend Reinvested
Fiscal Year Ended 12/31/2008

	April 6,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June. 30,	Dec. 31,
	2005	2005	2005	2006	2006	2007	2007	2008	2008
FreightCar America, Inc.	$100.00	$94.29	$228.96	$264.59	$264.72	$228.94	$168.02	$170.94	$88.44
Nasdaq Composite Index	$100.00	$103.48	$111.17	$110.07	$122.69	$132.37	$134.89	$116.34	$80.01
DJ Transportation Index	$100.00	$94.18	$113.89	$134.44	$125.07	$140.61	$126.85	$120.30	$85.98

Item 6. Selected Financial Data.
The selected financial data presented for each of the years in the five-year period ended December 31, 2008 was derived from our audited consolidated financial statements. We have restated our consolidated financial statements as of and for each of the years ended December 31, 2008 and December 31, 2007, which is reflected in the following selected financial data. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 of this annual report on Form 10-K/A and in Note 20 to the consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K/A.

	Year Ended December 31,
	2008	2007
	(as restated)	(as restated)	2006	2005	2004
	(in thousands, except share and per share data and railcar amounts)

Statements of operations data:
Revenues	$746,390	$817,025	$1,444,800	$927,187	$482,180
Cost of sales	679,597	712,124	1,211,349	820,638	468,309

Gross profit	66,793	104,901	233,451	106,549	13,871
Selling, general and administrative expense	31,717	38,914	34,390	28,461	32,660
Plant closure charges(5)	20,037	30,836	—	—	—

Operating income (loss)	15,039	35,151	199,061	78,088	(18,789)
Interest income	3,827	8,349	5,860	1,225	282
Interest expense	396	420	352	11,082	13,856
Amortization and write-off of deferred financing costs	281	232	306	776	459

Income (loss) before income taxes	18,189	42,848	204,263	67,455	(32,822)
Income tax provision (benefit)	6,769	15,389	75,530	21,762	(7,962)

Net income (loss)	11,420	27,459	128,733	45,693	(24,860)
Redeemable preferred stock dividends accumulated	—	—	—	311	1,062

Net income (loss) attributable to common stockholders	11,420	27,459	128,733	45,382	(25,922)
Less: Net income attributable to noncontrolling interest in India JV	—	—	—	—	—

Net income (loss) attributable to FreightCar America	$11,420	$27,459	$128,733	$45,382	$(25,922)

Weighted average common shares outstanding — basic	11,788,400	12,115,712	12,586,889	11,135,440	6,888,750
Weighted average common shares outstanding—diluted	11,833,132	12,188,901	12,785,015	11,234,075	6,888,750

Per share data:
Net income (loss) per common share attributable to FreightCar America — basic	$0.97	$2.27	$10.23	$4.08	$(3.76)

Net income (loss) per share common attributable to FreightCar America — diluted	$0.97	$2.25	$10.07	$4.04	$(3.76)

Dividends declared per common share	$0.24	$0.24	$0.15	$0.06	$0.00

Other financial and operating data:
Capital expenditures, including railcars on operating leases produced or acquired	$42,192	$6,073	$6,903	$7,520	$2,215
Railcars delivered	10,349	10,282	18,764	13,031	7,484
Railcar orders	7,570	6,366	7,350	22,363	12,437
Railcar backlog	2,620	5,399	9,315	20,729	11,397
Estimated backlog	$184,840	$422,054	$697,054	$1,412,424	$747,842

	Year Ended December 31,
	2008	2007
	(as restated)	(as restated)	2006	2005	2004
	(in thousands, except share and per share data and railcar amounts)
Balance sheet data (at period end):
Cash and cash equivalents	$129,192	$197,042	$212,026	$61,737	$11,213
Restricted cash(2)	—	—	—	—	12,955
Total assets	383,293	354,119	419,981	225,282	191,143
Total debt(3)	28	93	154	224	56,058
Rights to additional acquisition consideration, including accumulated accretion(1)(4)	—	—	—	—	28,581
Total redeemable preferred stock	—	—	—	—	12,182
Total stockholders’ equity (deficit)	204,725	199,063	203,869	92,199	(37,089)

(1)	“Rights to additional acquisition consideration” refers to the additional acquisition consideration related to the acquisition of our business in 1999 that became due, and was paid, upon the completion of our initial public offering in April 2005.

(2)	Our restricted cash as of December 31, 2004 included cash collateral of $3.8 million plus interest held in escrow for our participation in a residual support guarantee agreement with respect to railcars that we sold to a customer that are presently leased by the customer to a third party. Our restricted cash as of December 31, 2004 also included $7.5 million held in a restricted cash account as additional collateral for our former revolving credit facility, which was released to us after we entered into our revolving credit facility agreement and $1.2 million in escrow, representing security for workers’ compensation insurance. As of December 31, 2005, we no longer had any remaining restricted cash. Restricted cash in the amount of $13.0 million was released during the year ended December 31, 2005 as follows: the $7.5 million attributable to cash held as additional collateral under the former revolving credit facility was released upon signing the new credit facility agreement; $1.2 million held in escrow as security for worker’s compensation insurance was replaced by a letter of credit; and $4.3 million held in escrow for a residual support guaranty relating to railcars we sold to a financial institution that are leased by a third-party customer was released by the financial institution.

(3)	Our total debt includes current maturities of long-term debt and our variable rate demand industrial revenue bonds due 2010, which are classified as short-term debt. We repaid all of our debt that existed prior to the initial public offering with the net proceeds of the initial public offering and available cash.

(4)	Our recorded liability under the rights to additional acquisition consideration was based on the fair value of the rights to additional acquisition consideration at the time that we acquired our business from TTII in 1999, using a discount rate of 25% and an expected redemption period of seven years. As a result of our initial public offering, we were required to pay the additional acquisition consideration in the aggregate amount of $35.0 million.

(5)	For the year ended December 31, 2007, we recorded plant closure charges of $30.8 million relating to the planned closure of our Johnstown facility, which included curtailment and special termination benefits for our pension and postretirement benefit plans of $27.7 million, one-time employee termination benefits of $2.2 million and fixed asset impairment charges of $950,000. For the year ended December 31, 2008, we recorded additional plant closure charges of $20.0 million, which included special termination benefits for our pension and postretirement benefit plans of $19.0 million, and other related costs of $1.1 million. See Note 3 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of our consolidated financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007. Specifically, we have restated our consolidated balance sheets and the related consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows as of and for the years ended December 31, 2008 and 2007. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 20 “Restatement of Consolidated Financial Statements,” which is included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K/A. You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K/A. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “ — Forward-Looking Statements.”
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
In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of optimizing production at our low-cost facilities and continuing our focus on cost control. We had entered into decisional bargaining with the USWA, but did not reach an agreement with the USWA that would have allowed us to continue to operate the facility in a cost-effective way. In December 2007, we recorded plant closure charges of $30.8 million related to these actions.
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
During the fiscal year ended December 31, 2008, management, after a thorough evaluation of the Company’s current information technology systems and its future needs, determined to upgrade the Company’s existing information technology system to a fully integrated ERP system to be provided by Oracle Corporation. The Company’s new enterprise-wide financial system went live on August 1, 2009. In addition to the implementation of the ERP system and in connection with the restatement of our consolidated financial statements for the years ended December 31, 2008 and 2007, there have been changes in our internal control over financial reporting as more fully described in Item 9A of this annual report on Form 10-K/A.
FINANCIAL STATEMENT PRESENTATION
Restatement of Consolidated Financial Statements
On July 28, 2009, we announced that we had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007. We undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. Our review determined that the errors were attributable to flaws in the design of internal IT and accounting processes to account for receipt of certain goods that were implemented in the fourth quarter of 2007. These flaws represented material weaknesses in the Company’s internal controls relating to changes in information systems, inventory valuation and account reconciliations.
Our review was overseen by the Audit Committee with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. After analyzing the size and timing of the errors, we determined that, in aggregate, the errors were material and would require us to restate certain of our previously issued financial statements. Specifically, we have restated our consolidated balance sheets and the related consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows as of and for the years ended December 31, 2008 and 2007.
The effects of the restatement on selected income statement line items for the years ended December 31, 2008 and 2007, are as follows:

Increase/(Decrease) in income statement line items
(amounts in thousands, except per share data)	2008	2007

Cost of Sales	$(11,124)	$(1,537)
Gross profit	11,124	1,537
Income before income taxes	11,124	1,537
Income tax provision	4,318	546
Net income attributable to common stockholders	6,806	991
Net income per common share attributable to common stockholders — basic	0.58	0.08
Net income per common share attributable to common stockholders — diluted	0.58	0.08

The cumulative effects of the restatement on selected balance sheet line items as of December 31, 2008 and 2007, are as follows:

Increase/(Decrease) in balance sheet line items
(amounts in thousands)	2008	2007

Inventories	$(548)	$(1,218)
Leased assets held for sale	(213)	—
Other current assets	(4,299)	(531)
Deferred income taxes — current	(633)	(16)
Railcars on operating leases	(236)	—
Deferred income taxes — non-current	68	—
Accounts payable	(13,658)	(2,756)
Retained earnings	7,797	991
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
Gross Profit
Gross profit for the year ended December 31, 2008 was $66.8 million as compared to $104.9 million for the year ended December 31, 2007, representing a decrease of $38.1 million. The corresponding margin rate was 8.9% for the year ended December 31, 2008 compared to 12.8% for the year ended December 31, 2007. The change in margin rate was driven primarily by sharp cost increases on raw material inputs and the aggressive pricing environment in which we are operating. The margin for 2008 was negatively impacted by material price increases and surcharges that we were unable to pass on to our customers due to fixed price sales contracts. We expect most future contracts to include variable pricing provisions to mitigate this risk in the future. For the year ended December 31, 2007, we were able to pass on increases in raw material costs to our customers with respect to 80% of our railcar deliveries.
Selling, General and Administrative Expense
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

Income Taxes
The provision for income taxes was $6.8 million for the year ended December 31, 2008, compared to a provision for income taxes of $15.4 million for the year ended December 31, 2007. The effective tax rates for the years ended December 31, 2008 and 2007, were 37.2% and 35.9%, respectively. The effective tax rate for the year ended December 31, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to a decrease of 3.3% for goodwill, decrease of 2.8% due to a change in the blended state rate, an increase of 7.7% caused by a change in the valuation allowance and an increase of 0.6% for the effect of other differences. The increase in the valuation allowance was primarily due to plant closure charges in 2008 that caused the Pennsylvania deferred tax assets to increase resulting in a corresponding increase to the valuation allowance. The effective tax rate for the year ended December 31, 2007 was slightly higher than the statutory U.S. federal income tax rate due to the addition of a 1.9% blended state rate and a 2.8% increase caused by a change in the valuation allowance. These increases were virtually offset by a decrease in the effective rate caused by the domestic manufacturing deduction.
Net Income
As a result of the foregoing, net income attributable to FreightCar America was $11.4 million for the year ended December 31, 2008, reflecting a decrease of $16.1 million from net income of $27.5 million for the year ended December 31, 2007. For 2008, our basic and diluted net income per share were both $0.97, on basic and diluted shares outstanding of 11,788,400 and 11,833,132, respectively. For 2007, our basic and diluted net income per share were $2.27 and $2.25, respectively, on basic and diluted shares outstanding of 12,115,712 and 12,188,901, respectively. Net income for both 2008 and 2007 was significantly impacted by plant closure costs, with pre-tax charges of $20.0 million in 2008 and pre-tax charges of $30.8 million in 2007.
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
Gross Profit
Gross profit for the year ended December 31, 2007 was $104.9 million as compared to $233.5 million for the year ended December 31, 2006, representing a decrease of $128.6 million. The decrease in gross profit was due primarily to lower volume. In addition, the gross margin was impacted by lower operating leverage due to the change in volume and the lower pricing environment. Favorable product mix and continuous cost reduction efforts partially mitigated the impact of lower production activity and the adverse pricing environment. For the year ended December 31, 2007, we were able to pass on increases in raw material costs to our customers with respect to 80% of our railcar deliveries.
Selling, General and Administrative Expense
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
Income Taxes
The provision for income taxes was $15.4 million for the year ended December 31, 2007, as compared to a provision for income taxes of $75.5 million for the year ended December 31, 2006. The effective tax rates for the years ended December 31, 2007 and 2006, were 35.9% and 37.0%, respectively. The effective rate for the year ended December 31, 2007 was slightly higher than the statutory U.S. federal income tax rate due to the addition of a 1.9% blended state rate and a 2.8% increase caused by a change in the valuation allowance. These increases were virtually offset by a decrease in the effective rate caused by the domestic manufacturing deduction. The effective tax rate for the year ended December 31, 2006 was higher than the statutory U.S. federal income tax rate of 35% due to a 4.2% blended state rate less a 2.2% effect for other permanent differences.
Net Income
As a result of the foregoing, net income and net income attributable to FreightCar America each were $27.5 million for the year ended December 31, 2007, reflecting a decrease of $101.2 million from net income and net income attributable to common stockholders of $128.7 million for the year ended December 31, 2006. For 2007, our basic and diluted net income per share were $2.27 and $2.25, respectively, on basic and diluted shares outstanding of 12,115,712 and 12,188,901, respectively. For 2006, our basic and diluted net income per share were $10.23 and $10.07, respectively, on basic and diluted shares outstanding of 12,586,889 and 12,785,015, respectively. The reduction in net income for 2007 compared to 2006 is primarily the result of decreased sales volumes during 2007.
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
As more fully described in Note 20 to the consolidated financial statements, we have restated our consolidated financial statements and the related disclosures for the fiscal years ended December 31, 2008 and 2007. The restatement has caused us to fail to comply with certain representations and covenants in each of the Second Amended and Restated Credit Agreement and the JAIX Revolving Credit Facility referred to above. We have received waivers of these representations and covenants from the lenders under each of the credit agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. We were otherwise in compliance with the representations and covenants contained in these agreements as of December 31, 2008.
During 2008, in response to competitive market conditions, the Company selectively began to produce and offer railcars under operating lease arrangements with certain customers. These term of the leases vary but generally is less than three years. The Company also continually evaluates opportunities to package and sell its leases to its operating lease customers. As of December 31, 2008, the value of railcars under operating leases was $46.2 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. In 2009, the Company anticipates that it will continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in its portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under its credit facilities, or both, as the Company evaluates its liquidity and capital resources.
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

We also paid consulting fees to one of our directors. The amount paid for his consulting services was $13,000 for the year ended December 31, 2008 and $50,000 for each of the years ended December 31, 2007 and 2006. The agreement governing this arrangement expired in April 2008. See Note 19 to the consolidated financial statements.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2008, 2007 and 2006:
(Amounts in thousands)

	2008	2007
	(as restated)	(as restated)	2006
Net cash (used in) provided by:
Operating activities	$(23,065)	$41,398	$154,156
Investing activities	(42,174)	(6,062)	(5,821)
Financing activities	(2,611)	(50,320)	1,954

Total	$(67,850)	$(14,984)	$150,289

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
Our net cash used in operating activities for the year ended December 31, 2008 was $23.1 million compared to net cash provided by operating activities of $41.4 million for the year ended December 31, 2007. The decrease of $64.5 million in cash flows from operating activities (year over year) was primarily due to the reduction of $27.9 million in net income adjusted for non-cash items and a decrease of $131.7 million generated by working capital accounts such as accounts receivable, inventories, leased assets held for sale and customer deposits, partially offset by an increase of $82.1 million in cash applicable to accounts payable and income taxes.
Our net cash provided by operating activities for the year ended December 31, 2007 was $41.4 million as compared to net cash provided by operating activities of $154.2 million for the year ended December 31, 2006. The decrease of $112.8 million in net cash provided by operating activities was primarily due to the reduction of $69.4 million in net income adjusted for non-cash items and a decrease of $14.5 million generated by working capital accounts such as accounts receivable and inventories, net of accounts payable, partially offset by the increase of $7.7 million in cash applicable to payroll, pensions and postretirement obligations.
Investing Activities. Net cash used in investing activities for the year ended December 31, 2008 was $42.2 million as compared to $6.1 million for the year ended December 31, 2007. Net cash used in investing activities for the year ended December 31, 2008 included the cost of railcars on operating leases produced or acquired of $35.2 million and capital expenditures of $7.0 million. Net cash used in investing activities for the year ended December 31, 2007 consisted primarily of capital expenditures. For the year ended December 31, 2007, $4.3 million of the $6.1 million of total capital expenditures was used for cost reduction initiatives and the expansion of the production capacity to accommodate the manufacture of a new railcar type.
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
For the years ended December 31, 2008, 2007 and 2006, we recognized consolidated pre-tax pension cost of $10.8 million, $17.1 million and $4.0 million, respectively. Pension costs for 2008 include special termination benefit costs of $10.1 million resulting from our plant closure decision while pension costs for 2007 include pension plan curtailment losses and special termination benefit costs of $14.5 million resulting from our plant closure decision (See Note 3 Plant Closure Charges and Note 11 Employee Benefit Plans to our consolidated financial statements for a description of these actions). We currently expect to contribute approximately $11.2 million to our pension plans during 2009. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
For the years ended December 31, 2008, 2007 and 2006, we recognized a consolidated pre-tax postretirement welfare benefit cost of $11.8 million, $18.9 million and $5.6 million, respectively. Postretirement welfare benefit costs for 2008 include contractual benefit charges of $8.9 million resulting from our plant closure decision while postretirement welfare benefit costs for 2007 include plan curtailment losses and contractual benefit charges of $13.2 million resulting from our plant closure decision (See Note 3 Plant Closure Charges and Note 11 Employee Benefit Plans to our consolidated financial statements for a description of these actions). We currently expect to pay approximately $5.4 million during 2009 in postretirement welfare benefits.
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
At December 31, 2008, we had total net deferred tax assets of $39.3 million. Although realization of our net deferred tax assets is not certain, management has concluded that we will more likely than not realize the full benefit of the deferred tax assets except for our net deferred tax assets in Pennsylvania. At December 31, 2008, we had a valuation allowance of $7.0 million, based on management’s conclusion that it was more likely than not that certain of our net deferred tax assets in Pennsylvania would not be realized.
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
As of January 1, 2009, we adopted the provisions of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the us to present our interest in less than 100% owned subsidiaries in which we retain control as a component of stockholders’ equity in the balance sheet and recharacterize the component formerly known as minority interest as noncontrolling interest. SFAS No. 160 also requires us to show the amount of net income attributable to both FreightCar America, Inc. and the noncontrolling interest on the face of the statement of income and in the summary of comprehensive income. The retroactive effect of applying SFAS No. 160 was an increase of $101,000 to total stockholders’ equity on our December 31, 2008 balance sheet, and a corresponding decrease to minority interests.
FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K/A contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this prospectus to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.
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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 20 to the consolidated financial statements, the accompanying 2008 and 2007 financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 (September 16, 2009 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weaknesses.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 13, 2009 (September 16, 2009 as to the effects of the restatement discussed in Note 20)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FreightCar America, Inc.
We have audited FreightCar America, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our report dated March 13, 2009, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, material weaknesses were subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
System Change Controls — The Company’s controls to test changes in its information system did not operate effectively. Upon implementation, the third-party inventory processing system was not appropriately tested prior to migration to the production environment. As a result, inaccurate and incomplete programming logic was utilized in the third-party inventory processing system.
Inventory Valuation Controls — The Company’s controls to value assembled components did not operate effectively. The third-party inventory processing system did not consistently or accurately calculate inventory values or appropriately relieve the corresponding unvouchered payables to the cost of the assembled components. As a result, inaccurate amounts were recorded to inventories, cost of goods sold, leased assets held for sale, railcars on operating leases, and unvouchered payables.
Account Reconciliation Controls — The Company’s controls to reconcile unvouchered payables were not designed effectively. The reconciliation did not contain a sufficient level of detail or analysis to detect errors in the account balance. As a result, misstatements in the unvouchered payables account were not detected in a timely manner.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2008, and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 13, 2009 (September 16, 2009 as to the effects of the restatement discussed in Note 20 to the financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 13, 2009 (September 16, 2009 as to the effects of the material weaknesses)

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,	December 31,
	2008	2007
	(as restated)	(as restated)
Assets
Current assets
Cash and cash equivalents	$129,192	$197,042
Accounts receivable, net of allowance for doubtful accounts of $330 and $223, respectively	73,120	13,068
Inventories	31,096	48,627
Leased assets held for sale	11,490	—
Other current assets	6,789	6,692
Deferred income taxes, net	16,003	13,504

Total current assets	267,690	278,933

Property, plant and equipment, net	30,582	26,921
Railcars on operating leases	34,735	—
Goodwill	21,521	21,521
Deferred income taxes, net	23,281	21,035
Other long-term assets	5,484	5,709

Total assets	$383,293	$354,119

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$47,328	$36,769
Accrued payroll and employee benefits	9,530	13,320
Accrued postretirement benefits	5,364	5,188
Accrued warranty	11,476	10,551
Customer deposits	7,367	19,836
Other current liabilities	7,939	7,100

Total current liabilities	89,004	92,764

Accrued pension costs	26,763	10,685
Accrued postretirement benefits, less current portion	55,293	47,890
Other long-term liabilities	7,407	3,717

Total liabilities	178,467	155,056

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2008 and 2007)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,731,678 shares issued at December 31, 2008 and 2007, respectively	127	127
Additional paid in capital	98,253	99,270
Treasury stock, at cost, 821,182 and 918,257 shares at December 31, 2008 and 2007, respectively	(38,871)	(43,597)
Accumulated other comprehensive loss	(16,471)	(9,857)
Retained earnings	161,687	153,120

Total FreightCar America stockholders’ equity	204,725	199,063
Noncontrolling interest in India JV	101	—

Total stockholders’ equity	204,826	199,063

Total liabilities and stockholders’ equity	$383,293	$354,119

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007
	(as restated)	(as restated)	2006
Revenues	$746,390	$817,025	$1,444,800
Cost of sales	679,597	712,124	1,211,349

Gross profit	66,793	104,901	233,451
Selling, general and administrative expense (including non-cash stock-based compensation expense of $2,852, $2,804 and $2,130, respectively)	31,717	38,914	34,390
Plant closure charges	20,037	30,836	—

Operating income	15,039	35,151	199,061
Interest income	3,827	8,349	5,860
Interest expense	396	420	352
Amortization and write-off of deferred financing costs	281	232	306

Income before income taxes	18,189	42,848	204,263
Income tax provision	6,769	15,389	75,530

Net income	11,420	27,459	128,733
Less: Net income attributable to noncontrolling interest in India JV	—	—	—
Net income attributable to FreightCar America	$11,420	$27,459	$128,733

Net income per common share attributable to FreightCar America—basic	$0.97	$2.27	$10.23

Net income per common share attributable to FreightCar America—diluted	$0.97	$2.25	$10.07

Weighted average common shares outstanding—basic	11,788,400	12,115,712	12,586,889

Weighted average common shares outstanding—diluted	11,833,132	12,188,901	12,785,015

Dividends declared per common share	$0.24	$0.24	$0.15

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Equity
Balance, January 1, 2006	12,570,200	126	93,932	—	—	(5,556)	3,697	—	92,199

Net income	—	—	—	—	—	—	128,733	—	128,733
Additional minimum pension liability, net of tax (see Notes 10 and 11)	—	—	—	—	—	1,950	—	—	1,950

Comprehensive income	—	—	—	—	—	—	—	—	130,683

Adjustment related to initial application of SFAS No. 158 — pension liability, net of tax (see Notes 10 and 11)	—	—	—	—	—	(7,599)	—	—	(7,599)
Adjustment related to initial application of SFAS No. 158 — postretirement liability, net of tax (see Notes 10 and 11)	—	—	—	—	—	(15,569)	—	—	(15,569)
Stock options exercised	109,936	1	2,088	—	—	—	—	—	2,089
Restricted stock awards	3,542	—	221	—	—	—	—	—	221
Forfeiture of restricted stock awards	(2,167)	—	—	—	—	—	—	—	—
Unvested restricted stock	—	—	(125)	—	—	—	—	—	(125)
Stock-based compensation recognized	—	—	2,034	—	—	—	—	—	2,034
Excess tax benefit from stock-based compensation	—	—	1,831	—	—	—	—	—	1,831
Cash dividends	—	—	—	—	—	—	(1,895)	—	(1,895)

Balance, December 31, 2006	12,681,511	127	99,981	—	—	(26,774)	130,535	—	203,869

Net income (as restated)	—	—	—	—	—	—	27,459	—	27,459
Pension liability activity, net of tax	—	—	—	—	—	6,868	—	—	6,868
Postretirement liability activity, net of tax	—	—	—	—	—	10,049	—	—	10,049

Comprehensive income (as restated)	—	—	—	—	—	—	—	—	44,376

Adjustment for adoption of FIN No. 48 (see Note 2)	—	—	—	—	—	—	(1,936)	—	(1,936)
Stock repurchases	—	—	—	(1,048,300)	(50,000)	—	—	—	(50,000)
Stock options exercised	—	—	(3,322)	109,936	5,410	—	—	—	2,088
Restricted stock awards	52,000	—	(1,030)	20,940	1,030	—	—	—	—
Forfeiture of restricted stock awards	(1,833)	—	37	(833)	(37)	—	—	—	—
Stock-based compensation recognized	—	—	2,804	—	—	—	—	—	2,804
Excess tax benefit from stock-based compensation	—	—	800	—	—	—	—	—	800
Cash dividends	—	—	—	—	—	—	(2,938)	—	(2,938)

Balance, December 31, 2007 (as restated)	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$153,120	—	$199,063
Net income (as restated)	—	—	—	—	—	—	11,420	—	11,420
Pension liability activity, net of tax	—	—	—	—	—	(7,503)	—	—	(7,503)
Postretirement liability activity, net of tax	—	—	—	—	—	889	—	—	889

Comprehensive (loss) income (as restated)	—	—	—	—	—	—	—	—	4,806

Investment in noncontrolling interest by joint venture partner	—	—	—	—	—	—	—	101	101
Stock options exercised	—	—	(1,564)	54,968	2,609	—	—	—	1,045
Restricted stock awards	—	—	(2,305)	48,547	2,305	—	—	—	—
Forfeiture of restricted stock awards	—	—	188	(6,440)	(188)	—	—	—	—
Stock-based compensation recognized	—	—	2,852	—	—	—	—	—	2,852
Deficiency of tax benefit from stock-based compensation	—	—	(188)	—	—	—	—	—	(188)
Cash dividends	—	—	—	—	—	—	(2,853)	—	(2,853)

Balance, December 31, 2008 (as restated)	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007
	(as restated)	(as restated)	2006
Cash flows from operating activities
Net income	$11,420	$27,459	$128,733
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Plant closure	20,037	30,836	—
Depreciation and amortization	4,380	3,910	5,442
Other non-cash items, net	589	2,160	259
Deferred income taxes	(516)	(11,895)	2,568
Compensation expense under stock option and restricted share award agreements	2,852	2,804	2,130
Changes in operating assets and liabilities:
Accounts receivable	(60,052)	(1,699)	(7,515)
Inventories	17,522	56,093	(31,554)
Leased railcars held for sale	(11,490)	—	—
Other current assets	2,346	(312)	(1,012)
Accounts payable	10,148	(65,498)	42,448
Accrued payroll and employee benefits	(4,475)	(2,004)	3,414
Income taxes receivable/payable	(4,936)	(11,391)	5,581
Accrued warranty	925	(1,500)	4,173
Customer deposits and other current liabilities	(11,871)	11,448	11,614
Deferred revenue, non-current	1,800	—	—
Accrued pension costs and accrued postretirement benefits	(1,744)	987	(12,125)

Net cash flows (used in) provided by operating activities	(23,065)	41,398	154,156

Cash flows from investing activities
Purchases of property, plant and equipment	(6,991)	(6,073)	(6,903)
Cost of railcars on operating leases produced or acquired	(35,201)	—	—
Proceeds from sale of property, plant and equipment	18	11	1,082

Net cash flows (used in) provided by investing activities	(42,174)	(6,062)	(5,821)

Cash flows from financing activities
Payments on long-term debt	(65)	(60)	(71)
Deferred financing costs paid	(838)	(211)	—
Stock repurchases	—	(50,000)	—
Issuance of common stock (net of issuance costs and deferred offering costs)	1,045	2,089	2,089
Investment in noncontrolling interest by joint venture partner	101	—	—
Excess tax benefit from stock-based compensation	—	800	1,831
Cash dividends paid to stockholders	(2,854)	(2,938)	(1,895)

Net cash flows (used in) provided by financing activities	(2,611)	(50,320)	1,954

Net (decrease) increase in cash and cash equivalents	(67,850)	(14,984)	150,289
Cash and cash equivalents at beginning of year	197,042	212,026	61,737

Cash and cash equivalents at end of year	$129,192	$197,042	$212,026

Supplemental cash flow information
Cash paid for:
Interest	$311	$515	$360

Income tax refunds received	$1,737	$70	$—

Income taxes paid	$9,740	$37,147	$65,581

Non-cash transactions:
Increase (decrease) in balance of property, plant and equipment on account	$235	$(771)	$1,076

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
Maintenance and repairs are charged to expense as incurred, while major replacements and improvements are capitalized. The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any gain or loss is recorded in the consolidated statement of income upon disposal or retirement.
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
The Company recognizes service-related revenue from rebuilding and repairs when all significant rebuilding or repair services have been completed and accepted by the customer.
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
As of January 1, 2009, the Company adopted the provisions of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the Company to present its interest in less than 100% owned subsidiaries in which it retains control as a component of stockholders’ equity in the balance sheet and recharacterize the component formerly known as minority interest as noncontrolling interest. SFAS No. 160 also requires the Company to show the amount of net income attributable to both the Company and the noncontrolling interest on the face of the statement of income and in the summary of comprehensive income. The retroactive effect of applying SFAS No. 160 was an increase of $101 to total stockholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to minority interests.
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
The components of the plant closure charges incurred for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Pension plan curtailment loss and special termination benefit costs	$10,112	$14,478
Postretirement plan curtailment loss and contractual benefit charges	8,866	13,204
Employee termination benefits	11	2,204
Other related costs	1,048	—
Impairment charge for plant building and land	—	950

Total plant closure charges	$20,037	$30,836

Note 4 — Inventories
Inventories consist of the following:

	December 31,
	2008	2007

Work in progress	$23,618	$46,870
Finished new railcars	5,513	1,757
Used railcars acquired upon trade-in	1,965	—

Total inventories	$31,096	$48,627

Note 5 — Leased Railcars
In response to competitive market conditions, the Company began offering railcar leasing to its customers on a selective and limited basis during 2008. The Company offers railcar leases to its customers generally at market rates with terms and conditions that have been negotiated with the customers. Railcar leases generally have terms of up to seven years. It is the Company’s strategy to generally offer these leased assets for sale to leasing companies and financial institutions as market opportunities arise, rather than holding them to maturity.
Initially as of the date of manufacture and on a quarterly basis thereafter the Company evaluates leased railcars under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 to determine if the leased railcars qualify as “assets held for sale.” If all of the held for sale criteria of SFAS No. 144 are met, including the determination by management that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet (leased assets held for sale). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether those market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Leased railcars held for sale are carried at the lower of carrying value or fair value less cost to sell and are not depreciated.
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years. Depreciation on railcars on operating leases was $369 for the year ended December 31, 2008.
The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months as the manufacture of the railcars and the sale is within the 12 month period specified by SFAS No. 144 and represents the completion of the sales process. The Company recognizes revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,490 and railcars on operating leases classified as long-term assets of $34,735. Due to a decline in asset values in the current market, an impairment write-down of $597 related to these railcars on operating leases was recorded during the year ended December 31, 2008. Leased railcars at December 31, 2008 are subject to lease agreements with external customers with terms of up to three years (leases with terms greater than three years have been executed during 2009). The Company had no leased railcars at December 31, 2007.
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
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144. If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with SFAS No. 144. In conducting its analysis, the Company compares undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If assets are found to be impaired, the amount of the impairment loss is measured by comparing the net book values and the fair values of the long-lived assets. In December 2007, the Company announced the planned closure of its manufacturing facility located in Johnstown, Pennsylvania and, as a result it tested long-lived assets at the Johnstown facility for recoverability using estimated fair values. Fair values were estimated using the cost approach based on the assumption that the reproduction or replacement cost normally sets the upper limit of value and the sales comparison approach, which relies on the assumption that value can be measured by the selling prices of similar assets. Impairment charges of $21 were recorded for land and $929 for building and improvements during 2007 and are reported in “Plant closure charges” in the consolidated statements of income.
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
As more fully described in Note 20, the Company has restated its consolidated financial statements and the related disclosures for the fiscal years ended December 31, 2008 and 2007. The restatement has caused the Company to fail to comply with certain representations and covenants in each of the Second Amended and Restated Credit Agreement and the JAIX Revolving Credit Facility referred to above. The Company has received waivers of these representations and covenants from the lenders under each of the credit agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. The Company was otherwise in compliance with the representations and covenants contained in these agreements as of December 31, 2008.
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

Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. The changes in benefit obligation, change in plan assets and funded status as of December 31, 2008 and 2007, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation—Beginning of year	$55,393	$49,065	$53,078	$52,936
Service cost	1,128	2,229	69	683
Interest cost	3,370	2,771	3,231	2,946
Plan curtailment	—	(54)	—	40
Actuarial loss (gain)	(6,884)	(4,930)	(913)	(3,719)
Special termination benefit loss	10,111	8,952	8,866	3,028
Benefits paid	(3,430)	(2,640)	(3,674)	(2,836)

Benefit obligation—End of year	59,688	55,393	60,657	53,078

Change in plan assets
Plan assets—Beginning of year	44,973	39,489	—	—
Actual return on plan assets	(15,294)	2,750	—	—
Employer contributions	6,750	5,373	3,674	2,836
Benefits paid	(3,430)	(2,639)	(3,674)	(2,836)

Plan assets at fair value—End of year	32,999	44,973	—	—

Funded status of plans—End of year	$(26,689)	$(10,420)	$(60,657)	$(53,078)

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$75	$265	$—	$—
Current liabilities	—	—	(5,364)	(5,188)
Noncurrent liabilities	(26,764)	(10,685)	(55,293)	(47,890)

Net amount recognized at December 31	$(26,689)	$(10,420)	$(60,657)	$(53,078)

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
Components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost	$1,128	$2,229	$2,386	$69	$683	$683
Interest cost	3,370	2,771	2,511	3,231	2,946	2,843
Expected return on plan assets	(3,758)	(3,508)	(2,161)	—	—	—
Amortization of unrecognized prior service cost	—	712	712	224	1,725	1,648
Amortization of unrecognized net loss	27	441	558	162	374	400
Curtailment recognition	—	5,526	—	—	10,176	—
Contractual benefit charge	10,112	8,952	—	8,866	3,028	—

Total net periodic benefit cost	$10,879	$17,123	$4,006	$12,552	$18,932	$5,574

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2008 and 2007 are as follows:

	2008		2007
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Net actuarial gain	$12,168	$(913)	$(4,173)	$(3,718)
Amortization of net actuarial gain	(27)	(162)	(441)	(374)
Amortization of prior service cost	—	(224)	(712)	(1,725)
Curtailment — prior service cost	—	—	(5,457)	(10,137)
Curtailment — net actuarial gain	—	—	(122)	—

Total recognized in accumulated other comprehensive loss (gain)	$12,141	$(1,299)	$(10,905)	$(15,954)

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2008:

	Pension	Postretirement
	Benefits	Benefits

2009	$5,427	$5,400
2010	5,720	5,300
2011	5,519	5,300
2012	5,419	5,100
2013	5,019	5,000
The Company expects to contribute approximately $11,200 to its pension plans in 2009.
The assumptions used to determine end of year benefit obligations are shown in the following table:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.85%	6.40%	6.85%	6.40%
Rate of compensation increase	3.00%	3.00%-4.00%
The assumptions used in the measurement of net periodic cost are shown in the following table:

		Pension Benefits		Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.40%	5.90%	5.75%	6.40%	5.90%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	3.00%-4.00%	3.00%-4.00%	3.00%-4.00%	—	—	—
Assumed health care cost trend rates at December 31 are set forth below:

	2008	2007	2006

Health care cost trend rate assigned for next year	9.00%	9.00%	10.00%
Rate to which cost trend is assumed to decline	5.50%	5.50%	5.50%
Year the rate reaches the ultimate trend rate	2015	2014	2014
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
Note 12 — Income Taxes
The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2008	2007	2006

Current taxes
Federal	$3,234	$22,244	$62,433
State	2,046	4,848	10,529

	5,280	27,092	72,962

Deferred taxes
Federal	1,823	(10,363)	1,935
State	(992)	(1,533)	633

	831	(11,896)	2,568

Interest and penalties expense, gross of related tax effects	658	193	—
Total	$6,769	$15,389	$75,530

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.8)%	1.9%	4.2%
Valuation allowance	7.7%	2.8%	(0.7)%
Goodwill amortization for tax reporting purposes	(3.3)%	(1.4)%	(0.3)%
Manufacturing deduction	(0.4)%	(3.4)%	(1.0)%
Nondeductible expenses	0.3%	—	—
Other	0.7%	1.0%	(0.2)%

Effective income tax rate	37.2%	35.9%	37.0%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2008		December 31, 2007
Description	Assets	Liabilities	Assets	Liabilities

Accrued post-retirement and pension benefits-long term	$33,909	$—	$22,338	$—
Intangible assets	533	—	1,137	—
Accrued workers’ compensation costs	1,137	—	1,083	—
Accrued warranty costs	5,302	—	5,003	—
Accrued bonuses	130	—	57	—
Accrued vacation	811	—	915	—
Accrued contingencies	4,580	—	2,784	—
Accrued severance	999	—	787	—
Inventory valuation	1,667	—	1,621	—
Property, plant and equipment and railcars on operating leases	—	(8,249)	—	(984)
State net operating loss carryforwards	2,595	—	1,875	—
Stock compensation expense	961	—	920	—
Other	1,944	—	588	—

	54,568	(8,249)	39,108	(984)
Valuation allowance	(7,037)	—	(3,585)	—

Deferred tax assets (liabilities)	$47,531	$(8,249)	$35,523	$(984)

Increase (decrease) in valuation allowance	$3,452		$664

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

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $2,736 and $2,573 as of December 31, 2008 and 2007 respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. It is reasonably possible that unrecognized tax benefits will decrease by $1,760 during the next twelve months, as the result of the anticipated closure of the current IRS examination. Such unrecognized tax benefits related to tax deductions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would impact the timing of cash payments to the taxing authorities and the calculation of interest and penalties. The Company’s income tax provision included $411 of expense (net of a federal tax benefit of $247) and $117 of expense (net of a federal tax benefit of $70) related to interest and penalties for the years ended December 31, 2008 and 2007, respectively. Such expenses increased the balance of accrued interest and penalties to $1,526 and $868 at December 31, 2008 and 2007, respectively.
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

On January 13, 2008, the Company awarded 190,100 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 13, 2009 and have a contractual term of 10 years. The exercise price of each option is $30.47, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $12.36 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2008 stock options: expected lives of the options of 6 years; expected volatility of 40.78%; risk-free interest rate of 3.08%; and expected dividend yield of 0.79%. Expected life in years was determined using the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its shares have been publicly traded and the limited number of stock option grants to date. The Company believes that its option awards in 2008, which vest ratably over a three year period, qualify for use of the simplified method for “plain vanilla” options granted after December 31, 2007 as described in Staff Accounting Bulletin No. 110.
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

The fair value of stock awards vested during the years ended December 31, 2008 and 2007, was $1,724 and $600, respectively, based on the value at vesting date. The actual tax benefit realized for the tax deductions from vesting of stock awards was $650 and $239 for the years ended December 31, 2008 and 2007, respectively, of which ($275) and ($35), respectively was recorded to additional paid in capital as (tax deficiency)/excess tax benefit from stock-based compensation. As of December 31, 2008, there was $3,131 of total unrecognized compensation expense related to nonvested stock awards, which will be recognized over the average remaining requisite service period of 1.7 years.
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
Note 20 — Restatement of Consolidated Financial Statements
On July 28, 2009, the Company announced that it had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007.
The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the errors were attributable to flaws in the design of internal IT and accounting processes to account for receipt of certain goods that were implemented in the fourth quarter of 2007. These flaws represented material weaknesses in the Company’s internal controls relating to changes in information systems, inventory valuation and account reconciliations. Management identified the accounting errors in connection with the implementation of a new enterprise-wide reporting and management software platform system to improve processes and strengthen controls throughout the Company.
The Company’s review was overseen by the Audit Committee with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate its 2008 and 2007 consolidated financial statements. Primarily, the errors understated operating income, pre-tax income and net income for the periods involved, together with related cash flows. Inventories, accounts payable and to a lesser extent, leased assets were also impacted.
The Company has restated the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows as of and for the years ended December 31, 2008 and 2007. The following discloses each line item on the Company’s consolidated financial statements as originally reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement and each line item on the Company’s consolidated financial statements as restated.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31, 2008			December 31, 2007
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
Assets
Current assets
Cash and cash equivalents	$129,192	$—	$129,192	$197,042	$—	$197,042
Accounts receivable, net of allowance for doubtful accounts of $330 and $223, respectively	73,120	—	73,120	13,068	—	13,068
Inventories	31,644	(548)	31,096	49,845	(1,218)	48,627
Leased assets held for sale	11,703	(213)	11,490	—	—	—
Other current assets	11,088	(4,299)	6,789	7,223	(531)	6,692
Deferred income taxes	16,636	(633)	16,003	13,520	(16)	13,504

Total current assets	273,383	(5,693)	267,690	280,698	(1,765)	278,933

Property, plant and equipment, net	30,582	—	30,582	26,921	—	26,921
Railcars on operating leases	34,971	(236)	34,735	—	—	—
Goodwill	21,521	—	21,521	21,521	—	21,521
Deferred income taxes	23,213	68	23,281	21,035	—	21,035
Other long-term assets	5,484	—	5,484	5,709	—	5,709

Total assets	$389,154	$(5,861)	$383,293	$355,884	$(1,765)	$354,119

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,986	$(13,658)	$47,328	$39,525	$(2,756)	$36,769
Accrued payroll and employee benefits	9,530	—	9,530	13,320	—	13,320
Accrued postretirement benefits	5,364	—	5,364	5,188	—	5,188
Accrued warranty	11,476	—	11,476	10,551	—	10,551
Customer deposits	7,367	—	7,367	19,836	—	19,836
Other current liabilities	7,939	—	7,939	7,100	—	7,100

Total current liabilities	102,662	(13,658)	89,004	95,520	(2,756)	92,764

Accrued pension costs	26,763	—	26,763	10,685	—	10,685
Accrued postretirement benefits, less current portion	55,293	—	55,293	47,890	—	47,890
Other long-term liabilities	7,407	—	7,407	3,717	—	3,717

Total liabilities	192,125	(13,658)	178,467	157,812	(2,756)	155,056

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2008 and 2007)	—	—	—	—	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,731,678 shares issued at December 31, 2008 and 2007, respectively	127	—	127	127	—	127
Additional paid in capital	98,253	—	98,253	99,270	—	99,270
Treasury stock, at cost, 821,182 and 918,257 shares at December 31, 2008 and 2007, respectively	(38,871)	—	(38,871)	(43,597)	—	(43,597)
Accumulated other comprehensive loss	(16,471)	—	(16,471)	(9,857)	—	(9,857)
Retained earnings	153,890	7,797	161,687	152,129	991	153,120

Total FreightCar America stockholders’ equity	196,928	7,797	204,725	198,072	991	199,063
Noncontrolling interest in India JV	101	—	101	—	—	—

Total stockholders’ equity	197,029	7,797	204,826	198,072	991	199,063

Total liabilities and stockholders’ equity	$389,154	$(5,861)	$383,293	$355,884	$(1,765)	$354,119

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)

	Year Ended December 31,
	2008			2007
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
Revenues	$746,390	$—	$746,390	$817,025	$—	$817,025
Cost of sales	690,721	(11,124)	679,597	713,661	(1,537)	712,124

Gross profit	55,669	11,124	66,793	103,364	1,537	104,901
Selling, general and administrative expense (including non-cash stock-based compensation expense of $2,852 and $2,804, respectively)	31,717	—	31,717	38,914	—	38,914
Plant closure charges	20,037	—	20,037	30,836	—	30,836

Operating income	3,915	11,124	15,039	33,614	1,537	35,151
Interest income	3,827	—	3,827	8,349	—	8,349
Interest expense	396	—	396	420	—	420
Amortization and write-off of deferred financing costs	281	—	281	232	—	232

Income before income taxes	7,065	11,124	18,189	41,311	1,537	42,848
Income tax provision	2,451	4,318	6,769	14,843	546	15,389

Net income	4,614	6,806	11,420	26,468	991	27,459
Less: Net income attributable to noncontrolling interest in India JV	—	—	—	—	—	—

Net income attributable to FreightCar America	$4,614	$6,806	$11,420	$26,468	$991	$27,459

Net income per common share attributable to FreightCar America—basic	$0.39	$0.58	$0.97	$2.18	$0.08	$2.27

Net income per common share attributable to FreightCar America—diluted	$0.39	$0.58	$0.97	$2.17	$0.08	$2.25

Weighted average common shares outstanding—basic	11,788,400		11,788,400	12,115,712		12,115,712

Weighted average common shares outstanding—diluted	11,833,132		11,833,132	12,188,901		12,188,901

Dividends declared per common share	$0.24		$0.24	$0.24		$0.24

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008			2007
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
Cash flows from operating activities
Net income	$4,614	$6,806	$11,420	$26,468	$991	$27,459
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Plant closure	20,037	—	20,037	30,836	—	30,836
Depreciation and amortization	4,380	—	4,380	3,910	—	3,910
Other non-cash items	589	—	589	2,160	—	2,160
Deferred income taxes	(1,065)	549	(516)	(11,911)	16	(11,895)
Compensation expense under stock option and restricted share award agreements	2,852	—	2,852	2,804	—	2,804
Changes in operating assets and liabilities:
Accounts receivable	(60,052)	—	(60,052)	(1,699)	—	(1,699)
Inventories	18,193	(671)	17,522	54,875	1,218	56,093
Leased railcars held for sale	(11,703)	213	(11,490)	—	—	—
Other current assets	2,346	—	2,346	(312)	—	(312)
Accounts payable	21,050	(10,902)	10,148	(62,742)	(2,756)	(65,498)
Accrued payroll and employee benefits	(4,475)	—	(4,475)	(2,004)	—	(2,004)
Income taxes receivable/payable	(8,705)	3,769	(4,936)	(11,922)	531	(11,391)
Accrued warranty	925	—	925	(1,500)	—	(1,500)
Customer deposits and other current liabilities	(11,871)	—	(11,871)	11,448	—	11,448
Deferred revenue, non-current	1,800	—	1,800	—	—	—
Accrued pension costs and accrued postretirement benefits	(1,744)	—	(1,744)	987	—	987

Net cash flows (used in) provided by operating activities	(22,829)	(236)	(23,065)	41,398	—	41,398

Cash flows from investing activities
Purchases of property, plant and equipment	(6,991)	—	(6,991)	(6,073)	—	(6,073)
Cost of railcars on operating leases produced or acquired	(35,437)	236	(35,201)	—	—	—
Proceeds from sale of property, plant and equipment	18	—	18	11	—	11

Net cash flows (used in) provided by investing activities	(42,410)	236	(42,174)	(6,062)	—	(6,062)

Cash flows from financing activities
Payments on long-term debt	(65)	—	(65)	(60)	—	(60)
Deferred financing costs paid	(838)	—	(838)	(211)	—	(211)
Stock repurchases	—	—	—	(50,000)	—	(50,000)
Issuance of common stock (net of issuance costs and deferred offering costs)	1,045	—	1,045	2,089	—	2,089
Investment in noncontrolling interest by joint venture partner	101	—	101	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	800	—	800
Cash dividends paid to stockholders	(2,854)	—	(2,854)	(2,938)	—	(2,938)

Net cash flows (used in) provided by financing activities	(2,611)	—	(2,611)	(50,320)	—	(50,320)

Net (decrease) increase in cash and cash equivalents	(67,850)	—	(67,850)	(14,984)	—	(14,984)
Cash and cash equivalents at beginning of year	197,042	—	197,042	212,026	—	212,026

Cash and cash equivalents at end of year	$129,192	$—	$129,192	$197,042	$—	$197,042

Supplemental cash flow information
Cash paid for:
Interest	$311	$—	$311	$515	$—	$515

Income tax refunds received	$1,737	$—	$1,737	$70	$—	$70

Income taxes paid	$9,740	$—	$9,740	$37,147	$—	$37,147

Non-cash transactions:
Increase (decrease) in balance of property, plant and equipment on account	$235	$—	$235	$(771)	$—	$(771)

Note 21 — Selected Quarterly Financial Data (Unaudited)
Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for per share data)
2008 (as restated for all quarters)
Sales	$95,098	$141,335	$238,008	$271,949
Gross profit	9,223	7,396	22,588	27,587
Net (loss) income attributable to FreightCar America(1)	(10,254)	(368)	10,043	12,000
Net (loss) income per common share attributable to FreightCar America— basic(1)	(0.87)	(0.03)	0.85	1.01
Net (loss) income per common share attributable to FreightCar America— diluted(1)	$(0.87)	$(0.03)	$0.85	$1.01

2007 (as restated for the fourth quarter)
Sales	$322,451	$195,360	$162,112	$137,102
Gross profit	44,133	24,693	19,398	16,677
Net income (loss) attributable to FreightCar America(1)	22,952	11,453	8,681	(15,628)
Net income (loss) per common share attributable to FreightCar America—basic(1)	1.82	0.94	0.73	(1.33)
Net income (loss) per common share attributable to FreightCar America—diluted(1)	$1.80	$0.93	$0.73	$(1.33)

(1)	Results for the first quarter of 2008 and the fourth quarter of 2007 include plant closure charges of $18.3 million and $30.8 million, respectively (See Note 3 Plant Closure Charges for a description of these actions).
The Company has restated its consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows as of and for the years ended December 31, 2008 and 2007 as discussed in Note 20. The following tables present the effects of the restatement on the Company’s unaudited interim financial statements for the periods presented.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2008			June 30, 2008
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
Assets
Current assets
Cash and cash equivalents	$161,747	$—	$161,747	$150,855	$—	$150,855
Accounts receivable, net of allowance for doubtful accounts of $274 and $351, respectively	6,295	—	6,295	6,806	—	6,806
Inventories	84,141	(813)	83,328	95,158	1,011	96,169
Leased assets held for sale	7,723	(11)	7,712	46,380	(279)	46,101
Other current assets	11,331	(509)	10,822	12,744	(758)	11,986
Deferred income taxes	10,863	(16)	10,847	16,390	(16)	16,374

Total current assets	282,100	(1,349)	280,751	328,333	(42)	328,291

Property, plant and equipment, net	27,292	—	27,292	27,717	—	27,717
Railcars on operating leases	—	—	—	—	—	—
Goodwill	21,521	—	21,521	21,521	—	21,521
Deferred income taxes	25,838	—	25,838	26,909	—	26,909
Other long-term assets	5,541	—	5,541	5,373	—	5,373

Total assets	$362,292	$(1,349)	$360,943	$409,853	$(42)	$409,811

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,851	$(2,301)	$58,550	$106,105	$(1,512)	$104,593
Accrued payroll and employee benefits	19,286	—	19,286	9,363	—	9,363
Accrued postretirement benefits	5,188	—	5,188	5,188	—	5,188
Accrued warranty	10,173	—	10,173	10,916	—	10,916
Customer deposits	—	—	—	2,262	—	2,262
Other current liabilities	8,222	—	8,222	6,772	—	6,772

Total current liabilities	103,720	(2,301)	101,419	140,606	(1,512)	139,094

Accrued pension costs	15,367	—	15,367	20,881	—	20,881
Accrued postretirement benefits, less current portion	51,941	—	51,941	56,619	—	56,619
Other long-term liabilities	3,700	—	3,700	3,843	—	3,843

Total liabilities	174,728	(2,301)	172,427	221,949	(1,512)	220,437

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2008 and June 30, 2008)	—	—	—	—	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,731,678 shares issued at March 31, 2008 and June 30, 2008, respectively	127	—	127	127	—	127
Additional paid in capital	98,268	—	98,268	97,527	—	97,527
Treasury stock, at cost, 876,832 and 836,729 shares at March 31, 2008 and June 30, 2008, respectively	(41,630)	—	(41,630)	(39,726)	—	(39,726)
Accumulated other comprehensive loss	(9,691)	—	(9,691)	(9,627)	—	(9,627)
Retained earnings	140,490	952	141,442	139,603	1,470	141,073

Total FreightCar America stockholders’ equity	187,564	952	188,516	187,904	1,470	189,374
Noncontrolling interest in India JV	—	—	—	—	—	—

Total stockholders’ equity	187,564	952	188,516	187,904	1,470	189,374

Total liabilities and stockholders’ equity	$362,292	$(1,349)	$360,943	$409,853	$(42)	$409,811

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	September 30, 2008
	As Previously	Effect of
	Reported	Restatement	Restated
Assets
Current assets
Cash and cash equivalents	$128,053	$—	$128,053
Accounts receivable, net of allowance for doubtful accounts of $275	68,320	—	68,320
Inventories	114,386	817	115,203
Leased assets held for sale	705	—	705
Other current assets	11,531	—	11,531
Deferred income taxes	13,052	(16)	13,036

Total current assets	336,047	801	336,848

Property, plant and equipment, net	30,184	—	30,184
Railcars on operating leases	35,156	(236)	34,920
Goodwill	21,521	—	21,521
Deferred income taxes	29,299	—	29,299
Other long-term assets	5,873	—	5,873

Total assets	$458,080	$565	$458,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$120,583	$(5,833)	$114,750
Accrued payroll and employee benefits	9,442	—	9,442
Accrued postretirement benefits	5,188	—	5,188
Accrued warranty	11,303	—	11,303
Customer deposits	29,285	—	29,285
Other current liabilities	12,275	2,274	14,549

Total current liabilities	188,076	(3,559)	184,517

Accrued pension costs	14,316	—	14,316
Accrued postretirement benefits, less current portion	56,516	—	56,516
Other long-term liabilities	3,920	—	3,920

Total liabilities	262,828	(3,559)	259,269

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2008)	—	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2008	127	—	127
Additional paid in capital	98,216	—	98,216
Treasury stock, at cost, 838,909 shares at September 30, 2008	(39,807)	—	(39,807)
Accumulated other comprehensive loss	(9,562)	—	(9,562)
Retained earnings	146,278	4,124	150,402

Total FreightCar America stockholders’ equity	195,252	4,124	199,376
Noncontrolling interest in India JV	—	—	—

Total stockholders’ equity	195,252	4,124	199,376

Total liabilities and stockholders’ equity	$458,080	$565	$458,645

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2008			June 30, 2008
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
Revenues	$95,098	$—	$95,098	$141,335	$—	$141,335
Cost of sales	85,815	60	85,875	134,706	(767)	133,939

Gross profit	9,283	(60)	9,223	6,629	767	7,396
Selling, general and administrative expense (including non-cash stock-based compensation expense of $964 and $729, respectively)	8,586	—	8,586	7,283	—	7,283
Plant closure charges	18,263	—	18,263	1,602	—	1,602

Operating (loss) income	(17,566)	(60)	(17,626)	(2,256)	767	(1,489)
Interest income	1,344	—	1,344	746	—	746
Interest expense	82	—	82	76	—	76
Amortization and write-off of deferred financing costs	20	—	20	21	—	21

Operating (loss) income before income taxes	(16,324)	(60)	(16,384)	(1,607)	767	(840)
Income tax (benefit) provision	(6,108)	(22)	(6,130)	(721)	249	(472)

Net (loss) income	(10,216)	(38)	(10,254)	(886)	518	(368)
Less: Net income attributable to noncontrolling interest in India JV	—	—	—	—	—	—

Net (loss) income attributable to FreightCar America	$(10,216)	$(38)	$(10,254)	$(886)	$518	$(368)

Net (loss) income per common share attributable to FreightCar America—basic	$(0.87)	$0.00	$(0.87)	$(0.08)	$0.04	$(0.03)

Net (loss) income per common share attributable to FreightCar America—diluted	$(0.87)	$0.00	$(0.87)	$(0.08)	$0.04	$(0.03)

Weighted average common shares outstanding—basic	11,739,799		11,739,799	11,780,327		11,780,327

Weighted average common shares outstanding—diluted	11,739,799		11,739,799	11,780,327		11,780,327

Dividends declared per common share	$0.12		$0.12	$—		$—

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2008			December 31, 2008
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
Revenues	$238,008	$—	$238,008	$271,949	$—	$271,949
Cost of sales	219,591	(4,171)	215,420	250,609	(6,247)	244,362

Gross profit	18,417	4,171	22,588	21,340	6,247	27,587
Selling, general and administrative expense (including non-cash stock-based compensation expense of $608 and $551, respectively)	7,207	—	7,207	8,641	—	8,641
Plant closure charges	268	—	268	(96)	—	(96)

Operating income	10,942	4,171	15,113	12,795	6,247	19,042
Interest income	884	—	884	853	—	853
Interest expense	81	—	81	157	—	157
Amortization and write-off of deferred financing costs	171	—	171	69	—	69

Income before income taxes	11,574	4,171	15,745	13,422	6,247	19,669
Income tax provision	4,185	1,517	5,702	5,095	2,574	7,669

Net income	7,389	2,654	10,043	8,327	3,673	12,000
Less: Net income attributable to noncontrolling interest in India JV	—	—	—	—	—	—

Net income attributable to FreightCar America	$7,389	$2,654	$10,043	$8,327	$3,673	$12,000

Net income per common share attributable to FreightCar America—basic	$0.63	$0.22	$0.85	$0.70	$0.31	$1.01

Net income per common share attributable to FreightCar America—diluted	$0.62	$0.22	$0.85	$0.70	$0.31	$1.01

Weighted average common shares outstanding—basic	11,809,024		11,809.024	11,823,835		11,823,835

Weighted average common shares outstanding—diluted	11,841,236		11,841,236	11,826,598		11,826,598

Dividends declared per common share	$0.06		$0.06	$0.06		$0.06

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	December 31, 2007
	As Previously	Effect of
	Reported	Restatement	Restated

Revenues	$137,102	$—	$137,102
Cost of sales	121,962	(1,537)	120,425

Gross profit	15,140	1,537	16,677
Selling, general and administrative expense (including non-cash stock-based compensation expense of $724)	12,379	—	12,379
Plant closure charges	30,836	—	30,836

Operating (loss) income	(28,075)	1,537	(26,538)

Interest income	1,781	—	1,781
Interest expense	68	—	68
Amortization and write-off of deferred financing costs	22	—	22

Operating (loss) income before income taxes	(26,384)	1,537	(24,847)
Income tax (benefit) provision	(9,766)	546	(9,220)

Net (loss) income	(16,618)	991	(15,627)
Less: Net income attributable to noncontrolling interest in India JV	—	—	—
Net (loss) income attributable to FreightCar America	$(16,618)	$991	$(15,627)

Net (loss) income per common share attributable to FreightCar America—basic	$(1.42)	$0.08	$(1.33)

Net (loss) income per common share attributable to FreightCar America—diluted	$(1.42)	$0.08	$(1.33)

Weighted average common shares outstanding—basic	11,730,568		11,730,568

Weighted average common shares outstanding—diluted	11,730,568		11,730,568

Dividends declared per common share	$0.06		$0.06

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the restatement of our financial statements in this annual report on Form 10-K/A described in the introductory Explanatory Note, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Background of Restatement
On July 28, 2009, the Company announced that it had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred.
The Company purchases certain components for the manufacture of railcars that are assembled by third parties. After assembly, the components are shipped to one of the Company’s manufacturing locations. The Company owns the components during the third-party assembly, even though the components are not delivered to the Company until assembly is complete. These components are made from commodity metals (e.g., steel and aluminum). Price revisions of commodity metals are reflected in surcharges by the suppliers.
In October 2007, the Company put in place a new process that was intended to allow it to better track and reconcile inventory held at third-party assemblers. The process included a new program within the Company’s information technology operating system (the “third-party inventory processing system”) that was intended to capture third-party inventory activity, post this activity, and accrue the related payable (the “unvouchered payable”) in advance of receiving an invoice In connection with the implementation of the Company’s new Enterprise Resource Planning (“ERP”) system, the Company discovered that the balance in the unvouchered payables account was significantly overstated. Examples of the types of transactions that were improperly accounted for and contributed to this overstatement include:
(1)	Surcharge Processing — The differences between the estimated surcharge amounts (which were used to determine the accrual amount) and the actual surcharge amount listed on the invoice were not consistently reflected as adjustments to the carrying value of inventory by the third-party inventory processing system and a significant portion of these differences remained in the unvouchered payables account rather than properly being relieved to the cost of the assembled components.

(2)	Credit Memo Recording — Credit memos were incorrectly recorded by the Company. In certain cases, when a credit memo received from a vendor was processed, the amount of the credit memo was improperly posted to the unvouchered payables account rather than relieved to the cost of the inventory.

The Company has determined that these errors occurred due to flaws in the testing and design of the third-party inventory processing system noted above as well as a failure of the accounting controls designed to detect such errors. Due to the nature and amount of the errors, the Company has concluded that these IT and accounting deficiencies represent material weaknesses as more fully described below.
The Company’s review was overseen by the Audit Committee with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. The Audit Committee concluded on July 27, 2009 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)
Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In connection with the preparation of this amended annual report and restatement of the Company’s 2008 and 2007 consolidated financial statements, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, reassessed its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified control deficiencies as of December 31, 2008 that constituted material weaknesses and, accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.
Description of Material Weaknesses
A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following control deficiencies as of December 31, 2008 that constituted material weaknesses:
System Change Controls
The Company’s controls to test changes in its information system did not operate effectively. Upon implementation, the third-party inventory processing system was not appropriately tested prior to migration to the production environment. As a result, inaccurate and incomplete programming logic was utilized in the third-party inventory processing system.
Inventory Valuation Controls
The Company’s controls to value assembled components did not operate effectively. The third-party inventory processing system did not consistently or accurately calculate inventory values or appropriately relieve the corresponding unvouchered payables to the cost of the assembled components. As a result, inaccurate amounts were recorded to inventories, cost of sales, leased assets held for sale, railcars on operating leases, and unvouchered payables.
Account Reconciliation Controls
The Company’s controls to reconcile unvouchered payables were not designed effectively. The reconciliation did not contain a sufficient level of detail or analysis to detect errors in the account balance. As a result, misstatements in the unvouchered payables account were not detected in a timely manner.
These material weaknesses resulted in material errors recorded within inventories, cost of sales, leased assets held for sale, railcars on operating leases and unvouchered payables.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, included in Item 8 of this annual report on Form 10-K/A.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There has been no change in our internal control over financial reporting during the last fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Report on Internal Control Over Financial Reporting above.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING SUBSEQUENT TO THE YEAR ENDED DECEMBER 31, 2008
During the quarter ended June 30, 2009, the Company began implementing the remediation measures described below, including policies and procedures covering the reconciliation of the unvouchered payables account and more accurate recording of credit memos and surcharges. This implementation process is continuing. Additionally, the new ERP system, described below, is designed to enhance internal control over the entire accounting and financial reporting process. Management believes that the remediation measures described below will remediate the identified control deficiencies. However, management continues to evaluate and work to improve its internal control over financial reporting. It may be determined that additional measures must be taken to address control deficiencies.
REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES
In response to the material weaknesses identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, proposed and began to implement the measures described below to address the material weaknesses, in addition to the implementation of the new ERP system that was already in progress. This remediation effort is intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.
ERP System
During the fiscal year ended December 31, 2008, management, after a thorough evaluation of its current information technology systems and its future needs, determined to upgrade its existing information technology system to a fully integrated ERP system to be provided by Oracle Corporation. Design, implementation and testing of the system has been completed as of August 1, 2009. Management believes that the integrated and standardized features of the new system will eliminate all of the system design and implementation limitations of the old software that contributed to the material weaknesses, including the proper processing of vendor credit memos and differences between estimated and actual surcharges on third-party inventory. Among these improvements is the elimination of non-integrated stand-alone operating and general ledger systems, as well as the creation of a complete and detailed listing, or subsidiary ledger, of balances and amounts in the unvouchered payables account. Management expects the ERP system to significantly improve the Company’s internal control framework.
Account Reconciliations
Management is in the process of revising its policies and procedures for the reconciliation of significant balance sheet accounts to provide for a more robust and detailed reconciliation to support month-end and quarterly balances. In connection with the implementation of the new ERP system, management is preparing a procedure governing the reconciliation of the unvouchered payables account and other accounts, which will be distributed to the appropriate accounting and supervisory personnel prior to the end of the third quarter of 2009.
The material weaknesses identified by management are not fully remediated as of the date of the filing of this amended annual report on Form 10-K/A. The Company has performed substantive procedures in an effort to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures to the extent they are not already complete and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Board of Directors,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
Item 11. Executive Compensation.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation for the Year Ended December 31, 2008” in our definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
As more fully described in Note 20 to the accompanying consolidated financial statements for the year ended December 31, 2008, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2008 and 2007. The restated financial statements indicate that the Company achieved a higher Return on Net Assets (“RONA”) for the year ended December 31, 2008 than was reflected in the financial statements that were included in the Original Filing. As a result, certain of the Company’s Named Executive Officers (“NEOs”) may have been eligible for an annual incentive program award pursuant to the Company’s 2005 Long Term Incentive Plan that was higher than the amount that such NEO received under the program for 2008. However, as permitted under the plan, the compensation committee of the Board of the Directors of the Company has determined not to make any additional payments under the program for 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
Item 14. Principal Accounting Fees and Services.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits

(a)	Documents filed as part of this report:
The following financial statements are included in this Form10-K:
1. Consolidated Financial Statements of FreightCar America, Inc.
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2008 and 2007 (as restated).
Consolidated Statements of Income for the years ended December 31, 2008, 2007 (as restated) and 2006.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 (as restated) and 2006.
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 (as restated) and 2006.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedule
The following financial statement schedule is a part of this Form 10-K/A and should be read in conjunction with our audited consolidated financial statements.
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.
3. The exhibits listed on the “Exhibit Index” to this Form 10-K/A are filed with this Form 10-K/A or incorporated by reference as set forth below.
(b)	The exhibits listed on the “Exhibit Index” to this Form 10-K/A are filed with this Form 10-K/A or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.
Date: September 16, 2009	By:	/s/ Christian B. Ragot
Christian B. Ragot, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian B. Ragot Christian B. Ragot	President and Chief Executive Officer (principal executive officer) and Director	September 16, 2009

/s/ Christopher L. Nagel Christopher L. Nagel	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	September 16, 2009

/s/ Thomas M. Fitzpatrick Thomas M. Fitzpatrick	Chairman of the Board and Director	September 16, 2009

/s/ James D. Cirar James D. Cirar	Director	September 16, 2009

/s/ William D. Gehl William D. Gehl	Director	September 16, 2009

/s/ Thomas A. Madden Thomas A. Madden	Director	September 16, 2009

/s/ S. Carl Soderstrom S. Carl Soderstrom	Director	September 16, 2009

/s/ Robert N. Tidball Robert N. Tidball	Director	September 16, 2009

FreightCar America, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

			Accounts Charged
			Off and
			Recoveries of
	Balance at	Additions Charged	Amounts
	Beginning of	to Costs and	Previously Written	Balance at End of
	Period	Expenses	Off	Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$223	$107	$—	$330
Deferred tax assets valuation allowance	3,585	3,452	—	7,037

Inventory reserve	1,177	—	$(1,027)	150

Year Ended December 31, 2007
Allowance for doubtful accounts	$191	$47	$(15)	$223
Deferred tax assets valuation allowance	2,921	664	—	3,585
Inventory reserve	—	1,951	$(774)	1,177

Year Ended December 31, 2006
Allowance for doubtful accounts	$115	$79	$(3)	$191
Deferred tax assets valuation allowance	3,691	—	(770)	2,921

EXHIBIT INDEX
3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Employment Agreement, dated as of January 14, 2009, by and between FreightCar America, Inc. and Christopher L. Nagel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2008).

10.2	Employment Agreement, dated as of January 10, 2008, by and between FreightCar America, Inc. and Nicholas J. Matthews (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.3	Employment Agreement, dated as of January 3, 2007, between FreightCar America, Inc. and Christian Ragot (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 13, 2007).

10.4	Amendment to employment agreement of Christian Ragot dated as of December 29, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.5	Amendment to employment agreement of Laurence M. Trusdell dated as of December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.6	Employment Agreement, dated as of May 1, 2007, between FreightCar America, Inc. and Charles Magolske (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.7	Amendment to employment agreement of Charles J. Magolske dated as of December 29, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.8	Amendment to employment agreement of Nicholas J. Matthews dated as of December 29, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.9	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.10	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.11	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.12	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.15	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.16	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.17	Second Amended and Restated Credit Agreement, dated as of August 24, 2007, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the lenders party thereto, LaSalle Bank National Association, as Administrative Agent and Arranger, and National City Business Credit, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007).

10.18	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.19	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 11, 2009, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.20	Guarantee Agreement, dated as of September 30, 2008, by JAIX Leasing Company in favor of LaSalle Bank National Association, as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.21	Credit Agreement, dated as of September 30, 2008, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.22	First Amendment to Credit Agreement, dated as of March 11, 2009, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.23	Guarantee Agreement, dated as of September 30, 2008, by FreightCar America, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008)

10.24	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.25	Consulting Agreement, dated as of June 3, 1999, between Rabbit Hill Holdings, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAIX Leasing Company and JAC Patent Company and James D. Cirar (incorporated by reference to Exhibit 10.10 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.26	Amendment to Consulting Agreement, dated March 7, 2005, between FreightCar America, Inc. and James D. Cirar (incorporated by reference to Exhibit 10.10.1 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.27	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.28	Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2007).

21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.