Form 10-Q/A
period 2009-03-31
FreightCar America, Inc.
filed 2009-09-16
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

FREIGHTCAR AMERICA, INC.

EXPLANATORY NOTE
Restatement of unaudited Consolidated Financial Results
On July 28, 2009, the Company announced that it had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007. The Company has no evidence that the errors resulted from any fraud or intentional misconduct.
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
The Company’s review was overseen by the audit committee of the board of directors of the Company (the “Audit Committee”) with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. The Audit Committee concluded on July 27, 2009 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements. Cumulatively, the errors understated operating income, pre-tax income and net income for the periods involved, together with related cash flows. Inventories, accounts payable and, to a lesser extent, leased assets were also impacted.
Because the errors impacted the first quarter of 2009, as more fully described in Note 18 to the accompanying unaudited interim condensed consolidated financial statements, this amended quarterly report on Form 10-Q/A is being filed to restate the unaudited interim condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows as of and for the three month periods ended March 31, 2009 and March 31, 2008. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement on the periods presented. In addition, because of the nature and timing of the review, the Company was unable to file its quarterly report on Form 10-Q for the period ended June 30, 2009 on time. Such filing will be made as soon as possible after the filing of this amended quarterly report on Form 10-Q/A. The restated financial information for other quarterly periods, including the quarterly periods ended December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, were included in an amended annual report on Form 10-K/A for the fiscal years ended December 31, 2008 and 2007, filed concurrently with this report. For a description of the material weaknesses identified by management as a result of this restatement and management’s plan to remediate those weaknesses, see “Part I — Item 4 — Controls and Procedures.”
The restatement has caused the Company to fail to comply with certain representations and covenants in each of the Second Amended and Restated Credit Agreement, dated as of August 24, 2007 (as amended), (the “Company Credit Agreement”), and the Credit Agreement, dated as of September 30, 2008 (as amended), (the “JAIX Credit Agreement”), relating to the provision of annual and quarterly financial statements. These credit agreements are described in detail in Note 10 to the accompanying unaudited interim consolidated financial statements as of and for the quarterly period ended March 31, 2009. The Company does not currently have any borrowings outstanding under either of these credit facilities. The Company has received waivers of these representations and covenants from the lenders under each of the Company Credit Agreement and the JAIX Credit Agreement. The Company was otherwise in compliance with the representations and covenants contained in these agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009.
Except as discussed above, we have not modified or updated disclosures presented in our quarterly report on Form 10-Q for the period ended March 31, 2009 filed with the Securities and Exchange Commission on May 11, 2009 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended quarterly report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “quarterly report on Form 10-Q” herein shall refer to the Original Filing as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the restatement:
Part I, Item 1. Financial Statements;
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4. Controls and Procedures; and
Part II, Item 6. Exhibits

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(as restated)	(as restated)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$91,265	$129,192
Restricted cash	4,238	—
Accounts receivable, net of allowance for doubtful accounts of $473 and $330, respectively	18,383	73,120
Inventories	43,233	31,096
Leased railcars held for sale	48,063	11,490
Other current assets	12,580	6,789
Deferred income taxes	12,597	16,003

Total current assets	230,359	267,690

Property, plant and equipment, net	30,415	30,582
Railcars on operating leases	45,510	34,735
Goodwill	21,521	21,521
Deferred income taxes	19,140	23,281
Other long-term assets	5,272	5,484

Total assets	$352,217	$383,293

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,877	$47,328
Accrued payroll and employee benefits	3,769	9,530
Accrued postretirement benefits	5,364	5,364
Accrued warranty	10,870	11,476
Customer deposits	7,382	7,367
Other current liabilities	574	7,939

Total current liabilities	56,836	89,004

Accrued pension costs	27,151	26,763
Accrued postretirement benefits, less current portion	55,065	55,293
Other long-term liabilities	6,202	7,407

Total liabilities	145,254	178,467

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2009 and December 31, 2008	127	127
Additional paid in capital	98,078	98,253
Treasury stock, at cost; 811,182 and 821,182 shares at March 31, 2009 and December 31, 2008, respectively	(38,397)	(38,871)
Accumulated other comprehensive loss	(16,302)	(16,471)
Retained earnings	163,367	161,687

Total FreightCar America stockholders’ equity	206,873	204,725
Noncontrolling interest in India JV	90	101

Total stockholders’ equity	206,963	204,826

Total liabilities and stockholders’ equity	$352,217	$383,293

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(as restated)	(as restated)
	(In thousands, except share and per share data)
Revenues	$39,563	$95,098
Cost of sales	29,268	85,875

Gross profit	10,295	9,223
Selling, general and administrative expense (including non-cash stock-based compensation expense of $538 and $964, respectively)	7,322	8,586
Plant closure (income) charges	(379)	18,263

Operating income (loss)	3,352	(17,626)

Interest (expense) income, net	(162)	1,242

Operating income (loss) before income taxes	3,190	(16,384)
Income tax provision (benefit)	804	(6,130)

Net income (loss)	2,386	(10,254)
Less: Net income (loss) attributable to noncontrolling interest in India JV	(11)	—

Net income (loss) attributable to FreightCar America	$2,397	$(10,254)

Net income (loss) per common share attributable to FreightCar America — basic	$0.20	$(0.87)

Net income (loss) per common share attributable to FreightCar America —diluted	$0.20	$(0.87)

Weighted average common shares outstanding — basic	11,849,768	11,739,799

Weighted average common shares outstanding — diluted	11,852,480	11,739,799

Dividends declared per common share	$0.06	$0.12

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(as restated)	(as restated)
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to FreightCar America	$2,397	$(10,254)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Plant closure (income) charges	(379)	18,263
Depreciation and amortization	1,186	993
Other non-cash items	130	(507)
Deferred income taxes	7,445	(2,085)
Compensation expense under stock option and restricted share award agreements	538	964
Noncontrolling interest in India JV	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	54,737	6,773
Inventories	(12,201)	(34,004)
Leased railcars held for sale	(36,573)	(7,712)
Other current assets	(327)	15
Accounts payable	(17,702)	21,089
Accrued payroll and employee benefits	(5,558)	(3,665)
Income taxes receivable/payable	(6,539)	(4,206)
Accrued warranty	(606)	(378)
Other current liabilities and customer deposits	(7,333)	(18,715)
Deferred revenue, non-current	(270)	—
Accrued pension costs and accrued postretirement benefits	329	267

Net cash flows used in operating activities	(20,737)	(33,162)

Cash flows from investing activities
Restricted cash deposits	(4,238)	—
Cost of railcars on operating leases produced or acquired	(11,000)	—
Purchases of property, plant and equipment	(1,220)	(1,406)

Net cash flows used in investing activities	(16,458)	(1,406)

Cash flows from financing activities
Payments on long-term debt	(17)	(16)
Cash dividends paid to stockholders	(715)	(711)

Net cash flows used in financing activities	(732)	(727)

Net decrease in cash and cash equivalents	(37,927)	(35,295)
Cash and cash equivalents at beginning of period	129,192	197,042

Cash and cash equivalents at end of period	$91,265	$161,747

Supplemental cash flow information:
Income taxes paid	$—	$105

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
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, JAC Intermedco, Inc. (“Intermedco), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), FreightCar Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These amended interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2008.
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
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought against the Company by the United Steelworkers of America (the “USWA”). The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at the Johnstown facility. The dispute involved the interpretation of language regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service. The arbitrator’s ruling held the Company responsible for providing back pay and appropriate benefits to affected employees, a group that included over one-half of the workers who were employed at the Johnstown facility at the time the grievance was filed. As a result of the ruling, the Company recorded an additional amount for the Company’s estimate of the probable cost of the back pay and benefits under the ruling during the three months ended March 31, 2008. On June 4, 2008, the Company filed a lawsuit against the USWA asking the court to vacate the arbitrator’s ruling.
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

Note 5 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31,	December 31,
	2009	2008
Work in progress	$37,936	$23,618
Finished new railcars	3,015	5,513
Used railcars acquired upon trade-in	2,282	1,965

Total inventories	$43,233	$31,096

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
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years. Depreciation on railcars on operating leases was $226 for the three months ended March 31, 2009 and $16 for the three months ended March 31, 2008.
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
Leased railcars at March 31, 2009 included leased railcars classified as held for sale of $48,063 and railcars on operating leases classified as long-term assets of $45,510. Due to a decline in asset values in the current market, an impairment write-down of $360 related to these railcars on operating leases was recorded during the first three months of 2009. Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,490 and railcars on operating leases classified as long-term assets of $34,735.
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
As more fully described in Note 18, the Company has restated its interim unaudited condensed consolidated financial statements and the related disclosures as of and for the quarterly period ended March 31, 2009 as well as the consolidated financial statements and related disclosures for the fiscal years ended December 31, 2008 and 2007. The restatement has caused the Company to fail to comply with certain representations and covenants in each of the Second Amended and Restated Credit Agreement and the JAIX Revolving Credit Facility referred to above. The Company has received waivers of these representations and covenants from the lenders under each of the credit agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. The Company was otherwise in compliance with the representations and covenants contained in these agreements as of March 31, 2009.

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
Net operating income or loss reported in the Condensed Consolidated Statements of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) attributable to FreightCar America	$2,397	$(10,254)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	169	166

Total comprehensive income (loss)	$2,566	$(10,088)

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
The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended
	March 31,
	2009	2008
Pension Benefits
Service cost	$150	$282
Interest cost	976	842
Plant closure cost	—	4,527
Expected return on plan assets	(737)	(939)
Amortization of prior service cost	26	—
Amortization of unrecognized net loss	188	7

	$603	$4,719

	Three Months Ended
	March 31,
	2009	2008
Postretirement Benefit Plan
Service cost	$12	$17
Interest cost	993	808
Plant closure cost	—	4,105
Amortization of prior service cost	56	56
Amortization of unrecognized net loss	—	41

	$1,061	$5,027

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
Note 16 — Sales Contract Termination Revenue
During the first quarter of 2009, the Company received a termination fee of $3,935 from a customer in connection with reducing the number of railcars to be purchased under a previously agreed-to contract. The contract termination fee is included in “Revenues” on the condensed consolidated statements of operations for the three months ended March 31, 2009.
Note 17 — Restricted Cash
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
Note 18 — Restatement of Condensed Consolidated Financial Statements
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
The Company’s review was overseen by the audit committee of the board of directors of the Company (the “Audit Committee”) with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. The Audit Committee concluded on July 27, 2009 that the Company’s previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements. Cumulatively, the errors misstated operating income, pre-tax income and net income for the periods involved, together with related cash flows. Inventories, accounts payable and to a lesser extent, leased assets were also impacted.
The Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of stockholders’ equity and statements of cash flows as of and for the years ended December 31, 2008 and 2007 as reported in its amended annual report on Form 10K/A for the fiscal year ended December 31, 2008. The Company has also restated the accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008. The following discloses each line item on the Company’s condensed consolidated financial statements as originally reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the Securities and Exchange Commission on May 11, 2009, the increase (decrease) in each line item on the Company’s condensed consolidated financial statements as a result of the restatement and each line item on the Company’s condensed consolidated financial statements as restated.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2009			December 31, 2008
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$91,265	$—	$91,265	$129,192	$—	$129,192
Restricted cash	4,238	—	4,238	—	—	—
Accounts receivable, net of allowance for doubtful accounts of $473 and $330, respectively	18,383	—	18,383	73,120	—	73,120
Inventories	43,575	(342)	43,233	31,644	(548)	31,096
Leased railcars held for sale	48,193	(130)	48,063	11,703	(213)	11,490
Other current assets	16,835	(4,255)	12,580	11,088	(4,299)	6,789
Deferred income taxes	13,230	(633)	12,597	16,636	(633)	16,003

Total current assets	235,719	(5,360)	230,359	273,383	(5,693)	267,690

Property, plant and equipment, net	30,415	—	30,415	30,582	—	30,582
Railcars on operating leases	45,764	(254)	45,510	34,971	(236)	34,735
Goodwill	21,521	—	21,521	21,521	—	21,521
Deferred income taxes	19,072	68	19,140	23,213	68	23,281
Other long-term assets	5,272	—	5,272	5,484	—	5,484

Total assets	$357,763	$(5,546)	$352,217	$389,154	$(5,861)	$383,293

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,021	$(13,144)	$28,877	$60,986	$(13,658)	$47,328
Accrued payroll and employee benefits	3,769	—	3,769	9,530	—	9,530
Accrued postretirement benefits	5,364	—	5,364	5,364	—	5,364
Accrued warranty	10,870	—	10,870	11,476	—	11,476
Customer deposits	7,382	—	7,382	7,367	—	7,367
Other current liabilities	574	—	574	7,939	—	7,939

Total current liabilities	69,980	(13,144)	56,836	102,662	(13,658)	89,004

Accrued pension costs	27,151	—	27,151	26,763	—	26,763
Accrued postretirement benefits, less current portion	55,065	—	55,065	55,293	—	55,293
Other long-term liabilities	6,202	—	6,202	7,407	—	7,407

Total liabilities	158,398	(13,144)	145,254	192,125	(13,658)	178,467

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008)	—	—	—	—	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2009 and December 31, 2008	127	—	127	127	—	127
Additional paid in capital	98,078	—	98,078	98,253	—	98,253
Treasury stock, at cost, 811,182 and 821,182 shares at March 31, 2009 and December 31, 2008, respectively	(38,397)	—	(38,397)	(38,871)	—	(38,871)
Accumulated other comprehensive loss	(16,302)	—	(16,302)	(16,471)	—	(16,471)
Retained earnings	155,769	7,598	163,367	153,890	7,797	161,687

Total FreightCar America stockholders’ equity	199,275	7,598	206,873	196,928	7,797	204,725

Noncontrolling interest in India JV	90	—	90	101	—	101
Total stockholders’ equity	199,365	7,598	206,963	197,029	7,797	204,826

Total liabilities and stockholders’ equity	$357,763	$(5,546)	$352,217	$389,154	$(5,861)	$383,293

.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2009			2008
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
		(In thousands, except share and per share data)
Revenues	$39,563	$—	$39,563	$95,098	$—	$95,098
Cost of sales	29,025	243	29,268	85,815	60	85,875

Gross profit	10,538	(243)	10,295	9,283	(60)	9,223
Selling, general and administrative expense (including non-cash stock-based compensation expense of $538 and $964, respectively)	7,322	—	7,322	8,586	—	8,586
Plant closure (income) charges	(379)	—	(379)	18,263	—	18,263

Operating income (loss)	3,595	(243)	3,352	(17,566)	(60)	(17,626)
Interest (expense) income, net	(162)	—	(162)	1,242	—	1,242

Operating income (loss) before income taxes	3,433	(243)	3,190	(16,324)	(60)	(16,384)
Income tax provision (benefit)	849	(45)	804	(6,108)	(22)	(6,130)

Net income (loss)	2,584	(198)	2,386	(10,216)	(38)	(10,254)
Less: Net income (loss) attributable to noncontrolling interest in India JV	(11)	—	(11)	—	—	—

Net income (loss) attributable to FreightCar America	$2,595	$(198)	$2,397	$(10,216)	$(38)	$(10,254)

Net income (loss) per common share attributable to FreightCar America — basic	$0.22	$(0.02)	$0.20	$(0.87)	$0.00	$(0.87)

Net income (loss) per common share attributable to FreightCar America — diluted	$0.22	$(0.02)	$0.20	$(0.87)	$0.00	$(0.87)

Weighted average common shares outstanding—basic	11,849,768		11,849,768	11,739,799		11,739,799

Weighted average common shares outstanding—diluted	11,852,480		11,852,480	11,739,799		11,739,799

Dividends declared per common share	$0.06		$0.06	$0.12		$0.12

.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009			2008
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
			(In thousands)
Cash flows from operating activities
Net income (loss) attributable to FreightCar America	$2,595	$(198)	$2,397	$(10,216)	$(38)	$(10,254)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Plant closure (income) charges	(379)	—	(379)	18,263	—	18,263
Depreciation and amortization	1,186	—	1,186	993	—	993
Other non-cash items	130	—	130	(507)	—	(507)
Deferred income taxes	7,445	—	7,445	(2,085)	—	(2,085)
Compensation expense under stock option and restricted share award agreements	538	—	538	964	—	964
Noncontrolling interest in India JV	(11)	—	(11)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	54,737	—	54,737	6,773	—	6,773
Inventories	(11,995)	(206)	(12,201)	(33,599)	(405)	(34,004)
Leased railcars held for sale	(36,490)	(83)	(36,573)	(7,723)	11	(7,712)
Other current assets	(327)	—	(327)	15	—	15
Accounts payable	(18,216)	514	(17,702)	20,635	454	21,089
Accrued payroll and employee benefits	(5,558)	—	(5,558)	(3,665)	—	(3,665)
Income taxes receivable/payable	(6,494)	(45)	(6,539)	(4,184)	(22)	(4,206)
Accrued warranty	(606)	—	(606)	(378)	—	(378)
Other current liabilities and customer deposits	(7,333)	—	(7,333)	(18,715)	—	(18,715)
Deferred revenue, non-current	(270)	—	(270)	—	—	—
Accrued pension costs and accrued postretirement benefits	329	—	329	267	—	267

Net cash flows used in operating activities	(20,719)	(18)	(20,737)	(33,162)	—	(33,162)

Cash flows from investing activities
Restricted cash deposits	(4,238)	—	(4,238)	—	—	—
Cost of railcars on operating leases produced or acquired	(11,018)	18	(11,000)	—	—	—
Purchases of property, plant and equipment	(1,220)	—	(1,220)	(1,406)	—	(1,406)

Net cash flows used in investing activities	(16,476)	18	(16,458)	(1,406)	—	(1,406)

Cash flows from financing activities
Payments on long-term debt	(17)	—	(17)	(16)	—	(16)
Cash dividends paid to stockholders	(715)	—	(715)	(711)	—	(711)

Net cash flows used in financing activities	(732)	—	(732)	(727)	—	(727)

Net decrease in cash and cash equivalents	(37,927)	—	(37,927)	(35,295)	—	(35,295)
Cash and cash equivalents at beginning of period	129,192	—	129,192	197,042	—	197,042

Cash and cash equivalents at end of period	$91,265	$—	$91,265	$161,747	$—	$161,747

Supplemental cash flow information
Income taxes paid	$—	$—	$—	$105	$—	$105

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008. Specifically, we have restated our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1of this quarterly report on Form 10Q/A and in Note 18 to the condensed consolidated financial statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q/A. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
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
During the fiscal year ended December 31, 2008, management, after a thorough evaluation of the Company’s current information technology systems and its future needs, determined to upgrade the Company’s existing information technology system to a fully integrated ERP system to be provided by Oracle Corporation. The Company’s new enterprise-wide financial reporting system went live on August 1, 2009. In addition to the implementation of the ERP system and in connection with the restatement of our consolidated financial statements for the years ended December 31, 2008 and 2007, and our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008, there have been changes in our internal control over financial reporting as more fully described in Item 4 of this quarterly report on Form 10-Q/A.
Restatement of Consolidated Financial Statements
On July 28, 2009, we announced that we had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007. The accounting errors did not result from any changes in our accounting policies or misapplication of Generally Accepted Accounting Principles (“GAAP”). We undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. Our review determined that the errors were attributable to flaws in the design of internal IT and accounting processes to account for receipt of certain goods that were implemented in the fourth quarter of 2007. These flaws represented material weaknesses in the Company’s internal controls relating to changes in information systems, inventory valuation and account reconciliations

Our review was overseen by the Audit Committee with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. After analyzing the size and timing of the errors, we determined that, in aggregate, the errors were material and would require us to restate certain of our previously issued financial statements. As reported in our amended annual report on Form 10-K/A for the year ended December 31, 2008 we have restated our consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows as of and for the years ended December 31, 2008 and 2007. In addition, we have restated our interim condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2009 and March 31, 2008 as reported in this quarterly report on Form 10-Q/A.
The effects of the restatement on selected statement of operations line items for the three months ended March 31, 2009 and 2008, are as follows:

Increase/(Decrease) in statement of
operations line items (in thousands)	2009	2008

Cost of Sales	$243	$60
Gross profit	(243)	(60)
Operating income (loss) before income taxes	(243)	(60)
Income tax provision (benefit)	(45)	(22)
Net income (loss)	(198)	(38)
The cumulative effects of the restatement on selected balance sheet line items as of March 31, 2009 and December 31, 2008, are as follows:

Increase/(Decrease) in balance
sheet line items (in thousands)	March 31, 2009	Dec. 31, 2008

Inventories	$(342)	$(548)
Leased railcars held for sale	(130)	(213)
Other current assets	(4,255)	(4,299)
Deferred income taxes — current	(633)	(633)
Railcars on operating leases	(254)	(236)
Deferred income taxes — non-current	68	68
Accounts payable	(13,144)	(13,658)
Retained earnings	7,598	7,797
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

Gross Profit
Our gross profit for the first quarter of 2009 was $10.3 million, compared to $9.2 million for the first quarter of 2008, an increase of $1.1 million. The corresponding margin rate was 26.0% for the first quarter of 2009, compared with 9.7% generated in the first quarter of 2008. The increase in the margin rate quarter over quarter was primarily due to the previously disclosed contract termination fee as well as favorable product mix, the increase in lease revenue previously noted, and an increase in the sales of after-market parts, which generally carry higher margins than railcars.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the three months ended March 31, 2009 were $7.3 million compared to $8.6 million for the three months ended March 31, 2008, representing a decrease of $1.3 million. The decrease in selling, general and administrative expenses for the first quarter of 2009 compared to the 2008 period is primarily attributable to reductions in stock-based compensation of $0.5 million and outside professional services of $0.7 million. We have also reduced headcount in line with the spending reduction over the past twelve months.
Plant Closure Charges
Results for the three months ended March 31, 2008 include previously disclosed plant closure charges of $18.3 million. These costs include charges of $8.6 million arising under our pension and postretirement benefit plans as well as employee salary and benefit costs of $9.7 million.
Interest Income
Interest income for the three months ended March 31, 2009 decreased $1.3 million compared to the three months ended March 31, 2008 as both interest rates and our cash balances decreased compared to 2008 levels.
Income Taxes
The income tax provision was $0.8 million, at an effective tax rate of 25.2%, for the three months ended March 31, 2009, compared to an income tax benefit of $6.1 million, at an effective tax rate of 37.4%, for the three months ended March 31, 2008. The effective tax rate for the first quarter of 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%. The effective tax rate for the first quarter of 2008 included an income tax benefit of $6.8 million resulting from $18.3 million of plant closure charges. Excluding the impact of these charges, the effective tax rate for the first quarter of last year was 37.5%. This rate was higher than the statutory U.S. federal income tax rate of 35% primarily due to the an increase in the blended state rate of 4.3% and a 4.8% effect from other differences, less the positive impact of tax-deductible goodwill of 5.7%.
Net Income (Loss)
As a result of the foregoing, net income attributable to FreightCar America was $2.4 million for the three months ended March 31, 2009, compared to a net loss attributable to FreightCar America of $10.3 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, our basic and diluted net income per share was $0.20, on basic and diluted shares outstanding of 11,849,768 and 11,852,480, respectively. For the three months ended March 31, 2008, our basic and diluted net loss per share was $0.87, on basic and diluted shares outstanding of 11,739,799.
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
As more fully described in Note 18 to the condensed consolidated financial statements, we have restated our consolidated financial statements and the related disclosures for the fiscal years ended December 31, 2008 and 2007, and our condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008. The restatement has caused us to fail to comply with certain representations and covenants in each of the Second Amended and Restated Credit Agreement and the JAIX Revolving Credit Facility referred to above. We have received waivers of these representations and covenants from the lenders under each of the credit agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. We were otherwise in compliance with the representations and covenants contained in these agreements as of March 31, 2009.
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
During the first quarter of 2009 we established a restricted cash balance in lieu of standby letters of credit with respect to a purchase price payment guarantee in the amount of $3.9 million and a performance guarantee in the amount of $0.3 million. The restriction expired upon our delivery of railcars to the U.S. port of departure for shipment to Colombia, which occurred during the second quarter of 2009. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under our revolving credit facilities.

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

Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(as restated)	(as restated)
	(In thousands)
Net cash used in:
Operating activities	$(20,737)	$(33,162)
Investing activities	(16,458)	(1,406)
Financing activities	(732)	(727)

Total	$(37,927)	$(35,295)

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
Our net cash used in operating activities for the three months ended March 31, 2009 was $20.7 million compared to net cash used in operating activities of $33.2 million for the three months ended March 31, 2008. The reduction of $12.4 million in cash flows used in operating activities (year over year) was primarily due to an increase of $81.1 million generated by working capital accounts such as accounts receivable, inventories and customer deposits, partially offset by a decrease of $67.7 million in cash applicable to leased railcars held for sale and accounts payable, in addition to a reduction of $5.6 million in net income adjusted for non-cash items.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2009 was $16.5 million compared to $1.4 million for the three months ended March 31, 2008. Net cash used in investing activities for the three months ended March 31, 2009, consisted of restricted cash deposits of $4.2 million, cost of railcars under operating leases produced or acquired of $11.0 million and capital expenditures of $1.2 million. Net cash used in investing activities for the three months ended March 31, 2008 consisted of capital expenditures.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q/A contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.
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
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in our amended annual report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this amended quarterly report on Form 10-Q/A (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the restatement of our financial statements in this amended quarterly report on Form 10-Q/A described in the introductory Explanatory Note, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date
Background of Restatement
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

In October 2007, the Company put in place a new process that was intended to allow it to better track and reconcile inventory held at third-party assemblers. The process included a new program within the Company’s information technology operating system (the “third-party inventory processing system”) that was intended to capture third-party inventory activity, post this activity, and accrue the related payable (the “unvouchered payable”) in advance of receiving an invoice. In connection with the implementation of the Company’s new Enterprise Resource Planning (“ERP”) system, the Company discovered that the balance in the unvouchered payables account was significantly overstated. Examples of the types of transactions that were improperly accounted for and contributed to this overstatement include:
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
As disclosed in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2008, management identified the following control deficiencies as of December 31, 2008 that constituted material weaknesses:
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

In connection with the preparation of our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2008, and restatement of the Company’s 2008 and 2007 consolidated financial statements, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, reassessed its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified control deficiencies as of December 31, 2008 that constituted material weaknesses and, accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2009, the Company began implementing the remediation measures described below, including policies and procedures covering the reconciliation of the unvouchered payables account and more accurate recording of credit memos and surcharges. This implementation process is continuing. Additionally, the new ERP system, described below, is designed to enhance internal control over the entire accounting and financial reporting process. Management believes that the remediation measures described below will remediate the identified control deficiencies. However, management continues to evaluate and work to improve its internal control over financial reporting. It may be determined that additional measures must be taken to address control deficiencies.
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
The material weaknesses identified by management are not fully remediated as of the date of the filing of this amended quarterly report on Form 10-Q/A. The Company has performed substantive procedures in an effort to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures to the extent they are not already complete and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2008 amended annual report on Form 10-K/A.
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