Form 10-Q
period 2009-06-30
FreightCar America, Inc.
filed 2009-09-30
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of September 25, 2009, there were 11,950,885 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	June 30,	2008
	2009	(as restated)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$152,351	$129,192
Accounts receivable, net of allowance for doubtful accounts of $193 and $330, respectively	6,139	73,120
Inventories	40,598	31,096
Leased railcars held for sale	28,088	11,490
Property, plant and equipment held for sale	2,461	—
Other current assets	2,963	6,789
Deferred income taxes, net	12,695	16,003

Total current assets	245,295	267,690

Property, plant and equipment, net	28,223	30,582
Railcars on operating leases	43,013	34,735
Goodwill	21,521	21,521
Deferred income taxes, net	19,335	23,281
Other long-term assets	5,059	5,484

Total assets	$362,446	$383,293

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,892	$47,328
Accrued payroll and employee benefits	4,339	9,530
Accrued postretirement benefits	5,364	5,364
Accrued warranty	10,768	11,476
Customer deposits	2,365	7,367
Other current liabilities	8,714	7,939

Total current liabilities	60,442	89,004

Accrued pension costs	27,540	26,763
Accrued postretirement benefits, less current portion	54,397	55,293
Other long-term liabilities	6,234	7,407

Total liabilities	148,613	178,467

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2009 and December 31, 2008	127	127
Additional paid in capital	97,112	98,253
Treasury stock, at cost; 781,593 and 821,182 shares at June 30, 2009 and December 31, 2008, respectively	(36,997)	(38,871)
Accumulated other comprehensive loss	(16,134)	(16,471)
Retained earnings	169,672	161,687

Total FreightCar America stockholders’ equity	213,780	204,725
Noncontrolling interest in India JV	53	101

Total stockholders’ equity	213,833	204,826

Total liabilities and stockholders’ equity	$362,446	$383,293

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2008		2008
	2009	(as restated)	2009	(as restated)
	(In thousands, except share and per share data)
Revenues	$104,328	$141,335	$143,891	$236,433
Cost of sales	88,345	133,939	117,613	219,815

Gross profit	15,983	7,396	26,278	16,618
Selling, general and administrative expense (including non-cash stock-based compensation expense of $553, $729, $1,091 and $1,692, respectively)	6,713	7,283	14,035	15,869
Plant closure (income) charges	(116)	1,602	(495)	19,865

Operating income (loss)	9,386	(1,489)	12,738	(19,116)
Interest (expense) income, net	(133)	649	(295)	1,892

Operating income (loss) before income taxes	9,253	(840)	12,443	(17,224)
Income tax provision (benefit)	2,268	(472)	3,072	(6,602)

Net income (loss)	6,985	(368)	9,371	(10,622)
Less: Net loss attributable to non-controlling interest in India JV	(37)	—	(48)	—

Net income (loss) attributable to FreightCar America	$7,022	$(368)	$9,419	$(10,622)

Net income (loss) per common share attributable to FreightCar America — basic	$0.59	$(0.03)	$0.79	$(0.90)

Net income (loss) per common share attributable to FreightCar America — diluted	$0.59	$(0.03)	$0.79	$(0.90)

Weighted average common shares outstanding — basic	11,860,809	11,780,327	11,855,319	11,760,063

Weighted average common shares outstanding — diluted	11,863,999	11,780,327	11,858,272	11,760,063

Dividends declared per common share	$0.06	$0.00	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Equity
Balance, December 31, 2007 (as restated)	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$153,120	—	$199,063

Net loss (as restated)	—	—	—	—	—	—	(10,622)	—	(10,622)
Pension liability activity, net of tax	—	—	—	—	—	63	—	—	63
Postretirement liability activity, net of tax	—	—	—	—	—	167	—	—	167

Comprehensive loss (as restated)	—	—	—	—	—	—	—	—	(10,392)

Stock options exercised	—	—	(939)	32,981	1,566	—	—	—	627
Restricted stock awards	—	—	(2,305)	48,547	2,305	—	—	—	—
Stock-based compensation recognized	—	—	1,693	—	—	—	—	—	1,693
Deficiency of tax benefit from stock-based compensation	—	—	(192)	—	—	—	—	—	(192)
Cash dividends	—	—	—	—	—	—	(1,425)	—	(1,425)

Balance, June 30, 2008 (as restated)	12,731,678	$127	$97,527	(836,729)	$(39,726)	$(9,627)	$141,073	—	$189,374

Balance, December 31, 2008 (as restated)	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

Net income (loss)	—	—	—	—	—	—	9,419	(48)	9,371
Pension liability activity, net of tax	—	—	—	—	—	267	—	—	267
Postretirement liability activity, net of tax	—	—	—	—	—	70	—	—	70

Comprehensive income	—	—	—	—	—	—	—	—	9,708

Restricted stock awards	—	—	(1,874)	39,589	1,874	—	—	—	—
Stock-based compensation recognized	—	—	1,091	—	—	—	—	—	1,091
Deficiency of tax benefit from stock-based compensation	—	—	(358)	—	—	—	—	—	(358)
Cash dividends	—	—	—	—	—	—	(1,434)	—	(1,434)

Balance, June 30, 2009	12,731,678	$127	$97,112	(781,593)	$(36,997)	$(16,134)	$169,672	$53	$213,833

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
		2008
	2009	(as restated)
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to FreightCar America	$9,419	$(10,622)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Plant closure (income) charges	—	19,865
Depreciation and amortization	2,541	1,992
Other non-cash items	292	(547)
Deferred income taxes	7,049	(8,720)
Compensation expense under stock option and restricted share award agreements	1,091	1,692
Noncontrolling interest in India JV	(48)	—
Changes in operating assets and liabilities:
Accounts receivable	66,981	6,262
Inventories	(9,658)	(46,789)
Leased railcars held for sale	(16,598)	(46,101)
Other current assets	48	(6,184)
Accounts payable	(17,830)	67,242
Accrued payroll and employee benefits	(5,191)	(4,257)
Income taxes receivable/payable	3,824	1,020
Accrued warranty	(708)	365
Other current liabilities and customer deposits	(5,083)	(17,898)
Deferred revenue, non-current	(488)	—
Accrued pension costs and accrued postretirement benefits	218	440

Net cash flows provided by (used in) operating activities	35,859	(42,240)

Cash flows from investing activities
Cost of railcars on operating leases produced or acquired	(8,802)	—
Purchases of property, plant and equipment	(2,431)	(2,925)

Net cash flows used in investing activities	(11,233)	(2,925)

Cash flows from financing activities
Payments on long-term debt	(28)	(32)
Deferred financing costs paid	(5)	—
Issuance of common stock	—	627
Excess tax benefit from stock-based compensation	—	(192)
Cash dividends paid to stockholders	(1,434)	(1,425)

Net cash flows used in financing activities	(1,467)	(1,022)

Net increase (decrease) in cash and cash equivalents	23,159	(46,187)
Cash and cash equivalents at beginning of period	129,192	197,042

Cash and cash equivalents at end of period	$152,351	$150,855

Supplemental cash flow information:
Income taxes paid	$175	$1,276

Income tax refunds received	$(7,750)	$—

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
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, JAC Intermedco, Inc. (“Intermedco), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), FreightCar Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These amended interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2008.
Note 3 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the valuation categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Implementation of the provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements.
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
As of January 1, 2009, the Company adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51. SFAS No. 160 requires the Company to present its interest in less than 100% owned subsidiaries in which it retains control as a component of shareholders’ equity in the balance sheet and recharacterize the component formerly known as minority interest as noncontrolling interest. SFAS No. 160 also requires the Company to show the amount of net income attributable to both the Company and the noncontrolling interest on the face of the statement of operations and in the summary of comprehensive income. The effect of adoption was an increase of $101 to total stockholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to minority interests.
As of June 30, 2009, the Company adopted the provisions of SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 had no impact on the Company’s financial statements since management already followed a similar approach prior to the adoption of this standard. In connection with the preparation of the condensed consolidated financial statements and in accordance with SFAS No. 165, management evaluated subsequent events after the balance sheet date of June 30, 2009 through September 30, 2009, the date the financial statements were issued.
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
The components of the plant closure charges incurred for the six months ended June 30, 2009 and 2008 are as follows:

	June 30,	June 30,
	2009	2008
Pension plan curtailment loss and special termination benefit costs	$—	$9,826
Postretirement plan curtailment loss and contractual benefit charges	—	8,889
Employee termination benefits	(166)	(374)
Insurance recoveries and other related costs	(329)	1,524

Total plant closure (income) charges	$(495)	$19,865

Note 5 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30,	December 31,
	2009	2008
Work in progress	$34,932	$23,618
Finished new railcars	2,184	5,513
Used railcars acquired upon trade-in	3,482	1,965

Total inventories	$40,598	$31,096

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
Initially as of the date of manufacture and on a quarterly basis thereafter the Company evaluates leased railcars under the provisions of SFAS No. 144 to determine if the leased railcars qualify as “assets held for sale.” If all of the held for sale criteria of SFAS No. 144 are met, including the determination by management that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet (leased assets held for sale). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether those market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Leased railcars held for sale are carried at the lower of carrying value or fair value less cost to sell and are not depreciated.
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years.
The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months as the manufacture of the railcars and the sale is within the 12-month period specified by SFAS No. 144 and represents the completion of the sales process. The Company recognizes revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
Leased railcars at June 30, 2009 included leased railcars classified as held for sale of $28,088 and railcars on operating leases classified as long-term assets of $43,013. Due to a decline in asset values in the current market, an impairment write-down of $360 related to these railcars on operating leases was recorded during the first six months of 2009. Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,490 and railcars on operating leases classified as long-term assets of $34,735.

Leased railcars at June 30, 2009 are subject to lease agreements with external customers with terms of up to seven years.
Future minimum rental revenues on leased railcars at June 30, 2009 are as follows:

Six months ending December 31, 2009	$2,637
Year ending December 31, 2010	5,029
Year ending December 31, 2011	3,800
Year ending December 31, 2012	1,349
Thereafter	2,308

$15,123

Note 7 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30,	December 31,
	2009	2008
Buildings and improvements	$19,056	$20,918
Machinery and equipment	24,438	42,352

Cost of buildings, improvements, machinery and equipment	43,494	63,270
Less: Accumulated depreciation and amortization	(19,836)	(38,996)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	23,658	24,274
Land	151	701
Construction in process	4,414	5,607

Total property, plant and equipment, net	$28,223	$30,582

During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility, which was closed in December 2007, were classified as available for sale. The facility had a net book value of $2,461 at June 30, 2009, which included land, building and equipment in the amounts of $550, $1,468 and $443, respectively.
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
Goodwill and intangible assets consist of the following:

	June 30,	December 31,
	2009	2008
Patents	$13,097	$13,097
Accumulated amortization	(8,900)	(8,604)

Patents, net of accumulated amortization	4,197	4,493
Goodwill	21,521	21,521

Total goodwill and intangible assets	$25,718	$26,014

Patents are being amortized on a straight-line method over their remaining legal life. The weighted average remaining life of the Company’s patents is 8 years. Amortization expense related to patents, which is included in cost of sales, was $296 for each of the six months ended June 30, 2009 and 2008. The Company estimates amortization expense for each of the two years in the period ending December 31, 2010 will be approximately $590 and for each of the two years in the period ending December 31, 2012 will be approximately $586 and for the year ending December 31, 2013 will be approximately $582.

The Company evaluates its patent intangibles for impairment at least annually and has identified no impairment during 2008 or 2009.
Note 9 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at the beginning of the period	$10,870	$10,173	$11,476	$10,551
Provision for warranties issued during the period	358	1,223	468	1,721
Reductions for payments, cost of repairs and other	(460)	(480)	(1,176)	(1,356)

Balance at the end of the period	$10,768	$10,916	$10,768	$10,916

Note 10 — Revolving Credit Facilities
On August 24, 2007, the Company entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50,000 senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50,000; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5,000. The amount available under the revolving credit facility is based on the lesser of (i) $50,000 or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20,000 borrowing base reserve. Since the Company’s accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of the business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $5,058 and $38,510 as of June 30, 2009 and December 31, 2008, respectively.
The Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company and guaranteed by an unsecured guarantee made by JAIX in favor of LaSalle for the benefit of the Lenders. The Credit Agreement has both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Credit Agreement also provides for customary events of default.
As of June 30, 2009 and December 31, 2008, the Company had no borrowings under the Credit Agreement. The Company had $2,689 and $11,490 in outstanding letters of credit under the letter of credit sub-facility as of June 30, 2009 and December 31, 2008, respectively. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
JAIX Revolving Credit Facility
Also on September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) with the lenders party thereto (collectively, the “JAIX

Lenders”). The JAIX Credit Agreement consists of a $60,000 senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX Credit Agreement.
Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of June 30, 2009 and December 31, 2008, the Company had no borrowings under the JAIX Credit Agreement.
As more fully described in Note 17, the Company has restated its interim unaudited condensed consolidated financial statements and the related disclosures as of and for the quarterly period ended March 31, 2009 as well as the consolidated financial statements and related disclosures for the fiscal years ended December 31, 2008 and 2007. The restatement has caused the Company to fail to comply with certain representations and covenants in each of the Credit Agreement and the JAIX Credit Agreement referred to above. The Company has received waivers of these representations and covenants from the lenders under each of the credit agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. The Company was otherwise in compliance with the representations and covenants contained in these agreements as of June 30, 2009.
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
During the second quarter of 2009, the Company awarded 13,665 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with the continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
On May 12, 2009, the Company awarded 1,000 non-qualified stock options to a certain employee of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on May 12, 2010 and have a contractual term of 10 years. The exercise price of each option is $17.84, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $8.13 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2009 stock options: expected lives of the options of 6 years; expected volatility of 53.17%; risk-free interest rate of 2.02%; and expected dividend yield of 1.37%. Expected life in years was determined using the simplified method allowed by the Securities and Exchange Commission in accordance with Staff Accounting Bulletin No. 110. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.
On May 13, 2009, the Company awarded 15,924 shares of restricted stock to certain individuals for service on the Company’s board of directors pursuant to its 2005 Long Term Incentive Plan. The restricted stock awarded on May 13, 2009 will vest on May 13, 2010. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
As of June 30, 2009, there was $630 of unearned compensation expense related to the stock options and restricted stock granted during the six months ended June 30, 2009, which will be recognized over the average remaining requisite service period of 24 months.
Note 12 — Comprehensive Income
Comprehensive income consists of net operating income or loss and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating income or loss reported in the Condensed Consolidated Statements of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net operating income (loss)	$7,022	$(368)	$9,419	$(10,622)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	169	64	337	230

Total comprehensive income (loss)	$7,191	$(304)	$9,756	$(10,392)

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
The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations
The components of net periodic benefit cost for the three months and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2009	2008	2009	2008

Service cost	$150	$282	$300	$564
Interest cost	976	842	1,952	1,684
Plant closure cost	—	5,299	—	9,826
Expected return on plan assets	(737)	(940)	(1,474)	(1,879)
Amortization of prior service cost	26	—	52	—
Amortization of unrecognized net loss	188	7	376	14

	$603	$5,490	$1,206	$10,209

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Postretirement Benefit Plan	2009	2008	2009	2008

Service cost	$12	$17	$24	$34
Interest cost	993	808	1,986	1,616
Plant closure cost	—	4,784	—	8,889
Amortization of prior service cost	56	56	112	112
Amortization of unrecognized net loss	—	41	—	81

	$1,061	$5,706	$2,122	$10,732

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
The Company made no contributions to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2009 and 2008. Total contributions to the Company’s defined benefit pension plans in 2009 are expected to be approximately $12,566. The Company made payments to the Company’s postretirement benefit plan of approximately $1,673 and $931, respectively, for the three months ended June 30, 2009 and 2008, and $2,905 and $1,810, respectively, for the six months ended June 30, 2009 and 2008. Total payments to the Company’s postretirement benefit plan in 2009 are expected to be approximately $5,364. As of December 31, 2008, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $59,688 and $60,657, respectively, which exceeded the fair value of plan assets by $26,689 and $60,657, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $251 and $344 for the three months ended June 30, 2009 and 2008, respectively, and $674 and $827 for the six months ended June 30, 2009 and 2008, respectively.
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
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in SFAS No. 5, Accounting for Contingencies. As required by SFAS No. 5, the Company estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income.
Note 15 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	11,860,809	11,780,327	11,855,319	11,760,063
Dilutive effect of employee stock options and nonvested share awards	3,190	—	2,953	—

Weighted average diluted common shares outstanding	11,863,999	11,780,327	11,858,272	11,760,063

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For each of the three and six months ended June 30, 2009, there were 160,240 stock options and 43,182 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. Because the Company had a net loss for each of the three months and six months ended June 30, 2008, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period.
Note 16 — Sales Contract Termination Revenue
During the first quarter of 2009, the Company received a termination fee of $3,935 from a customer in connection with reducing the number of railcars to be purchased under a previously agreed-to contract. The contract termination fee is included in “Revenues” on the condensed consolidated statements of operations for the six months ended June 30, 2009.
Note 17 — Restatement of Condensed Consolidated Financial Statements
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
The Company has restated its consolidated balance sheets and the related consolidated statements of income, statements of stockholders’ equity and statements of cash flows as of and for the years ended December 31, 2008 and 2007 as reported in its amended annual report on Form 10-K/A for the fiscal year ended December 31, 2008. The Company restated its condensed consolidated balance sheet as of March 31, 2009 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 as reported in its amended quarterly report on Form 10-Q/A for the period ended March 31, 2009. The Company has also restated the accompanying condensed consolidated statements of operations and cash flows for the six months ended June 30, 2008. The following discloses each line item on the Company’s condensed consolidated financial statements as originally reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008, the increase (decrease) in each line item on the Company’s condensed consolidated financial statements as a result of the restatement and each line item on the Company’s condensed consolidated financial statements as restated.

Condensed Consolidated Statement of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30, 2008
	As Previously	Effect of
	Reported	Restatement	Restated

Revenues	$236,433	$—	$236,433
Cost of sales	220,521	(706)	219,815

Gross profit	15,912	706	16,618
Selling, general and administrative expense (including non-cash stock-based compensation expense of $1,692)	15,869	—	15,869
Plant closure charges	19,865	—	19,865

Operating loss	(19,822)	706	(19,116)
Interest income, net	1,892	—	1,892

Operating loss before income taxes	(17,930)	706	(17,224)
Income tax benefit	(6,829)	227	(6,602)

Net (loss) income	(11,101)	479	(10,622)
Less: Net (loss) income attributable to noncontrolling interest in India JV	—	—	—

Net (loss) income attributable to FreightCar America	$(11,101)	$479	$(10,622)

Net (loss) income per common share attributable to FreightCar America — basic	$(0.94)	$0.04	$(0.90)

Net (loss) income per common share attributable to FreightCar America — diluted	$(0.94)	$0.04	$(0.90)

Weighted average common shares outstanding—basic	11,760,063		11,760,063

Weighted average common shares outstanding—diluted	11,760,063		11,760,063

Dividends declared per common share	$0.12		$0.12

For disclosures regarding the increase (decrease) to the condensed consolidated statements of operations for the three months ended June 30, 2008, see the Company’s Form 10-K/A for the year ended December 31, 2008.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2008
	As Previously	Effect of
	Reported	Restatement	Restated

Cash flows from operating activities
Net (loss) income attributable to FreightCar America	$(11,101)	$479	$(10,622)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Plant closure charges	19.865	—	19.865
Depreciation and amortization	1,992	—	1,992
Other non-cash items	(547)	—	(547)
Deferred income taxes	(8,720)	—	(8,720)
Compensation expense under stock option and restricted share award agreements	1,692	—	1,692
Changes in operating assets and liabilities:
Accounts receivable	6,262	—	6,262
Inventories	(44,560)	(2,229)	(46,789)
Leased railcars held for sale	(46,380)	279	(46,101)
Other current assets	(6,184)	—	(6,184)
Accounts payable	65,998	1,244	67,242
Accrued payroll and employee benefits	(4,257)	—	(4,257)
Income taxes receivable/payable	793	227	1,020
Accrued warranty	365	—	365
Other current liabilities and customer deposits	(17,898)	—	(17,898)
Accrued pension costs and accrued postretirement benefits	440	—	440

Net cash flows used in operating activities	(42,240)	—	(42,240)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,943)	—	(2,943)
Proceeds from sale of property, plant and equipment	18	—	18

Net cash flows used in investing activities	(2,925)	—	(2,925)

Cash flows from financing activities
Payments on long-term debt	(32)	—	(32)
Issuance of common stock	627	—	627
Excess tax benefit from stock-based compensation	(192)	—	(192)
Cash dividends paid to stockholders	(1,425)	—	(1,425)

Net cash flows used in financing activities	(1,022)	—	(1,022)

Net decrease in cash and cash equivalents	(46,187)	—	(46,187)
Cash and cash equivalents at beginning of period	197,042	—	197,042

Cash and cash equivalents at end of period	$150,855	$—	$150,855

Supplemental cash flow information
Income taxes paid	$1,276	$—	$1,276

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our condensed consolidated financial statements for the three months and six months ended June 30, 2008. The restatement is more fully described in Note 17 to the condensed consolidated financial statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
We are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered over the past decade. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. Our primary customers are shippers, railroads and financial institutions.
Our manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. In response to reduced industry demand for railcars over the short-term, our Roanoke manufacturing facility ceased production of new railcars in July 2009 but remains in operation for related activities with a limited work force. We do not anticipate additional costs related to this reduction in force and expect to resume production of new railcars at our Roanoke facility in the future as industry demand improves.
Net orders for new railcars totaled 694 units in the second quarter of 2009 compared to 538 units ordered (new orders of 1,438 units less cancelled orders of 900 units) in the second quarter of 2008 and orders of 339 units for the first quarter of 2009. Railcar deliveries totaled 1,207 units in the second quarter of 2009, compared to 2,326 units delivered in the second quarter of 2008 and 974 units delivered in the first quarter of 2009. Railcar deliveries do not include 360 railcars sold in the second quarter of 2009 that were previously under lease. There were no railcars sold in the second quarter of 2008 or the first quarter of 2009 that were previously under lease. Total backlog of unfilled orders was 1,472 units at June 30, 2009, compared with 1,985 units at March 31, 2009 and 2,620 units at December 31, 2008.
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Despite the decline in our backlog, we expect the demand for coal cars to improve once the current recessionary pressures are behind us. Roughly half of our nation’s electrical power is generated from coal and there are approximately 23 new power plants, representing around 14,600 megawatts of coal-fired capacity, currently under construction. The U.S. Energy Information Administration has projected continued growth in domestic coal consumption for electric power generation through 2030. Factors such as these suggest that our main products and services should be in demand for the foreseeable future. However, future government policies and the potential of a long-term shift away from coal, the primary fuel source for electric power generation, would mitigate this demand.
During 2008, management, after a thorough evaluation of the Company’s current information technology systems and its future needs, determined to upgrade the Company’s existing information technology system to a fully integrated ERP system to be provided by Oracle Corporation. The Company’s new enterprise-wide financial reporting system went live on August 1, 2009. In addition to the implementation of the ERP system and in connection with the restatement of our consolidated financial statements for the years ended December 31, 2008 and 2007, and our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008, there have been changes in our internal control over financial reporting as more fully described in Item 4 of this quarterly report on Form 10-Q.
Restatement of Consolidated Financial Statements
On July 28, 2009, we announced that we had identified historical accounting errors relating to accounts payable. The accounting errors have resulted in the understatement of cumulative net earnings since the fourth quarter of 2007. The accounting errors did not result from any changes in our accounting policies or misapplication of Generally Accepted Accounting Principles (“GAAP”). We undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. Our review determined that the errors were attributable to flaws in the design of internal IT and accounting processes to account for receipt of certain goods that were implemented in the fourth quarter of

2007. These flaws represented material weaknesses in the Company’s internal controls relating to changes in information systems, inventory valuation and account reconciliations
Our review was overseen by the Audit Committee with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. After analyzing the size and timing of the errors, we determined that, in aggregate, the errors were material and would require us to restate certain of our previously issued financial statements. On September 16, 2009, we filed an amended annual report on Form 10-K/A with the Securities and Exchange Commission (“SEC”) to restate our financial statements for the years ended December 31, 2008 and 2007, and for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008. On that date, we also filed an amended quarterly report on Form 10-Q/A with the SEC to restate our quarterly financial statements for the period ended March 31, 2009. In addition, we have restated our interim condensed consolidated statements of operations and cash flows for the six month period ended June 30, 2008, as reported in this quarterly report on Form 10-Q.
The effects of the restatement on selected statement of operations line items for the three and six month periods ended June 30, 2008, are as follows:

	Three Months	Six Months
Increase/(Decrease) in statement of	Ended June 30,	Ended June 30,
operations line items (in thousands)	2008	2008
| |
Cost of sales	$(767)	$(706)
Gross profit	767	706
Operating income (loss) before income taxes	767	706
Income tax provision (benefit)	249	227
Net income (loss)	518	479
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
Revenues
Our sales for the three months ended June 30, 2009 were $104.3 million compared to $141.3 million for the three months ended June 30, 2008. Total deliveries in the second quarter of 2009 were 1,207 units, compared to 2,326 total units delivered in the second quarter of last year. The decrease in sales revenue was due primarily to lower coal car sales driven by reduced industry demand. Coal loadings in the second quarter of 2009 have significantly decreased from 2008 levels, and the number of railcars in storage remains high. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009. We continue to aggressively pursue market opportunities and believe that we are maintaining our strong market position.
Gross Profit
Our gross profit for the second quarter of 2009 was $16.0 million, compared to $7.4 million for the second quarter of 2008, an increase of $8.6 million. The corresponding margin rate was 15.3% for the second quarter of 2009, compared with 5.2% generated in the second quarter of 2008. The increase in the margin rate quarter over quarter was due to a variety of factors: (i) a decrease in the number of new cars sold (the gross margin rate on new sales is less than the margin rate on other revenues, resulting in a product mix that is favorable to the margin rate); (ii) higher margin rates on new car sales; and (iii) increases in lease and after-market revenues, which generally carry higher margin rates than revenues from the sale of new cars. The margin rate for the second quarter of 2008 was negatively impacted by sharp cost increases in raw materials, primarily in the form of surcharges, and a loss contingency reserve of $3.7 million related to these cost increases that was accrued during the second quarter of 2008.

Selling, General and Administrative Expense
Selling, general and administrative expenses for the three months ended June 30, 2009 were $6.7 million compared to $7.3 million for the three months ended June 30, 2008, representing a decrease of $0.6 million. The decrease in selling, general and administrative expenses for the second quarter of 2009 compared to the 2008 period is primarily attributable to reductions in salaries and benefits as we reduced headcount in line with the size of the business over the past 12 months, partially offset by costs incurred in connection with the restatement of our financial statements.
Plant Closure Charges
Results for the three months ended June 30, 2008 include plant closure charges of $1.6 million which represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. These costs included charges arising under our pension and postretirement benefit plans as well as employee termination and related closure costs.
Interest Income
Interest income, net for the three months ended June 30, 2009 decreased $0.8 million compared to the three months ended June 30, 2008 as both interest rates and our average cash balances decreased compared to 2008 levels.
Income Taxes
The income tax provision was $2.3 million, at an effective tax rate of 24.5%, for the three months ended June 30, 2009, compared to an income tax benefit of $0.5 million, at an effective tax rate of 56.2%, for the three months ended June 30, 2008. The effective tax rate for the second quarter of 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%. The effective tax rate for the second quarter of 2008 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a change in annualized income that significantly impacted the financial statements.
Net Income Attributable to FreightCar America
As a result of the foregoing, net income attributable to FreightCar America was $7.0 million for the three months ended June 30, 2009, compared to a net loss attributable to FreightCar America of $0.4 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, our basic and diluted net income per share was $0.59, on basic and diluted shares outstanding of 11,860,809 and 11,863,999, respectively. For the three months ended June 30, 2008, our basic and diluted net loss per share was $0.03, on basic and diluted shares outstanding of 11,780,327.
Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
Revenues
Our sales for the six months ended June 30, 2009 were $143.9 million compared to $236.4 million for the six months ended June 30, 2008. Revenues for the first half of 2009 include $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. Total deliveries in the first half of 2009 were 2,181 units, compared to 3,613 total units delivered in the first half of last year. The decrease in sales revenue was due primarily to lower coal car sales driven by reduced industry demand. Coal loadings in 2009 have significantly decreased from 2008 levels, and the number of railcars in storage remains high. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009. We continue to aggressively pursue market opportunities and believe that we are maintaining our strong market position.
Gross Profit
Our gross profit for the six months ended June 30, 2009 was $26.3 million, compared to $16.6 million for the six months ended June 30, 2008, an increase of $9.7 million. The corresponding margin rate was 18.3% for the six months ended June 30, 2009, compared with 7.0% generated in the corresponding period of 2008. The increase in the margin rate year over year was due to a variety of factors: (i) a decrease in the number of new cars sold (the gross margin rate on new sales is less than the margin rate on other revenues, resulting in a product mix that is favorable to the margin rate); (ii) higher margin rates on new car sales; (iii) increases in lease and after-market revenues, which generally carry higher margin rates than revenues from the sale of new cars: and (iv) the contract termination fee recorded in the first quarter of 2009 as previously disclosed.

Selling, General and Administrative Expense
Selling, general and administrative expenses for the six months ended June 30, 2009 were $14.0 million compared to $15.9 million for the six months ended June 30, 2008, representing a decrease of $1.8 million. The decrease in selling, general and administrative expenses for the six months ended June 30, 2009 compared to the 2008 period is primarily attributable to reductions in salaries and benefits of $1.1 million (including a reduction in stock-based compensation of $0.6 million), outside professional services of $0.4 million and research and development costs of $0.6 million. We continue to reduce costs to align our overhead structure with the size of the business.
Plant Closure Charges
Results for the six months ended June 30, 2008 include previously disclosed plant closure charges of $19.9 million. These costs include charges of $18.7 million arising under our pension and postretirement benefit plans as well as related closure costs.
Interest Income
Interest income, net for the six months ended June 30, 2009 decreased $2.2 million compared to the six months ended June 30, 2008 as both interest rates and our average cash balances decreased compared to 2008 levels.
Income Taxes
The income tax provision was $3.1 million, at an effective tax rate of 24.7%, for the six months ended June 30, 2009, compared to an income tax benefit of $6.6 million, at an effective tax rate of 38.3%, for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%, an increase due the FIN 48 reserve of 2.1% and an increase due to nondeductible expenses of 0.7%. The effective tax rate for the six months ended June 30, 2008 included an income tax benefit of $7.4 million resulting from $19.9 million of plant closure charges. The effective tax rate for the six months ended June 30, 2008 was higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of a 7.5% blended state rate and a 10.9% effect from other differences, less the positive impact of tax-deductible goodwill of 15.1%.
Net Income Attributable to FreightCar America
As a result of the foregoing, net income attributable to FreightCar America was $9.4 million for the six months ended June 30, 2009, compared to a net loss attributable to FreightCar America of $10.6 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, our basic and diluted net income per share was $0.79, on basic and diluted shares outstanding of 11,855,319 and 11,858,272, respectively. For the six months ended June 30, 2008, our basic and diluted net loss per share was $0.90, on basic and diluted shares outstanding of 11,760,063.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the six months ended June 30, 2009 and 2008, were our cash balances on hand, our leased railcars held for sale and our two revolving credit facilities.
On August 24, 2007, we entered into the Second Amended and Restated Credit Agreement (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50.0 million senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $50.0 million or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20.0 million borrowing base reserve. Since our accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of our business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $5.1 million and $38.5 million as of June 30, 2009 and December 31, 2008, respectively.

The Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Credit Agreement are collateralized by substantially all of our assets and guaranteed by an unsecured guarantee made by JAIX in favor of LaSalle for the benefit of the Lenders. The Credit Agreement has both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Credit Agreement also provides for customary events of default.
As of June 30, 2009 and December 31, 2008, we had no borrowings under our revolving credit facilities. We had $2.7 million and $11.5 million in outstanding letters of credit under the letter of credit sub-facility as of June 30, 2009 and December 31, 2008, respectively, which reduced the amount available for borrowing under the facility. Under the Credit Agreement, our subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
On September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) that can be used to fund our leasing operations. The JAIX Credit Agreement consists of a $60.0 million senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX Credit Agreement.
Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of June 30, 2009, we had no borrowings under the JAIX Credit Agreement.
As more fully described in Note 17 to the condensed consolidated financial statements, we have restated our consolidated financial statements and the related disclosures for the fiscal years ended December 31, 2008 and 2007, and our condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008. The restatement has caused us to fail to comply with certain representations and covenants in each of the Credit Agreement and the JAIX Credit Agreement referred to above. We have received waivers of these representations and covenants from the lenders under each of the credit agreements. These waivers are subject to the conditions subsequent that the Company file its quarterly report on Form 10-Q for the period ended June 30, 2009 and comply with the other representations and covenants under the credit agreements by September 30, 2009. We were otherwise in compliance with the representations and covenants contained in these agreements as of June 30, 2009.
During 2008, in response to competitive market conditions, we selectively began to produce and offer railcars under operating lease arrangements with certain customers. We also continually evaluate opportunities to package and sell our leases to our leasing company customers. As of June 30, 2009, the value of railcars under operating leases was $71.1 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. We anticipate that we will continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under our credit facilities, or both, as the Company evaluates its liquidity and capital resources. Leased railcars held for sale are current assets and are therefore a source of liquidity.
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

Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with the value of leased railcars held for sale and amounts available under our revolving credit facilities, will be sufficient to meet our anticipated liquidity needs for 2009. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment and the development of railcars and pursuit of strategic opportunities, including joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other market opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2008, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $59.7 million and $60.7 million, respectively, which exceeded the fair value of plan assets by $26.7 million and $60.7 million, respectively. In July 2009 and September 2009, we made contributions relating to our defined benefit pension plans of $0.5 million and $11.6 million, respectively. We may elect to adjust the level of future contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2009, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
		(In thousands)
Operating leases	$14,894	$2,446	$5,216	$5,088	$2,144
Material and component purchases	131,324	38,081	56,164	37,079	—

Total	$146,218	$40,527	$61,380	$42,167	$2,144

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $4.9 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at June 30, 2009 because the timing of the payout of these liabilities cannot be determined.

Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
		2008
	2009	(as restated)
	(In thousands)
Net cash provided by (used in):
Operating activities	$35,859	$(42,240)
Investing activities	(11,233)	(2,925)
Financing activities	(1,467)	(1,022)

Total	$23,159	$(46,187)

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
Our net cash provided by operating activities for the six months ended June 30, 2009 was $35.9 million compared to net cash used in operating activities of $42.2 million for the six months ended June 30, 2008. The increase of $78.1 million in cash flows from operating activities (year over year) was primarily due to an increase of $155.9 million generated by working capital accounts such as accounts receivable, inventories and leased assets held for sale, partially offset by a decrease of $85.1 million in accounts payable.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2009 was $11.2 million compared to $2.9 million for the six months ended June 30, 2008. Net cash used in investing activities for the six months ended June 30, 2009, consisted of the cost of railcars under operating leases produced or acquired of $8.8 million and capital expenditures of $2.4 million. Net cash used in investing activities for the six months ended June 30, 2008 consisted of capital expenditures.
Financing Activities. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2009 and consisted primarily of cash dividends to our stockholders. Net cash used in financing activities for the six months ended June 30, 2008 was $1.0 million and consisted primarily of cash dividends to our stockholders, partially offset by the proceeds from stock options exercised.
Capital Expenditures
Our capital expenditures were $2.4 million in the six months ended June 30, 2009 compared to $2.9 million in the six months ended June 30, 2008. Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $5.0 million for the remainder of 2009. These expenditures will be used to maintain our existing facilities and update manufacturing equipment. Capital expenditures for the remainder of 2009 will also include IT-related costs, primarily related to our implementation of a new ERP system.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of June 30, 2009, there were no borrowings under the revolving credit facility and we had issued approximately $2.7 million in letters of credit under the sub-facility for letters of credit.
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
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2009, the Company began implementing the remediation measures described below, including policies and procedures covering the reconciliation of the unvouchered payables account and more accurate recording of credit memos and surcharges. This implementation process is continuing. Additionally, the new ERP system, described below, is designed to enhance internal control over the entire accounting and financial reporting process. Management believes that the remediation measures described below will remediate the identified control deficiencies. However, management continues to evaluate and work to improve its internal control over financial reporting. It may be determined that additional measures must be taken to address these control deficiencies.
Remediation Steps to Address Material Weaknesses
In response to the material weaknesses identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, proposed and has begun to implement the measures described below to address the material weaknesses, in addition to the implementation of the new ERP system that was already in progress. This remediation effort is intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.
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
The material weaknesses identified by management are not fully remediated as of the date of the filing of this quarterly report on Form 10-Q. The Company has performed substantive procedures in an effort to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this report. At the direction of the Audit Committee management has begun to develop a detailed plan and timetable for the implementation of the above-referenced remediation measures to the extent they are not already complete and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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
None
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on May 13, 2009. The purpose of the meeting was to consider and vote upon proposals to (i) elect three directors who were nominated for election as Class I directors to three-year terms, and (ii) ratify the appointment of our independent registered public accounting firm for 2009. The 10,755,679 shares present in person or by proxy were voted as follows with respect to each proposal:
1.	To elect three directors who were nominated for election as Class I directors to three-year terms:

	Votes For	Votes Withheld
James D. Cirar	9,832,197	923,482
S. Carl Soderstrom, Jr.	9,822,378	933,301
Robert N. Tidball	9,312,854	1,442,825
2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2009:

	Votes
Votes For	Against	Abstentions
10,710,956	29,444	15,279
Item 5.      Other Information.
None.

Item 6.     Exhibits.
(a)	Exhibits filed as part of this Form 10-Q:
10.1	FreightCar America Inc. Executive Severance Plan (and Summary Plan Description).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.
Date: September 30, 2009	By:	/s/ Christian B. Ragot
Christian B. Ragot, President and
Chief Executive Officer

	By:	/s/ Christopher L. Nagel
Christopher L. Nagel, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
23	Consent of Independent Registered Public Accounting Firm.

10.1	FreightCar America Inc. Executive Severance Plan (and Summary Plan Description).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.