Form 10-Q
period 2009-09-30
FreightCar America, Inc.
filed 2009-11-09
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
YES ☐ NO ☑
     As of November 4, 2009, there were 11,950,885 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	September 30,	2008
	2009	(as restated)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$113,691	$129,192
Securities available for sale, at fair value	19,986	—
Accounts receivable, net of allowance for doubtful accounts of $220 and $330, respectively	2,259	73,120
Inventories	56,191	31,096
Leased railcars held for sale	9,528	11,490
Property, plant and equipment held for sale	2,461	—
Other current assets	8,270	6,789
Deferred income taxes, net	15,404	16,003

Total current assets	227,790	267,690

Property, plant and equipment, net	28,852	30,582
Railcars on operating leases	52,334	34,735
Goodwill	21,521	21,521
Deferred income taxes, net	11,923	23,281
Other long-term assets	4,843	5,484

Total assets	$347,263	$383,293

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,604	$47,328
Accrued payroll and employee benefits	4,762	9,530
Accrued postretirement benefits	5,364	5,364
Accrued warranty	10,403	11,476
Customer deposits	2,590	7,367
Other current liabilities	5,719	7,939

Total current liabilities	56,442	89,004

Accrued pension costs	15,669	26,763
Accrued postretirement benefits, less current portion	53,805	55,293
Other long-term liabilities	6,431	7,407

Total liabilities	132,347	178,467

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2009 and December 31, 2008	127	127
Additional paid in capital	97,603	98,253
Treasury stock, at cost; 780,793 and 821,182 shares at September 30, 2009 and December 31, 2008, respectively	(36,926)	(38,871)
Accumulated other comprehensive loss	(16,086)	(16,471)
Retained earnings	170,027	161,687

Total FreightCar America stockholders’ equity	214,745	204,725
Noncontrolling interest in India JV	171	101

Total stockholders’ equity	214,916	204,826

Total liabilities and stockholders’ equity	$347,263	$383,293

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2008		2008
	2009	(as restated)	2009	(as restated)
	(In thousands, except share and per share data)
Revenues	$55,131	$238,008	$199,022	$474,441
Cost of sales	48,252	215,420	165,865	435,234

Gross profit	6,879	22,588	33,157	39,207
Selling, general and administrative expense (including non-cash stock-based compensation expense of $563, $608, $1,654 and $2,301, respectively)	6,595	7,207	20,630	23,076
Plant closure charges (income)	—	268	(495)	20,133

Operating income (loss)	284	15,113	13,022	(4,002)
Interest (expense) income, net	(210)	632	(505)	2,523

Operating income (loss) before income taxes	74	15,745	12,517	(1,479)
Income tax (benefit) provision	(971)	5,702	2,101	(900)

Net income (loss)	1,045	10,043	10,416	(579)
Less: Net loss attributable to non-controlling interest in India JV	(24)	—	(72)	—

Net income (loss) attributable to FreightCar America	$1,069	$10,043	$10,488	$(579)

Net income (loss) per common share attributable to FreightCar America — basic	$0.09	$0.85	$0.88	$(0.05)

Net income (loss) per common share attributable to FreightCar America — diluted	$0.09	$0.85	$0.88	$(0.05)

Weighted average common shares outstanding — basic	11,867,314	11,809,024	11,859,361	11,776,503

Weighted average common shares outstanding — diluted	11,875,748	11,841,236	11,864,161	11,776,503

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	In Capital	Shares	Amount	Loss	Earnings	Interest	Equity

Balance, December 31, 2007 (as restated)	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$153,120	—	$199,063

Net loss (as restated)	—	—	—	—	—	—	(579)	—	(579)
Pension liability activity, net of tax	—	—	—	—	—	49	—	—	49
Postretirement liability activity, net of tax	—	—	—	—	—	246	—	—	246

Comprehensive loss (as restated)	—	—	—	—	—	—	—	—	(284)

Stock options exercised	—	—	(939)	32,981	1,566	—	—	—	627
Restricted stock awards	—	—	(2,305)	48,547	2,305	—	—	—	—
Forfeiture of restricted stock awards	—	—	81	(2,180)	(81)	—	—	—	—
Stock-based compensation recognized	—	—	2,301	—	—	—	—	—	2,301
Deficiency of tax benefit from stock-based compensation	—	—	(192)	—	—	—	—	—	(192)
Cash dividends	—	—	—	—	—	—	(2,139)	—	(2,139)

Balance, September 30, 2008 (as restated)	12,731,678	$127	$98,216	(838,909)	$(39,807)	$(9,562)	$150,402	—	$199,376

Balance, December 31, 2008 (as restated)	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

Net income (loss)	—	—	—	—	—	—	10,488	(72)	10,416
Pension liability activity, net of tax	—	—	—	—	—	274	—	—	274
Postretirement liability activity, net of tax	—	—	—	—	—	104	—	—	104
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	7	—	—	7

Comprehensive income	—	—	—	—	—	—	—	—	10,801

Restricted stock awards	—	—	(1,969)	41,589	1,969	—	—	—	—
Forfeiture of restricted stock awards	—	—	24	(1,200)	(24)	—	—	—	—
Stock-based compensation recognized	—	—	1,653	—	—	—	—	—	1,653
Deficiency of tax benefit from stock-based compensation	—	—	(358)	—	—	—	—	—	(358)
Additional investment in noncontrolling interest in India JV	—	—	—	—	—	—	—	142	142
Cash dividends	—	—	—	—	—	—	(2,148)	—	(2,148)

Balance, September 30, 2009	12,731,678	$127	$97,603	(780,793)	$(36,926)	$(16,086)	$170,027	$171	$214,916

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
		2008
	2009	(as restated)
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to FreightCar America	$10,488	$(579)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Plant closure charges	—	20,133
Depreciation and amortization	4,024	3,215
Other non-cash items	2,359	(268)
Deferred income taxes	11,722	(7,811)
Compensation expense under stock option and restricted share award agreements	1,653	2,301
Noncontrolling interest in India JV	(72)	—
Changes in operating assets and liabilities:
Accounts receivable	70,861	(55,252)
Inventories	(27,075)	(65,669)
Leased railcars held for sale	(7,948)	(705)
Other current assets	(197)	(6,174)
Accounts payable	(19,108)	74,948
Accrued payroll and employee benefits	(4,768)	(4,178)
Income taxes receivable/payable	(1,789)	7,398
Accrued warranty	(1,073)	752
Other current liabilities and customer deposits	(6,964)	10,910
Deferred revenue, non-current	(599)	—
Accrued pension costs and accrued postretirement benefits	(12,204)	(6,163)

Net cash flows provided by (used in) operating activities	19,310	(27,142)

Cash flows from investing activities
Purchase of securities available for sale	(19,967)	—
Cost of railcars on operating leases produced or acquired	(8,758)	(35,201)
Purchases of property, plant and equipment	(4,047)	(4,117)

Net cash flows used in investing activities	(32,772)	(39,318)

Cash flows from financing activities
Payments on long-term debt	(28)	(48)
Deferred financing costs paid	(5)	(969)
Issuance of common stock	—	627
Investment in noncontrolling interest by joint venture partner	142	—
Cash dividends paid to stockholders	(2,148)	(2,139)

Net cash flows used in financing activities	(2,039)	(2,529)

Net decrease in cash and cash equivalents	(15,501)	(68,989)
Cash and cash equivalents at beginning of period	129,192	197,042

Cash and cash equivalents at end of period	$113,691	$128,053

Supplemental cash flow information:
Income taxes paid	$175	$1,276

Income tax refunds received	$(7,750)	$—

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
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, JAC Intermedco, Inc. (“Intermedco), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), FreightCar Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”) and FreightCar Roanoke, Inc. (“FCR”). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These amended interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2008.
Note 3 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance entitled, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. This new standard requires that the FASB’s Accounting Standards Codification (“ASC”) become the sole source of GAAP principles recognized by the FASB for nongovernmental entities and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB, issued changes to ASC 820 Fair Value Measurements and Disclosures, (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the valuation categories, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. ASC 820 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB deferred the effective date of ASC 820 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Implementation of the provisions of ASC 820 did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued changes to ASC 805, Business Combinations (formerly, SFAS No. 141(R), Business Combinations), which retains the fundamental requirements that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This standard requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. ASC 805 is effective for any business combination with an acquisition date on or after January 1, 2009. Implementation of ASC 805 will have only prospective impact on the Company’s financial statements.
In December 2008, the FASB issued changes to ASC 715, Compensation-Retirement Benefits (formerly, FASB Staff Position No. FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 now requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosures required by ASC 715 are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this ASC 715 are not required for earlier periods that are presented for comparative purposes. Since ASC 715 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the adoption of ASC 715 will not have an impact on the Company’s results of operations or financial position.
As of January 1, 2009, the Company adopted the provisions of the FASB’s changes to ASC 810 Consolidation (formerly, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51). ASC 810 requires the Company to present its interest in less than 100% owned subsidiaries in which it retains control as a component of shareholders’ equity in the balance sheet and recharacterize the component formerly known as minority interest as noncontrolling interest. ASC 810 also requires the Company to show the amount of net income attributable to both the Company and the noncontrolling interest on the face of the statement of operations and in the summary of comprehensive income. The effect of adoption was an increase of $101 to total stockholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to minority interests.
As of June 30, 2009, the Company adopted the provisions of the FASB’s changes to ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the Company’s financial statements since management already followed a similar approach prior to the adoption of this standard. In connection with the preparation of the condensed consolidated financial statements and in accordance with ASC 855, management evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date the financial statements were issued.
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
The components of the plant closure charges incurred for the nine months ended September 30, 2009 and 2008 are as follows:

	September 30,	September 30,
	2009	2008
Pension plan curtailment loss and special termination benefit costs	$—	$9,826
Postretirement plan curtailment loss and contractual benefit charges	—	8,889
Employee termination benefits	(166)	(375)
Insurance recoveries and other related costs	(329)	1,793

Total plant closure (income) charges	$(495)	$20,133

Note 5 — Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures (formerly, SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under ASC 820, fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and the placement within the fair value hierarchy levels.
The Company classifies the inputs to valuation techniques used to measure fair value as follows:
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities.
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. The Company has no instruments categorized in Level 2.
Level 3 — Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. The Company has no instruments categorized in Level 3.
The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

	As of September 30, 2009
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

ASSETS:
Securities available for sale — fixed income government obligations	$19,986	$—	$—	$19,986
During the third quarter of 2009 the Company purchased a fixed income government obligation with a par value of $20.0 million and a maturity date of March 15, 2010. The security was classified as available-for-sale at September 30, 2009 and recorded at fair value on our consolidated balance sheet. The Company subsequently sold the security during the fourth quarter of 2009.
Note 6 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30,	December 31,
	2009	2008
Work in progress	$37,369	$23,618
Finished new railcars	7,510	5,513
Used railcars acquired upon trade-in	11,312	1,965

Total inventories	$56,191	$31,096

Note 7— Leased Railcars
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
Initially as of the date of manufacture and on a quarterly basis thereafter the Company evaluates leased railcars to determine if the leased railcars qualify as “assets held for sale.” If all of the held for sale criteria are met, including the determination by management that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet (leased assets held for sale). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether those market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Leased railcars held for sale are carried at the lower of carrying value or fair value less cost to sell and are not depreciated.
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years.
The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months as the manufacture of the railcars and the sale is within the 12-month period specified by accounting guidance and represents the completion of the sales process. The Company recognizes revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
Leased railcars at September 30, 2009 included leased railcars classified as held for sale of $9,528 and railcars on operating leases classified as long-term assets of $52,334. Due to a decline in asset values in the current market, an impairment write-down of $360 related to these railcars on operating leases was recorded during the first nine months of 2009. Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,490 and railcars on operating leases classified as long-term assets of $34,735.
Leased railcars at September 30, 2009 are subject to lease agreements with external customers with terms of up to seven years.
Future minimum rental revenues on leased railcars at September 30, 2009 are as follows:

Three months ending December 31, 2009	$1,135
Year ending December 31, 2010	4,295
Year ending December 31, 2011	3,066
Year ending December 31, 2012	615
Year ending December 31, 2013	104
Thereafter	—

$9,215

Note 8 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2009	2008
Buildings and improvements	$19,056	$20,918
Machinery and equipment	31,188	42,352

Cost of buildings, improvements, machinery and equipment	50,244	63,270
Less: Accumulated depreciation and amortization	(21,543)	(38,996)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	28,701	24,274
Land	151	701
Construction in process	—	5,607

Total property, plant and equipment, net	$28,852	$30,582

During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility, which was closed in December 2007, were classified as available for sale. The facility had a net book value of $2,461 at September 30, 2009, which included land, building and equipment in the amounts of $550, $1,468 and $443, respectively.
Note 9 — Goodwill and Intangible Assets
The Company evaluates goodwill for impairment as of January 1 of each year. The valuation uses a combination of methods to determine the fair value of the Company (which consists of one reporting unit) including prices of comparable businesses, a present value technique and recent transactions involving businesses similar to the Company. There was no adjustment required based on the annual impairment tests for 2009 and 2008.
Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2009	2008
Patents	$13,097	$13,097
Accumulated amortization	(9,048)	(8,604)

Patents, net of accumulated amortization	4,049	4,493
Goodwill	21,521	21,521

Total goodwill and intangible assets	$25,570	$26,014

Patents are being amortized on a straight-line method over their remaining legal life. The weighted average remaining life of the Company’s patents is 8 years. Amortization expense related to patents, which is included in cost of sales, was $444 for each of the nine months ended September 30, 2009 and 2008. The Company estimates amortization expense for each of the two years in the period ending December 31, 2010 will be approximately $590 and for each of the two years in the period ending December 31, 2012 will be approximately $586 and for the year ending December 31, 2013 will be approximately $582.
The Company evaluates its patent intangibles for impairment at least annually and has identified no impairment during 2008 or 2009.

Note 10 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to six years. The changes in the warranty reserve for the three and nine month periods ended September 30, 2009 and 2008, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at the beginning of the period	$10,768	$10,916	$11,476	$10,551
Provision for warranties issued during the period	203	925	672	2,641
Reductions for payments, cost of repairs and other	(568)	(538)	(1,745)	(1,889)

Balance at the end of the period	$10,403	$11,303	$10,403	$11,303

Note 11 — Revolving Credit Facilities
On August 24, 2007, the Company entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50,000 senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50,000; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5,000. The amount available under the revolving credit facility is based on the lesser of (i) $50,000 or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20,000 borrowing base reserve. Since the Company’s accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of the business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $7,651 and $38,510 as of September 30, 2009 and December 31, 2008, respectively.
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
As of September 30, 2009 and December 31, 2008, the Company had no borrowings under the Credit Agreement. The Company had $2,607 and $11,490 in outstanding letters of credit under the letter of credit sub-facility as of September 30, 2009 and December 31, 2008, respectively. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
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

Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of September 30, 2009 and December 31, 2008, the Company had no borrowings under the JAIX Credit Agreement.
As of September 30, 2009, the Company was in compliance with the representations and covenants contained in these agreements.
Note 12 — Stock-Based Compensation
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
During the second quarter of 2009, the Company awarded 13,665 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. During the third quarter of 2009, the Company awarded 2,000 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with the continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award based on traded market prices for the Company’s stock.
On May 12, 2009, the Company awarded 1,000 non-qualified stock options to a certain employee of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on May 12, 2010 and have a contractual term of 10 years. The exercise price of each option is $17.84, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $8.13 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2009 stock options: expected lives of the options of 6 years; expected volatility of 53.17%; risk-free interest rate of 2.02%; and expected dividend yield of 1.37%. Expected life in years was determined using the simplified method. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.
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
As of September 30, 2009, there was $565 of unearned compensation expense related to the stock options and restricted stock granted during the nine months ended September 30, 2009, which will be recognized over the average remaining requisite service period of 22 months.
Note 13 — Comprehensive Income
Comprehensive income consists of net operating income or loss and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating income or loss reported in the Condensed Consolidated Statements of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net operating income (loss)	$1,069	$10,043	$10,488	$(579)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	41	64	378	295
Market value adjustment for securities available for sale, net of tax	7	—	7	—

Total comprehensive income (loss)	$1,117	10,107	$10,873	$(284)

Note 14 — Employee Benefit Plans
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
The components of net periodic benefit cost for the three months and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension Benefits
Service cost	$6	$282	$306	$846
Interest cost	931	842	2,883	2,526
Plant closure cost	—	—	—	9,826
Expected return on plan assets	(733)	(940)	(2,207)	(2,819)
Amortization of prior service cost	26	—	78	—
Amortization of unrecognized net (gain) loss	(8)	7	368	21

	$222	$191	$1,428	$10,400

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Postretirement Benefit Plan
Service cost	$20	$17	$44	$51
Interest cost	976	808	2,962	2,424
Plant closure cost	—	—	—	8,889
Amortization of prior service cost	69	56	181	168
Amortization of unrecognized net (gain) loss	(1)	41	(1)	123

	$1,064	$922	$3,186	$11,655

The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. In addition, the plant closure decision triggered contractual special pension benefits for the Company’s pension plan and contractual termination benefits for the Company’s postretirement plan during 2008. These pension and postretirement benefit costs are included in “Plant closure charges” on the consolidated statements of operations. The Company recorded additional pension and postretirement benefit costs related to this action of $9,826 and $8,889, respectively, during the nine months ended September 30, 2008.

The Company made contributions to the Company’s defined benefit pension plans of $12,075 and $6,750, respectively, for the three months ended September 30, 2009 and 2008, and $12,075 and $6,750, respectively for the nine months ended September 30, 2009 and 2008. Total contributions to the Company’s defined benefit pension plans in 2009 are expected to be approximately $12,566. The Company made payments to the Company’s postretirement benefit plan of approximately $1,588 and $928, respectively, for the three months ended September 30, 2009 and 2008, and $4,493 and $2,738, respectively, for the nine months ended September 30, 2009 and 2008. Total payments to the Company’s postretirement benefit plan in 2009 are expected to be approximately $5,329. As of December 31, 2008, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $59,688 and $60,657, respectively, which exceeded the fair value of plan assets by $26,689 and $60,657, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $190 and $339 for the three months ended September 30, 2009 and 2008, respectively, and $863 and $1,166 for the nine months ended September 30, 2009 and 2008, respectively.
Note 15 — Contingencies
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
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies and estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income.
Note 16 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	11,867,314	11,809,024	11,859,361	11,776,503
Dilutive effect of employee stock options and nonvested share awards	8,434	32,212	4,800	—

Weighted average diluted common shares outstanding	11,875,748	11,841,236	11,864,161	11,776,503

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For each of the three and nine months ended September 30, 2009, there were 159,240 stock options and 43,682 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. For the three months ended September 30, 2008, there were 10,000 stock options and 36,667 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. Because the Company had a net loss for the nine months ended September 30, 2008, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period.
Note 17 — Sales Contract Termination Revenue
During the first quarter of 2009, the Company received a termination fee of $3,935 from a customer in connection with reducing the number of railcars to be purchased under a previously agreed-to contract. The contract termination fee is included in “Revenues” on the condensed consolidated statements of operations for the nine months ended September 30, 2009.
Note 18 — Restatement of Prior Period Condensed Consolidated Financial Statements
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
As a result the Company has restated the accompanying consolidated statements of operations, statement of stockholders’ equity and statement of cash flows for the periods ended September 30, 2008. The following discloses each line item on the Company’s condensed consolidated financial statements as originally reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2008 filed with the Securities and Exchange Commission on November 3, 2008, the increase (decrease) in each line item on the Company’s condensed consolidated financial statements as a result of the restatement and each line item on the Company’s condensed consolidated financial statements as restated.

Condensed Consolidated Statement of Operations
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30, 2008
	As Previously	Effect of
	Reported	Restatement	Restated
Revenues	$474,441	$—	$474,441
Cost of sales	440,112	(4,878)	435,234

Gross profit	34,329	4,878	39,207
Selling, general and administrative expense (including non-cash stock-based compensation expense of $2,301)	23,076	—	23,076
Plant closure charges	20,133	—	20,133

Operating loss	(8,880)	4,878	(4,002)
Interest income, net	2,523	—	2,523

Operating loss before income taxes	(6,357)	4,878	(1,479)
Income tax benefit	(2,644)	1,744	(900)

Net (loss) income	(3,713)	3,134	(579)
Less: Net (loss) income attributable to noncontrolling interest in India JV	—	—	—

Net (loss) income attributable to FreightCar America	$(3,713)	$3,134	$(579)

Net (loss) income per common share attributable to FreightCar America — basic	$(0.32)	$0.27	$(0.05)

Net (loss) income per common share attributable to FreightCar America — diluted	$(0.32)	$0.27	$(0.05)

Weighted average common shares outstanding—basic	11,776,503		11,776,503

Weighted average common shares outstanding—diluted	11,776,503		11,776,503

Dividends declared per common share	$0.18		$0.18

For disclosures regarding the increase (decrease) to the condensed consolidated statements of operations for the three months ended September 30, 2008, see the Company’s Form 10-K/A for the year ended December 31, 2008.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2008
	As Previously	Effect of
	Reported	Restatement	Restated

Cash flows from operating activities
Net (loss) income attributable to FreightCar America	$(3,713)	$3,134	$(579)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Plant closure charges	20.133	—	20.133
Depreciation and amortization	3,215	—	3,215
Other non-cash items	(268)	—	(268)
Deferred income taxes	(7,811)	—	(7,811)
Compensation expense under stock option and restricted share award agreements	2,301	—	2,301
Changes in operating assets and liabilities:
Accounts receivable	(55,252)	—	(55,252)
Inventories	(63,633)	(2,036)	(65,669)
Leased railcars held for sale	(705)	—	(705)
Other current assets	(6,174)	—	(6,174)
Accounts payable	78,026	(3,078)	74,948
Accrued payroll and employee benefits	(4,178)	—	(4,178)
Income taxes receivable/payable	5,654	1,744	7,398
Accrued warranty	752	—	752
Other current liabilities and customer deposits	10,910	—	10,910
Accrued pension costs and accrued postretirement benefits	(6,163)	—	(6,163)

Net cash flows used in operating activities	(26,906)	(236)	(27,142)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,117)	—	(4,117)
Cost of railcars on operating leases produced or acquired	(35,437)	236	(35,201)

Net cash flows used in investing activities	(39,554)	236	(39,318)

Cash flows from financing activities
Payments on long-term debt	(48)	—	(48)
Deferred financing costs paid	(969)	—	(969)
Issuance of common stock	627	—	627
Cash dividends paid to stockholders	(2,139)	—	(2,139)

Net cash flows used in financing activities	(2,529)	—	(2,529)

Net decrease in cash and cash equivalents	(68,989)	—	(68,989)
Cash and cash equivalents at beginning of period	197,042	—	197,042

Cash and cash equivalents at end of period	$128,053	$—	$128,053

Supplemental cash flow information
Income taxes paid	$1,276	$—	$1,276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our condensed consolidated financial statements for the three months and nine months ended September 30, 2008. The restatement is more fully described in Note 18 to the condensed consolidated financial statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
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
There were no orders for new railcars in the third quarter of 2009, compared to 694 units ordered in the second quarter of 2009 and 2,329 units ordered in the third quarter of 2008. Railcar deliveries totaled 695 units in the third quarter of 2009, compared to 1,207 units delivered in the second quarter of 2009 and 3,082 units delivered in the third quarter of 2008. Total backlog of unfilled orders was 777 units at September 30, 2009, compared to 1,472 units at June 30, 2009, and 2,620 units at December 31, 2008.
The market for new coal-carrying railcars continues to be very soft. Although coal loadings have modestly improved in recent weeks, commodity loadings for North American rails continue to be significantly reduced compared to 2008 levels. The number of railcars that are currently in storage continues to increase, placing downward pressure on the demand for coal-carrying railcars. Recession-driven reductions in demand for electricity, ample utility stockpiles, natural gas substitution and lower coal production have also contributed to the decline in coal activity. We anticipate that these economic factors will continue to challenge the market for coal-carrying railcars in North America throughout the remainder of 2009 and well into 2010.
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

Restatement of Consolidated Financial Statements
On July 28, 2009, we announced that we had identified historical accounting errors relating to accounts payable. The accounting errors resulted in the understatement of cumulative net earnings from the fourth quarter of 2007 through the first quarter of 2009. We undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. Our review determined that the errors were attributable to flaws in the design of internal IT and accounting processes to account for receipt of certain goods that were implemented in the fourth quarter of 2007. These flaws represented material weaknesses in the Company’s internal controls relating to changes in information systems, inventory valuation and account reconciliations
Our review was overseen by the Audit Committee with the assistance of management, and legal counsel, IT consultants and forensic accountants engaged by management. After analyzing the size and timing of the errors, we determined that, in aggregate, the errors were material and would require us to restate certain of our previously issued financial statements. On September 16, 2009, we filed an amended annual report on Form 10-K/A with the Securities and Exchange Commission (“SEC”) to restate our financial statements for the years ended December 31, 2008 and 2007, and for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008. On that date, we also filed an amended quarterly report on Form 10-Q/A with the SEC to restate our quarterly financial statements for the period ended March 31, 2009. In addition, we have restated our interim condensed consolidated statements of operations, statement of stockholders’ equity and statement of cash flows for the periods ended September 30, 2008, as reported in this quarterly report on Form 10-Q.
The effects of the restatement on selected statement of operations line items for the three and nine month periods ended September 30, 2008, are as follows:

Increase/(Decrease) in statement of	Three Months Ended	Nine Months Ended
operations line items (in thousands)	September 30, 2008	September 30, 2008
Cost of sales	$(4,171)	$(4,878)
Gross profit	4,171	4,878
Operating income (loss) before income taxes	4,171	4,878
Income tax provision (benefit)	1,517	1,744
Net income (loss)	2,654	3,134
RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
Revenues
Our sales for the three months ended September 30, 2009 were $55.1 million compared to $238.0 million for the three months ended September 30, 2008. Total deliveries in the third quarter of 2009 were 695 units, compared to 3,082 total units delivered in the third quarter of last year. The decrease in sales revenue was due primarily to lower coal car sales driven by reduced industry demand. Coal loadings in the third quarter of 2009 have significantly decreased from 2008 levels, and the number of railcars in storage remains high. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009. We continue to aggressively pursue market opportunities and believe that we are maintaining our strong market position.
Gross Profit
Our gross profit for the third quarter of 2009 was $6.9 million, compared to $22.6 million for the third quarter of 2008, a decrease of $15.7 million. The corresponding margin rate was 12.5% for the third quarter of 2009, compared with 9.5% generated in the third quarter of 2008. The increase in the margin rate quarter over quarter was due to a variety of factors: (i) a decrease in the number of new cars sold (the gross margin rate on new sales is less than the margin rate on other revenues, resulting in a product mix that is favorable to the margin rate); and (ii) increases in lease and after-market revenues, which generally carry higher margin rates than revenues from the sale of new cars.

Selling, General and Administrative Expense
Selling, general and administrative expenses for the three months ended September 30, 2009 were $6.6 million compared to $7.2 million for the three months ended September 30, 2008, representing a decrease of $0.6 million. The decrease in selling, general and administrative expenses for the third quarter of 2009 compared to the 2008 period is primarily attributable to reductions in salaries and benefits as we reduced headcount in line with the size of the business over the past 12 months, partially offset by costs incurred in connection with the restatement of our financial statements.
Plant Closure Charges
Results for the three months ended September 30, 2008 include plant closure charges of $0.3 million which represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. These costs included actuarial charges related to our pension and postretirement benefit plans and additional legal fees related to the plant closure.
Interest Income
Interest income, net for the three months ended September 30, 2009 decreased $0.8 million compared to the three months ended September 30, 2008 as interest rates decreased compared to 2008 levels.
Income Taxes
The income tax benefit was $1.0 million for the three months ended September 30, 2009. The income tax benefit for the three months ended September 30, 2009 included a deferred tax benefit of $0.6 million related to an increase in the Illinois blended tax rate to account for idling of our Roanoke, Virginia manufacturing facility during the third quarter of 2009. The income tax provision was $5.7 million, at an effective tax rate of 36.2%, for the three months ended September 30, 2008. The effective tax rate for the third quarter of 2008 was higher than the statutory U.S. federal income tax rate of 35% primarily due the addition of a 3.8% blended state rate less a 1.9% effect for domestic manufacturing deductions and less a 0.7% effect from other permanent differences.
Net Income Attributable to FreightCar America
As a result of the foregoing, net income attributable to FreightCar America was $1.1 million for the three months ended September 30, 2009, compared to net income attributable to FreightCar America of $10.0 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, our basic and diluted net income per share was $0.09, on basic and diluted shares outstanding of 11,867,314 and 11,875,748, respectively. For the three months ended September 30, 2008, our basic and diluted net income per share was $0.85, on basic and diluted shares outstanding of 11,809,024 and 11,841,236, respectively.
Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
Revenues
Our sales for the nine months ended September 30, 2009 were $199.0 million compared to $474.4 million for the nine months ended September 30, 2008. Revenues for the nine months ended September 30, 2009 include $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. Total deliveries for the nine months ended September 30, 2009 were 2,876 units, compared to 6,695 total units delivered in the corresponding period of 2008. The decrease in sales revenue was due primarily to lower coal car sales driven by reduced industry demand. Coal loadings in 2009 have significantly decreased from 2008 levels, and the number of railcars in storage remains high. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009. We continue to aggressively pursue market opportunities and believe that we are maintaining our strong market position.
Gross Profit
Our gross profit for the nine months ended September 30, 2009 was $33.2 million, compared to $39.2 million for the nine months ended September 30, 2008, a decrease of $6.0 million. The corresponding margin rate was 16.7% for the nine months ended September 30, 2009, compared with 8.3% generated in the corresponding period of 2008. The increase in the margin rate year over year was due to a variety of factors: (i) a decrease in the number of new cars sold (the gross margin rate on new sales is less than the margin rate on other revenues, resulting in a product mix that is favorable to the margin rate); (ii) higher margin rates on new car sales; (iii) increases in lease and after-market revenues, which generally carry higher margin rates than revenues from the sale of new cars: and (iv) the contract termination fee recorded in the first quarter of 2009 as previously disclosed.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the nine months ended September 30, 2009 were $20.6 million compared to $23.1 million for the nine months ended September 30, 2008, representing a decrease of $2.5 million. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2009 compared to the 2008 period is primarily attributable to reductions in salaries and benefits of $2.0 million (including a reduction in stock-based compensation of $0.6 million) and outside professional services of $1.0 million. We continue to reduce costs to align our overhead structure with the size of the business.
Plant Closure Charges
Results for the nine months ended September 30, 2008 include previously disclosed plant closure charges of $20.1 million. These costs include charges of $18.7 million arising under our pension and postretirement benefit plans as well as related closure costs.
Interest Income
Interest income, net for the nine months ended September 30, 2009 decreased $3.0 million compared to the nine months ended September 30, 2008 as interest rates decreased compared to 2008 levels.
Income Taxes
The income tax provision was $2.1 million, at an effective tax rate of 16.79%, for the nine months ended September 30, 2009, compared to an income tax benefit of $0.9 million, at an effective tax rate of 60.9%, for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.2% for the positive effect of tax-deductible goodwill, partially offset by an increase due the ASC 740 reserve of 1.6%, an increase due to nondeductible expenses of 0.6% and the impact of provision to return adjustments of 0.6%. The effective tax rate for the nine months ended September 30, 2009 was positively impacted by the benefit of applying an increase in the Illinois tax rate against short-term deferred tax assets. The increase in the Illinois tax rate resulted from an increase in the percentage of sales revenue apportioned to Illinois due to the idling of our Roanoke, Virginia manufacturing facility during the third quarter of 2009. The effective tax rate for the nine months ended September 30, 2008 included an income tax benefit of $7.5 million resulting from $20.1 million of plant closure charges. The effective tax rate for the nine months ended September 30, 2008 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a change in annualized income that significantly impacted the financial statements.
Net Income Attributable to FreightCar America
As a result of the foregoing, net income attributable to FreightCar America was $10.5 million for the nine months ended September 30, 2009, compared to a net loss attributable to FreightCar America of $0.6 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, our basic and diluted net income per share was $0.88, on basic and diluted shares outstanding of 11,859,361 and 11,864,161, respectively. For the nine months ended September 30, 2008, our basic and diluted net loss per share was $0.05, on basic and diluted shares outstanding of 11,776,503.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the nine months ended September 30, 2009 and 2008, were our cash balances on hand, our leased railcars held for sale and our two revolving credit facilities.
On August 24, 2007, we entered into the Second Amended and Restated Credit Agreement (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50.0 million senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $50.0 million or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20.0 million borrowing base reserve. Since our accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of our business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $7.7 million and $38.5 million as of September 30, 2009 and December 31, 2008, respectively.
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
As of September 30, 2009 and December 31, 2008, we had no borrowings under our revolving credit facilities. We had $2.6 million and $11.5 million in outstanding letters of credit under the letter of credit sub-facility as of September 30, 2009 and December 31, 2008, respectively, which reduced the amount available for borrowing under the facility. Under the Credit Agreement, our subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
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
Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of September 30, 2009, we had no borrowings under the JAIX Credit Agreement.
As of September 30, 2009, we were in compliance with the representations and covenants contained in these agreements.
During 2008, in response to competitive market conditions, we selectively began to produce and offer railcars under operating lease arrangements with certain customers. We also continually evaluate opportunities to package and sell our leases to our leasing company customers. As of September 30, 2009, the total value of railcars under operating leases was $61.9 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. We anticipate that we will continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under our credit facilities, or both, as the Company evaluates its liquidity and capital resources. Leased railcars held for sale are current assets and are therefore a source of liquidity.
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

During the third quarter of 2009 we purchased a Federal National Mortgage Association security with a par value of $20.0 million and a maturity date of March 15, 2010. The security was classified as available for sale at September 30, 2009 and recorded at fair value on our consolidated balance sheet. We subsequently sold the security during the fourth quarter of 2009 for a slight gain
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with the value of leased railcars held for sale and amounts available under our revolving credit facilities, will be sufficient to meet our anticipated liquidity needs for the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund organic growth opportunities and cost reduction programs, including new plant and equipment and the development of railcars and pursuit of strategic opportunities, including joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other market opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2008, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $59.7 million and $60.7 million, respectively, which exceeded the fair value of plan assets by $26.7 million and $60.7 million, respectively. In July 2009, September 2009 and October 2009, we made contributions relating to our defined benefit pension plans of $0.5 million, $11.6 million and $0.5 million, respectively. We may elect to adjust the level of future contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2009, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$14,313	$2,507	$5,235	$5,043	$1,528
Material and component purchases	124,476	36,966	55,746	31,764	—

Total	$138,789	$39,473	$60,981	$36,807	$1,528

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $5.2 million of long-term liabilities for unrecognized tax benefits and accrued interest and penalties at September 30, 2009 because the timing of the payout of these liabilities cannot be determined.

Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
		2008
	2009	(as restated)
	(In thousands)
Net cash provided by (used in):
Operating activities	$19,310	$(27,142)
Investing activities	(32,772)	(39,318)
Financing activities	(2,039)	(2,529)

Total	$(15,501)	$(68,989)

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
Our net cash provided by operating activities for the nine months ended September 30, 2009 was $19.3 million compared to net cash used in operating activities of $27.1 million for the nine months ended September 30, 2008. The increase of $46.4 million in cash flows from operating activities (year over year) was primarily due to an increase of $164.7 million generated by working capital accounts such as accounts receivable and inventories, partially offset by decreases of $94.1 million in accounts payable, $17.9 million in customer deposits and $7.2 million in leased assets held for sale.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2009 was $32.8 million compared to $39.3 million for the nine months ended September 30, 2008. Net cash used in investing activities for the nine months ended September 30, 2009 consisted of the cost of securities available for sale of $20.0 million, railcars under operating leases produced or acquired of $8.5 million and capital expenditures of $4.3 million. The securities available for sale were sold for a slight gain during the fourth quarter of 2009. Net cash used in investing activities for the nine months ended September 30, 2008 consisted of the cost of railcars under operating leases produced or acquired of $35.2 million and capital expenditures of $4.1 million.
Financing Activities. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2009 and consisted primarily of cash dividends to our stockholders. Net cash used in financing activities for the nine months ended September 30, 2008 was $2.6 million and consisted primarily of cash dividends to our stockholders of $2.1 million and deferred financing costs paid of $1.0 million, partially offset by the proceeds from stock options exercised of $0.6 million.
Capital Expenditures
Our capital expenditures were $4.3 million in the nine months ended September 30, 2009 compared to $4.1 million in the nine months ended September 30, 2008. Capital expenditures for the remainder of 2009 will include IT-related costs, primarily related to our implementation of a new ERP system.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of September 30, 2009, there were no borrowings under the revolving credit facility and we had issued approximately $2.6 million in letters of credit under the sub-facility for letters of credit.
We also have a $60.0 million revolving credit facility, which provides for the financing of the production or acquisition of railcars to be leased. As of September 30, 2009, there were no borrowings under this credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2009, the Company implemented an Oracle ERP system. The Company modified certain existing internal controls related to the processes that were affected by the implementation of the ERP system. Apart from this implementation, there have not been any changes in the Company’s internal controls over financial reporting that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Account Reconciliations
Management is in the process of revising its policies and procedures for the reconciliation of significant balance sheet accounts to provide for a more robust and detailed reconciliation to support month-end and quarterly balances. In connection with the implementation of the new ERP system, management has prepared a procedure governing the reconciliation of the unvouchered payables account and other accounts, which was distributed to the appropriate accounting and supervisory personnel during the third quarter of 2009.
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

FREIGHTCAR AMERICA, INC.
Date: November 9, 2009	By:	/s/ Christian B. Ragot
Christian B. Ragot, President and
Chief Executive Officer

	By:	/s/ Christopher L. Nagel
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