Form 10-K
period 2009-12-31
FreightCar America, Inc.
filed 2010-03-15
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was $198.6 million, based on the closing price of $16.81 per share on the Nasdaq Global Market.
     As of March 11, 2010, there were 11,937,896 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2009.
Part III

FREIGHTCAR AMERICA, INC.

PART I
Item 1. Business.
OVERVIEW
We and our predecessors have been manufacturing railcars since 1901. We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of aluminum-bodied coal-carrying railcars, which represented 86% of our deliveries of railcars in 2009 and 69% of our deliveries of railcars in 2008, while the balance of our production consisted of a broad spectrum of railcar types, including aluminum-bodied and steel-bodied railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.
We are the leading North American manufacturer of coal-carrying railcars. We estimate that we have manufactured 65% of the coal-carrying railcars delivered over the three years ended December 31, 2009 in the North American market. Our BethGon® railcar has been the leading aluminum-bodied coal-carrying railcar sold in North America for nearly 20 years. Over the last 25 years, we believe we have built and introduced more types of coal-carrying railcars than all other manufacturers in North America combined.
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
Our primary customers are financial institutions, shippers and railroads, which represented 49%, 43% and 8%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2009. In the year ended December 31, 2009, we delivered 3,377 railcars, including 2,876 aluminum-bodied coal-carrying railcars. Our total backlog of firm orders for railcars decreased from 2,424 railcars as of December 31, 2008 to 265 railcars as of December 31, 2009, representing estimated sales of $183 million and $25 million as of December 31, 2008 and 2009, respectively, attributable to such backlog. In 2008, we began offering railcar leasing and refurbishment alternatives to our customers; an approach designed to enhance our position as a full service provider to the railcar industry. As a result of our expansion into these services, our backlog at December 31, 2009 included 60 units under firm operating leases with independent third parties. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and will remain revenue producing assets into the foreseeable future.
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
•	BethGon Series. The BethGon® is the leader in the aluminum-bodied coal-carrying gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal-carrying railcar in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and improve its reliability.

•	AutoFlood Series. Our aluminum bodied open-top hopper railcar, the AutoFlood™, is a five-pocket coal-carrying railcar equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and introduced the AutoFlood II and AutoFlood III designs in 1996 and 2002, respectively. Both the AutoFlood II and AutoFlood III design incorporate the automatic rapid discharge system, the MegaFlo™ door system, a patented mechanism that uses an over-center locking design, enabling the cargo door to close with tension rather than by compression. Further, AutoFlood railcars can be equipped with rotary couplers to permit rotary unloading.

•	Other Coal-Carrying Railcars. We also manufacture a variety of other types of aluminum and steel-bodied coal-carrying railcars, including triple hopper, hybrid aluminum/stainless steel and flat bottom gondola railcars.

•	Other Railcar Types. Our portfolio of other railcar types includes the following: The AVC™ Aluminum Vehicle Carrier design is used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; the Articulated Bulk Container railcar is designed to carry dense bulk products such as waste products in 20 foot containers; Intermodal Double Stack railcars, including a stand-alone, 40 foot well car and the DynaStack® articulated, 5-unit, 40 foot well car for international containers; a Small Cube Covered Hopper railcar used to transport high density products such as roofing granules, fly ash, sand and cement; a Mill Gondola Railcar used to transport steel products and scrap; Slab and Coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; Flat Railcars, Bulkhead Flat Railcars and Centerbeam Flat Railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest products and other bulky industrial products; a Woodchip Gondola Railcar designed to haul woodchips and municipal waste or other high-volume, low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry aggregates, iron ore, taconite pellets, petroleum coke and other bulk commodities. For example, our VersaFlood™ aggregate car features the MegaFlo IA™ independent automatic door system with an optional hybrid aluminum/carbon steel body design

•	International Railcar Designs. We have established a licensing arrangement with a railcar manufacturer in Brazil pursuant to which our technology is used to produce various types of railcars in Brazil. In addition, we manufacture coal-carrying railcars for export to Latin America and have manufactured intermodal railcars for export to the Middle East. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales. In 2008 we established a joint venture in India. The joint venture company, Titagarh FreightCar Private Ltd., is developing prototype railcars based on our designs. We continue to explore opportunities in other international markets.

•	Spare Parts. We sell replacement parts for our railcars and railcars built by others.
We have added 15 new or redesigned products to our portfolio in the last five years, including the AVC, slab railcar, coil steel railcar, triple hopper railcars and hybrid aluminum/stainless steel railcars, ore cars, ballast cars and aggregate cars. We expect to continue introducing new or redesigned products.

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
In 2009, revenue from three customers, Mitsui Rail Capital, Grand River Dam Authority and Bank of America Leasing, accounted for approximately 15%, 15% and 14% of total revenue, respectively. In 2009, sales to our top five customers accounted for approximately 63% of total revenue. Our railcar sales to customers outside the United States were $43.1 million in 2009. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.
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
RESEARCH AND DEVELOPMENT
Our railcar research and development activities provide us with an important competitive advantage. Although railcar designs have been historically slow to change in our industry, we have introduced 15 new railcar designs or product-line extensions in the last five years. Our research and development team, working within our engineering group, is dedicated to the design of new products. In addition, the team continuously identifies design upgrades for our existing railcars, which we implement as part of our effort to reduce costs and improve quality. We introduce new railcar designs as a result of a combination of customer feedback and close observation of market demand trends. Our engineers use current modeling software and three-dimensional modeling technology to assist with product design. New product designs are tested for compliance with AAR standards prior to introduction. Costs associated with research and development are expensed as incurred and totaled $0.8 million, $2.0 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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

	Year Ended December 31,
	2009	2008	2007
Railcar backlog at start of period	2,424	5,399	9,315
Railcars delivered	(3,377)	(10,276)	(10,282)
Railcar orders, net of cancellations	1,218	7,301	6,366

Railcar backlog at end of period	265	2,424	5,399

Estimated backlog at end of period (in thousands) (1)	$24,839	$183,441	$422,054

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
Our backlog at December 31, 2009 included 60 units under firm operating leases with independent third parties. Although our reported backlog is typically converted to sales within one year, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk Factors—Risks Related to Our Business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.”
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
Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its American Steel Foundries subsidiary, wheels through its Griffin Wheel Company subsidiary, draft components through its Keystone subsidiary and bearings through its Brenco subsidiary. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our cold-rolled center sills, which were used in 99% and 91% of our railcars produced in 2009 and 2008, respectively. Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”
Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 200 suppliers. No single supplier accounted for more than 21% and 22% of our total purchases in 2009 and 2008, respectively. Our top ten suppliers accounted for 69% and 68% of our total purchases in 2009 and 2008, respectively.
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
EMPLOYEES
As of December 31, 2009, we had 188 employees, of whom 121 were salaried and 67 were hourly wage earners. As of December 31, 2009, approximately 58, or 31%, of our employees were members of unions. As of December 31, 2008, we had 875 employees, of whom 173 were salaried and 702 were hourly wage earners. As of December 31, 2008, approximately 452, or 52%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”
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
RISKS RELATED TO THE RAILCAR INDUSTRY
We operate in a highly cyclical industry, and our industry and markets are influenced by factors that are beyond our control, including U.S. economic conditions. In addition, the current weakness in the credit markets may limit our customers’ ability to obtain financing to purchase railcars from us. Such factors could adversely affect demand for our railcar offerings.
Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 railcars in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. Industry-wide railcar deliveries again peaked in 2006 with deliveries of 74,729 before declining to 21,682 in 2009. Our railcar deliveries trended downward from

18,764 in 2006 to 3,377 in 2009. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.
We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.
Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 33% of our total sales for the five-year period. In 2009, sales to our top three customers accounted for approximately 15%, 15% and 14%, respectively, of our total sales. In 2008, sales to our top three customers accounted for approximately 22%, 21% and 10%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business and financial results.
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
The potential cost volatility of the raw materials that we use to manufacture railcars, especially aluminum and steel, and delivery delays associated with these raw materials may adversely affect our financial condition and results of operations.
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
We rely upon third-party suppliers for wheels and other components for our railcars. For the year ended December 31, 2004, due to a shortage of wheels and other railcar components, our deliveries were limited to 7,484 railcars, even though we had orders and production capacity to manufacture more railcars. The limited supply of wheels and other railcar components did not impact our deliveries for the years ended December 31, 2005 through 2009. In the future suppliers of railcar components may be unable to meet the short-term or longer-term demand of our industry for wheel and other railcar components. In the event that any of our suppliers of railcar components were to stop or reduce the production of wheels or the other railcar components that we use, go out of business, refuse to continue their business relationships with us or become subject to work stoppages, our business would be disrupted. We have in the past experienced challenges sourcing these railcar components to meet our increasing production requirements. Our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources for these components, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and our operating results may be significantly affected. In an effort to secure a supply of wheels, we have developed foreign sources that require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, a particular supplier, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for wheels or other railcar components than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, financial condition and operating results.
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
Coal-carrying railcars are our primary railcar type, representing 92% and 89% of our sales revenues in 2009 and 2008, respectively, and 92% of the total railcars that we delivered in both 2009 and 2008. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal-carrying railcar lines, to select an alternative energy source to coal, thereby reducing the strength of the market for coal-carrying railcars. For example, if utility companies were to begin preferring natural gas instead of coal as an energy source, demand for our coal-carrying railcar lines would decrease and our operating results may be negatively affected.
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
We rely upon a single supplier to manufacture all of our cold-rolled center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Substantially all of the railcars that we produced in 2009 and 2008 were manufactured using this cold-rolled center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our cold-rolled center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our cold-rolled center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our cold-rolled center sills than we currently pay. The prices for our cold-rolled center sills may also be impacted by the rising cost of steel and all other materials used in the production of our cold-rolled center sills. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition and results of operations.
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
The cost of health care benefits in the United States has increased significantly, leading to higher costs for us to provide health care benefits to our active and retired employees, and we expect these costs to increase in the future. If these costs continue to rise, our results of operations will be adversely affected. During the term of our existing union agreements we are unable to limit our costs by changing or eliminating coverage under our employee benefit plans because a significant majority of our employee benefits are governed these agreements. For example, as of December 31, 2009, our postretirement benefit obligation was $63.3 million, all of which is unfunded. Although the Johnstown settlement during 2003 limits our future liabilities for health care coverage for our retired unionized Johnstown employees, we will continue to be impacted by the health care cost increases of our active employees. If our costs under our employee benefit plans for active employees exceed our projections, our business and financial results could be materially adversely affected.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.
As of December 31, 2009, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $15.5 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to decrease. Further, additional benefit obligations were added to our existing defined benefit pension plans in 2007, 2008 and 2009 as a result of plan curtailment and special termination benefit costs (as described in Note 3 and Note 12 to the Consolidated Financial Statements). We made contributions to our pension plans of $12.6 million during the year ended December 31, 2009. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.
The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.
We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us, that have not been recognized as sales. In this annual report on Form 10-K, we have disclosed our backlog, or the number of railcars for which we have purchase orders, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. For example, we rely on third-party suppliers for heavy castings, wheels and components for our railcars and if these third parties were to stop or reduce their supply of heavy castings, wheels and other components, our actual sales could fall short of the estimated sales value attributed to our backlog. Also, customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog. Furthermore, any contract included in our reported backlog that actually generates sales may not be profitable. Therefore, our current level of reported backlog may not necessarily represent the level of sales that we may generate in any future period.
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
As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports and quarterly reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. On July 29, 2009 our management identified control deficiencies that existed as of December 31, 2008 and December 31, 2007 that constituted material weaknesses and resulted in material errors and the restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and unaudited interim financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Although we have implemented measures that have remediated the material weaknesses, we cannot assure you that we will not identify additional control deficiencies that may constitute significant deficiencies or material weaknesses in our internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.
If we fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.
We recently implemented a new enterprise-wide financial reporting system which may cause operating or reporting disruptions.
In 2008, the Company initiated the implementation of an enterprise-wide financial reporting system to improve processes, enhance the access and timeliness of critical business information and strengthen controls throughout the Company. The Company’s new enterprise-wide financial reporting system went live on August 1, 2009. Many companies have experienced operating or reporting disruptions when converting to a new ERP system, including limitations on a company’s ability to deliver and bill for customer shipments, maintain current and complete books and records, and meet external reporting deadlines. While we have not had any significant operating or reporting disruptions to our business to date from the conversion, and do not currently anticipate any, any major difficulty in using the new reporting system could negatively impact the Company’s business, results of operations and cash flows.
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
As of December 31, 2009, we had collective bargaining agreements with unions representing approximately 31% of our total active labor force.

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
Since our initial public offering in April 2005 until February 22, 2010, the trading price of our common stock ranged from a low of $14.05 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own a railcar production facility in Danville, Illinois and we lease a railcar production facility in Roanoke, Virginia. The following table presents information on our leased and owned operating properties as of December 31, 2009:

			Leased or	Lease
Use	Location	Size	Owned	Expiration Date
Corporate headquarters	Chicago, Illinois	8,574 square feet	Leased	September 30, 2013

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component Manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	November 30, 2014

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

As of December 31, 2009, our facility in Danville, Illinois operated one daily shift. In response to reduced industry demand for railcars over the short-term, our facility in Roanoke, Virginia ceased production of new railcars in July 2009. We expect to resume production of new railcars at our Roanoke facility in the future as industry demand improves.
Item 3. Legal Proceedings.
On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”). On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”). On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. The parties have been conducting coordinated discovery in both matters. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 22, 2010, there were approximately 39 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since April 6, 2005, as reported on the Nasdaq Global Market.

	Common stock price
	High	Low
2009
Fourth quarter	$26.91	$18.10
Third quarter	$25.54	$16.26
Second quarter	$20.24	$15.38
First quarter	$21.63	$14.52

2008
Fourth quarter	$28.39	$17.01
Third quarter	$39.16	$27.94
Second quarter	$44.63	$33.56
First quarter	$41.88	$28.86

2007
Fourth quarter	$43.20	$32.29
Third quarter	$54.60	$38.20
Second quarter	$51.80	$45.14
First quarter	$58.87	$46.85

2006
Fourth quarter	$57.07	$48.79
Third quarter	$60.05	$45.10
Second quarter	$76.57	$46.60
First quarter	$72.10	$47.06

2005
Fourth quarter	$49.55	$35.45
Third quarter	$40.87	$19.01
Second quarter (from April 6, 2005)	$22.00	$17.55
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
The following graph illustrates the cumulative total stockholder return on our common stock during the period from April 6, 2005, which is the date our common stock was initially listed on the Nasdaq Global Market, through December 31, 2009 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on April 6, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	April 6,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June. 30,	Dec. 31,	June. 30,	Dec. 31,
	2005	2005	2005	2006	2006	2007	2007	2008	2008	2009	2009
FreightCar America, Inc.	$100.00	$94.29	$228.96	$264.59	$264.72	$228.94	$168.02	$170.94	$88.44	$81.94	$97.26
Nasdaq Composite Index	$100.00	$103.48	$111.17	$110.07	$122.69	$132.37	$135.63	$117.71	$81.34	$95.16	$118.20
DJ Transportation Index	$100.00	$94.18	$113.89	$134.45	$125.08	$140.62	$126.87	$138.23	$99.71	$92.39	$118.26

Item 6. Selected Financial Data.
The selected financial data presented for each of the years in the five-year period ended December 31, 2009 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data and railcar amounts)
Statements of operations data:
Revenues	$248,462	$746,390	$817,025	$1,444,800	$927,187
Cost of sales	211,940	679,597	712,124	1,211,349	820,638

Gross profit	36,522	66,793	104,901	233,451	106,549
Selling, general and administrative expense	31,316	31,717	38,914	34,390	28,461
Plant closure charges (income)(3)	(495)	20,037	30,836	—	—

Operating income	5,701	15,039	35,151	199,061	78,088
Interest income	124	3,827	8,349	5,860	1,225
Interest expense	523	396	420	352	11,082
Amortization and write-off of deferred financing costs	270	281	232	306	776

Income before income taxes	5,032	18,189	42,848	204,263	67,455
Income tax provision	248	6,769	15,389	75,530	21,762

Net income	4,784	11,420	27,459	128,733	45,693
Redeemable preferred stock dividends accumulated	—	—	—	—	311

Net income attributable to common stockholders	4,784	11,420	27,459	128,733	45,382
Less: Net income attributable to noncontrolling interest in India JV	(156)	—	—	—	—

Net income attributable to FreightCar America	$4,940	$11,420	$27,459	$128,733	$45,382

Weighted average common shares outstanding — basic	11,861,366	11,788,400	12,115,712	12,586,889	11,135,440
Weighted average common shares outstanding—diluted	11,870,350	11,833,132	12,188,901	12,785,015	11,234,075

Per share data:
Net income per common share attributable to FreightCar America – basic	$0.42	$0.97	$2.27	$10.23	$4.08

Net income per share common attributable to FreightCar America – diluted	$0.42	$0.97	$2.25	$10.07	$4.04

Dividends declared per common share	$0.24	$0.24	$0.24	$0.15	$0.06

Other financial and operating data:
Capital expenditures, including railcars on operating leases produced or acquired	$19,920	$42,192	$6,073	$6,903	$7,520
Railcars delivered	3,377	10,276	10,282	18,764	13,031
Railcar orders	1,218	7,301	6,366	7,350	22,363
Railcar backlog	265	2,424	5,399	9,315	20,729
Estimated backlog	$24,839	$183,441	$422,054	$697,054	$1,412,424

Balance sheet data (at period end):
Cash and cash equivalents	$98,015	$129,192	$197,042	$212,026	$61,737
Restricted cash(1)	1,420	—	—	—	—
Total assets	335,566	383,293	354,119	419,981	225,282
Total debt(2)	—	28	93	154	224
Total redeemable preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	206,253	204,826	199,063	203,869	92,199

(1)	During 2009 we established restricted cash balances in lieu of standby letters of credit for purchase price payment guarantees and performance guarantees. The restrictions expire upon our delivery of certain railcars to customers.

(2)	Our total debt includes current maturities of long-term debt and our variable rate demand industrial revenue bonds due 2010, which are classified as short-term debt. We repaid all of our debt that existed prior to the initial public offering with the net proceeds of the initial public offering and available cash.

(3)	For the year ended December 31, 2007, we recorded plant closure charges of $30.8 million relating to the planned closure of our Johnstown facility, which included curtailment and special termination benefits for our pension and postretirement benefit plans of $27.7 million, one-time employee termination benefits of $2.2 million and fixed asset impairment charges of $950,000. For the year ended December 31, 2008, we recorded additional plant closure charges of $20.0 million, which included special termination benefits for our pension and postretirement benefit plans of $19.0 million, and other related costs of $1.1 million. Plant closure income for the year ended December 31, 2009 represents insurance recoveries and adjustments to employment termination benefits. See Note 3 to the consolidated financial statements.

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
We are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. Our primary customers are financial institutions, shippers and railroads.
Our manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars.
Railcar deliveries totaled 3,377 units for the year ended December 31, 2009, including delivery of 2,297 cars sold and delivery of 1,080 cars leased, compared to 10,276 units in the same period of 2008. Our total backlog of firm orders for railcars decreased by approximately 89%, from 2,424 railcars as of December 31, 2008 to 265 railcars as of December 31, 2009. Our backlog at December 31, 2009, included 60 units under firm operating leases with independent third parties. Subsequent to December 31, 2009 the Company received additional orders for more than 3,000 new railcars to be manufactured and delivered over the course of 2010 and 2011.
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components were at historically high levels for the first half of 2008 and since then prices have dropped significantly. Substantially all of the contracts covering our current backlog are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Despite the decline in our backlog, we believe that the long-term outlook for railcar demand is positive, due to increased rail traffic and the replacement of aging railcar fleets. We also believe that the long-term outlook for our business, including the demand for our coal-carrying railcars, is positive, based on the historic cyclicality of the industry, our expanding product portfolio, our operational efficiency in manufacturing railcars and our international opportunities. However, U.S. economic conditions may not result in a sustained economic recovery, and our business is subject to these and significant other risks that may cause our current positive outlook to change. See Item 1A. “Risk Factors.”
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
On June 24, 2008, we announced a tentative global settlement that upon ratification by the Johnstown USWA membership and approval by the court resolved all legal disputes relating to the Johnstown facility and its workforce, including the Sowers/Hayden class action litigation, contested arbitration ruling and other pending grievance proceedings. The time for an appeal of the court’s order has now run out and the settlement has expired. During 2008 we recorded $20.0 million in plant closure charges related to these actions. The total plant closure charges recognized in 2007 and 2008 were primarily related to our pension and postretirement benefit plans.
During the fiscal year ended December 31, 2008, management, after a thorough evaluation of the Company’s current information technology systems and its future needs, determined to upgrade the Company’s existing information technology system to a fully integrated ERP system to be provided by Oracle Corporation. The Company’s new enterprise-wide financial system went live on August 1, 2009. In addition to the implementation of the ERP system and in connection with the restatement of our consolidated financial statements for the years ended

December 31, 2008 and 2007, there have been changes in our internal control over financial reporting as more fully described in Item 9A of this annual report on Form 10-K.
FINANCIAL STATEMENT PRESENTATION
Revenues
Our revenues are generated primarily from sales of the railcars that we manufacture. Our sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, primarily coal but also other products such as motor vehicles, steel products, forest products, minerals, cement and agricultural commodities. Our sales are also affected by competitive market pressures that impact the prices for our railcars and by the types of railcars sold. Revenues for 2009 also include lease payments received from railcars under operating leases to the same customer base to which we sell railcars.
We generally manufacture railcars under firm orders from our customers. We recognize sales, which we sometimes refer to as deliveries, of new and rebuilt railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk of any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. Deliveries include new, used and repair/refurbished cars sold and cars contracted under operating leases in that period. With respect to sales transactions involving the trading-in of used railcars, in accordance with accounting rules, we recognize sales for the entire transaction when the cash consideration received is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration received is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value. The variable purchase patterns of our customers and the timing of completion, delivery and acceptance of customer orders may cause our sales and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.
Cost of sales
Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other manufacturing overhead costs. Factors that have affected our cost of sales include the recent volatility in the cost of steel and aluminum, our closure of our Johnstown, Pennsylvania facility and our efforts to continually reduce manufacturing costs at our other manufacturing facilities.
Prices for steel and aluminum, the primary raw material components of our railcars, and surcharges on steel and railcar components were at historically high levels for the first half of 2008 and since then prices have dropped significantly. Substantially all of the contracts covering our current backlog are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.
Operating income
Operating income represents total sales less cost of sales, selling, general and administrative expenses, compensation expense under stock option and restricted share award agreements and plant closure charges.
RESULTS OF OPERATIONS
Year Ended December 31, 2009 compared to Year Ended December 31, 2008
Revenues
Our sales for the year ended December 31, 2009 were $248.5 million as compared to $746.4 million for the year ended December 31, 2008 while railcar deliveries of 3,377 were 6,899 units below the 2008 level. Railcar deliveries for the year ended December 31, 2009 included delivery of 2,297 cars sold and delivery of 1,080 cars leased. Revenues for the year ended December 31, 2009 included $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. The decrease in sales revenue for the year ended December 31, 2009 compared to 2008 levels was due primarily to lower sales of coal-carrying cars driven by reduced industry demand. Coal loadings in 2009 have significantly decreased from 2008 levels, and the number of railcars in storage remains high. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009.
Gross Profit
Gross profit for the year ended December 31, 2009 was $36.5 million as compared to $66.8 million for the year ended December 31, 2008, representing a decrease of $30.3 million. The corresponding margin rate was 14.7% for the year ended December 31, 2009 compared to 8.9% for the year ended December 31, 2008. The change in margin rate was driven primarily by a favorable product mix. The contract termination fee of $3.9 million also contributed to the margin rate improvement for 2009.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the year ended December 31, 2009 were $31.3 million as compared to $31.7 million for the year ended December 31, 2008, representing a decrease of $0.4 million. We took significant actions in 2009 to reduce selling, general and administrative expenses, however those reductions were partially offset by increases for severance costs of $3.1 million, costs associated with the restatement of our financial statements of $1.0 million, costs associated with the suspension or our salaried pension plan of $0.8 million and expenses associated with the implementation of our ERP system of $0.4 million.
Plant Closure Charges
Plant closure income for the year ended December 31, 2009 represent insurance recoveries and accrual adjustments related to employee termination benefits. Plant closure charges for the year ended December 31, 2008 represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility and included charges arising under our pension and postretirement benefit plans as well as employment termination and related closure costs. See Note 3 to the consolidated financial statements.
Interest Expense/Income
Total interest expense for the year ended December 31, 2009 was $0.8 million compared to $0.7 million for the year ended December 31, 2008. Interest expense consisted of commitment fees on our credit facilities and the amortization of deferred financing costs. Interest income for the year ended December 31, 2009 was $0.1 million compared to $3.8 million for the year ended December 31, 2008, representing a decrease of $3.7 million as interest rates decreased compared to 2008 levels.
Income Taxes
The provision for income taxes was $0.2 million for the year ended December 31, 2009, compared to a provision for income taxes of $6.8 million for the year ended December 31, 2008. The effective tax rates for the years ended December 31, 2009 and 2008, were 4.9% and 37.2%, respectively. The effective tax rate for the year ended December 31, 2009 was lower than the statutory U.S. federal income tax rate of 35% due to a decrease of 13.9% resulting from a change in the blended state rate, a decrease of 12.1% for tax deductible goodwill, a decrease of 8.7% for the impact of the rate change on deferred taxes, an increase of 3.2% caused by a change in the valuation allowance, an increase of 0.7% for nondeductible expenses and an increase of 0.7% for the effect of other differences. The effective tax rate for the year ended December 31, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to an increase of 7.7% caused by a change in the valuation allowance and an increase of 0.6% for the effect of other differences, partially offset by a decrease of 3.3% for tax deductible goodwill and a decrease of 2.8% due to a change in the blended state rate,. The increase in the valuation allowance for 2008 was primarily due to plant closure charges that caused the Pennsylvania deferred tax assets to increase resulting in a corresponding increase to the valuation allowance.
Net Income
As a result of the foregoing, net income attributable to FreightCar America was $4.9 million for the year ended December 31, 2009, reflecting a decrease of $6.5 million from net income of $11.4 million for the year ended December 31, 2008. For 2009, our basic and diluted net income per share were both $0.42, on basic and diluted shares outstanding of 11,861,366 and 11,870,350, respectively. For 2008, our basic and diluted net income per share were both $0.97, on basic and diluted shares outstanding of 11,788,400 and 11,833,132, respectively.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007
Revenues
Our sales for the year ended December 31, 2008 were $746.4 million as compared to $817.0 million for the year ended December 31, 2007 while railcar deliveries of 10,276 were 6 units below the 2007 level.
Railcar deliveries for the year ended December 31, 2008 included delivery of 9,022 new cars sold and delivery of 735 leased cars that have not yet been sold as well as delivery of 519 used cars sold. The decrease in sales revenue was due primarily to heightened competition and general market conditions as average railcar pricing declined between 2007 and 2008. This reflects a shift in product mix to car types with different material costs and, more importantly, pricing pressures dictated by softer demand. Our coal-carrying railcars remain an essential part of our portfolio. Deliveries of our BethGon® II and AutoFlood™ III coal-carrying railcars comprised 69% of our total railcar deliveries for the year ended December 31, 2008.
Gross Profit
Gross profit for the year ended December 31, 2008 was $66.8 million as compared to $104.9 million for the year ended December 31, 2007, representing a decrease of $38.1 million. The corresponding margin rate was 8.9% for the year ended December 31, 2008 compared to 12.8% for the year ended December 31, 2007. The margin for 2008 was negatively impacted by material price increases and surcharges that we were unable to pass on to our customers due to fixed price sales contracts and the aggressive pricing environment in which we are operating. For the year ended December 31, 2007, we were able to pass on increases in raw material costs to our customers with respect to 80% of our railcar deliveries.
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
Plant Closure Charges
Plant closure charges for the year ended December 31, 2008 represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility. As a result of the previously described global settlement, total plant closure costs incurred through December 31, 2008 were $50.9 million. These costs include charges arising under our pension and postretirement benefit plans as well as employment termination and related closure costs. See Note 3 to the consolidated financial statements.
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
Income Taxes
The provision for income taxes was $6.8 million for the year ended December 31, 2008, compared to a provision for income taxes of $15.4 million for the year ended December 31, 2007. The effective tax rates for the years ended December 31, 2008 and 2007, were 37.2% and 35.9%, respectively. The effective tax rate for the year ended December 31, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to a decrease of 3.3% for goodwill, a decrease of 2.8% due to a change in the blended state rate, an increase of 7.7% caused by a change in the valuation allowance and an increase of 0.6% for the effect of other differences. The increase in the valuation allowance was primarily due to plant closure charges in 2008 that caused the Pennsylvania deferred tax assets to increase resulting in a corresponding increase to the valuation allowance. The effective tax rate for the year ended December 31, 2007 was slightly higher than the statutory U.S. federal income tax rate due to the addition of a 1.9% blended state rate and a 2.8% increase caused by a change in the valuation allowance. These increases were virtually offset by a decrease in the effective rate caused by the domestic manufacturing deduction.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity for the years ended December 31, 2009 and 2008, was our cash generated by cash flows from operations in prior periods. See “Cash Flows.”
On August 24, 2007, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009 the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50.0 million senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $50.0 million or (ii) The borrowing base representing a portion of working capital, calculated as a percentage of eligible accounts receivable plus percentages of eligible finished inventory and semi-finished inventory, less a $20.0 million borrowing base reserve. Since our accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of the business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $3.2 million and $38.5 million as of December 31, 2009 and 2008, respectively.
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
As of December 31, 2009 and 2008, we had no borrowings under our revolving credit facilities. We had $1.2 million and $11.5 million in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2009 and 2008, respectively which reduced the amount available for borrowing under the facility. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
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
Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of December 31, 2009 and 2008, we had no borrowings under the JAIX Credit Agreement.
As of December 31, 2009, we were in compliance with all covenant requirements under our revolving credit facilities.
During 2008, in response to competitive market conditions and the deterioration of the financial markets, the Company selectively began to produce and offer railcars under operating lease arrangements with certain customers. These term of the leases vary but generally is less than seven years. The Company also continually evaluates opportunities to package and sell its leases to its operating lease customers. As of December 31, 2009, the value of railcars under operating leases was $61.0 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. In 2010, the Company anticipates that it may continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in its portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under its credit facilities, or both, as the Company evaluates its liquidity and capital resources.
Based on our current level of operations, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facilities, will be sufficient to meet our anticipated liquidity needs for 2010. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, organic growth opportunities and cost reduction programs, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flow from operations. As of December 31, 2009, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $61.5 million and $63.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $63.3 million, respectively. As disclosed in Note 12 to the consolidated financial statements, we expect to make no contributions relating to our defined benefit pension plans in 2010. We may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2009, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$13,768	$2,587	$5,275	$4,846	$1,060
Material and component purchases	117,523	23,872	50,965	42,686	—

Total	$131,291	$26,459	$56,240	$47,532	$1,060

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
In addition to the contractual obligations set forth above, we also will have interest payment obligations on any borrowings under the revolving credit facilities. See Note 10 to the consolidated financial statements.
We also paid consulting fees to one of our directors in the amount of $13,000 for the year ended December 31, 2008 and $50,000 for the year ended December 31, 2007. The agreement governing this arrangement expired in April 2008. See Note 20 to the consolidated financial statements.
The above table excludes $5.2 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at December 31, 2009 because the timing of the payout of these amounts cannot be determined.
We are a party to employment agreements with our President and Chief Executive Officer, Vice President, Finance, Chief Financial Officer and Treasurer, as well as other members of our executive management team. See Item 11. “Executive Compensation.”
We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 12 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2010.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2009, 2008 and 2007:

(Amounts in thousands)
	2009	2008	2007
Net cash (used in) provided by:
Operating activities	$22,864	(23,065)	$41,398
Investing activities	(51,284)	(42,174)	(6,062)
Financing activities	(2,757)	(2,611)	(50,320)

Total	$(31,177)	$(67,850)	$(14,984)

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
Our net cash provided by operating activities for the year ended December 31, 2009 was $22.9 million compared to net cash used in operating activities of $23.1 million for the year ended December 31, 2008. Net cash provided by operating activities for the year ended December 1, 2009 included increases in cash due to changes in accounts receivable of $69.4 million and increases in cash due to changes in income taxes of $6.6 million, that were partially offset by decreases in cash due to changes in accounts payable of $29.9 million, decreases in cash due to changes in inventories of $18.3 million, and decreases in cash related to changes in accrued pension and postretirement benefits of $10.6 million. Net cash used in operating activities for the year ended December 31, 2008 included decreases in cash due to changes in accounts receivable of $60.1 million, the cost of leased railcars held for sale of $11.5 million and decreases in cash due to changes in customer deposits and other current liabilities of $11.9 million that were partially offset by increases in cash due to changes in inventories of $17.5 million and increases in cash due to changes in accounts payable of $10.1 million. Cash flows for the year ended December 31, 2008 also included increases from net income of $11.4 million and adjustments for non-cash items, most significantly plant closure charges of $20.0 million.
Our net cash provided by operating activities for the year ended December 31, 2007 was $41.4 million and included increases from net income of $27.5 million and adjustments for non-cash items, most significantly plant closure charges of $30.8 million, as well as increases in cash due to changes in inventories of $56.1 million and increases due to changes in customer deposits and other current liabilities of $11.4 million. Increases in cash flows for the year ended December 31, 2007 were partially offset by decreases in cash due to changes in accounts payable of $65.5 million and decreases in cash due to changes in income taxes of $23.3 million.
Investing Activities. Net cash used in investing activities for the year ended December 31, 2009 was $51.3 million as compared to $42.2 million for the year ended December 31, 2008. Net cash used in investing activities for the year ended December 31, 2009 included the cost of purchasing securities available for sale of $49.9 million, cost of railcars on operating leases produced or acquired of $15.6 million and capital expenditures of $4.3 million, partially offset by $20.0 million of proceeds from the sale of securities available for sale. Net cash used in investing activities for the year ended December 31, 2008 included the cost of railcars on operating leases produced or acquired of $35.2 million and capital expenditures of $7.0 million.
Net cash used in investing activities for the year ended December 31, 2007 was $6.1 million and consisted primarily of capital expenditures. For the year ended December 31, 2007, $4.3 million of the $6.1 million of total capital expenditures was used for cost reduction initiatives and the expansion of the production capacity to accommodate the manufacture of a new railcar type.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2009 was $2.8 million as compared to net cash used in financing activities of $2.6 million for the year ended December 31, 2008. Net cash used in financing activities for the year ended December 31, 2009 included $2.9 million of cash dividends paid to our stockholders, partially offset by a $0.1 million investment in noncontrolling interest by our joint venture partner. Net cash used in financing activities for the year ended December 31, 2008 included $2.9 million of cash dividends paid to our stockholders and $0.9 million in deferred financing costs, partially offset by $1.1 million of treasury stock issued for stock options exercised.
Net cash used in financing activities for the year ended December 31, 2007 was $50.3 million and included $50.0 million for stock repurchases, $2.9 million to pay cash dividends to our stockholders and $0.2 million related to deferred financing costs. These were partially offset by the receipt of $2.1 million for stock options exercised and $0.8 million in excess tax benefit from stock-based compensation.

Capital Expenditures
Our capital expenditures were $4.3 million in the year ended December 31, 2009 as compared to $7.0 million in the year ended December 31, 2008. For the year ended December 31, 2009, capital expenditures were primarily cash outlays for our new ERP system. For the year ended December 31, 2008, capital expenditures were primarily comprised of equipment expenditures to enable us to build wheel and truck assemblies in-house and side sheet assemblies as well as cash outlays for our new ERP system.
Our capital expenditures were $6.1 million in the year ended December 31, 2007 and included $4.3 million of capital expenditures used for the expansion of production capacity to accommodate the manufacture of hybrid stainless steel/aluminum coal-carrying railcars.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $0.9 million in 2010 and will be used to maintain our existing facilities and update manufacturing equipment. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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
Our critical accounting policies include the following:
Long-lived assets
We evaluate long-lived assets, including property, plant and equipment, under the provisions of ASC 360 Property, Plant and Equipment, (formerly, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held or used, we group a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Our estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Our future cash flow estimates exclude interest charges.
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
In response to reduced industry demand for railcars, our manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009. As a result, we tested long-lived assets at its Roanoke and Danville facilities for recoverability as of December 31, 2009 using estimated future cashflows derived from the Company’s strategic plan. In connection with the analysis, management had to make estimates regarding future sales volumes, gross margins and selling, general and administrative expenses, as well the split of future production levels between the Company’s two plants. The analysis indicates that there was no impairment of the long-lived assets for the Roanoke, Virginia and Danville, Illinois facilities as of December 31, 2009. Because of the inherent uncertainty of its projections, management also performed sensitivity analyses around these estimates and determined that an impairment would not occur under a range of operating results, including shifts in the allocation of production, future railcar volumes and future gross margins.
We recorded impairment charges of $597,000 for leased railcars held for sale during 2008 and $800,000 during 2009 (see Note 6 to the consolidated financial statements).
Impairment of goodwill and intangible assets
We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents. We perform the goodwill impairment test required by ASC 350, Intangibles – Goodwill and Other, (formerly SFAS No. 142, Goodwill and Other Intangible Assets), as of January 1 of each year. No adjustments to goodwill were required based on the annual impairment tests as of January 1, 2009, 2008 and 2007.
We test goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of our Company below its carrying amount. These events or circumstances include an impairment recorded under ASC 360. Accordingly, we tested goodwill for impairment as of December 31, 2007 in connection with our testing of long-lived assets at the Johnstown facility for recoverability, in addition to performing our annual test as of January 1, 2007. We also tested goodwill for impairment as of December 31, 2009 in connection with an extended downturn in the market for new coal-carrying railcars and our testing of long-lived assets at our Roanoke, Virginia and Danville, Illinois facilities for recoverability. No adjustments to goodwill were required based on the impairment tests as of December 31, 2007 or 2009.
Management estimates the valuation of the company (which consists of one reporting unit) using a combination of methods, as are considered appropriate in the circumstances, including discounted future cash flows, the prices of comparable businesses, recent transactions involving businesses similar to our company, and the company’s market capitalization. As of December 31, 2009, the industry in which our Company operates is experiencing an extended cyclical downturn. As a result, our Company’s recent and near-term future earnings are below normalized levels. However, our Company has a sizable liquidity position relative to its book and market capitalization, as well as substantially no indebtedness, which serve to provide a floor to its valuation. In light of these conditions, management does not believe that using the prices of comparable business or recent transactions that rely on earnings as a basis for the valuation provide a reasonable value for our Company’s net assets as of December 31, 2009. Accordingly, management evaluated our Company’s discounted cash flows and market capitalization to provide a basis for the valuation of our Company’s net assets. We concluded that the estimated fair value of our Company’s net assets exceeded the carrying value as of December 31, 2009. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.
The discounted cash flow method involves management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including:
•	Future railcar volume projections based on an industry-specific outlook for railcar demand and specifically coal railcar demand;

•	estimated margins on railcar sales; and

•	weighted-average cost of capital (or WACC) used to discount future performance of our company.
Because these estimates form a basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. The WACC used to discount our future performance in the discounted cash flow method is based on an estimated rate of return of companies in our industry and interest rates for corporate debt rated “Baa” or the equivalent by Moody’s Investors Service. Management estimated a WACC of 15% for our December 31, 2009 goodwill impairment valuation analysis based on a targeted mix of equity and debt.
During 2009 the outlook for railcar demand and specifically coal-carrying railcar demand worsened considerably. As a result, small changes in our assumptions used in the discounted cash flow method have a more significant impact on the estimated fair value of our net assets using the discounted cash flow method than in previous periods. We compared the estimated fair value of our net assets using the discounted cash flow method in the base case scenario to three alternate scenarios including the impact of a negative 1% adjustment to the volume projections, impact of a 1% negative adjustment to the margin projections and impact of a 1% increase in the WACC used in the discounted cash flow method. Each of these three alternate scenarios reduced the estimated fair value of our net assets using the discounted cash flow method by between 4% and 11% compared to the estimated fair value of our net assets in the base case. The discounted cash flow method is the lower range of management’s estimate of the fair value of our net assets, therefore each of the alternate scenarios lowered the lower range of management’s estimate of the fair value of our net assets as of December 31, 2009. As a result, the lower range of management’s estimate of the fair value of our net assets in some of the alternate scenarios is slightly below the carrying amount of our net assets as of December 31, 2009. Although future results may differ from those used in the base case scenario, management believes that the discounted cash flow method using the base case scenario is the best estimate of the lower range of fair value of our net assets as of December 31, 2009.
Pensions and postretirement benefits
We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the expected return on pension plan assets and the discount rate used to calculate the present value of our pension and postretirement welfare plan liabilities.
In 2009, we assumed that the expected long-term rate of return on pension plan assets would be 8.25%. As permitted under ASC 715 (formerly SFAS No. 87, Employers’ Accounting for Pensions) the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(357)	$357
At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2009, we determined this rate to be 5.76%, a decrease of 1.09% from the 6.85% rate used at December 31, 2008. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(79)	$28
For the years ended December 31, 2009, 2008 and 2007, we recognized consolidated pre-tax pension cost of $2.7 million, $10.8 million and $17.1 million, respectively. Pension costs for 2009 include accelerated recognition of unrecognized prior service cost of $0.8 million resulting from the suspension of our pension plan for salaried employees. Pension costs for 2008 include special termination benefit costs of $10.1 million resulting from our plant closure decision while pension costs for 2007 include pension plan curtailment losses and special termination benefit costs of $14.5 million resulting from our plant closure decision (See Note 3, Plant Closure Charges and Note

12, Employee Benefit Plans to our consolidated financial statements for a description of these actions). We currently expect to make no contributions to our pension plans during 2010. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
For the years ended December 31, 2009, 2008 and 2007, we recognized a consolidated pre-tax postretirement welfare benefit cost of $4.2 million, $12.6 million and $18.9 million, respectively. Postretirement welfare benefit costs for 2008 include contractual benefit charges of $8.9 million resulting from our plant closure decision while postretirement welfare benefit costs for 2007 include plan curtailment losses and contractual benefit charges of $13.2 million resulting from our plant closure decision (See Note 3, Plant Closure Charges and Note 12, Employee Benefit Plans to our consolidated financial statements for a description of these actions). We currently expect to pay approximately $5.4 million during 2010 in postretirement welfare benefits.
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
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determinations, we consider all available positive and negative evidence. Positive evidence would include the projection of future taxable income, the reversals of existing taxable temporary differences and tax planning strategies. Negative evidence would include any recent historical losses and any projected losses. We evaluate the realizability of our net deferred tax assets and assess the valuation allowance on a quarterly basis, adjusting the amount of such allowance, if necessary. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins and loss of market share.
At December 31, 2009, we had total net deferred tax assets of $28.7 million. In evaluating whether it is more likely than not that the net deferred tax assets will be realized, we considered both near-term and longer-term projections of operating results. The railcar industry is in the midst of an extended cyclical downturn. However, the railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a recovery in demand in 2011-2012 and continuing for several years thereafter. Although realization of our net deferred tax assets is not certain, management has concluded that, based on the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our net deferred tax assets in Pennsylvania. At December 31, 2009, we had a valuation allowance of $7.2 million against net operating losses in Pennsylvania.
We provide for deferred income taxes based on differences between the book and tax bases of our assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The deferred tax liabilities and assets that we record relate to the enacted federal, Illinois and Virginia tax rates, since net operating loss carryforwards and deferred tax assets arising under Pennsylvania state law have been fully reserved. A 1% change in the rate of federal income taxes would increase or decrease our deferred tax assets by $0.6 million. A 1% change in the rate of Illinois income taxes would increase or decrease our deferred tax assets by $0.3 million. A 1% change in the rate of Virginia income taxes would increase or decrease our deferred tax assets by $50,000.

Product warranties
We establish a warranty reserve for railcars sold and estimate the amount of the warranty accrual based on the history of warranty claims for the type of railcar, adjusted for significant known claims in excess of established reserves. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years.
Revenue recognition
We generally manufacture railcars under firm orders from third parties. We recognize revenue on new railcars when we complete the individual railcars, the railcars are accepted by the customer following inspection, the risk for any damage or other loss with respect to the railcars passes to the customer and title to the railcars transfers to the customer. We do not record any returns or allowances against sales. We recognize service-related revenue from rebuilding and repairs when all significant rebuilding or repair services have been completed and accepted by the customer. We recognize revenue for the entire transaction on transactions involving used railcar trades when the cash consideration is in excess of 25% of the total transaction value and on a pro-rata portion of the total transaction value when the cash consideration is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value at the date of receipt.
We recognize operating lease revenue on leased railcars on a straight-line basis over the life of the lease. We recognize revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months as the manufacture of the railcars and the sale is within the 12-month period specified by accounting guidance and represents the completion of the sales process. We recognize revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
We accrue for loss contracts when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.
We record amounts billed to customers for shipping and handling as part of sales and record related costs in cost of sales.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued changes to ASC 715, Compensation-Retirement Benefits (formerly FASB Staff Position No. FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 now requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosures required by ASC 715 are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes. Since ASC 715 requires enhanced disclosures without a change to existing standards relative to measurement and recognition, the adoption of ASC 715 will not have an impact on our results of operations or financial position.
As of January 1, 2009, we adopted the provisions of the FASB’s changes to ASC 810 Consolidation (formerly, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51). ASC 810 requires us to present our interest in less than 100% owned subsidiaries in which we retain control as a component of stockholders’ equity in the balance sheet and recharacterize the component formerly known as minority interest as noncontrolling interest. ASC 810 also requires us to show the amount of net income attributable to both FreightCar America and the noncontrolling interest on the face of the statement of operations and in the summary of comprehensive income. The effect of adoption was an increase of $101,000 to total stockholders’ equity on our December 31, 2008 balance sheet, and a corresponding decrease to minority interests.
As of June 30, 2009, we adopted the provisions of the FASB’s changes to ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on our financial statements since management already followed a similar approach prior to the adoption of this standard.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of December 31, 2009, there were no borrowings under the revolving credit facility and we had issued approximately $1.2 million in letters of credit under the sub-facility for letters of credit.
We also have a $60.0 million revolving credit facility, which provides for the financing of the production or acquisition of railcars to be leased. As of December 31, 2009, there were no borrowings under this credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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
To the extent that we are unsuccessful in passing on increases in the cost of aluminum and steel to our customers, a 1% increase in the cost of aluminum and steel would increase our average cost of sales by approximately $182 per railcar, which, for the year ended December 31, 2009, would have reduced income before income taxes by approximately $0.6 million.
We are not exposed to any significant foreign currency exchange risks as our general policy is to denominate foreign sales and purchases in U.S. dollars.
Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FreightCar America, Inc.
We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FreightCar America, Inc.
We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2010

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$98,015	$129,192
Restricted cash	1,420	—
Securities available for sale, at fair value	29,976	—
Accounts receivable, net of allowance for doubtful accounts of $240 and $330, respectively	3,728	73,120
Inventories	40,800	31,096
Leased railcars held for sale	2,200	11,490
Property, plant and equipment held for sale	2,478	—
Other current assets	9,467	6,789
Deferred income taxes, net	15,315	16,003

Total current assets	203,399	267,690

Long-term inventory	5,611	—
Property, plant and equipment, net	28,170	30,582
Railcars on operating leases	58,771	34,735
Goodwill	21,521	21,521
Deferred income taxes, net	13,404	23,281
Other long-term assets	4,690	5,484

Total assets	$335,566	$383,293

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,948	$47,328
Accrued payroll and employee benefits	7,958	9,530
Accrued postretirement benefits	5,329	5,364
Accrued warranty	9,146	11,476
Customer deposits	4,631	7,367
Other current liabilities	5,332	7,939

Total current liabilities	49,344	89,004

Accrued pension costs	15,675	26,763
Accrued postretirement benefits, less current portion	57,962	55,293
Other long-term liabilities	6,332	7,407

Total liabilities	129,313	178,467

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,731,678 shares issued at December 31, 2009 and 2008, respectively	127	127
Additional paid in capital	97,979	98,253
Treasury stock, at cost, 790,865 and 821,182 shares at December 31, 2009 and 2008, respectively	(37,123)	(38,871)
Accumulated other comprehensive loss	(18,578)	(16,471)
Retained earnings	163,761	161,687

Total FreightCar America stockholders’ equity	206,166	204,725
Noncontrolling interest in India JV	87	101

Total stockholders’ equity	206,253	204,826

Total liabilities and stockholders’ equity	$335,566	$383,293

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$248,462	$746,390	$817,025
Cost of sales	211,940	679,597	712,124

Gross profit	36,522	66,793	104,901
Selling, general and administrative expense	31,316	31,717	38,914
Plant closure charges (income)	(495)	20,037	30,836

Operating income	5,701	15,039	35,151
Interest income	124	3,827	8,349
Interest expense	523	396	420
Amortization and write-off of deferred financing costs	270	281	232

Income before income taxes	5,032	18,189	42,848
Income tax provision	248	6,769	15,389

Net income	4,784	11,420	27,459
Less: Net income attributable to noncontrolling interest in India JV	(156)	—	—

Net income attributable to FreightCar America	$4,940	$11,420	$27,459

Net income per common share attributable to FreightCar America—basic	$0.42	$0.97	$2.27

Net income per common share attributable to FreightCar America—diluted	$0.42	$0.97	$2.25

Weighted average common shares outstanding—basic	11,861,366	11,788,400	12,115,712

Weighted average common shares outstanding—diluted	11,870,350	11,833,132	12,188,901

Dividends declared per common share	$0.24	$0.24	$0.24

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Equity
Balance, January 1, 2007	12,681,511	$127	$99,981	—	—	$(26,774)	$130,535	—	$203,869

Net income	—	—	—	—	—	—	27,459	—	27,459
Pension liability activity, net of tax	—	—	—	—	—	6,868	—	—	6,868
Postretirement liability activity, net of tax	—	—	—	—	—	10,049	—	—	10,049

Comprehensive income	—	—	—	—	—	—	—	—	44,376

Adjustment for adoption of changes in ASC 740	—	—	—	—	—	—	(1,936)	—	(1,936)
Stock repurchases	—	—	—	(1,048,300)	(50,000)	—	—	—	(50,000)
Stock options exercised	—	—	(3,322)	109,936	5,410	—	—	—	2,088
Restricted stock awards	52,000	—	(1,030)	20,940	1,030	—	—	—	—
Forfeiture of restricted stock awards	(1,833)	—	37	(833)	(37)	—	—	—	—
Stock-based compensation recognized	—	—	2,804	—	—	—	—	—	2,804
Excess tax benefit from stock-based compensation	—	—	800	—	—	—	—	—	800
Cash dividends	—	—	—	—	—	—	(2,938)	—	(2,938)

Balance, December 31, 2007	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$153,120	—	$199,063
Net income	—	—	—	—	—	—	11,420	—	11,420
Pension liability activity, net of tax	—	—	—	—	—	(7,503)	—	—	(7,503)
Postretirement liability activity, net of tax	—	—	—	—	—	889	—	—	889

Comprehensive income	—	—	—	—	—	—	—	—	4,806

Investment in noncontrolling interest by joint venture partner	—	—	—	—	—	—	—	101	101
Stock options exercised	—	—	(1,564)	54,968	2,609	—	—	—	1,045
Restricted stock awards	—	—	(2,305)	48,547	2,305	—	—	—	—
Forfeiture of restricted stock awards	—	—	188	(6,440)	(188)	—	—	—	—
Stock-based compensation recognized	—	—	2,852	—	—	—	—	—	2,852
Deficiency of tax benefit from stock-based compensation	—	—	(188)	—	—	—	—	—	(188)
Cash dividends	—	—	—	—	—	—	(2,853)	—	(2,853)

Balance, December 31, 2008	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826
Net income	—	—	—	—	—	—	4,940	(156)	4,784
Pension liability activity, net of tax	—	—	—	—	—	785	—	—	785
Postretirement liability activity, net of tax	—	—	—	—	—	(2,896)	—	—	(2,896)
Unrealized holding gain on available-for -sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	—	—	2	—	—	2

Comprehensive income	—	—	—	—	—	—	—	—	2,677

Investment in noncontrolling interest by joint venture partner	—	—	—	—	—	—	—	142	142
Restricted stock awards	—	—	(1,969)	41,589	1,969	—	—	—	—
Forfeiture of restricted stock awards	—	—	221	(11,272)	(221)	—	—	—	—
Stock-based compensation recognized	—	—	1,829	—	—	—	—	—	1,829
Deficiency of tax benefit from stock-based compensation	—	—	(355)	—	—	—	—	—	(355)
Cash dividends	—	—	—	—	—	—	(2,866)	—	(2,866)

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$4,784	$11,420	$27,459
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Plant closure	—	20,037	30,836
Depreciation and amortization	5,658	4,380	3,910
Other non-cash items, net	4,231	589	2,160
Deferred income taxes	11,830	(516)	(11,895)
Compensation expense under stock option and restricted share award agreements	1,829	2,852	2,804
Changes in operating assets and liabilities:
Accounts receivable	69,392	(60,052)	(1,699)
Inventories	(18,314)	17,522	56,093
Leased railcars held for sale	(1,420)	(11,490)	—
Other current assets	591	2,346	(312)
Accounts payable	(29,910)	10,148	(65,498)
Accrued payroll and employee benefits	(1,572)	(4,475)	(2,004)
Income taxes receivable/payable	(5,271)	(4,936)	(11,391)
Accrued warranty	(2,330)	925	(1,500)
Customer deposits and other current liabilities	(5,310)	(11,871)	11,448
Deferred revenue, non-current	(711)	1,800	—
Accrued pension costs and accrued postretirement benefits	(10,613)	(1,744)	987

Net cash flows provided by (used in) operating activities	22,864	(23,065)	41,398

Cash flows from investing activities
Restricted cash deposits	(5,658)	—	—
Restricted cash withdrawals	4,238	—	—
Purchase of securities available for sale	(49,933)	—	—
Sale of securities available for sale	19,986	—	—
Purchases of property, plant and equipment	(4,317)	(6,991)	(6,073)
Cost of railcars on operating leases produced or acquired	(15,603)	(35,201)	—
Proceeds from sale of property, plant and equipment	3	18	11

Net cash flows used in investing activities	(51,284)	(42,174)	(6,062)

Cash flows from financing activities
Payments on long-term debt	(28)	(65)	(60)
Deferred financing costs paid	(5)	(838)	(211)
Stock repurchases	—	—	(50,000)
Issuance of common stock (net of issuance costs and deferred offering costs)	—	1,045	2,089
Investment in noncontrolling interest by joint venture partner	142	101	—
Excess tax benefit from stock-based compensation	—	—	800
Cash dividends paid to stockholders	(2,866)	(2,854)	(2,938)

Net cash flows used in financing activities	(2,757)	(2,611)	(50,320)

Net decrease in cash and cash equivalents	(31,177)	(67,850)	(14,984)
Cash and cash equivalents at beginning of year	129,192	197,042	212,026

Cash and cash equivalents at end of year	$98,015	$129,192	$197,042

Supplemental cash flow information
Cash paid for:
Interest	$265	$311	$515

Income tax refunds received	$7,750	$1,737	$70

Income taxes paid	$175	$9,740	$37,147

Non-cash transactions:
Increase (decrease) in balance of property, plant and equipment on account	$(470)	$235	$(771)

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except for share and per share data)
Note 1 – Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. and FreightCar Mauritius Ltd. (“Mauritius”) (herein collectively referred to as the “Company”) manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has facilities in Danville, Illinois, Roanoke, Virginia and Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh FreightCar Private Limited, Inc. which is incorporated in India and FreightCar Mauritius Ltd. which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh FreightCar Private Limited, Inc. for which the Company (through Mauritius) has a 51% ownership interest.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of America, Intermedco, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty and workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill for impairment and the valuation reserve on the net deferred tax asset. Actual results could differ from those estimates.
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
Restricted Cash
During 2009 the Company established restricted cash balances in lieu of standby letters of credit for purchase price payment guarantees and performance guarantees. The restrictions expire upon the Company’s delivery of railcars to customers.

Financial Instruments
Management estimates that all financial instruments (including cash equivalents, restricted cash, securities available for sale, accounts receivable, accounts payable and long-term debt) as of December 31, 2009 and 2008, have fair values that approximate their carrying values
Upon purchase the Company categorizes debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as securities-held-to-maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity or trading securities are classified as securities available- for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, which is included in stockholders’ equity, net of deferred taxes.
During 2009, the Company invested in securities available-for-sale which, are recorded at fair value on the Company’s consolidated balance sheet. The Company has not invested in securities held to maturity or trading securities.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The Company’s inventory consists of raw materials, work in progress and finished goods for individual customer contracts. Management established a reserve of $1,168 and $150 relating to slow-moving inventory for raw materials and work in progress at December 31, 2009 and 2008, respectively.
Leased Railcars
In response to competitive market conditions and the deterioration of the financial markets, the Company began offering railcar leasing to its customers on a selective and limited basis beginning in 2008. The Company offers railcar leases to its customers generally at market rates with terms and conditions that have been negotiated with the customers. Railcar leases generally have terms of up to seven years. It is the Company’s strategy to generally offer these leased assets for sale to leasing companies and financial institutions as market opportunities arise, rather than holding them to maturity.
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
Long-Lived Assets
The Company evaluates long-lived assets under the provisions of ASC 360, Property, Plant and Equipment, (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held or used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.
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
In response to reduced industry demand for railcars the Company’s manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009. As a result, the Company tested long-lived assets at its Roanoke and Danville facilities for recoverability as of December 31, 2009 using estimated future cashflows derived from the Company’s strategic plan. In connection with the analysis, the Company had to make estimates regarding future sales volumes, gross margins and selling, general and administrative expenses, as well as the split of future production levels between the Company’s two plants. The analysis indicates that there was no impairment of the long-lived assets for the Roanoke, Virginia and Danville, Illinois facilities as of December 31, 2009. Because of the inherent uncertainties of its projections, the Company also performed sensitivity analysis around these estimates and determined that an impairment would not occur under a range of operating results, including shifts in the allocation of production, future railcar volumes and future gross margins.
The Company recorded impairment charges of $800 for leased railcars held for sale during 2009 and $597 during 2008 (see note 6).
Research and Development
Costs associated with research and development are expensed as incurred and totaled approximately $842, $1,959 and $1,966 for the years ended December 31, 2009, 2008 and 2007, respectively. Such costs are reflected within selling, general and administrative expenses in the consolidated statements of income.

Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by ASC 350 Intangibles – Goodwill and Other, (formerly, SFAS No. 142, Goodwill and Other Intangible Assets), as of January 1 of each year. Management estimates the valuation of the company (which consists of one reporting unit) using a combination of methods, as are considered appropriate in the circumstances, including discounted future cash flows, the prices of comparable businesses, recent transactions involving businesses similar to our company, and the company’s market capitalization. There was no adjustment required based on the annual impairment tests for 2009, 2008 and 2007.
The Company tests goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of the Company below its carrying amount. These events or circumstances include an impairment recorded under ASC 360, Property, Plant and Equipment. Accordingly, the Company tested goodwill for impairment as of December 31, 2007 in connection with its testing of long-lived assets at the Johnstown facility for recoverability, in addition to performing its annual test as of January 1, 2007. The Company also tested goodwill for impairment as of December 31, 2009 in connection with the economic downturn for new coal-carrying railcars and our testing of long-lived assets at its Roanoke, Virginia and Danville, Illinois facilities for recoverability. There was no adjustment required based on these interim impairments test as of December 31, 2007 or 2009.
Patents are amortized on a straight-line method over their remaining legal life from the date of acquisition.
Income Taxes
For Federal income tax purposes, the Company files a consolidated federal tax return. JAC files separately in Pennsylvania and FCR files separately in Virginia. The Company files a combined return in Illinois. The Company’s operations are not significant in any states other than Illinois, Pennsylvania and Virginia. In conformity with ASC 740, Income Taxes, (formerly, SFAS No. 109, Accounting for Income Taxes), the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes.
Management evaluates deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized. In making this determination, management evaluates both positive evidence, such as the projection of future taxable income, the reversals of existing taxable temporary differences and tax planning strategies, and negative evidence, such as any recent history of historical losses and any projected losses. We evaluate the realizability of our net deferred tax assets and assess the valuation allowance on a quarterly basis, adjusting the amount of such allowance as necessary.
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

Pursuant to ASC 845, Nonmonetary Transactions (formerly Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions, and Emerging Issues Task Force (“EITF”) Issue No. 01-2, Interpretations of APB No. 29, revenue is recognized for the entire transaction on transactions involving used railcar trades when the cash consideration is in excess of 25% of the total transaction value and on a pro-rata portion of the total transaction value when the cash consideration is less than 25% of the total transaction value. Used railcars received are valued at their estimated fair market value at the date of receipt less a normal profit margin. Revenue from leasing is recognized ratably during the lease term.
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
The Company’s sales to customers outside the United States were $43,104, $84,784 and $85,980 in 2009, 2008 and 2007, respectively.
The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations (formerly EITF 00-10, Accounting for Shipping and Handling Fees and Costs), and records related costs in cost of sales.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), unrecognized pension and postretirement benefit cost, foreign currency translation adjustments and unrealized holding gains on securities available-for-sale. All components of comprehensive income (loss) are shown net of tax.
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
Stock-Based Compensation
The Company applies the provisions of ASC 718, Compensation – Stock Compensation (formerly SFAS No. 123 (R), Share-Based Payment), for its stock-based compensation plan based on the modified prospective basis. As a result, the Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. See Note 14.

Recent Accounting Pronouncements
In December 2008, the FASB issued changes to ASC 715, Compensation-Retirement Benefits (formerly FASB Staff Position No. FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 now requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosures required by ASC 715 are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes. Since ASC 715 requires enhanced disclosures without a change to existing standards relative to measurement and recognition, the adoption of ASC 715 did not have an impact on the Company’s results of operations or financial position.
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
Note 3 – Plant Closure Charges
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
On June 24, 2008, the Company announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown facility and its workforce, including the Sowers/Hayden class action litigation, the above-mentioned contested arbitration ruling and other pending grievance proceedings. The settlement, with the USWA and the plaintiffs in the Sowers/Hayden lawsuit, was ratified by the Johnstown USWA membership on June 26, 2008 and approved by the court on November 19, 2008. The time for an appeal of the court’s order has now expired and the settlement is final. As a consequence, all existing legal disputes relating to the Company’s Johnstown, Pennsylvania manufacturing facility and its workforce, including the Sowers/Hayden class action litigation and contested grievance ruling, are now resolved and closed. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA was terminated effective May 15, 2008 and the Johnstown facility was closed. The settlement provided special pension benefits to certain workers at the Johnstown facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. During 2008, the Company recorded plant closure charges of $20,037 related to these actions. Plant closure income for the year ended December 31, 2009 represents insurance recoveries and adjustments related to employment termination benefits, bringing total plant closure charges through December 31, 2009 to $50,378.
The components of the plant closure charges incurred for the years ended December 31, 2009, 2008 and 2007 are as follows

	2009	2008	2007
Pension plan curtailment loss and special termination benefit costs	$—	$10,112	$14,478
Postretirement plan curtailment loss and contractual benefit charges	—	8,866	13,204
Employee termination benefits	(166)	11	2,204
Insurance recoveries and other related costs	(329)	1,048	—
Impairment charge for plant building and land	—	—	950

Total plant closure (income) charges	$(495)	$20,037	$30,836

Note 4 – Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under ASC 820, fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.
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

	As of December 31, 2009
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Securities available for sale — fixed income government obligations	$29,976	$—	$—	$29,976
During the third quarter of 2009, the Company purchased a fixed income government obligation with a par value of $20,000 and a maturity date of March 15, 2010. The security was classified as available-for-sale at September 30, 2009 and recorded at fair value on the Company’s consolidated balance sheet. The Company subsequently sold the security during the fourth quarter of 2009. During the fourth quarter of 2009 the Company purchased two fixed income government obligations with par values of $20,000 and $10,000, respectively, and maturity dates of April 10, 2010 and August 10, 2010, respectively. The securities were classified as available-for-sale at December 31, 2009 and recorded at fair value on the Company’s consolidated balance sheet.
Note 5 — Inventories
Inventories consist of the following:

	December 31,
	2009	2008
Work in progress	$30,803	$23,618
Finished new railcars	—	5,513
Used railcars acquired upon trade-in	9,997	1,965

Total inventories	$40,800	$31,096

The above table excludes long-term inventory of $5,611 and $0 as of December 31, 2009 and 2008, respectively.
Note 6— Leased Railcars
Leased railcars at December 31, 2009 included leased railcars classified as held for sale of $2,200 and railcars on operating leases classified as long-term assets of $58,771. Due to a decline in asset values in the current market, an impairment write-down of $800 related to railcars on operating leases was recorded during the year ended December 31, 2009. Leased railcars at December 31, 2008 included leased railcars classified as held for sale of $11,490 and railcars on operating leases classified as long-term assets of $34,735. Due to a decline in asset values, an impairment write-down of $597 related to railcars on operating leases was recorded during the year ended December 31, 2008. Depreciation expense on leased railcars was $1,291, $369 and $0, for the years ended December 31, 2009, 2008 and 2007, respectively.
Leased railcars at December 31, 2009 are subject to lease agreements with external customers with terms of up to four years.
Future minimum rental revenues on leases at December 31, 2009 are as follows:

Year ending December 31, 2010	$4,572
Year ending December 31, 2011	3,066
Year ending December 31, 2012	615
Year ending December 31, 2013	104
Thereafter	—

$8,357

Note 7 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2009	2008
Land	$151	$701

Buildings and improvements	19,056	20,918
Machinery and equipment	31,175	42,352

Cost of buildings, improvements, machinery and equipment	50,231	63,270
Less: Accumulated depreciation and amortization	(22,599)	(38,996)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	27,632	24,274

Construction in process	387	5,607

Total property, plant and equipment	$28,170	$30,582

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $3,777, $3,420 and $3,320, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with the provisions of ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). If impairment indicators exist, the Company performs the required analysis and records impairment charges in accordance with ASC 360. In conducting its analysis, the Company compares undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If assets are found to be impaired, the amount of the impairment loss is measured by comparing the net book values and the fair values of the long-lived assets. In December 2007, the Company announced the planned closure of its manufacturing facility located in Johnstown, Pennsylvania and, as a result it tested long-lived assets at the Johnstown facility for recoverability using estimated fair values. Fair values were estimated using the cost approach based on the assumption that the reproduction or replacement cost normally sets the upper limit of value and the sales comparison approach, which relies on the assumption that value can be measured by the selling prices of similar assets. Impairment charges of $21 were recorded for land and $929 for building and improvements during 2007 and are reported in “Plant closure charges” in the consolidated statements of income. In response to reduced industry demand for railcars, the Company’s manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009 and as a result the Company tested long-lived assets at its Roanoke and Danville facilities for recoverability using estimated future cashflows derived from the Company’s strategic plan. There was no impairment identified for the Roanoke, Virginia and Danville, Illinois facilities as of December 31, 2009.

During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility, were classified as available for sale. The facility had a net book value of $2,478 at December 31, 2009, which included land, building and equipment in the amounts of $550, $1,468 (cost basis of $1,980) and $460 (cost basis of $20,050), respectively. During the fourth quarter of 2009 the Company entered into an agreement for the sale of the facility. The Company received $500 as a down payment on the sales price of $2,900 during December of 2009 and is scheduled to receive the remaining $2,400 in monthly installments of $200 beginning in January 2010. The Company accounted for the transaction under the “deposit method” as prescribed by ASC 360-20-40 as the buyers initial investment is less than 20% of sales price and other recognition criteria were not satisfied. As a result, the Company did not recognize any profit during 2009 or record the notes receivable and the property remains recorded within the Company’s financial statements as of December 31, 2009. The $500 down payment is included in “Customer deposits” on the Company’s consolidated balance sheet as of December 31, 2009. The estimated gain from the sale of the facility is $422 and is expected to be recognized during 2010.
Note 8 — Intangible Assets
Intangible assets consist of the following:

	December 31,
	2009	2008
Patents	$13,097	$13,097
Accumulated amortization	(9,195)	(8,604)

Patents, net of accumulated amortization	$3,902	$4,493

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 7 years. Amortization expense related to patents, which is included in cost of sales, was $591 for each of the years ended December 31, 2009, 2008 and 2007. The Company estimates amortization expense for the year ending December 31, 2010 will be approximately $590, for each of the two years ending December 31, 2012 will be $586, for the year ending December 31, 2013 will be $582 and for the year ending December 31, 2014 will be $581.
Note 9 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the years ended December 31, 2009, 2008 and 2007, are as follows:

	December 31,
	2009	2008	2007
Balance at the beginning of the year	$11,476	$10,551	$12,051
Warranties issued during the year	376	4,621	3,353
Reductions for payments, costs of repairs and other	(2,706)	(3,696)	(4,853)

Balance at the end of the year	$9,146	$11,476	$10,551

Note 10 — Revolving Credit Facilities
On August 24, 2007, the Company entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (collectively, the “Lenders”) and LaSalle Bank National Association (“LaSalle”) as administrative agent (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total facility of $50,000 senior secured revolving credit facility, including: (i) a sub-facility for letters of credit in an amount not to exceed $50,000; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5,000. The amount available under the revolving credit facility is based on the lesser of (i) $50,000 or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-

finished inventory, less a $20,000 borrowing base reserve. Since the Company’s accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of the business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $3,181 and $38,510 as of December 31, 2009 and December 31, 2008, respectively.
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
As of December 31, 2009 and 2008, the Company had no borrowings under the Credit Agreement. The Company had $1,154 and $11,490 in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2009 and December 31, 2008, respectively. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
JAIX Revolving Credit Facility
On September 30, 2008, JAIX entered into a Credit Agreement (as amended by the First Amendment to Credit Agreement dated as of March 11, 2009, the “JAIX Credit Agreement”) with the lenders party thereto. The JAIX Credit Agreement consists of a $60,000 senior secured revolving credit facility. The JAIX Credit Agreement has a term ending on March 31, 2012 and bears interest at the Eurodollar Loan Rate (as defined in the JAIX Credit Agreement) plus 2.00% for the first two years of the JAIX Credit Agreement (the “Revolving Period”) and plus 2.50% for the remainder of the term until the termination date. JAIX is required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement are collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX Credit Agreement.
Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of December 31, 2009 and 2008, the Company had no borrowings under the JAIX Credit Agreement.
As of December 31, 2009, the Company was in compliance with all covenant requirements under its revolving credit facilities.

Note 11 — Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
December 31, 2006	$(33,566)	$12,348	$(21,218)

Year ended December 31, 2007
Pension liability activity	$10,905	$(4,037)	$6,868
Postretirement liability activity	15,954	(5,905)	10,049

	$26,859	(9,942)	$16,917

Year ended December 31, 2008
Pension liability activity	$(12,141)	$4,638	$(7,503)
Postretirement liability activity	1,299	(410)	889

	$(10,842)	$4,228	$(6,614)

Year ended December 31, 2009
Pension liability activity	$1,266	$(481)	$785
Postretirement liability activity	(4,643)	1,747	(2,896)
Change in foreign currency translation adjustments	2	—	2
Change in unrealized holding gains on securities available-for-sale, net of reclassification adjustment	3	(1)	2

	$(3,372)	$1,265	$(2,107)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2009	2008
Unrecognized pension cost, net of tax of $6,681 and $7,162	$(11,055)	$(11,840)
Unrecognized postretirement cost, net of tax of $4,549 and $2,801	(7,527)	(4,631)
Foreign currency translation adjustments, net of tax of $0	2	—
Unrealized holding gains on securities available-for-sale, net of reclassification adjustment of $9, net of tax of $1	2	—

	$(18,578)	$(16,471)

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
Pension benefits that accrued as a result of employee service before June 4, 1999 remained the responsibility of TTII, the former owner of JAC, FCS, JAIX and JAC Patent (for employee service during the period October 28, 1991 through June 3, 1999), or Bethlehem Steel Corporation (“Bethlehem”) (for employee service prior to October 28, 1991 through June 3, 1999), or Bethlehem Steel Corporation (“Bethlehem”) (for employee service prior to October

28, 1991), the owner of JAC prior to TTII. The Company initiated new pension plans for such employees for service subsequent to June 3, 1999, which essentially provide benefits similar to the former plans.
The Company also provides certain postretirement health care benefits for certain of its retired salaried and hourly employees. Employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
Costs of benefits relating to current service for those employees to whom the Company is responsible to provide benefits are expensed currently. The changes in benefit obligation, change in plan assets and funded status as of December 31, 2009 and 2008, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation—Beginning of year	$59,688	$55,393	$60,657	$53,078
Service cost	408	1,128	58	69
Interest cost	3,843	3,370	3,949	3,231
Plan amendment	—	—	364	—
Actuarial loss (gain)	4,223	(6,884)	4,520	(913)
Special termination benefit loss	—	10,111	—	8,866
Benefits paid	(6,700)	(3,430)	(6,257)	(3,674)

Benefit obligation—End of year	61,462	59,688	63,291	60,657

Change in plan assets
Plan assets—Beginning of year	32,999	44,973	—	—
Actual return on plan assets	7,051	(15,294)	—	—
Employer contributions	12,566	6,750	6,257	3,674
Benefits paid	(6,700)	(3,430)	(6,257)	(3,674)

Plan assets at fair value—End of year	45,916	32,999	—	—

Funded status of plans—End of year	$(15,546)	$(26,689)	$(63,291)	$(60,657)

			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$129	$75	$—	$—
Current liabilities	—	—	(5,329)	(5,364)
Noncurrent liabilities	(15,675)	(26,764)	(57,962)	(55,293)

Net amount recognized at December 31	$(15,546)	$(26,689	$(63,291)	$(60,657)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $61,462 and $57,361 at December 31, 2009 and 2008, respectively.
Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2009 and 2008, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Net actuarial loss	$17,736	$18,113	$10,588	$6,067
Prior service cost	—	889	1,488	1,365

	$17,736	$19,002	$12,076	$7,432

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $401 and $0, respectively. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $185 and $241, respectively. The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to immediately recognize a substantial portion of the net actuarial loss and prior service cost relating to these plans that had not yet been recognized in earnings. Curtailment charges of $5,526 and $10,175 were recognized for the Company’s pension and postretirement plans, respectively during 2007. In addition, the plant closure decision triggered contractual special pension benefits of $10,111 and $8,952 that were recognized for the Company’s pension plan during 2008 and 2007, respectively, and contractual termination benefits of $8,866 and $3,028 that were recognized for the Company’s postretirement plan during 2008 and 2007, respectively. These pension and postretirement benefit costs are included in “Plant closure charges” on the consolidated statements of income.
As of December 31, 2009, the Company suspended its pension plan for salaried employees who are not part of a collective bargaining unit. As a result of this decision, the Company immediately recognized a substantial portion of the net actuarial loss and prior service cost relating to this plan that had not yet been recognized in earnings. Additional pension costs of $786 were recognized during 2009 related to this action.
Components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$408	$1,128	$2,229	$58	$69	$683
Interest cost	3,843	3,370	2,771	3,949	3,231	2,946
Expected return on plan assets	(2,943)	(3,758)	(3,508)	—	—	—
Amortization of unrecognized prior service cost	103	—	712	241	224	1,725
Amortization of unrecognized net loss	492	27	441	—	162	374
Curtailment recognition	786	—	5,526	—	—	10,176
Contractual benefit charge	—	10,112	8,952	—	8,866	3,028

Total net periodic benefit cost	$2,689	$10,879	$17,123	$4,248	$12,552	$18,932

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2009 and 2008, are as follows:

	2009		2008
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Net actuarial gain	$115	$4,520	$12,168	$(913)
Amortization of net actuarial gain	(492)	—	(27)	(162)
Amortization of prior service cost	(103)	(241)	—	(224)
Prior service cost recognized through curtailment	(786)	—	—	—
Prior service cost arising during measurement period	—	364	—	—

Total recognized in accumulated other comprehensive loss (gain)	$(1,266)	$4,643	$12,141	$(1,299)

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2009:

	Pension	Postretirement
	Benefits	Benefits
2010	$5,756	$5,400
2011	5,604	5,300
2012	5,462	5,300
2013	5,140	5,200
2014	4,768	5,100
The Company expects to make no contributions to its pension plans in 2010.
The assumptions used to determine end of year benefit obligations are shown in the following table:

			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Discount rate	5.76%	6.85%	5.76%	6.85%
Rate of compensation increase	N/A	3.00%
The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates. Certain corporate bonds that are deemed not to be representative of equivalent yields on high-quality fixed income investments (outliers) are also excluded.
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.85%	6.40%	5.90%	6.85%	6.40%	5.90%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	3.00%	3.00%-4.00%	3.00%-4.00%	—	—	—
Assumed health care cost trend rates at December 31 are set forth below:

	2009	2008	2007
Health care cost trend rate assigned for next year	9.00%	9.00%	9.00%
Rate to which cost trend is assumed to decline	5.50%	5.50%	5.50%
Year the rate reaches the ultimate trend rate	2016	2015	2014
As benefits under these plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.
The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2009 and 2008, and target allocations for 2010, by asset category, are as follows:

	Plan Assets at		Target
	December 31,		Allocation
	2009	2008	2010
Asset Category
Equity securities	48%	56%	60%
Debt securities	46%	40%	40%
Real estate	6%	4%	N/A
Other	0%	0%	N/A

	100%	100%	100%

The basic goal underlying the pension plan investment policy is to ensure that the assets of the plans, along with expected plan sponsor contributions, will be invested in a prudent manner to meet the obligations of the plans as those obligations come due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements in any one market. The Company’s investment strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to manage the risk of such investments with less volatile assets, such as fixed-income securities. Investment practices must comply with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and any other applicable laws and regulations. The Company, in consultation with its investment advisors, has determined a targeted allocation of invested assets by category and it works with its advisors to reasonably maintain the actual allocation of assets near the target. During 2008, and in particular the fourth quarter of the year, equity market returns declined rapidly in general and in relation to debt market returns, causing a significant deviation in the actual allocation of assets from target. The Company is working with its advisors to address appropriate actions for the rebalancing of the investment portfolio.
The long term return on assets was estimated based upon historical market performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.
The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 4 for a description of the fair value hierarchy) as of December 31, 2009:

	As of December 31, 2009
Pension Plan Assets	Level 1	Level 2	Level 3	Total
Equity securities	$21,887	$—	$—	$21,887
Debt securities	21,437	$—	$—	21,437
Real estate	2,563	$—	$—	2,563
Other (cash and cash equivalents)	29	$—	$—	29

Total	$45,916	$—	$—	$45,916

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $1,007, $1,628 and $1,421 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 13 — Income Taxes
The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2009	2008	2007
Current taxes
Federal	$(10,729)	$3,234	$22,244
State	(769)	2,046	4,848

	(11,498)	5,280	27,092

Deferred taxes
Federal	12,358	1,823	(10,363)
State	(572)	(992)	(1,533)

	11,786	831	(11,896)

Interest and penalties expense, gross of related tax effects	(40)	658	193

Total	$248	$6,769	$15,389

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(13.9)%	(2.8)%	1.9%
Valuation allowance	3.2%	7.7%	2.8%
Goodwill amortization for tax reporting purposes	(12.1)%	(3.3)%	(1.4)%
Manufacturing deduction	—	(0.4)%	(3.4)%
Nondeductible expenses	0.7%	0.3%	—
Rate change on deferred taxes	(8.7)%	—	—
Other	0.7%	0.7%	1.0%

Effective income tax rate	4.9%	37.2%	35.9%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2009		December 31, 2008
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits-long-term	$32,868	$—	$33,909	$—
Intangible assets	—	(212)	533	—
Accrued workers’ compensation costs	747	—	1,137	—
Accrued warranty costs	3,941	—	5,302	—
Accrued bonuses	103	—	130	—
Accrued vacation	491	—	811	—
Accrued contingencies	4,289	—	4,580	—
Accrued severance	1,206	—	999	—
Inventory valuation	2,847	—	1,667	—
Property, plant and equipment and railcars on operating leases	—	(16,240)	—	(8,249)
State net operating loss carryforwards	4,545	—	2,595	—
Stock compensation expense	1,014	—	961	—
Other	319	—	1,944	—

	52,370	(16,452)	54,568	(8,249)
Valuation allowance	(7,195)	—	(7,037)	—

Deferred tax assets (liabilities)	$45,175	$(16,452)	$47,531	$(8,249)

Increase (decrease) in valuation allowance	$158		$3,452

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
In evaluating whether it is more likely than not that the net deferred tax assets will be realized, we considered both near-term and longer-term projections of operating results. The railcar industry is in the midst of an extended cyclical downturn. However, the railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a recovery in demand in 2011-2012 and continuing for several years thereafter. Although realization of our net deferred assets is not certain, management has concluded that, based on the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in Pennsylvania. A valuation allowance of $7,195 and $7,037 has been recorded at December 31, 2009 and 2008, respectively. The Company had Pennsylvania net operating loss carryforwards of $42,076, which will expire between 2021 and 2028. The Company also has provided a valuation allowance against net operating losses associated with its ventures in India and Mauritius, the foreign jurisdictions in which it operates. These are early stage operations for which it cannot yet be demonstrated that it is more likely than not the deferred tax assets will be realized. The losses associated with these jurisdictions will begin to expire in 2017 and 2014 respectively.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008	2007
Beginning of year balance	$4,352	$2,821	$2,638
Increases in prior period tax positions	17	163	—
Decreases in prior period tax positions	(361)	—	(80)
Increases in current period tax positions	—	1,368	263
Settlements	—	—	—

End of year balance	$4,008	$4,352	$2,821

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $2,643 and $2,736 as of December 31, 2009 and 2008 respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. A change in the period of deductibility would not affect the effective tax rate but would impact the timing of cash payments to the taxing authorities and the calculation of interest and penalties. The Company’s income tax provision included $23 of benefit (net of a federal tax expense of $17) and $411 of expense (net of a federal tax benefit of $247) related to interest and penalties for the years ended December 31, 2009 and 2008, respectively. Such expenses brought the balance of accrued interest and penalties to $1,476 and $1,526 at December 31, 2009 and 2008, respectively.
The Company and/or one of its subsidiaries files income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Earliest Year
Open To
Jurisdiction	Examination
U.S. Federal	2006
States:
Pennsylvania	2003
Virginia	2006
Illinois	2006
Foreign:
India	2008
Mauritius	2009
Note 14 — Stock-Based Compensation
On April 11, 2005, the Company adopted a stock option plan titled “The 2005 Long Term Incentive Plan” (the “Plan”). The Plan is intended to provide incentives to attract, retain and motivate employees and directors. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. The Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The Plan was effective April 11, 2005 and will terminate as to future awards on April 11, 2015. Under the Plan, 1,659,616 shares of common stock have been reserved for issuance, of which 1,068,003 were available for issuance at December 31, 2009.
The Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

Stock-based compensation expense of $1,829, $2,852 and $2,804 is included within selling, general and administrative expense for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $689, $1,070 and $1,049 for the years ended December 31, 2009, 2008 and 2007, respectively.
On May 12, 2009, the Company awarded 1,000 non-qualified stock options to an employee of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on May 12, 2010 and have a contractual term of 10 years. The exercise price of each option is $17.84, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $8.13 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2009 stock options: expected lives of the options of 6 years; expected volatility of 53.17%; risk-free interest rate of 2.02%; and expected dividend yield of 1.37%. Expected life in years was determined using the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its shares have been publicly traded and the limited number of stock option grants to date. The Company believes that its option awards in 2009, which vest ratably over a three year period, qualify for use of the simplified method for “plain vanilla” options granted after December 31, 2007 as described in ASC 718 (formerly Staff Accounting Bulletin No. 110). Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.
On January 13, 2008, the Company awarded 190,100 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 13, 2009 and have a contractual term of 10 years. The exercise price of each option is $30.47, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $12.36 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the 2008 stock options: expected lives of the options of 6 years; expected volatility of 40.78%; risk-free interest rate of 3.08%; and expected dividend yield of 0.79%. Expected life in years was determined using the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its shares have been publicly traded and the limited number of stock option grants to date. The Company believes that its option awards in 2008, which vest ratably over a three-year period, qualify for use of the simplified method for “plain vanilla” options granted after December 31, 2007 as described in ASC 718 (formerly Staff Accounting Bulletin No. 110). Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.
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

Stock Option Activity
A summary of the Company’s stock options activity and related information at December 31, 2009 and 2008, and changes during the years then ended is presented below:

	December 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	159,240	$31.69	64,968	$23.76
Granted	1,000	17.84	190,100	30.47
Exercised	—	—	(54,968)	19.00
Forfeited or expired	(91,580)	30.47	(40,860)	30.47

Outstanding at the end of the year	68,660	$33.12	159,240	$31.69

Exercisable at the end of the year	29,227	$37.12	10,000	$49.90

A summary of the Company’s stock options outstanding as of December 31, 2009 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	68,660	7.8	$33.12	$2
Vested or expected to vest	68,660	7.8	$33.12	$2
Options exercisable	29,227	7.3	$37.12	—
There were no stock options exercised during the year ended December 31, 2009. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $767. The cash received from exercise of stock option awards was $1,045 during the year ended December 31, 2008. The actual tax benefit realized for the tax deductions from exercise of the stock option awards was $289 for the year ended December 31, 2008, of which $87 was recorded to additional paid in capital as excess tax benefit from stock-based compensation. As of December 31, 2009, there was $204 of total unrecognized compensation expense related to nonvested options, which will be recognized over the average remaining requisite service period of 1.1 years.
Nonvested Stock Activity
A summary of the Company’s nonvested shares as of December 31, 2009 and 2008, and changes during the years then ended is presented below:

	December 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	78,774	$42.25	82,853	$53.38
Granted	41,589	17.95	48,547	31.47
Vested	(35,592)	44.29	(46,186)	52.51
Forfeited or expired	(11,272)	28.57	(6,440)	30.47

Nonvested at the end of the year	73,499	$29.61	78,774	$42.25

Expected to vest	73,499	$29.61	78,774	$42.25

The fair value of stock awards vested during the years ended December 31, 2009 and 2008, was $781 and $1,724, respectively, based on the value at vesting date. The actual tax benefit realized for the tax deductions from vesting of stock awards was $255 and $650 for the years ended December 31, 2009 and 2008, respectively, of which ($355) and ($275), respectively was recorded to additional paid in capital as (tax deficiency)/excess tax benefit from stock-based compensation. As of December 31, 2009, there was $772 of total unrecognized compensation expense related to nonvested stock awards, which will be recognized over the average remaining requisite service period of 1.9 years.
Note 15 — Risks and Contingencies
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
On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”). On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”). On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. The parties have been conducting coordinated discovery in both matters. While the ultimate outcome of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition and results of operations.
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in ASC 450 Contingencies (formerly,FASB Statement No. 5, Accounting for Contingencies). As required by ASC 450, the Company estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income. During the fourth quarter of 2007, the Company recorded contingency losses of $3,884, related to this matter which is reported in the Company’s Consolidated Statements of Income in “Selling, general and administrative expense”.
In addition to the foregoing, the Company is involved in certain other threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. While the ultimate outcome of these other legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these other actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Note 16 — Other Commitments
The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2016. The leases generally contain specific renewal or purchase options at lease-end at the then fair market amounts.
Future minimum lease payments at December 31, 2009 are as follows:

2010	$2,587
2011	2,619
2012	2,656
2013	2,529
2014	2,317
Thereafter	1,060

$13,768

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2009, 2008 and 2007, was approximately $2,332, $2,184 and $2,156, respectively.
The Company has aluminum purchase commitments, which are non-cancelable agreements to purchase fixed amounts of materials used in the manufacturing process. Purchase commitments are made at a fixed price and are typically entered into after a customer places an order for railcars. At December 31, 2009, the Company had aluminum purchase commitments of $1,146 for 2010.
The Company has wheel and axle purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase materials used in the manufacturing process. The Company has center sill purchase commitments consisting of a non-cancelable agreement with one of its suppliers to purchase center sills used in the manufacturing process. The estimated amounts may vary based on the actual quantities and price. At December 31, 2009, the Company had wheel and axle purchase commitments of $22,726, $22,584, $23,939, $25,375 and $17,311 for 2010, 2011, 2012, 2013 and 2014, respectively, and center sill purchase commitments of $0, $58 and $4,384 for 2010, 2011 and 2012, respectively.
The Company has employment agreements with certain members of management which provide for base compensation, bonus, incentive compensation, employee benefits and severance payments under certain circumstances. The employment agreements generally have terms that range between two and three years and automatically extend for one-year periods until terminated prior to the end of the term by either party upon 90 days notice. Annual base compensation for the executives with employment agreements ranges between $216 and $340.

Certain of the executives are entitled to participate in management incentive plans and other benefits as made available to the Company’s executives.
Note 17 – Earnings Per Share
The weighted average common shares outstanding are computed as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding	11,861,366	11,788,400	12,115,712
Dilutive effect of employee stock options and restricted share awards	8,984	44,732	73,189

Weighted average diluted common shares outstanding	11,870,350	11,833,132	12,188,901

For the years ended December 31, 2009, 2008 and 2007, 41,129, 103,037 and 70,940 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.
Note 18 — Operating Segment and Concentration of Sales
The Company’s operations consist of a single reporting segment. The Company’s sales include new railcars, used railcars, leasing and other. The following table sets forth the Company’s sales resulting from new railcars, used railcars, leasing and other for the periods indicated below:

	Year ended December 31,
	2009	2008	2007
New railcar sales	$217,046	$712,432	$800,542
Used railcar sales	818	14,368	5,928
Parts sales	17,406	14,798	9,903
Leasing revenues	5,812	2,955	39
Other sales	7,380	1,837	613

	$248,462	$746,390	$817,025

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 15%, 15% and 14%, respectively, of revenues for the year ended December 31, 2009. Sales to the Company’s top three customers accounted for 22%, 21% and 10%, respectively, of revenues for the year ended December 31, 2008. Sales to the Company’s top three customers accounted for 15%, 11% and 11%, respectively, of revenues for the year ended December 31, 2007.
Note 19 — Labor Agreements
A collective bargaining agreement at one of the Company’s facilities covered approximately 29% and 41% of the Company’s active labor force at December 31, 2009 and 2008, respectively, under an agreement that expires in October 2012.

An additional collective bargaining agreement at a different facility covered approximately 10% of the Company’s active labor force at December 31, 2008. The facility has been idled since July 2009. The agreement was ratified on February 1, 2006 and expires on January 31, 2011.
Note 20 — Related Party Transactions
In June 1999, the Company and certain of its subsidiaries entered into a consulting agreement with one of the Company’s directors, which provided that he would provide the Company with consulting services on all matters relating to the Company’s business and that of the Company’s subsidiaries. The agreement provided for a consulting fee of $50 per year. Payments for these services totaled $13 for the year ended December 31, 2008 and $50 for the year ended December 31, 2007. This agreement expired in April 2008.
Note 21 — Selected Quarterly Financial Data (Unaudited)
     (Dollar amounts in thousands except per share data)
Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Sales	$39,563	$104,328	$55,131	$49,440
Gross profit	10,295	15,983	6,879	3,365
Net income (loss) attributable to FreightCar America(2)	2,397	7,022	1,069	(5,548)
Net income (loss) per common share attributable to FreightCar America— basic(2)	0.20	0.59	0.09	(0.47)
Net income (loss) per common share attributable to FreightCar America— diluted(2)	$0.20	$0.59	$0.09	$(0.47)

2008
Sales	$95,098	$141,335	$238,008	$271,949
Gross profit	9,223	7,396	22,588	27,587
Net (loss) income attributable to FreightCar America(1)	(10,254)	(368)	10,043	12,000
Net (loss) income per common share attributable to FreightCar America— basic(1)	(0.87)	(0.03)	0.85	1.01
Net (loss) income per common share attributable to FreightCar America— diluted(1)	$(0.87)	$(0.03)	$0.85	$1.01

(1)	Results for the first quarter of 2008 include plant closure charges of $18.3 million (See Note 3, Plant Closure Charges for a description of these actions).

(2)	Results for the fourth quarter of 2009 include severance costs of $3.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Background of Restatement
On July 28, 2009, the Company announced that it had identified historical accounting errors relating to accounts payable and subsequently restated its financial statements for 2007, 2008, and the first quarter of 2009.
Description of 2008 Material Weaknesses
A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of the restatement described above, management identified the following control deficiencies as of December 31, 2008 that constituted material weaknesses:
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

These material weaknesses resulted in material errors for 2007, 2008, and the first quarter of 2009 recorded within inventories, cost of sales, leased assets held for sale, railcars on operating leases, and unvouchered payables.
REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES
In response to the material weaknesses identified above, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, proposed and implemented the measures described below to address the material weaknesses, in addition to the implementation of the new ERP system that was already in progress. This remediation effort was intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.
ERP System
During the fiscal year ended December 31, 2008, management, after a thorough evaluation of its current information technology systems and its future needs, determined to upgrade its existing information technology system to a fully integrated ERP system to be provided by Oracle Corporation. Design, implementation and testing of the core operating system was completed in August 1, 2009. Management believes that the integrated and standardized features of the new system have eliminated certain of the design limitations that contributed to the material weaknesses, supplemented by manual procedures to ensure the proper processing of vendor credit memos and differences between estimated and actual surcharges on third-party inventory. Included in these improvements is the elimination of non-integrated stand-alone operating and general ledger systems. While efforts continue in redesigning certain processes, management expects the ERP system, once fully customized, to significantly improve the Company’s internal control framework.
Inventory Valuation
The implementation of the Oracle ERP system has enhanced the inventory valuation process by providing direct costing of the perpetual inventories as dictated by purchase order pricing. To ensure the accuracy of the inventory valuations, manual procedures have been added to continually evaluate pricing variances created during the processing of vendor invoices. Additionally, preventive controls are being implemented through the Oracle system to monitor the pricing of new purchase orders.
Account Reconciliations
Management revised its policies and procedures for the reconciliation of significant balance sheet accounts to provide for a more robust and detailed reconciliation to support month-end and quarterly balances. In connection with the implementation of the ERP system, management implemented a procedure governing the reconciliation of the unvouchered payables account, inventories, and other accounts, which was distributed to the appropriate accounting and supervisory personnel prior to the end of the third quarter of 2009, and utilized in the third and fourth quarters of 2009.
Additionally, the Company has performed substantive manual procedures in an effort to ensure that the financial information reflected in this report is supported and the financial statements are fairly presented as of the date of this report. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As of the end of the Company’s 2009 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 30, 2009, the Company implemented an Oracle ERP system. During the third and fourth quarters of 2009, the Company modified certain existing internal controls related to the processes that were affected by the implementation of the ERP system. Apart from this implementation, there has been no change in our internal control over financial reporting during the last fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.
Item 11. Executive Compensation.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation for the Year Ended December 31, 2009” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.
Item 14. Principal Accounting Fees and Services.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits
(a) Documents filed as part of this report:

The following financial statements are included in this Form10-K:
1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries
     Management’s Report on Internal Control Over Financial Reporting.
     Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2009 and 2008.
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
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

FREIGHTCAR AMERICA, INC.
Date: March 15, 2010	By:	/s/ Edward J. Whalen
Edward J. Whalen, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Whalen Edward J. Whalen	President and Chief Executive Officer (principal executive officer) and Director	March 15, 2010

/s/ Christopher L. Nagel Christopher L. Nagel	Vice President, Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2010

/s/ Thomas M. Fitzpatrick Thomas M. Fitzpatrick	Chairman of the Board and Director	March 15, 2010

/s/ James D. Cirar James D. Cirar	Director	March 12, 2010

/s/ William D. Gehl William D. Gehl	Director	March 12, 2010

/s/ Thomas A. Madden Thomas A. Madden	Director	March 15, 2010

/s/ S. Carl Soderstrom S. Carl Soderstrom	Director	March 12, 2010

/s/ Robert N. Tidball Robert N. Tidball	Director	March 15, 2010

FreightCar America, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

			Accounts Charged
			Off and Recoveries
		Additions Charged	of Amounts
	Balance at	to Costs and	Previously Written
	Beginning of Period	Expenses	Off	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$330	$56	$(146)	$240
Deferred tax assets valuation allowance	7,037	158	—	7,195
Inventory reserve	150	1,168	$(150)	1,168

Year Ended December 31, 2008
Allowance for doubtful accounts	$223	$107	$—	$330
Deferred tax assets valuation allowance	3,585	3,452	—	7,037
Inventory reserve	1,177	—	$(1,027)	150

Year Ended December 31, 2007
Allowance for doubtful accounts	$191	$47	$(15)	$223
Deferred tax assets valuation allowance	2,921	664	—	3,585
Inventory reserve	—	1,951	$(774)	1,177

EXHIBIT INDEX

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter Agreement, dated as of January 26, 2010, by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2010).

10.2	Employment Agreement, dated as of January 14, 2009, by and between FreightCar America, Inc. and Christopher L. Nagel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2008).

10.3	Employment Agreement, dated as of January 10, 2008, by and between FreightCar America, Inc. and Nicholas J. Matthews (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.4	Employment agreement of Laurence M. Trusdell dated as of June 11, 2007, by and between FreightCar America, Inc. and Laurence M. Trusdell.

10.5	Amendment to employment agreement of Laurence M. Trusdell dated as of December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.6	Amendment to employment agreement of Nicholas J. Matthews dated as of December 29, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.7	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.8	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.9	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.10	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.11	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.12	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.13	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.14	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.15	Second Amended and Restated Credit Agreement, dated as of August 24, 2007, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the lenders party thereto, LaSalle Bank National Association, as Administrative Agent and Arranger, and National City Business Credit, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007).

10.16	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.17	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 11, 2009, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.18	Guarantee Agreement, dated as of September 30, 2008, by JAIX Leasing Company in favor of LaSalle Bank National Association, as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.19	Credit Agreement, dated as of September 30, 2008, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.20	First Amendment to Credit Agreement, dated as of March 11, 2009, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.21	Guarantee Agreement, dated as of September 30, 2008, by FreightCar America, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008)

10.22	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.23	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009)

10.24	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.25	Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2007).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.