Form 10-K/A
period 2009-12-31
FreightCar America, Inc.
filed 2010-03-16
CIK 1320854

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
Part III

FREIGHTCAR AMERICA, INC.

Page
Explanatory Note	3

PART IV

Item 15. Exhibits, Financial Statement Schedules	4

SIGNATURES	5
EX-23
EX-31.1
EX-31.2
EX-32

EXPLANATORY NOTE
This amended annual report on Form 10K/A amends the annual report on Form 10-K of the Company for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 (the “Original Filing”) for the sole purpose of amending and restating Exhibit 23 — Consent of Independent Registered Public Accounting Firm to include the signature of the Independent Registered Public Accounting Firm, which was inadvertently omitted in the Original Filing. Except as discussed above, we have not modified or updated disclosures presented in the Original Filing.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits
(a)	Documents filed as part of this report:
1. There are no financial statements included in this Form 10-K/A.
2. There are no financial statement schedules included in this Form 10-K/A.
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

FREIGHTCAR AMERICA, INC.
Date: March 16, 2010	By:	/s/ Edward J. Whalen
Edward J. Whalen, President and
Chief Executive Officer

EXHIBIT INDEX

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter Agreement, dated as of January 26, 2010, by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2010).

10.2	Employment Agreement, dated as of January 14, 2009, by and between FreightCar America, Inc. and Christopher L. Nagel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2008).

10.3	Employment Agreement, dated as of January 10, 2008, by and between FreightCar America, Inc. and Nicholas J. Matthews (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.4	Employment Agreement, dated as of June 11, 2007, by and between FreightCar America, Inc. and Laurence M. Trusdell (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010).

10.5	Amendment to employment agreement of Laurence M. Trusdell dated as of December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.6	Amendment to employment agreement of Nicholas J. Matthews dated as of December 29, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.7	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.8	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.9	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.10	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.11	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.12	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.13	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.14	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.15	Second Amended and Restated Credit Agreement, dated as of August 24, 2007, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc. as the Co-Borrowers, the lenders party thereto, LaSalle Bank National Association, as Administrative Agent and Arranger, and National City Business Credit, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2007).

10.16	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.17	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 11, 2009, by and among Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., JAIX Leasing Company and FreightCar Roanoke, Inc., as the Co-Borrowers, the lenders party thereto and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.18	Guarantee Agreement, dated as of September 30, 2008, by JAIX Leasing Company in favor of LaSalle Bank National Association, as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.19	Credit Agreement, dated as of September 30, 2008, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.20	First Amendment to Credit Agreement, dated as of March 11, 2009, by and among JAIX Leasing Company, as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.21	Guarantee Agreement, dated as of September 30, 2008, by FreightCar America, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2008)

10.22	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.23	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009)

10.24	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.25	Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2007).

21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.