Form 10-Q
period 2010-03-31
FreightCar America, Inc.
filed 2010-05-10
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of March 31, 2010, there were 11,932,680 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$104,080	$98,015
Restricted cash	5,042	1,420
Securities available for sale, at fair value	29,990	29,976
Accounts receivable, net of allowance for doubtful accounts of $250 and $240, respectively	4,805	3,728
Inventories	37,343	40,800
Leased railcars held for sale	5,647	2,200
Assets held for sale	2,478	2,478
Other current assets	12,933	9,467
Deferred income taxes, net	15,315	15,315

Total current assets	217,633	203,399

Long-term inventory	3,770	5,611
Property, plant and equipment, net	27,524	28,170
Railcars on operating leases	60,268	58,771
Goodwill	21,521	21,521
Deferred income taxes	16,051	13,404
Other long-term assets	4,475	4,690

Total assets	$351,242	$335,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,311	$16,948
Accrued payroll and employee benefits	3,638	7,958
Accrued postretirement benefits	5,329	5,329
Accrued warranty	8,692	9,146
Customer deposits	33,451	4,631
Other current liabilities	4,742	5,332

Total current liabilities	69,163	49,344
Accrued pension costs	15,641	15,675
Accrued postretirement benefits, less current portion	57,594	57,962
Other long-term liabilities	6,291	6,332

Total liabilities	148,689	129,313

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2010 and December 31, 2009	127	127
Additional paid in capital	98,357	97,979
Treasury stock, at cost; 798,998 and 790,865 shares at March 31, 2010 and December 31, 2009, respectively	(37,315)	(37,123)
Accumulated other comprehensive loss	(18,447)	(18,578)
Retained earnings	159,751	163,761

Total FreightCar America stockholders’ equity	202,473	206,166
Noncontrolling interest in India JV	80	87

Total stockholders’ equity	202,553	206,253

Total liabilities and stockholders’ equity	$351,242	$335,566

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except share and per share data)
Revenues	$19,530	$39,563
Cost of sales	19,622	29,268

Gross profit	(92)	10,295
Selling, general and administrative expense	5,742	7,322
Plant closure income	—	(379)

Operating (loss) income	(5,834)	3,352

Interest (expense) income, net	(136)	(162)

Operating (loss) income before income taxes	(5,970)	3,190
Income tax (benefit) provision	(2,669)	804

Net (loss) income	(3,301)	2,386
Less: Net loss attributable to noncontrolling interest in India JV	(7)	(11)

Net (loss) income attributable to FreightCar America	$(3,294)	$2,397

Net (loss) income per common share attributable to FreightCar America — basic	$(0.28)	$0.20

Net (loss) income per common share attributable to FreightCar America —diluted	$(0.28)	$0.20

Weighted average common shares outstanding — basic	11,875,329	11,849,768

Weighted average common shares outstanding — diluted	11,875,329	11,852,480

Dividends declared per common share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnins	Interest	Equity

Balance, December 31, 2008	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

Net income (loss)	—	—	—	—	—	—	2,397	(11)	2,386
Pension liability activity, net of tax	—	—	—	—	—	134	—	—	134
Postretirement liability activity, net of tax	—	—	—	—	—	35	—	—	35
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)

Comprehensive income	—	—	—	—	—	—	—	—	2,553

Restricted stock awards	—	—	(474)	10,000	474	—	—	—	—
Stock-based compensation recognized	—	—	539	—	—	—	—	—	539
Deficiency of tax benefit from stock-based compensation	—	—	(240)	—	—	—	—	—	(240)
Cash dividends	—	—	—	—	—	—	(715)	—	(715)

Balance, March 31, 2009	12,731,678	$127	$98,078	(811,182)	$(38,397)	$(16,302)	$163,367	$90	$206,963

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

Net loss	—	—	—	—	—	—	(3,294)	(7)	(3,301)
Pension liability activity, net of tax	—	—	—	—	—	66	—	—	66
Postretirement liability activity, net of tax	—	—	—	—	—	66	—	—	66
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(1)	—	—	(1)

Comprehensive loss	—	—	—	—	—	—	—	—	(3,170)

Employee restricted stock settlement	—	—	—	(8,092)	(191)	—	—	—	(191)
Forfeiture of restricted stock awards	—	—	1	(41)	(1)	—	—	—	—
Stock-based compensation recognized	—	—	377	—	—	—	—	—	377
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, March 31, 2010	12,731,678	$127	$98,357	(798,998))	$(37,315)	$(18,447)	$159,751	$80	$202,553

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,301)	$2,386
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Plant closure income	—	(379)
Depreciation and amortization	1,624	1,186
Other non-cash items	(1,366)	130
Deferred income taxes	(2,727)	7,445
Compensation expense under stock option and restricted share award agreements	377	538
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	54,737
Inventories	7,011	(12,201)
Leased railcars held for sale	(5,647)	(36,573)
Other current assets	(4,228)	(327)
Accounts payable	(3,652)	(17,702)
Accrued payroll and employee benefits	(4,320)	(5,558)
Income taxes receivable/payable	920	(6,539)
Accrued warranty	(454)	(606)
Customer deposits and other current liabilities	28,230	(7,333)
Deferred revenue, non-current	(120)	(270)
Accrued pension costs and accrued postretirement benefits	(270)	329

Net cash flows provided by (used in) operating activities	11,000	(20,737)

Cash flows from investing activities
Restricted cash deposits	(3,622)	(4,238)
Cost of railcars on operating leases produced or acquired	—	(11,000)
Purchases of property, plant and equipment	(406)	(1,220)

Net cash flows used in investing activities	(4,028)	(16,458)

Cash flows from financing activities
Payments on long-term debt	—	(17)
Employee restricted stock settlement	(191)	—
Cash dividends paid to stockholders	(716)	(715)

Net cash flows used in financing activities	(907)	(732)

Net increase (decrease) in cash and cash equivalents	6,065	(37,927)
Cash and cash equivalents at beginning of period	98,015	129,192

Cash and cash equivalents at end of period	$104,080	$91,265

Supplemental cash flow information:
Income taxes paid	$13	$—

Income tax refunds received	$794	$—

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 – Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Intermedco, Inc. (“Intermedco”), JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. and FreightCar Mauritius Ltd. (“Mauritius”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has manufacturing facilities in Danville, Illinois and Roanoke, Virginia and an administrative facility in Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh FreightCar Private Limited, Inc. which is incorporated in India and FreightCar Mauritius Ltd. which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh FreightCar Private Limited, Inc. for which the Company (through Mauritius) has a 51% ownership interest.
Note 2 – Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent and FCR. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These amended interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
Note 3 – Recent Accounting Pronouncements
As of January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (FASB) changes to ASC 810 Consolidation (formerly, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51). These changes require the Company to perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity and to perform ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. These changes to ASC 810 eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity and add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment , as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. These changes to ASC 810 also require enhanced disclosures to provide users of financial statements with more transparent information about the Company’s involvement in a variable interest entity. The adoption of changes to ASC 810 had no impact on the Company’s financial statements.
In October 2009, the FASB issued changes to ASC 605, Revenue Recognition. These changes to revenue recognition for multiple-deliverable arrangements require separation of consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. These changes to ASC 605 eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price and require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Enhanced disclosures related to multiple-deliverable revenue arrangements are also required. The adoption of changes to ASC 855 are effective on January 1, 2011 and are not expected to have any impact on the Company’s financial statements, since the Company does not currently have any such arrangements with its customers.
Note 4 – Plant Closure
In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control.
On June 24, 2008, the Company announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown manufacturing facility and its workforce, including a class action litigation, a contested arbitration ruling and other pending grievance proceedings. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA was terminated effective May 15, 2008 and the Johnstown manufacturing facility was closed. The settlement provided special pension benefits to certain workers at the Johnstown manufacturing facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility.
The Condensed Consolidated Statement of Operations includes no plant closure charges (income) for the three months ended March 31, 2010. Plant closure income for the three months ended March 31, 2009 included reductions in employee termination benefits of $176 and insurance recoveries of $203.
Note 5 – Fair Value Measurements
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
The Company’s current investment policy is to invest in cash and securities backed by the U.S. Government. The Company classifies all unrestricted short-term investments with original maturities of three months or less when acquired as Cash equivalents. The carrying amounts of Cash equivalents approximate fair value because of the short maturity of these instruments. During the fourth quarter of 2009 the Company purchased two fixed income government obligations with par values of $20,000 and $10,000, respectively, and maturity dates of April 10, 2010 and August 10, 2010, respectively. The securities are classified as available-for-sale at March 31, 2010 and December 31, 2009 and recorded at fair value on the Company’s Condensed Consolidated Balance Sheet. Securities available for sale are valued using quoted prices in active markets for identical assets and liabilities.
The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$82,010	$—	$—	$82,010
Securities available for sale – fixed income government obligations	$29,990	$—	$—	$29,990
Based on its current investments the Company uses only level one valuation techniques. If the Company’s investment policy and portfolio change in the future the Company will evaluate the use of level two or level three valuation techniques for new investments.

Note 6 – Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31,	December 31,
	2010	2009
Work in progress	$28,781	$30,803
Finished new railcars	—	—
Used railcars acquired upon trade-in	8,562	9,997

Total inventories	$37,343	$40,800

The above table excludes long-term inventory of $3,770 and $5,611 as of March 31, 2010 and December 31, 2009, respectively.
Note 7 – Leased Railcars
The Company offers railcar leases to its customers at market rates with terms and conditions that have been negotiated with the customers. Railcar leases generally have terms from three to five years but may extend up to seven years. It is the Company’s strategy to offer these leased assets for sale to leasing companies and financial institutions as market opportunities arise, rather than holding them to maturity.
Initially as of the date of lease and on a quarterly basis thereafter the Company evaluates leased railcars to determine if the leased railcars qualify as “assets held for sale.” If all of the held for sale criteria are met, including the determination by management that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet (leased assets held for sale). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether those market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Leased railcars held for sale are carried at the lower of carrying value or fair value less cost to sell and are not depreciated.
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years. Depreciation on railcars on operating leases was $409 for the three months ended March 31, 2010 and $226 for the three months ended March 31, 2009.
The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months of the manufacture of the railcars and the sales process is complete. The Company recognizes revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
Leased railcars at March 31, 2010 included leased railcars classified as held for sale of $5,647 and railcars on operating leases classified as long-term assets of $60,268. Leased railcars at December 31, 2009 included leased railcars classified as held for sale of $2,200 and railcars on operating leases classified as long-term assets of $58,771. Due to a decline in asset values in the market, an impairment write-down of $360 related to these railcars on operating leases was recorded during the first three months of 2009.
Leased railcars at March 31, 2010 are subject to lease agreements with external customers with terms of up to five years.
Future minimum rental revenues on leased railcars at March 31, 2010 are as follows:

Nine months ending December 31, 2010	$3,420
Year ending December 31, 2011	3,321
Year ending December 31, 2012	1,062
Year ending December 31, 2013	606
Year ending December 31, 2014	502
Thereafter	167

$9,078

Note 8– Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31,	December 31,
	2010	2009
Buildings and improvements	$19,056	$19,056
Machinery and equipment	31,282	31,175

Cost of buildings, improvements, machinery and equipment	50,338	50,231
Less: Accumulated depreciation and amortization	(23,655)	(22,599)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	26,683	27,632
Land	151	151
Construction in process	690	387

Total property, plant and equipment, net	$27,524	$28,170

During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility were classified as available for sale. The facility had a net book value of $2,478 at December 31, 2009, which included land, building and equipment in the amounts of $550, $1,468 (cost basis of $1,980) and $460 (cost basis of $20,050), respectively. During the fourth quarter of 2009, the Company entered into an agreement for the sale of the facility. The Company received $500 as a down payment on the sales price of $2,900 during December 2009 and is receiving the remaining $2,400 in monthly installments of $200 during 2010. The Company accounted for the transaction under the “deposit method” as prescribed by ASC 360-20-40 as the buyer’s initial investment was less than 20% of the sales price and other recognition criteria were not satisfied. As a result, the Company has not recognized any profit or recorded the notes receivable and the property continues to be reflected as an asset on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010. The $500 down payment and the $600 in monthly installments received to date are included in “Customer deposits” on the Company’s Condensed Consolidated Balance sheet as of March 31, 2010. The estimated gain from the sale of the facility is $422 and is expected to be recognized during the fourth quarter of 2010.
Note 9 – Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by ASC 350 Intangibles – Goodwill and Other, (formerly, SFAS No. 142, Goodwill and Other Intangible Assets) as of January 1 of each year. Management estimates the valuation of the Company (which consists of one reporting unit) using a combination of methods, as are considered appropriate in the circumstances, including discounted future cash flows, the prices of comparable businesses, recent transactions involving businesses similar to our Company, and the Company’s market capitalization. There was no adjustment required based on the annual impairment tests for 2010 or 2009.
Goodwill and intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
Patents	$13,097	$13,097
Accumulated amortization	(9,343)	(9,195)

Patents, net of accumulated amortization	3,754	3,902
Goodwill	21,521	21,521

Total goodwill and intangible assets	$25,275	$25,423

Patents are being amortized on a straight-line method over their remaining legal life. The weighted average remaining life of the Company’s patents is 7 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $149 for the three months ended March 31, 2010 and 2009, respectively. The Company estimates amortization expense for the year ending December 31, 2010 will be approximately $590, for each of the two years in the period ending December 31, 2012 will be approximately $586 and for each of the two years in the period ending December 31, 2014 will be approximately $582.

The Company evaluates its patent intangibles for impairment at least annually and has identified no impairment during 2010 or 2009.
Note 10 – Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to six years. The changes in the warranty reserve for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
	March 31,
	2010	2009
Balance at the beginning of the period	$9,146	$11,476
Provision for warranties issued during the period.	53	110
Reductions for payments, cost of repairs and other	(507)	(716)

Balance at the end of the period	$8,692	$10,870

Note 11 – Revolving Credit Facilities
On August 24, 2007, the Company entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance the working capital requirements of the Company through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total senior secured revolving credit facility of $50,000, including: (i) a sub-facility for letters of credit in an amount not to exceed $50,000; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5,000. The amount available under the revolving credit facility is based on the lesser of (i) $50,000 or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20,000 borrowing base reserve. Since the Company’s accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of the business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $3,623 and $3,181 as of March 31, 2010 and December 31, 2009, respectively.
The Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement). The Company is required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company and guaranteed by an unsecured guarantee made by JAIX. The Credit Agreement has both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Credit Agreement also provides for customary events of default.
As of March 31, 2010 and December 31, 2009, the Company had no borrowings under the Credit Agreement. The Company had $1,154 in outstanding letters of credit under the letter of credit sub-facility as of both March 31, 2010 and December 31, 2009. Under the revolving credit facility, the Company’s subsidiaries are permitted to pay dividends and transfer funds to the Company without restriction.
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

Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of March 31, 2010 and December 31, 2009, the Company had no borrowings under the JAIX Credit Agreement.
As of March 31, 2010, the Company was in compliance with all covenant requirements under its revolving credit facilities.
Note 12 – Stock-Based Compensation
On January 26, 2010, the Company awarded 200,000 non-qualified stock options to the Chief Executive Officer of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in two equal annual installments beginning on January 26, 2011 and have a contractual term of 10 years. The exercise price of each option is $19.96, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $9.02 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the January 26, 2010 stock options: expected live of the options of 5.75 years; expected volatility of 51.96%; risk-free interest rate of 2.38%; and expected dividend yield of 1.21%.
On February 23, 2010, the Company awarded 74,310 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on February 23, 2011 and have a contractual term of 10 years. The exercise price of each option is $20.69, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $9.52 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the February 23, 2010 stock options: expected lives of the options of 6 years; expected volatility of 51.81%; risk-free interest rate of 2.37%; and expected dividend yield of 1.16%.
Expected life in years was determined using the simplified method. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant
As of March 31, 2010, there was $2,291 of unearned compensation expense related to the stock options granted during the quarter ended March 31, 2010, which will be recognized over the average remaining requisite service period of 25 months.
Note 13 – Comprehensive Income
Comprehensive income consists of net operating income or loss and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating income or loss reported in the Condensed Consolidated Statements of Operations to total comprehensive income is reconciled as follows:

	Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(3,301)	$2,397
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	132	169
Market value adjustment for securities available, net of reclassification adjustment, net of tax	(1)	—

Total comprehensive (loss) income	$(3,170)	$2,566

Note 14 – Employee Benefit Plans
The Company has qualified, defined benefit pension plans that were established to cover employees of JAC, Operations and JAIX. The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to recognize in 2007 a substantial portion of the net actuarial loss and prior service cost relating to these plans that had not yet been recognized in earnings. In addition, the plant closure decision triggered contractual special pension benefits that were recognized in 2008 for the Company’s pension plan and contractual termination benefits that were recognized for the Company’s postretirement plan. As of December 31, 2009, the Company suspended its pension plan for salaried employees who are not part of a collective bargaining unit. As a result of this decision, the Company recognized a substantial portion of the net actuarial loss and prior service cost relating to this plan that had not yet been recognized in earnings during the fourth quarter of 2009.
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
The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
	March 31,
	2010	2009
Pension Benefits
Service cost	$—	$150
Interest cost	856	976
Expected return on plan assets	(889)	(737)
Amortization of prior service cost	—	26
Amortization of unrecognized net loss	106	188

	$73	$603

	Three Months Ended
	March 31,
	2010	2009
Postretirement Benefit Plan
Service cost	$14	$12
Interest cost	870	993
Plant closure cost	—	—
Amortization of prior service cost	60	56
Amortization of unrecognized net loss	46	—

	$990	$1,061

The Company made no contributions to the Company’s defined benefit pension plans for the three months ended March 31, 2010 and 2009. The Company expects to make less than $100 in contributions to its pension plans in 2010. The Company made payments to the Company’s postretirement benefit plan of approximately $1,272 and $1,232, respectively, for the three months ended March 31, 2010 and 2009. Total payments to the Company’s postretirement benefit plan in 2010 are expected to be $5,342. As of December 31, 2009, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $61,462 and $63,291, respectively, which exceeded the fair value of plan assets by $15,546 and $63,291, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $102 and $422 for the three months ended March 31, 2010 and 2009, respectively.
Note 15 – Contingencies
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
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies and estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income
Note 16 – Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding	11,875,329	11,849,768
Dilutive effect of employee stock options and nonvested share awards	—	2,712

Weighted average diluted common shares outstanding	11,875,329	11,852,480

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three months ended March 31, 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the three months ended March 31, 2009, there were 159,240 stock options and 58,183 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.
Note 17 – Sales Contract Termination Revenue
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
We believe we are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for the railcars we produce, as well as those manufactured by others. Our primary customers are financial institutions, shippers and railroads.
Our manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our manufacturing facilities has the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars.
Orders for new railcars in the first quarter of 2010 were 3,656 compared to 185 units ordered in the fourth quarter of 2009 and 339 units ordered in the first quarter of 2009. Railcar deliveries totaled 321 units in the first quarter of 2010, compared to 697 units delivered in the fourth quarter of 2009 and 876 units delivered in the first quarter of 2009. Total backlog of unfilled orders was 3,600 units at March 31, 2010, compared to 265 units at December 31, 2009.
The market for new coal-carrying railcars continues to be very soft. The number of railcars that are currently in storage remains high, placing downward pressure on the demand for coal-carrying railcars. Recession-driven reductions in demand for electricity, ample utility stockpiles, natural gas substitution and lower coal production have also contributed to the decline in coal activity. We anticipate that these economic factors will continue to challenge the market for coal-carrying railcars in North America throughout the remainder of 2010.
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. We expect the demand for coal cars to improve once the current recessionary pressures are behind us. Roughly half of our nation’s electrical power is generated from coal and there are approximately 31 new power plants currently under construction. The U.S. Energy Information Administration has projected continued growth in domestic coal consumption for electric power generation through 2030. Factors such as these suggest that our main products and services should be in demand for the foreseeable future. However, future government policies and the potential of a long-term shift away from coal, the primary fuel source for electric power generation, would mitigate this demand.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
Revenues
Our revenues for the three months ended March 31, 2010 were $19.5 million compared to $39.6 million for the three months ended March 31, 2009. Revenues for the first quarter of 2009 include $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. Total deliveries in the first quarter of 2010 were 321 units, consisting of 185 cars sold and 136 cars leased, compared to 876 total units delivered in the first quarter of last year. Our revenues for the first quarter of 2010 clearly reflect the continuation of the extended downturn in the coal-carrying railcar cycle as well as our low backlog coming into 2010. Total backlog of unfilled orders was 3,600 units at March 31, 2010 compared to 265 units at December 31, 2009.
Gross Profit
Our gross profit for the first quarter of 2010 was essentially break-even, reflecting the very low level of manufacturing activity. Gross profit for the first quarter of 2009 was $10.3 million with a corresponding margin rate of 26.0%. The margin rate for the first quarter of 2009 was positively impacted by the previously disclosed contract termination fee as well as a favorable product mix, increase in lease revenue and an increase in the sales of after-market parts, which generally carry higher margins than railcars.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the three months ended March 31, 2010 were $5.7 million compared to $7.3 million for the three months ended March 31, 2009, representing a decrease of $1.6 million. The decrease in selling, general and administrative expenses for the first quarter of 2010 compared to the 2009 period is primarily attributable to reductions in salaries and benefits, including a reduction of $0.9 million related to employee bonuses. Salaries and benefits for the first quarter of 2010 also decreased compared to the 2009 period as we reduced headcount in line with the size of the business over the past 12 months.
Plant Closure Income
Results for the three months ended March 31, 2009 include plant closure income of $0.4 million, which represented reductions in employee termination benefits of $176,000 and insurance recoveries of $203,000.
Interest Income
Interest expense, net of interest income for the three months ended March 31, 2010 was $0.1 million compared to $0.2 million for the three months ended March 31, 2009.
Income Taxes
The income tax benefit was $2.7 million, at an effective tax rate of 44.7%, for the three months ended March 31, 2010, compared to an income tax provision of $0.8 million, at an effective tax rate of 25.2%, for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of the blended state rate of 7.4%, an addition of 0.3% related to interest on amended tax returns, a reduction of 0.6% caused by a change in the valuation allowance, a reduction of 0.8% for the impact of changes in the tax reserve and a reduction of 0.3% for the effect of other differences. The effective tax rate for the three months ended March 31, 2010 included the addition of 3.7% for tax deductible goodwill, which is increasing the effective tax rate in the current period because the favorable tax treatment of certain amortization increases the effective tax rate in periods of loss, whereas it reduces the effective tax rate during periods of profitability. The effective tax rate for the first quarter of 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%.
Net (Loss) Income
As a result of the foregoing, net loss attributable to FreightCar America was $3.3 million for the three months ended March 31, 2010, compared to net income attributable to FreightCar America of $2.4 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, our basic and diluted net loss per share was $0.28, on basic and diluted shares outstanding of 11,875,329. For the three months ended March 31, 2009, our basic and diluted net income per share was $0.20, on basic and diluted shares outstanding of 11,849,768 and 11,852,480, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the three months ended March 31, 2010 and 2009, were our cash balances on hand, our cash generated by cash flows from operations and our two revolving credit facilities.
On August 24, 2007, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto (as amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2009, the “Credit Agreement”). The proceeds of the revolving credit facility under the Credit Agreement can be used to finance our working capital requirements through direct borrowings and the issuance of stand-by letters of credit. The Credit Agreement consists of a total senior secured revolving credit facility of $50.0 million, including: (i) a sub-facility for letters of credit in an amount not to exceed $50.0 million; and (ii) a sub-facility for a swing line loan in an amount not to exceed $5.0 million. The amount available under the revolving credit facility is based on the lesser of (i) $50.0 million or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20.0 million borrowing base reserve. Since our accounts receivable and inventory balances fluctuate considerably based on the cyclical nature of our business and the timing of orders, the amount available for borrowing also fluctuates considerably. Under the borrowing base calculation, the amount available for borrowing was $3.6 million and $3.2 million as of March 31, 2010 and December 31, 2009, respectively.
The Credit Agreement has a term ending on May 31, 2012 and bears interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Credit Agreement). We are required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Credit Agreement are collateralized by substantially all of our assets and guaranteed by an unsecured guarantee made by JAIX. The Credit Agreement has both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Credit Agreement also provides for customary events of default.
As of March 31, 2010 and December 31, 2009, we had no borrowings under the Credit Agreement. We had $1.2 million in outstanding letters of credit under the letter of credit sub-facility as of March 31, 2010 and December 31, 2009. Under the revolving credit facility, our subsidiaries are permitted to pay dividends and transfer funds to us without restriction.
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
Availability under the JAIX Credit Agreement is based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. For the first two years the facility requires interest only payments, thereafter the amount drawn on each group of Eligible Railcars under lease is required to be repaid in equal installments at the 6, 12 and 18 month anniversaries of such leases. The JAIX Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum fixed charge coverage ratio, a minimum tangible net worth, a requirement to deposit restricted cash and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The JAIX Credit Agreement also provides for customary events of default. As of March 31, 2010 and December 31, 2009, we had no borrowings under the JAIX Credit Agreement.
As of March 31, 2010, we are in compliance with all covenant requirements under our revolving credit facilities.
As of March 31, 2010, the value of railcars under operating leases was $65.9 million, the investment in which was funded by cash flows from operations rather than the JAIX Credit Agreement. We anticipate that we may continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under lease may be funded by cash flows from operations, borrowings under our credit facilities, or both, as we evaluate our liquidity and capital resources.
Our restricted cash balance was $5.0 million as of March 31, 2010 and was established in lieu of standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The restrictions on $3.3 million of the cash balance expired during the second quarter of 2010 and restrictions on the remaining $1.7 million are scheduled to expire during the third and fourth quarters of 2010. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under our revolving credit facilities.
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
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. Our management expects that any future obligations under our pension plans that are not currently funded will be funded out of our future cash flows from operations. As of December 31, 2009, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $61.5 million and $63.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $63.3 million, respectively. We made no contributions to our defined benefit pension plans during the first quarter of 2010 and expect to make less than $100,000 in contributions to our defined benefit pension plans in 2010. We may elect to adjust the level of contributions to our pension plans based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of approximately $1.3 million during the first quarter of 2010, and expect to make approximately $5.3 million in total payments to our postretirement benefit plan in 2010. We anticipate funding pension plan contributions and postretirement plan payments with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2010, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In thousands)
Operating leases	$13,120	$2,593	$5,292	$4,346	$889
Material and component purchases	120,136	25,336	55,417	39,383	—

Total	$133,256	$27,929	$60,709	$43,729	$889

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $5.3 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2010 because the timing of the payout of these amounts cannot be determined.
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$11,000	$(20,737)
Investing activities	(4,028)	(16,458)
Financing activities	(907)	(732)

Total	$6,065	$(37,927)

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.
Our net cash provided by operating activities for the three months ended March 31, 2010 was $11.0 million compared to net cash used in operating activities of $20.7 million for the three months ended March 31, 2009. Net cash provided by operating activities for the three months ended March 31, 2010 included cash deposits of $28.4 million that were received during the first quarter of 2010. Net cash provided by operating activities for the first quarter of 2010 also included increases in cash due to changes in inventory of $7.0 million and decreases in cash due to changes in current assets (leased railcars held for sale, accrued payroll and employee benefits, other current assets, accounts receivable and accounts payable) totaling $18.9 million as well as decreases in cash due to changes in income taxes of $1.8 million and net loss adjusted for non-cash items of $3.1 million. Net cash used in operating activities for the three months ended March 31, 2009 included decreases in cash due to the cost of leased railcars held for sale of $36.6 million, decreases in cash due to changes in accounts payable of $17.7 million, decreases in cash due to changes in inventory of $12.2 million and decreases in cash due to changes in customer deposits of $7.3 million that were partially offset by increases in cash due to changes in accounts receivable of $54.7 million.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2010 was $4.0 million compared to $16.5 million for the three months ended March 31, 2009. Net cash used in investing activities for the three months ended March 31, 2010 consisted of restricted cash deposits of $3.6 million and capital expenditures of $0.4 million. Net cash used in investing activities for the three months ended March 31, 2009 consisted of restricted cash deposits of $4.2 million, cost of railcars under operating leases produced or acquired of $11.0 million and capital expenditures of $1.2 million.
Financing Activities. Net cash used in financing activities was $0.9 million for the three months ended March 31, 2010 compared to $0.7 million for the three months ended March 31, 2009. Net cash used in financing activities for both periods included $0.7 million of cash dividends to our stockholders. Net cash used in financing activities for the three months ended March 31, 2010 also included $0.2 million related to the cost of stock acquired.
Capital Expenditures
Our capital expenditures were $0.4 million in the three months ended March 31, 2010 compared to $1.2 million in the three months ended March 31, 2009. Excluding unforeseen expenditures, management expects that capital expenditures to maintain our existing facilities will be approximately $0.9 million for the remainder of 2010. We continuously evaluate our manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future. Capital expenditures for the remainder of 2010 may also include costs related to on-going enhancements to our ERP system that was implemented during 2009.

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
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $50.0 million revolving credit facility, which provides for financing of our working capital requirements and contains a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of March 31, 2010, there were no borrowings under the revolving credit facility and we had issued approximately $1.2 million in letters of credit under the sub-facility for letters of credit.
We also have a $60.0 million revolving credit facility, which provides for the financing of the production or acquisition of railcars to be leased. As of March 31, 2010, there were no borrowings under this credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2009 annual report on Form 10-K.
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

FREIGHTCAR AMERICA, INC.
Date: May 10, 2010	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen,
President and Chief Executive Officer

	By:	/s/ CHRISTOPHER L. NAGEL
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