Form 10-Q
period 2010-06-30
FreightCar America, Inc.
filed 2010-08-09
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 31, 2010, there were 11,936,199 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$90,144	$98,015
Restricted cash	1,750	1,420
Securities available for sale, at fair value	39,989	29,976
Accounts receivable, net of allowance for doubtful accounts of $179 and $240, respectively	4,259	3,728
Inventories	32,616	40,800
Leased railcars held for sale	6,686	2,200
Assets held for sale	2,478	2,478
Other current assets	12,495	9,467
Deferred income taxes, net	15,316	15,315

Total current assets	205,733	203,399

Long-term inventory	9,774	5,611
Property, plant and equipment, net	27,018	28,170
Railcars on operating leases	59,805	58,771
Goodwill	21,521	21,521
Deferred income taxes	17,028	13,404
Other long-term assets	4,260	4,690

Total assets	$345,139	$335,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,365	$16,948
Accrued payroll and employee benefits	3,215	7,958
Accrued postretirement benefits	5,329	5,329
Accrued warranty	8,392	9,146
Customer deposits	30,244	4,631
Other current liabilities	4,569	5,332

Total current liabilities	64,114	49,344
Accrued pension costs	15,607	15,675
Accrued postretirement benefits, less current portion	57,352	57,962
Other long-term liabilities	6,262	6,332

Total liabilities	143,335	129,313

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2010 and December 31, 2009	127	127
Additional paid in capital	98,429	97,979
Treasury stock, at cost; 795,479 and 790,865 shares at June 30, 2010 and December 31, 2009, respectively	(36,948)	(37,123)
Accumulated other comprehensive loss	(18,315)	(18,578)
Retained earnings	158,446	163,761

Total FreightCar America stockholders’ equity	201,739	206,166
Noncontrolling interest in India JV	65	87

Total stockholders’ equity	201,804	206,253

Total liabilities and stockholders’ equity	$345,139	$335,566

     See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Revenues	$30,999	$104,328	$50,529	$143,891
Cost of sales	27,338	88,345	46,960	117,613

Gross profit	3,661	15,983	3,569	26,278
Selling, general and administrative expense	5,803	6,713	11,545	14,035
Plant closure income	—	(116)	—	(495)

Operating (loss) income	(2,142)	9,386	(7,976)	12,738
Interest (expense) income, net	(129)	(133)	(265)	(295)

Operating (loss) income before income taxes	(2,271)	9,253	(8,241)	12,443
Income tax (benefit) provision	(951)	2,268	(3,620)	3,072

Net (loss) income	(1,320)	6,985	(4,621)	9,371
Less: Net loss attributable to noncontrolling interest in India JV	(15)	(37)	(22)	(48)

Net (loss) income attributable to FreightCar America	$(1,305)	$7,022	$(4,599)	$9,419

Net (loss) income per common share attributable to FreightCar America – basic	$(0.11)	$0.59	$(0.39)	$0.79

Net (loss) income per common share attributable to FreightCar America – diluted	$(0.11)	$0.59	$(0.39)	$0.79

Weighted average common shares outstanding – basic	11,896,312	11,860,809	11,885,878	11,855,319

Weighted average common shares outstanding – diluted	11,896,312	11,863,999	11,885,878	11,858,272

Dividends declared per common share	$—	$0.06	$0.06	$0.12

     See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
	Common Stock		Additional	Treasury Stock		Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Paid In Capital	Shares	Amount	Loss	Earnings	Interest	Equity

Balance, December 31, 2008	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

Net income (loss)	—	—	—	—	—	—	9,419	(48)	9,371
Pension liability activity, net of tax	—	—	—	—	—	267	—	—	267
Postretirement liability activity, net of tax	—	—	—	—	—	70	—	—	70
Foreign currency translation	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	9,708

Restricted stock awards	—	—	(1,874)	39,589	1,874	—	—	—	—
Stock-based compensation recognized	—	—	1,091	—	—	—	—	—	1,091
Deficiency of tax benefit from stock-based compensation	—	—	(358)	—	—	—	—	—	(358)
Cash dividends	—	—	—	—	—	—	(1,434)	—	(1,434)

Balance, June 30, 2009	12,731,678	$127	$97,112	(781,593)	$(36,997)	$(16,134)	$169,672	$53	$213,833

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

Net loss	—	—	—	—	—	—	(4,599)	(22)	(4,621)
Pension liability activity, net of tax	—	—	—	—	—	133	—	—	133
Postretirement liability activity, net of tax	—	—	—	—	—	132	—	—	132
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(2)	—	—	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	(4,358)

Restricted stock awards	—	—	(624)	13,424	624	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,752)	(235)	—	—	—	(235)
Forfeiture of restricted stock awards	—	—	214	(8,286)	(214)	—	—	—	—
Stock-based compensation recognized	—	—	860	—	—	—	—	—	860
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, June 30, 2010	12,731,678	$127	$98,429	(795,479)	$(36,948)	$(18,315)	$158,446	$65	$201,804

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(4,621)	$9,371
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Depreciation and amortization	3,293	2,541
Other non-cash items	(1,989)	292
Deferred income taxes	(3,784)	7,049
Compensation expense under stock option and restricted share award agreements	860	1,091
Changes in operating assets and liabilities:
Accounts receivable	(531)	66,981
Inventories	6,406	(9,658)
Leased railcars held for sale	(6,686)	(16,598)
Other current assets	(3,688)	48
Accounts payable	(4,965)	(17,830)
Accrued payroll and employee benefits	(4,743)	(5,191)
Income taxes receivable/payable	982	3,824
Accrued warranty	(754)	(708)
Customer deposits and other current liabilities	24,850	(5,083)
Deferred revenue, non-current	(234)	(488)
Accrued pension costs and accrued postretirement benefits	(413)	218

Net cash flows provided by operating activities	3,983	35,859

Cash flows from investing activities
Restricted cash deposits	(3,622)	—
Restricted cash withdrawals	3,292	—
Purchase of securities available for sale	(29,982)	—
Maturity of securities available for sale	20,000	—
Cost of railcars on operating leases produced or acquired	—	(8,802)
Purchases of property, plant and equipment	(591)	(2,431)

Net cash flows used in investing activities	(10,903)	(11,233)

Cash flows from financing activities
Payments on long-term debt	—	(28)
Deferred financing costs paid	—	(5)
Employee restricted stock settlement	(235)	—
Cash dividends paid to stockholders	(716)	(1,434)

Net cash flows used in financing activities	(951)	(1,467)

Net (decrease) increase in cash and cash equivalents	(7,871)	23,159
Cash and cash equivalents at beginning of period	98,015	129,192

Cash and cash equivalents at end of period	$90,144	$152,351

Supplemental cash flow information:
Interest paid	$273	$102

Income taxes paid	$136	$175

Income tax refunds received	$794	$7,750

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. and FreightCar Mauritius Ltd. (“Mauritius”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has manufacturing facilities in Danville, Illinois and Roanoke, Virginia and an administrative facility in Johnstown, Pennsylvania. The Company’s operations comprise one operating segment. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh FreightCar Private Limited, Inc. which is incorporated in India and FreightCar Mauritius Ltd. which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh FreightCar Private Limited, Inc. for which the Company (through Mauritius) has a 51% ownership interest.
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, Titagarh FreightCar Private Limited, Inc. and Mauritius. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
Note 3 — Recent Accounting Pronouncements
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
In October 2009, the FASB issued changes to ASC 605, Revenue Recognition. These changes to revenue recognition for multiple-deliverable arrangements require separation of consideration received in such arrangements by establishing an information hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. These changes to ASC 605 eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price and require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Enhanced disclosures related to multiple-deliverable revenue arrangements are also required. The adoption of changes to ASC 605 are effective on January 1, 2011 and are not expected to have any impact on the Company’s financial statements, since the Company does not currently have any such arrangements with its customers.
Note 4 — Plant Closure
In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control.
On June 24, 2008, the Company announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown manufacturing facility and its workforce, including a class action, a contested arbitration ruling and other pending grievance proceedings. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA was terminated effective May 15, 2008 and the Johnstown manufacturing facility was closed. The settlement provided special pension benefits to certain workers at the Johnstown manufacturing facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility.
The Condensed Consolidated Statement of Operations includes no plant closure charges (income) for the three months and six months ended June 30, 2010. Plant closure income for the three months ended June 30, 2009 included increases in employee termination benefits of $10 and insurance recoveries of $126. Plant closure income for the six months ended June 30, 2009 included reductions in employee termination benefits of $166 and insurance recoveries of $329.
Note 5 — Fair Value Measurements
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
The Company’s current investment policy is to invest in cash and securities backed by the U.S. Government. The Company classifies all unrestricted short-term investments with original maturities of three months or less when acquired as cash equivalents. The carrying amounts of cash equivalents approximate fair value because of the short maturity of these instruments. During the fourth quarter of 2009, the Company purchased two fixed income government obligations with par values of $20,000 and $10,000, respectively, and maturity dates of April 10, 2010 and August 10, 2010, respectively. During the second quarter of 2010, the Company purchased a fixed income government obligation with a par value of $30,000 and a maturity date of August 26, 2010. The securities are classified as available for sale at June 30, 2010 and December 31, 2009 and recorded at fair value on the Company’s Condensed Consolidated Balance Sheet. Securities available for sale are valued using quoted prices in active markets for identical assets and liabilities.
The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements		As of June 30, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$81,303	$—	$—	$81,303
Securities available for sale — fixed income government obligations	$39,989	$—	$—	$39,989
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

Note 6 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30,	December 31,
	2010	2009
Work in progress	$30,117	$30,803
Finished new railcars	—	—
Used railcars acquired upon trade-in	2,499	9,997

Total inventories	$32,616	$40,800

The above table excludes long-term inventory of $9,774 and $5,611 as of June 30, 2010 and December 31, 2009, respectively which represents raw materials that have been purchased under long-term purchase agreements and that the Company believes will not be used in production within twelve months.
Note 7 — Leased Railcars
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
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years. Depreciation on railcars on operating leases was $464 and $298 for the three months ended June 30, 2010 and 2009, respectively, and $872 and $524 for the six months ended June 30, 2010 and 2009, respectively.
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
Leased railcars at June 30, 2010 included leased railcars classified as held for sale of $6,686 and railcars on operating leases classified as long-term assets of $59,805. Leased railcars at December 31, 2009 included leased railcars classified as held for sale of $2,200 and railcars on operating leases classified as long-term assets of $58,771. Due to a decline in asset values in the market, an impairment write-down of $360 related to these railcars on operating leases was recorded during the first six months of 2009.
Leased railcars at June 30, 2010 are subject to lease agreements with external customers with terms of up to five years.
Future minimum rental revenues on leased railcars at June 30, 2010 are as follows:

Six months ending December 31, 2010	$2,185
Year ending December 31, 2011	3,469
Year ending December 31, 2012	1,216
Year ending December 31, 2013	705
Year ending December 31, 2014	535
Thereafter	167

$8,277

Note 8— Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30,	December 31,
	2010	2009
Buildings and improvements	$19,056	$19,056
Machinery and equipment	31,282	31,175

Cost of buildings, improvements, machinery and equipment	50,338	50,231
Less: Accumulated depreciation and amortization	(24,713)	(22,599)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	25,625	27,632
Land	151	151
Construction in process	1,242	387

Total property, plant and equipment, net	$27,018	$28,170

During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility were classified as available for sale. The facility had a net book value of $2,478 at December 31, 2009, which included land, building and equipment in the amounts of $550, $1,468 (cost basis of $1,980) and $460 (cost basis of $20,050), respectively. During the fourth quarter of 2009, the Company entered into an agreement for the sale of the facility. The Company received $500 as a down payment on the sales price of $2,900 during December 2009 and is receiving the remaining $2,400 in monthly installments of $200 during 2010. The Company accounted for the transaction under the “deposit method” as prescribed by ASC 360-20-40 as the buyer’s initial investment was less than 20% of the sales price and other recognition criteria were not satisfied. As a result, the Company has not recognized any profit or recorded the notes receivable and the property continues to be reflected as an asset on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010. The $500 down payment and the $1,200 in monthly installments received to date are included in “Customer deposits” on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010. The estimated gain from the sale of the facility is $422 and is expected to be recognized during the fourth quarter of 2010.
Note 9 — Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by ASC 350 Intangibles — Goodwill and Other, (formerly, SFAS No. 142, Goodwill and Other Intangible Assets) as of January 1 of each year. Management estimates the valuation of the Company (which consists of one reporting unit) using a combination of methods, as are considered appropriate in the circumstances, including discounted future cash flows, the prices of comparable businesses, recent transactions involving businesses similar to the Company’s, and the Company’s market capitalization. There was no adjustment required based on the annual impairment tests for 2010 or 2009.
Goodwill and intangible assets consist of the following:

	June 30,	December 31,
	2010	2009
Patents	$13,097	$13,097
Accumulated amortization	(9,490)	(9,195)

Patents, net of accumulated amortization	3,607	3,902
Goodwill	21,521	21,521

Total goodwill and intangible assets	$25,128	$25,423

Patents are being amortized on a straight-line method over their remaining legal life. The weighted average remaining life of the Company’s patents is 7 years. Amortization expense related to patents, which is included in cost of sales, was $296 for each of the six months ended June 30, 2010 and 2009, and $148 for each of the three months ended June 30, 2010 and 2009. The Company estimates amortization expense for the year ending December 31, 2010 will be approximately $590, for each of the two years in the period ending December 31, 2012 will be approximately $586 and for each of the two years in the period ending December 31, 2014 will be approximately $582.
The Company evaluates its patent intangibles for impairment at least annually and has identified no impairment during 2010 or 2009.
Note 10 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to six years. The changes in the warranty reserve for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$8,692	$10,870	$9,146	$11,476
Provision for warranties issued during the period	51	358	104	468
Reductions for payments, cost of repairs and other	(351)	(460)	(858)	(1,176)

Balance at the end of the period	$8,392	$10,768	$8,392	$10,768

Note 11 — Revolving Credit Facilities
On July 29, 2010, the Company, entered into a new $30,000 senior secured revolving credit facility and cancelled its previous credit facilities. The new revolving credit facility can be used for general corporate purposes, including funding working capital. As of August 6, 2010, the Company had no borrowings under the new revolving credit facility.
The new revolving credit facility is pursuant to a Loan and Security Agreement dated July 29, 2010 (the “Revolving Loan Agreement”) by and among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”) and Fifth Third Bank, as lender.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50%. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default.
The Revolving Loan Agreement replaces the Company’s prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers (defined below) and the lenders party thereto, the “Prior Credit Agreement”, which was terminated and cancelled effective July 29, 2010 along with the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto, the “JAIX Credit Agreement”, which had been available to fund the Company’s leasing operations. During the third quarter of 2010 the Company wrote off $518 in unamortized deferred financing costs related to these terminated agreements.
The Prior Credit Agreement consisted of a total senior secured revolving credit facility of $50,000. The amount available under the Prior Credit Agreement was based on the lesser of (i) $50,000 or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20,000 borrowing base reserve. The Prior Credit Agreement had a term ending on May 31, 2012 and bore interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Prior Credit Agreement). The Company was required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Prior Credit Agreement were collateralized by substantially all of the assets of the Company and guaranteed by an unsecured guarantee made by JAIX. The Prior Credit

Agreement had both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures.
As of June 30, 2010 and December 31, 2009, the Company had no borrowings under the Prior Credit Agreement. The Company had $1,154 in outstanding letters of credit under the letter of credit sub-facility as of both June 30, 2010 and December 31, 2009.
The JAIX Credit Agreement consisted of a $60,000 senior secured revolving credit facility with a term ending on March 31, 2012. JAIX was required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement were collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX Credit Agreement. Availability under the JAIX Credit Agreement was based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. As of June 30, 2010 and December 31, 2009, the Company had no borrowings under the JAIX Credit Agreement.
Note 12 — Stock-Based Compensation
On January 26, 2010, the Company awarded 200,000 non-qualified stock options to the Chief Executive Officer of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in two equal annual installments beginning on January 26, 2011 and have a contractual term of 10 years. The exercise price of each option is $19.96, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $9.02 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the January 26, 2010 stock options: expected life of the options of 5.75 years; expected volatility of 51.96%; risk-free interest rate of 2.38%; and expected dividend yield of 1.21%.
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
During the second quarter of 2010, the Company awarded 5,000 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.
On May 12, 2010, the Company awarded 8,424 shares of restricted stock to certain individuals for service on the Company’s board of directors pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest on May 12, 2011. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.
As of June 30, 2010, there was $2,307 of unearned compensation expense related to the stock options and restricted stock granted during the first half of 2010, which will be recognized over the average remaining requisite service period of 22 months.

Note 13 — Comprehensive Income
Comprehensive income consists of net operating income or loss and the unrecognized pension and postretirement costs, which are shown net of tax.
Net operating income or loss reported in the Condensed Consolidated Statements of Operations is reconciled to total comprehensive income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net operating income (loss)	$(1,320)	$6,985	$(4,621)	$9,371
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	133	169	265	337
Market value adjustment for securities available for sale, net of reclassification adjustment, net of tax	(1)	—	(2)	—

Total comprehensive income (loss)	$(1,188)	$7,154	$(4,358)	$9,708

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
     The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to recognize in 2007 a substantial portion of the net actuarial losses and prior service costs relating to these plans that had not yet been recognized in earnings. In addition, the plant closure decision triggered contractual special pension benefits that were recognized in 2008 for the Company’s pension plan and contractual termination benefits that were recognized for the Company’s postretirement plan. As of December 31, 2009, the Company suspended its pension plan for salaried employees who are not part of a collective bargaining unit. As a result of this decision, the Company recognized a substantial portion of the net actuarial loss and prior service cost relating to this plan that had not yet been recognized in earnings during the fourth quarter of 2009.
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
The components of net periodic benefit cost for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2010	2009	2010	2009
Service cost	$—	$150	$—	$300
Interest cost	856	976	1,712	1,952
Expected return on plan assets	(889)	(737)	(1,778)	(1,474)
Amortization of prior service cost	—	26	—	52
Amortization of unrecognized net loss	106	188	212	376

	$73	$603	$146	$1,206

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Postretirement Benefit Plan	2010	2009	2010	2009
Service cost	$14	$12	$28	$24
Interest cost	870	993	1,740	1,986
Amortization of prior service cost	60	56	120	112
Amortization of unrecognized net loss	46	—	92	—

	$990	$1,061	$1,980	$2,122

The Company made no contributions to the Company’s defined benefit pension plans for the three months and six months ended June 30, 2010 and 2009. The Company expects to make less than $100 in contributions to its pension plans in 2010. The Company made payments to the Company’s postretirement benefit plan of approximately $1,133 and $1,673, respectively, for the three months ended June 30, 2010 and 2009, and $2,405 and $2,905, respectively, for the six months ended June 30, 2010 and 2009. Total payments to the Company’s postretirement benefit plan in 2010 are expected to be $5,342. As of December 31, 2009, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $61,462 and $63,291, respectively, which exceeded the fair value of plan assets by $15,546 and $63,291, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $144 and $251 for the three months ended June 30, 2010 and 2009, respectively, and $246 and $674 for the six months ended June 30, 2010 and 2009, respectively.
Note 15 — Contingencies
The Company is involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Note 16 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	11,896,312	11,860,809	11,885,878	11,855,319
Dilutive effect of employee stock options and nonvested share awards	—	3,190	—	2,953

Weighted average diluted common shares outstanding	11,896,312	11,863,999	11,885,878	11,858,272

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three and six months ended June 30, 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For each of the three and six months ended June 30, 2009, there were 160,240 stock options and 43,182 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.
Note 17 — Sales Contract Termination Revenue
During the first half of 2009, the Company received a termination fee of $3,935 from a customer in connection with reducing the number of railcars to be purchased under a previously agreed-to contract. The contract termination fee is included in “Revenues” on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

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
Orders for railcars in the second quarter of 2010 were 14 units compared to 3,656 units ordered in the first quarter of 2010 and 694 units ordered in the second quarter of 2009. Railcar deliveries totaled 614 units in the second quarter of 2010 compared to 321 units in the first quarter of 2010 and 1,109 units delivered in the second quarter of 2009. Total backlog of unfilled orders was 3,000 at June 30, 2010 compared to 3,600 units at March 31, 2010 and 265 units at December 31, 2009.
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
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. We expect the demand for coal cars to improve once the current recessionary pressures are behind us. Roughly half of our nation’s electrical power is generated from coal. The U.S. Energy Information Administration has projected continued growth in domestic coal consumption for electric power generation through 2030. Factors such as these suggest that our main products and services should be in demand for the foreseeable future. However, future government policies and the potential of a long-term shift away from coal, the primary fuel source for electric power generation, would mitigate this demand.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
Revenues
Our revenues for the three months ended June 30, 2010 were $31.0 million compared to $104.3 million for the three months ended June 30, 2009. Total deliveries in the second quarter of 2010 were 614 units, consisting of 600 cars sold (160 new, 440 used) and 14 cars leased, compared to 1,109 total units delivered, consisting of 764 cars sold (743 new, 21 used) and 345 cars leased in the second quarter of last year. Our revenues for the second quarter of 2010 clearly reflect the continuation of the extended downturn in the coal-carrying railcar cycle. Total backlog of unfilled orders was 3,000 units at June 30, 2010 compared to 265 units at December 31, 2009.
Gross Profit
Our gross profit for the second quarter of 2010 was $3.7 million with a corresponding margin rate of 11.8%. Gross profit for the second quarter of 2009 was $16.0 million with a corresponding margin rate of 15.3%. The margin rate for the second quarter of 2010 was negatively impacted by the low level of manufacturing activity during the quarter. Although our margin rate is down for the second quarter of 2010 compared to 2009 levels because of competitive pricing, our margin rate has improved compared to the first quarter of 2010 due to a favorable sales mix.

Selling, General and Administrative Expense
Selling, general and administrative expenses for the three months ended June 30, 2010 were $5.8 million compared to $6.7 million for the three months ended June 30, 2009, representing a decrease of $0.9 million. The decrease in selling, general and administrative expenses for the second quarter of 2010 compared to the 2009 period is primarily attributable to reductions in salaries and benefits, including reductions of $0.8 million related to incentive compensation, $0.4 million related to salaries and $0.2 million related to pension and postretirement benefit costs. Decreases in selling, general and administrative expenses for the second quarter of 2010 were partially offset by increases in research and development costs of $0.2 million and increases in professional fees of $0.2 million.
Plant Closure Income
Results for the three months ended June 30, 2009 include plant closure income of $0.1 million, which represented increases in employee termination benefits of $10,000 net of insurance recoveries of $126,000.
Interest Income
Interest expense, net of interest income was $0.1 million for each of the three months ended June 30, 2010 and 2009.
Income Taxes
The income tax benefit was $1.0 million, at an effective tax rate of 41.9%, for the three months ended June 30, 2010, compared to an income tax provision of $2.3 million, at an effective tax rate of 24.5%, for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010 was higher than the statutory tax rate primarily due to the addition of 3.6% for tax deductible goodwill, which is increasing the effective tax rate in the current period because the favorable tax treatment of certain amortization increases the effective tax rate in periods of loss, whereas it reduces the effective tax rate during periods of profitability. The effective tax rate for the second quarter of 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%.
Net Income Attributable to FreightCar America
As a result of the foregoing, net loss attributable to FreightCar America was $1.3 million for the three months ended June 30, 2010, compared to net income attributable to FreightCar America of $7.0 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, our diluted net loss per share was $0.11, on diluted shares outstanding of 11,896,312. For the three months ended June 30, 2009, our diluted net income per share was $0.59, on diluted shares outstanding of 11,863,999.
Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
Revenues
Our sales for the six months ended June 30, 2010 were $50.5 million compared to $143.9 million for the six months ended June 30, 2009. Revenues for the first half of 2009 include $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. The decrease in sales revenue was due primarily to lower coal car sales driven by reduced industry demand. Total deliveries in the first half of 2010 were 935 units, consisting of 785 cars sold (240 new, 545 used) and 150 cars leased compared to 1,985 total units delivered, consisting of 1,040 cars sold (1,004 new, 36 used) and 945 cars leased in the first half of last year.
Gross Profit
Our gross profit for the six months ended June 30, 2010 was $3.6 million, compared to $26.3 million for the six months ended June 30, 2009, a decrease of $22.7 million. The corresponding margin rate was 7.1% for the six months ended June 30, 2010, compared with 18.3% generated in the corresponding period of 2009. The margin rate for the first half of 2009 was favorably impacted by the contract termination fee of $3.9 million that was recorded in the first quarter of 2009 while the margin rate for the first half of 2010 was negatively impacted by the very low production levels during 2010.

Selling, General and Administrative Expense
Selling, general and administrative expenses for the six months ended June 30, 2010 were $11.5 million compared to $14.0 million for the six months ended June 30, 2009, representing a decrease of $2.5 million. The decrease in selling, general and administrative expenses for the six months ended June 30, 2010 compared to the 2009 period is primarily attributable to reductions in salaries and benefits of $3.8 million (including a reduction in incentive compensation of $1.7 million), which were partially offset by increases in outside professional fees of $1.1 million. We continue to reduce costs to align our overhead structure with the size of the business.
Plant Closure Income
Results for the six months ended June 30, 2009 included plant closure income of $0.5 million, which represented reductions in employee termination benefits of $166,000 and insurance recoveries of $329,000.
Interest Income
Interest expense, net of interest income was $0.3 million for each of the six months ended June 30, 2010 and 2009.
Income Taxes
The income tax benefit was $3.6 million, at an effective tax rate of 43.9%, for the six months ended June 30, 2010, compared to an income tax provision of $3.1 million, at an effective tax rate of 24.7%, for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was higher than the statutory tax rate primarily due to the addition of 3.7% for tax deductible goodwill, which is increasing the effective tax rate in the current period because the favorable tax treatment of certain amortization increases the effective tax rate in periods of loss, whereas it reduces the effective tax rate during periods of profitability. The effective tax rate for the six months ended June 30, 2009 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a reduction of 15.1% for the positive effect of tax-deductible goodwill, partially offset by an increase in the blended state rate of 1.9%, an increase due to uncertain tax positions of 2.1% and an increase due to nondeductible expenses of 0.7%.
Net Income Attributable to FreightCar America
As a result of the foregoing, net loss attributable to FreightCar America was $4.6 million for the six months ended June 30, 2010, compared to net income attributable to FreightCar America of $9.4 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, our diluted net loss per share was $0.39, on diluted shares outstanding of 11,885,878. For the six months ended June 30, 2009, our diluted net income per share was $0.79, on diluted shares outstanding of 11,858,272.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the six months ended June 30, 2010 and 2009, were our cash balances on hand, our cash generated by operations and our two revolving credit facilities.
On July 29, 2010, we entered into a new $30.0 million senior secured revolving credit facility and cancelled our previous credit facilities. The new revolving credit facility can be used for general corporate purposes, including funding working capital. The new revolving credit facility is pursuant to a Loan and Security Agreement dated July 29, 2010 (the “Revolving Loan Agreement”) by and among America, JAC, FCS, Operations, and FCR, as borrowers (collectively, the “Borrowers”) and Fifth Third Bank, as lender. As of August 6, 2010, we had no borrowings under the new revolving credit facility.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50%. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default.
The Revolving Loan Agreement replaces our prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers (defined below) and the lenders party thereto, the “Prior Credit Agreement”, which was terminated and cancelled effective July 29, 2010 along with the Credit

Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto, the “JAIX Credit Agreement”, which had been available to fund our leasing operations.
As of June 30, 2010 and December 31, 2009, we had no borrowings under the Prior Credit Agreement or JAIX Credit Agreement. We had $1,154 in outstanding letters of credit under the letter of credit sub-facility as of both June 30, 2010 and December 31, 2009.
As of June 30, 2010, the value of railcars under operating leases was $66.5 million, the investment in which was funded by cash flows from operations. We anticipate that we may continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under lease may be funded by cash flows from operations, or we may pursue a new credit facility to fund railcars under lease, or both, as we evaluate our liquidity and capital resources.
Our restricted cash balance was $1.8 million as of June 30, 2010 and collateralized standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The standby letters of credit are scheduled to expire during the third and fourth quarters of 2010. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under our revolving credit facility.
Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2010. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases or to fund organic growth opportunities, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Although management believes it is unlikely that it will need to make significant investments in order to expand our manufacturing capacity at any time in the near future, market conditions and opportunities may require increased levels of capital expenditures to optimize capacity or to provide capabilities for manufacturing other railcar types. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2009, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $61.5 million and $63.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $63.3 million, respectively. We made no contributions to our defined benefit pension plans during the first half of 2010 and expect to make less than $100,000 in contributions to our defined benefit pension plans in 2010. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of approximately $2.4 million during the first half of 2010, and expect to make approximately $5.3 million in total payments to our postretirement benefit plan in 2010. We anticipate funding pension plan contributions and postretirement plan payments with cash from operations.
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
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2010, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$12,473	$2,600	$5,310	$3,846	$717
Material and component purchases	114,499	26,333	55,820	32,346	—

Total	$126,972	$28,933	$61,130	$36,192	$717

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $5.4 million related to a reserve for uncertain tax positions at June 30, 2010 because the timing of the payout of these amounts cannot be determined.
We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 14 to the condensed consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2010
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,983	$35,859
Investing activities	(10,903)	(11,233)
Financing activities	(951)	(1,467)

Total	$(7,871)	$23,159

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
During the first six months of 2010, we received a pre-payment from a customer for $28 million, offsetting our loss from operations and an increase in other working capital balances during the period, primarily reductions in operating liabilities. We expect this prepayment to be fully off-set against shipments during the second half of 2010. During the first six months of 2009, we generated earnings from operations and incurred a significant reduction in working capital driven by the collection of accounts receivable.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2010 was $10.9 million compared to $11.2 million for the six months ended June 30, 2009. Net cash used in investing activities for the six months ended June 30, 2010 consisted of restricted cash deposits (net of withdrawals) of $0.3 million, purchases of securities available (net of maturities) of $10.0 million and capital expenditures of $0.6 million. Net cash used in investing activities for the six months ended June 30, 2009 consisted of the cost of railcars under operating leases produced or acquired of $8.8 million and capital expenditures of $2.4 million.
Financing Activities. Net cash used in financing activities was $1.0 million for the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009. Net cash used in financing activities for the first half of 2010 included $0.7 million of cash dividends to our stockholders and $0.2 million related to employee restricted stock settlements. Net cash used in financing activities for the first half of 2009 consisted primarily of cash dividends to our stockholders of $1.4 million.
Capital Expenditures
Our capital expenditures were $0.6 million in the six months ended June 30, 2010 compared to $2.4 million in the six months ended June 30, 2009. Excluding unforeseen expenditures, management expects that capital expenditures to maintain our existing facilities and enhance our ERP system that was implemented during 2009 will be approximately $1.2 million for the remainder of 2010. We continuously evaluate our manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2010, we had a $50.0 million revolving credit facility, which provided for financing of our working capital requirements and contained a sub-facility for letters of credit and a $5.0 million sub-facility for a swing line loan. As of June 30, 2010, there were no borrowings under the revolving credit facility and we had issued approximately $1.2 million in letters of credit under the sub-facility for letters of credit. As of June 30, 2010 we also had a $60.0 million revolving credit facility, which provided for the financing of the production or acquisition of railcars to be leased. As of June 30, 2010, there were no borrowings under this credit facility.
On July 29, 2010, we entered into a new $30.0 million senior secured revolving credit facility and cancelled our previous credit facilities. The new revolving credit facility can be used for general corporate purposes, including the funding of working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Loan and Security Agreement, dated as of July 29, 2010, by and among FreightCar America, Inc., Johnstown America Corporation, FreightCar Services, Inc., JAC Operations, Inc., FreightCar Roanoke, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2010).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.
Date: August 9, 2010	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen, President and
Chief Executive Officer

	By:	/s/ CHRISTOPHER L. NAGEL
Christopher L. Nagel, Vice President,
Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Loan and Security Agreement, dated as of July 29, 2010, by and among FreightCar America, Inc., Johnstown America Corporation, FreightCar Services, Inc., JAC Operations, Inc., FreightCar Roanoke, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2010).