Form 10-Q
period 2010-09-30
FreightCar America, Inc.
filed 2010-11-09
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
YES ☐ NO ☑
     As of October 31, 2010, there were 11,933,942 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$95,711	$98,015
Restricted cash	1,110	1,420
Securities available for sale, at fair value	—	29,976
Accounts receivable, net of allowance for doubtful accounts of $179 and $240, respectively	7,103	3,728
Inventories	48,243	40,800
Leased railcars held for sale	6,686	2,200
Assets held for sale	2,478	2,478
Other current assets	12,334	9,467
Deferred income taxes, net	14,125	15,315

Total current assets	187,790	203,399

Long-term inventory	12,893	5,611
Property, plant and equipment, net	26,116	28,170
Railcars on operating leases	59,188	58,771
Goodwill	21,521	21,521
Deferred income taxes, net	20,515	13,404
Other long-term assets	3,739	4,690

Total assets	$331,762	$335,566

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,799	$16,948
Accrued payroll and employee benefits	3,849	7,958
Accrued postretirement benefits	5,329	5,329
Accrued warranty	7,972	9,146
Customer deposits	15,330	4,631
Other current liabilities	5,125	5,332

Total current liabilities	56,404	49,344
Accrued pension costs	15,574	15,675
Accrued postretirement benefits, less current portion	57,321	57,962
Other long-term liabilities	4,859	6,332

Total liabilities	134,158	129,313

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2010 and December 31, 2009	127	127
Additional paid in capital	98,855	97,979
Treasury stock, at cost; 800,486 and 790,865 shares at September 30, 2010 and December 31, 2009, respectively	(37,001)	(37,123)
Accumulated other comprehensive loss	(18,183)	(18,578)
Retained earnings	153,750	163,761

Total FreightCar America stockholders’ equity	197,548	206,166
Noncontrolling interest in India JV	56	87

Total stockholders’ equity	197,604	206,253

Total liabilities and stockholders’ equity	$331,762	$335,566

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Revenues	$41,330	$55,131	$91,859	$199,022
Cost of sales	42,148	48,252	89,108	165,865

Gross (loss) profit	(818)	6,879	2,751	33,157
Selling, general and administrative expense	6,503	6,595	18,048	20,630
Plant closure income	—	—	—	(495)

Operating (loss) income	(7,321)	284	(15,297)	13,022
Interest expense, net	(562)	(210)	(827)	(505)

Operating (loss) income before income taxes	(7,883)	74	(16,124)	12,517
Income tax (benefit) provision	(3,178)	(971)	(6,798)	2,101

Net (loss) income	(4,705)	1,045	(9,326)	10,416
Less: Net loss attributable to noncontrolling interest in India JV	(9)	(24)	(31)	(72)

Net (loss) income attributable to FreightCar America	$(4,696)	$1,069	$(9,295)	$10,488

Net (loss) income per common share attributable to FreightCar America — basic	$(0.39)	$0.09	$(0.78)	$0.88

Net (loss) income per common share attributable to FreightCar America — diluted	$(0.39)	$0.09	$(0.78)	$0.88

Weighted average common shares outstanding — basic	11,906,193	11,867,314	11,892,724	11,859,361

Weighted average common shares outstanding — diluted	11,906,193	11,875,748	11,892,724	11,864,161

Dividends declared per common share	$—	$0.06	$0.06	$0.18

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Equity

Balance, December 31, 2008	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

Net income (loss)	—	—	—	—	—	—	10,488	(72)	10,416
Pension liability activity, net of tax	—	—	—	—	—	274	—	—	274
Postretirement liability activity, net of tax	—	—	—	—	—	104	—	—	104
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	7	—	—	7

Comprehensive income	—	—	—	—	—	—	—	—	10,801

Restricted stock awards	—	—	(1,969)	41,589	1,969	—	—	—	—
Forfeiture of restricted stock awards	—	—	24	(1,200)	(24)	—	—	—	—
Stock-based compensation recognized	—	—	1,653	—	—	—	—	—	1,653
Deficiency of tax benefit from stock-based compensation	—	—	(358)	—	—	—	—	—	(358)
Additional investment in noncontrolling interest in India JV	—	—	—	—	—	—	—	142	142
Cash dividends	—	—	—	—	—	—	(2,148)	—	(2,148)

Balance, September 30, 2009	12,731,678	$127	$97,603	(780,793)	$(36,926)	$(16,086)	$170,027	$171	$214,916

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

Net loss	—	—	—	—	—	—	(9,295)	(31)	(9,326)
Pension liability activity, net of tax	—	—	—	—	—	199	—	—	199
Postretirement liability activity, net of tax	—	—	—	—	—	198	—	—	198
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(2)	—	—	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	(8,931)

Restricted stock awards	—	—	(740)	15,924	740	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,938)	(240)	—	—	—	(240)
Forfeiture of restricted stock awards	—	—	378	(15,607)	(378)	—	—	—	—
Stock-based compensation recognized	—	—	1,238	—	—	—	—	—	1,238
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, September 30, 2010	12,731,678	$127	$98,855	(800,486)	$(37,001)	$(18,183)	$153,750	$56	$197,604

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(9,326)	$10,416
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation and amortization	4,964	4,024
Other non-cash items	(1,518)	2,359
Deferred income taxes	(6,122)	11,722
Compensation expense under stock option and restricted share award agreements	1,238	1,653
Changes in operating assets and liabilities:
Accounts receivable	(3,375)	70,861
Inventories	(12,289)	(27,075)
Leased railcars held for sale	(6,686)	(7,948)
Prepaid expenses	(4,058)	(197)
Accounts payable	1,664	(19,108)
Accrued payroll and employee benefits	(4,109)	(4,768)
Income taxes receivable/payable	220	(1,789)
Accrued warranty	(1,174)	(1,073)
Customer deposits and other current liabilities	8,692	(6,964)
Deferred revenue, non-current	(349)	(599)
Accrued pension costs and accrued postretirement benefits	(345)	(12,204)

Net cash flows (used in) provided by operating activities	(32,573)	19,310

Cash flows from investing activities
Restricted cash deposits	(3,622)	—
Restricted cash withdrawals	3,932	—
Purchase of securities available for sale	(29,982)	(19,967)
Maturity of securities available for sale	59,996	—
Cost of railcars on operating leases produced or acquired	—	(8,758)
Sale of railcars on operating leases	169	—
Cash payments received on deposit for sale of property, plant and equipment	1,800	—
Purchases of property, plant and equipment	(965)	(4,047)

Net cash flows provided by (used in) investing activities	31,328	(32,772)

Cash flows from financing activities
Payments on long-term debt	—	(28)
Deferred financing costs paid	(103)	(5)
Employee restricted stock settlement	(240)	—
Investment in noncontrolling interest by joint venture partner	—	142
Cash dividends paid to stockholders	(716)	(2,148)

Net cash flows used in financing activities	(1,059)	(2,039)

Net decrease in cash and cash equivalents	(2,304)	(15,501)
Cash and cash equivalents at beginning of period	98,015	129,192

Cash and cash equivalents at end of period	$95,711	$113,691

Supplemental cash flow information:
Interest paid	$311	$194

Income taxes paid	$135	$175

Income tax refunds received	$794	$7,750

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. and FreightCar Mauritius Ltd. (“Mauritius”) (herein collectively referred to as the “Company”), manufactures, rebuilds, repairs, sells and leases freight cars used for hauling coal, other bulk commodities, steel and other metals, forest products and automobiles. The Company has manufacturing facilities in Danville, Illinois and Roanoke, Virginia and administrative facilities in Johnstown, Pennsylvania and Chicago, Illinois. The Company’s operations comprise one operating segment. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh FreightCar Private Limited, Inc. which is incorporated in India and FreightCar Mauritius Ltd. which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh FreightCar Private Limited, Inc. for which the Company (through Mauritius) has a 51% ownership interest.
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, Titagarh FreightCar Private Limited, Inc. and Mauritius. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
Note 3 — Recent Accounting Pronouncements
As of January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (FASB) changes to ASC 810 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51). These changes require the Company to perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity and to perform ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. These changes to ASC 810 eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity and add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. These changes to ASC 810 also require enhanced disclosures to provide users of financial statements with more transparent information about the Company’s involvement in a variable interest entity. The adoption of changes to ASC 810 had no impact on the Company’s financial statements.
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
The Condensed Consolidated Statement of Operations includes no plant closure charges (income) for the three months and nine months ended September 30, 2010 and for the three months ended September 30, 2009. Plant closure income for the nine months ended September 30, 2009 included reductions in employee termination benefits of $166 and insurance recoveries of $329.
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
The Company’s current investment policy is to invest in cash and securities backed by the U.S. government. The Company classifies all unrestricted short-term investments with original maturities of three months or less when acquired as cash equivalents. The carrying amounts of cash equivalents approximate fair value because of the short maturity of these instruments. During the fourth quarter of 2009, the Company purchased two fixed income government obligations with par values of $20,000 and $10,000, respectively, and maturity dates of April 10, 2010 and August 10, 2010, respectively. These securities were classified as available for sale at December 31, 2009 and recorded at fair value on the Company’s Condensed Consolidated Balance Sheet. During the second quarter of 2010, the Company purchased a fixed income government obligation with a par value of $30,000 and a maturity date of August 26, 2010. The proceeds received upon maturity of these securities were reinvested in cash equivalent investments. Securities available for sale are valued using quoted prices in active markets for identical assets and liabilities The Company owns no securities available for sale at September 30, 2010.
The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

	As of September 30, 2010
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$64,317	$—	$—	$64,317
Securities available for sale — fixed income government obligations	$—	$—	$—	$—

	As of December 31, 2009
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$80,009	$—	$—	$80,009
Securities available for sale — fixed income government obligations	$29,976	$—	$—	$29,976
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
Note 6 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30,	December 31,
	2010	2009
Work in progress	$44,809	$30,803
Used railcars acquired upon trade-in	3,434	9,997

Total inventories	$48,243	$40,800

The above table excludes long-term inventory of $12,893 and $5,611 as of September 30, 2010 and December 31, 2009, respectively which represents raw materials that have been purchased under long-term purchase agreements and that the Company believes will not be used in production within twelve months.
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
Leased railcars that do not meet all of the held for sale criteria are included in railcars on operating leases on the balance sheet and are depreciated over 40 years. Depreciation on railcars on operating leases was $463 and $359 for the three months ended September 30, 2010 and 2009, respectively, and $1,336 and $882 for the nine months ended September 30, 2010 and 2009, respectively.
The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease, except for lease revenue on leased railcars held for sale which is recognized on a contractual basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months of the manufacture of the railcars and the sales process is complete. The Company recognizes revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
Leased railcars at September 30, 2010 included leased railcars classified as held for sale of $6,686 and railcars on operating leases classified as long-term assets of $59,188. Leased railcars at December 31, 2009 included leased railcars classified as held for sale of $2,200 and railcars on operating leases classified as long-term assets of $58,771. Due to a decline in asset values in the market, an impairment write-down of $360 related to these railcars on operating leases was recorded during the first nine months of 2009.

Leased railcars at September 30, 2010 are subject to lease agreements with external customers with terms of up to five years.
Future minimum rental revenues on leased railcars at September 30, 2010 are as follows:

Three months ending December 31, 2010	$1,098
Year ending December 31, 2011	3,524
Year ending December 31, 2012	1,216
Year ending December 31, 2013	705
Year ending December 31, 2014	535
Thereafter	167

$7,245

Note 8— Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30,	December 31,
	2010	2009
Buildings and improvements	$19,056	$19,056
Machinery and equipment	31,510	31,175

Cost of buildings, improvements, machinery and equipment	50,566	50,231
Less: Accumulated depreciation and amortization	(25,677)	(22,599)

Buildings, improvements, machinery and equipment, net of accumulated depreciation and amortization	24,889	27,632
Land	151	151
Construction in process	1,076	387

Total property, plant and equipment, net	$26,116	$28,170

During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility were classified as available for sale. The facility had a net book value of $2,478 at December 31, 2009, which included land, building and equipment in the amounts of $550, $1,468 (cost basis of $1,980) and $460 (cost basis of $20,050), respectively. During the fourth quarter of 2009, the Company entered into an agreement for the sale of the facility. The Company received $500 as a down payment on the sales price of $2,900 during December 2009 and is receiving the remaining $2,400 in monthly installments of $200 during 2010. The Company accounted for the transaction under the “deposit method” as prescribed by ASC 360-20-40 as the buyer’s initial investment was less than 20% of the sales price and other recognition criteria were not satisfied. As a result, the Company has not recognized any profit or recorded the notes receivable and the property continues to be reflected as an asset on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010. The $500 down payment and the $1,800 in monthly installments received to date are included in “Customer deposits” on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010. The estimated gain from the sale of the facility is $422 and is expected to be recognized during the fourth quarter of 2010.
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
Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2010	2009
Patents	$13,097	$13,097
Accumulated amortization	(9,638)	(9,195)

Patents, net of accumulated amortization	3,459	3,902
Goodwill	21,521	21,521

Total goodwill and intangible assets	$24,980	$25,423

Patents are being amortized on a straight-line method over their remaining legal life. The weighted average remaining life of the Company’s patents is 7 years. Amortization expense related to patents, which is included in cost of sales, was $443 for each of the nine months ended September 30, 2010 and 2009, and $148 for each of the three months ended September 30, 2010 and 2009. The Company estimates amortization expense for the year ending December 31, 2010 will be approximately $590, for each of the two years in the period ending December 31, 2012 will be approximately $586 and for each of the two years in the period ending December 31, 2014 will be approximately $582.
The Company evaluates its patent intangibles for impairment at least annually and has identified no impairment during 2010 or 2009.
Note 10 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of 1 to 6 years. The changes in the warranty reserve for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$8,392	$10,768	$9,146	$11,476
Provision for warranties issued during the period	137	203	240	672
Reductions for payments, cost of repairs and other	(557)	(568)	(1,414)	(1,745)

Balance at the end of the period	$7,972	$10,403	$7,972	$10,403

Note 11 — Revolving Credit Facilities
On July 29, 2010, the Company entered into a new $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) by and among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the new revolving credit facility can be used for general corporate purposes, including funding working capital. As of September 30, 2010, the Company had no borrowings under the new revolving credit facility.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50%. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of September 30, 2010, the Company was in compliance with the covenants contained in the agreement.
The Revolving Loan Agreement replaces the Company’s prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers and the lenders party thereto, (the “Prior Credit Agreement”) and the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto (the “JAIX Credit Agreement”), which had been available to fund the Company’s leasing operations. The Company had no borrowings outstanding under the Prior Credit Agreement or the JAIX Credit Agreement as of December 31, 2009 or when they were cancelled as of July 29, 2010. During the third quarter of 2010 the Company wrote off $518 in unamortized deferred financing costs related to these terminated agreements.

The Prior Credit Agreement consisted of a total senior secured revolving credit facility of $50,000. The amount available under the Prior Credit Agreement was based on the lesser of (i) $50,000 or (ii) the borrowing base representing a portion of working capital calculated as a percentage of eligible accounts receivable plus percentages of eligible finished and semi-finished inventory, less a $20,000 borrowing base reserve. The Prior Credit Agreement had a term ending on May 31, 2012 and bore interest at a rate of LIBOR plus an applicable margin of between 1.50% and 2.25% depending on Revolving Loan Availability (as defined in the Prior Credit Agreement). The Company was required to pay a commitment fee of between 0.175% and 0.250% based on Revolving Loan Availability. Borrowings under the Prior Credit Agreement were collateralized by substantially all of the assets of the Company and guaranteed by an unsecured guarantee made by JAIX. The Prior Credit Agreement had both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Company had $1,154 in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2009. These letters of credit remain outstanding, as of September 30, 2010, but due to the cancellation of the Prior Credit Agreement and JAIX Credit Agreement, they are unsecured.
The JAIX Credit Agreement consisted of a $60,000 senior secured revolving credit facility with a term ending on March 31, 2012. JAIX was required to pay an annual commitment fee of 0.30% during the Revolving Period. Borrowings under the JAIX Credit Agreement were collateralized by substantially all of the assets of JAIX. Additionally, America guaranteed the JAIX Credit Agreement. Availability under the JAIX Credit Agreement was based on a percentage of the Eligible Railcar Leases (as defined in the agreement) held under the JAIX Credit Agreement. As of December 31, 2009, the Company had no borrowings under the JAIX Credit Agreement.
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
On April 19, 2010, the Company awarded 5,000 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.
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

On September 13, 2010, the Company awarded 2,500 shares of restricted stock to an employee of the Company pursuant to its 2005 Long Term Incentive Plan. The restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date
As of September 30, 2010, there was $1,930 of unearned compensation expense related to the stock options and restricted stock granted during the first nine months of 2010, which will be recognized over the average remaining requisite service period of 19 months.
Note 13 — Comprehensive Income
Comprehensive income consists of net income or loss and the unrecognized pension and postretirement costs, which are shown net of tax.
Net income or loss reported in the Condensed Consolidated Statements of Operations is reconciled to total comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income	$(4,705)	$1,045	$(9,326)	$10,416
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	132	41	397	378
Market value adjustment for securities available for sale, net of reclassification adjustment, net of tax	—	7	(2)	7

Total comprehensive (loss) income	$(4,573)	$1,093	$(8,931)	$10,801

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

The components of net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2010	2009	2010	2009
Service cost	$—	$6	$—	$306
Interest cost	856	931	2,568	2,883
Expected return on plan assets	(889)	(733)	(2,667)	(2,207)
Amortization of prior service cost	—	26	—	78
Amortization of unrecognized net loss (gain)	106	(8)	318	368

	$73	$222	$219	$1,428

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Postretirement Benefit Plan	2010	2009	2010	2009
Service cost	$14	$20	$42	$44
Interest cost	870	976	2,610	2,962
Amortization of prior service cost	60	69	180	181
Amortization of unrecognized net loss (gain)	46	(1)	138	(1)

	$990	$1,064	$2,970	$3,186

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months and nine months ended September 30, 2010. The Company made contributions to the Company’s defined benefit pension plans of $12,075 for each of the three months and nine months ended September 30, 2009. The Company expects to make $28 in contributions to its pension plans in 2010. The Company made payments to the Company’s postretirement benefit plan of approximately $934 and $1,588, respectively, for the three months ended September 30, 2010 and 2009, and $3,339 and $4,493, respectively, for the nine months ended September 30, 2010 and 2009. Total payments to the Company’s postretirement benefit plan in 2010 are expected to be $5,342. As of December 31, 2009, the Company’s benefit obligations under its defined benefit pension plans and its postretirement benefit plan were $61,462 and $63,291, respectively, which exceeded the fair value of plan assets by $15,546 and $63,291, respectively.
The Company also maintains qualified defined contribution plans which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $205 and $190 for the three months ended September 30, 2010 and 2009, respectively, and $452 and $863 for the nine months ended September 30, 2010 and 2009, respectively.
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

Note 16 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	11,906,193	11,867,314	11,892,724	11,859,361
Dilutive effect of employee stock options and nonvested share awards	—	8,434	—	4,800

Weighted average diluted common shares outstanding	11,906,193	11,875,748	11,892,724	11,864,161

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three and nine months ended September 30, 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For each of the three and nine months ended September 30, 2009, there were 159,240 stock options and 43,682 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.
Note 17 — Sales Contract Termination Revenue
During the first nine months of 2009, the Company received a termination fee of $3,935 from a customer in connection with reducing the number of railcars to be purchased under a previously agreed-to contract. The contract termination fee is included in “Revenues” on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.
Note 18 — Subsequent Event
On November 1, 2010, the Company acquired the business assets of DTE Rail Services Inc., a non-regulated subsidiary of DTE Energy Resources Inc., for approximately $23,327. The transaction was funded with cash from operations. The acquisition furthers the Company’s strategic growth initiative to expand its presence in the railcar services sector through its newly formed subsidiary, FreightCar Rail Services, LLP. FreightCar Rail Services, LLP will provide repair and maintenance, inspections and fleet management services for all types of freight-carrying railcars. FreightCar Rail Services, LLP has operations in Colorado, Indiana and Nebraska and will service freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. The expansion of the Company’s railcar services activities is intended to diversify the Company’s revenue sources and lessen the cyclicality of the railcar market on its earnings. The acquired business added approximately 130 skilled employees to the Company. The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included the required disclosures due to the timing of the transaction.

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
On November 1, 2010, we acquired the business assets of DTE Rail Services Inc., a non-regulated subsidiary of DTE Energy Resources Inc. The acquisition furthers our strategic growth initiative to expand our presence in the railcar services sector through our newly formed subsidiary, FreightCar Rail Services, LLP. The acquired business will bolster our existing parts and repair service capabilities. Our collective offering will provide repair and maintenance, inspections and fleet management services for all types of freight-carrying railcars. Going forward, we expect that this addition will expand our customer base and strengthen existing relationships by significantly enhancing our involvement in the entire railcar life cycle. The expansion of our railcar services activities is intended to diversify our revenue sources and lessen the cyclicality of the railcar market on our earnings.
Orders for railcars in the third quarter of 2010 were 17 units compared to 14 units ordered in the second quarter of 2010 and no units ordered in the third quarter of 2009. Railcar deliveries totaled 600 new railcars in the third quarter of 2010 compared to 614 units in the second quarter of 2010 and 695 units delivered in the third quarter of 2009. Total backlog of unfilled orders was 2,417 at September 30, 2010 compared to 3,000 units at June 30, 2010 and 265 units at December 31, 2009.
Our sales and order volume for the third quarter of 2010 reflects the continuation of challenging market conditions and resultant low level of demand for coal-carrying railcars. Although showing signs of improvement, the number of railcars that are currently in storage places pressure on the price and demand for coal-carrying railcars. We anticipate that economic factors will continue to challenge the market for coal-carrying railcars in North America throughout the remainder of 2010 and into 2011.
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal-carrying railcars to lighter and more durable aluminum-bodied coal-carrying railcars. Roughly half of our nation’s electrical power is generated from coal. The U.S. Energy Information Administration has projected continued growth in domestic coal consumption for electric power generation through 2030. Factors such as these suggest that our main products and services should be in demand for the foreseeable future. However, future government policies and the potential of a long-term shift away from coal, the primary fuel source for electric power generation, could mitigate this demand.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
Revenues
Our revenues for the three months ended September 30, 2010 were $41.3 million compared to $55.1 million for the three months ended September 30, 2009. Total deliveries in the third quarter of 2010 were 600 units, consisting of only new cars sold, compared to 695 total units, consisting of 560 new cars sold and 135 cars leased, delivered in the third quarter of last year. Our revenues for the third quarter of 2010 reflect the continuation of the extended downturn in the coal-carrying railcar cycle. Total backlog of unfilled orders was 2,417 units at September 30, 2010 compared to 777 units at September 30, 2009.

Gross Profit
Our gross profit for the third quarter of 2010 was ($0.8) million with a corresponding margin rate of (2.0%). Gross profit for the third quarter of 2009 was $6.9 million with a corresponding margin rate of 12.5%. The margin rate for the third quarter of 2010 was negatively impacted by the low level of manufacturing activity during the quarter, product mix, as well as continued competitive pricing pressures.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the three months ended September 30, 2010 were $6.5 million compared to $6.6 million for the three months ended September 30, 2009, representing a decrease of $0.1 million. The decrease in selling, general and administrative expenses for the third quarter of 2010 compared to the 2009 period is primarily attributable to reductions in incentive compensation of $0.8 million and postretirement benefit costs of $0.2 million which were partially offset by increases in professional fees of $0.3 million and employee severance of $0.5 million.
Interest Income
Interest expense, net of interest income was $0.6 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. Interest expense for the third quarter of 2010 included the write-off of deferred financing costs of $0.5 million.
Income Taxes
The income tax benefit was $3.2 million, at an effective tax rate of 40.3%, for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2010 was higher than the statutory tax rate primarily due to tax deductible goodwill, which increased the effective tax rate 2.3% in the current period because the goodwill amortization increases the effective tax rate in periods of loss, whereas it reduces the effective tax rate during periods of profitability. The effective tax rate for the third quarter of 2010 also included the addition of a 2.2% blended state rate. The income tax benefit was $1.0 million for the three months ended September 30, 2009 and included a deferred tax benefit of $0.6 million related to an increase in the Illinois blended tax rate to account for idling of our Roanoke, Virginia manufacturing facility during the third quarter of 2009.
Net Income Attributable to FreightCar America
As a result of the foregoing, net loss attributable to FreightCar America was $4.7 million for the three months ended September 30, 2010, compared to net income attributable to FreightCar America of $1.1 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, our diluted net loss per share was $0.39, on diluted shares outstanding of 11,906,193. For the three months ended September 30, 2009, our diluted net income per share was $0.09, on diluted shares outstanding of 11,875,748.
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
Revenues
Our sales for the nine months ended September 30, 2010 were $91.9 million compared to $199.0 million for the nine months ended September 30, 2009. Revenues for the first nine months of 2009 include $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. The decrease in sales was due primarily to lower coal car sales driven by reduced industry demand. Total deliveries in the first nine months of 2010 were 1,535 units, consisting of 1,385 cars sold (840 new, 545 used) and 150 cars leased, compared to 2,680 total units delivered, consisting of 1,040 cars sold (1,004 new, 36 used) and 1,080 cars leased, in the first nine months of last year.
Gross Profit
Our gross profit for the nine months ended September 30, 2010 was $2.8 million, compared to $33.2 million for the nine months ended September 30, 2009, a decrease of $30.4 million. The corresponding margin rate was 3.0% for the nine months ended September 30, 2010, compared with 16.7% generated in the corresponding period of 2009. The margin rate for the first nine months of 2009 was favorably impacted by the contract termination fee of $3.9 million that was recorded in the first quarter of 2009 while the margin rate for the first nine months of 2010 was negatively impacted by the very low production levels during 2010, product mix, and continued competitive pricing pressures on margins.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the nine months ended September 30, 2010 were $18.0 million compared to $20.6 million for the nine months ended September 30, 2009, representing a decrease of $2.6 million. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2010 compared to the 2009 period is primarily attributable to reductions in salaries and benefits of $4.6 million which were partially offset by increases in outside professional fees of $1.5 million.
Plant Closure Income
Results for the nine months ended September 30, 2009 included plant closure income of $0.5 million, which represented reductions in employee termination benefits of $166,000 and insurance recoveries of $329,000.
Interest Income
Interest expense, net of interest income, was $0.8 million for the nine months ended September 30, 2010 compared to $0.5 million for the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010 included the write-off of deferred financing costs of $0.5 million
Income Taxes
The income tax benefit was $6.8 million, at an effective tax rate of 42.2%, for the nine months ended September 30, 2010, compared to an income tax provision of $2.1 million, at an effective tax rate of 16.8%, for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was higher than the statutory tax rate primarily due tax deductible goodwill, which increased the effective tax rate 3.0% in the current period because the goodwill amortization increases the effective tax rate in periods of loss, whereas it reduces the effective tax rate during periods of profitability. The effective tax rate for the nine months ended September 30, 2009 was lower than the statutory tax rate primarily due to a reduction of 15.2% for the positive effect of tax-deductible goodwill. The effective tax rate for the nine months ended September 30, 2009 was also positively impacted by the benefit from applying an increase in the Illinois tax rate against short-term deferred tax assets. The increase in the Illinois tax rate resulted from an increase in the percentage of sales revenue apportioned to Illinois due to the idling of our Roanoke, Virginia manufacturing facility during the third quarter of 2009.
Net Income Attributable to FreightCar America
As a result of the foregoing, net loss attributable to FreightCar America was $9.3 million for the nine months ended September 30, 2010, compared to net income attributable to FreightCar America of $10.5 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, our diluted net loss per share was $0.78, on diluted shares outstanding of 11,892,724. For the nine months ended September 30, 2009, our diluted net income per share was $0.88, on diluted shares outstanding of 11,864,161.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the nine months ended September 30, 2010 and 2009, were our cash and cash equivalent balances on hand, our cash generated by operations and our revolving credit facilities.
On July 29, 2010, we entered into a new $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) by and among America, JAC, FCS, Operations, and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The new revolving credit facility can be used for general corporate purposes, including funding working capital. As of September 30, 2010, we had no borrowings under the new revolving credit facility.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50%. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of September 30, 2010, we were in compliance with the covenants contained in the agreement.
The Revolving Loan Agreement replaces our prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers and the lenders party thereto, (the “Prior Credit Agreement”) and the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto (the “JAIX Credit Agreement”), which had been available to fund our leasing operations. There were no borrowings outstanding under the Prior Credit Agreement or the JAIX Credit Agreement as of December 31, 2009 or when they were cancelled as of July 29, 2010. We had $1.2 million in outstanding letters of credit under the letter of credit sub-facility as of December 31, 2009. These letters of credit remain outstanding as of September 30, 2010, but due to the cancellation of the Prior Credit Agreement and JAIX Credit Agreement, they are unsecured.
As of September 30, 2010, the value of railcars under operating leases was $65.9 million, the investment in which was funded by cash flows from operations. We anticipate that we may continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under lease may be funded by cash flows from operations, or we may pursue a new credit facility to fund railcars under lease, or both, as we evaluate our liquidity and capital resources.
Our restricted cash balance was $1.1 million as of September 30, 2010 to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The standby letters of credit are scheduled to expire during the fourth quarter of 2010. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under our revolving credit facility.
Our payment of $23.3 million to acquire the business assets of DTE Rail Services Inc. on November 1, 2010 was funded by cash from operations. Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for the next year. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases or to fund organic growth opportunities, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Although management believes it is unlikely that it will need to make significant investments in order to expand our manufacturing capacity at any time in the near future, market conditions and opportunities may require increased levels of capital expenditures to optimize capacity or to provide capabilities for manufacturing other railcar types. We are also exploring product diversification initiatives and international and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2009, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $61.5 million and $63.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $63.3 million, respectively. We made no contributions to our defined benefit pension plans during the first nine months of 2010 and expect to make contributions of $28,000 to our defined benefit pension plans during the fourth quarter of 2010. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of approximately $3.3 million during the first nine months of 2010, and expect to make approximately $5.3 million in total payments to our postretirement benefit plan in 2010. We anticipate funding pension plan contributions and postretirement plan payments with operating and available cash.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2010, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In thousands)
Operating leases	$11,842	$2,614	$5,337	$3,345	$546
Material and component purchases	104,761	24,661	54,796	25,304	—

Total	$116,603	$27,275	$60,133	$28,649	$546

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $4.1 million related to a reserve for uncertain tax positions at September 30, 2010 because the timing of the payout of these amounts cannot be determined.
We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 14 to the condensed consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2010
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(32,573)	$19,310
Investing activities	31,328	(32,772)
Financing activities	(1,059)	(2,039)

Total	$(2,304)	$(15,501)

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payment to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales and production lead times cause significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.
During the first nine months of 2010, our loss from operations and an increase in other working capital balances (including increases in inventory of $12.3 million and accounts receivable of $3.4 million) during the period were partially off-set by an increase in customer deposits of $8.9 million. We expect the increase in customer deposits to be fully off-set against shipments during the fourth quarter of 2010. During the first nine months of 2009, we generated earnings from operations and incurred a significant reduction in working capital driven by the collection of accounts receivable.
Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2010 was $31.3 million compared to net cash used in investing activities of $32.8 million for the nine months ended September 30, 2009. Net cash provided by investing activities for the nine months ended September 30, 2010 consisted of sales and maturities of securities available for sale (net of purchases) of $30.0 million, restricted cash withdrawals (net of deposits) of $0.3 million, cash received on deposit for sale of property, plant and equipment of $1.8 million, offset by capital expenditures of $1.0 million. Net cash used in investing activities for the nine months ended September 30, 2009 consisted of the cost of securities available for sale of $20.0 million, railcars under operating leases produced or acquired of $8.8 million and capital expenditures of $4.0 million.
Financing Activities. Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2010 compared to $2.0 million for the nine months ended September 30, 2009. Net cash used in financing activities for the first nine months of 2010 included $0.7 million of cash dividends to our stockholders, $0.2 million related to employee restricted stock settlements and $0.1 million in deferred financing costs. Net cash used in financing activities for the first nine months of 2009 consisted primarily of cash dividends to our stockholders of $2.1 million.
Capital Expenditures
Our capital expenditures were $1.0 million in the nine months ended September 30, 2010 compared to $4.0 million in the nine months ended September 30, 2009. Excluding unforeseen expenditures, management expects that capital expenditures to maintain our existing facilities and add additional functionality to our ERP system that was implemented during 2009 will be approximately $0.5 million for the remainder of 2010. We continuously evaluate our manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
On July 29, 2010, we entered into a new $30.0 million senior secured revolving credit facility and cancelled our previous credit facilities. The new revolving credit facility can be used for general corporate purposes, including the funding of working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facilities will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2010, there were no borrowings under the revolving credit facility
The production of railcars and our operations require substantial amounts of aluminum and steel. The cost of aluminum, steel and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. We currently do not plan to enter into any hedging arrangements to manage the price risks associated with raw materials, although we may do so in the future. When market conditions permit us to do so, we negotiate contracts with our customers that allow for variable pricing to protect us against future changes in the cost of raw materials. When raw material prices increase rapidly or to levels significantly higher than normal, we may not be able to pass price increases through to our customers, which could adversely affect our operating margins and cash flows.
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

FREIGHTCAR AMERICA, INC.
Date: November 9, 2010	By:	/s/ Edward J. Whalen
Edward J. Whalen, President and
Chief Executive Officer

	By:	/s/ Joseph E. McNeely
Joseph E. McNeely, Vice President, Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.