Form 10-K
period 2010-12-31
FreightCar America, Inc.
filed 2011-03-15
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was $267.8 million, based on the closing price of $22.62 per share on the Nasdaq Global Market.
     As of February 18, 2011, there were 11,948,266 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2010.
Part III

FREIGHTCAR AMERICA, INC.

PART I
Item 1. Business.
OVERVIEW
We and our predecessors have been manufacturing railcars since 1901. We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of coal cars, which represented 90% of our deliveries of railcars in 2010 and 92% of our deliveries of railcars in 2009. The balance of our production consisted of a broad spectrum of railcar types. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. In addition, in the fourth quarter of 2010, we announced our acquisition of the business assets of DTE Rail Services, Inc., a non-regulated subsidiary of DTE Energy Company. The acquired business is now known as FreightCar Rail Services, LLC (“FCRS”). FCRS provides general railcar repair and maintenance, inspections, and railcar fleet management services for all types of freight railcars. We also lease freight cars through our JAIX Leasing Company subsidiary.
We are the leading North American manufacturer of coal cars. We estimate that we have manufactured approximately 60% of the coal cars delivered over the three years ended December 31, 2010 in the North American market. Our BethGon® railcar has been the leading aluminum-bodied coal car sold in North America for nearly 20 years. Over the last 25 years, we believe we have built and introduced more types of coal cars than all other manufacturers in North America combined.
Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Both facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. In addition, through our acquisition of the business assets of DTE Rail Services, Inc., we have repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska.
Our primary customers are railroads, shippers and financial institutions, which represented 63%, 24% and 3%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2010. In the year ended December 31, 2010, we delivered 2,229 railcars, including 1,534 aluminum-bodied coal cars. Our total backlog of firm orders for railcars increased from 265 railcars as of December 31, 2009 to 2,054 railcars as of December 31, 2010, representing estimated sales of $25 million and $144 million as of December 31, 2009 and 2010, respectively, attributable to such backlog. In 2008, we began offering railcar leasing and refurbishment alternatives to our customers, an approach designed to enhance our position as a full service provider to the railcar industry. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future.
In 2008, we established a joint venture in India for the purpose of designing, building and selling coal cars for use in India. The joint venture company, Titagarh FreightCar Private Ltd., is seeking approval of a prototype railcar based on our designs. We continue to explore opportunities in other international markets.
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
OUR PRODUCTS AND SERVICES
We design and manufacture aluminum-bodied and steel-bodied railcars that transport a variety of different products. The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We also provide general railcar repair and maintenance, inspections and railcar fleet management services for all types of freight-carrying railcars. We manufacture two primary types of coal cars: gondolas and open-top hoppers. We build all of our coal cars using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity, but weighs significantly less than traditional multiple-piece center sills. Any of the railcar types listed below may be further developed to meet the characteristics of the materials being transported and customer specifications.
•	BethGon Series. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and further improve its reliability.

•	AutoFlood Series. Our aluminum bodied open-top hopper railcar, the AutoFlood™, is a five-pocket coal car equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and introduced the AutoFlood II and AutoFlood III designs in 1996 and 2002, respectively. Both the AutoFlood II and AutoFlood III design incorporate the automatic rapid discharge system, the MegaFlo™ door system, a patented mechanism that uses an over-center locking design, enabling the cargo door to close with tension rather than by compression. Further, AutoFlood railcars can be equipped with rotary couplers to permit rotary unloading.

•	Other Coal Cars. We also manufacture a variety of other types of aluminum and steel-bodied coal cars, including triple hopper, hybrid aluminum/stainless steel hoppers and gondolas and flat bottom gondola railcars.

•	Other Railcar Types.

Our portfolio of other railcar types includes the following: the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; the Articulated Bulk Container railcar designed to carry dense bulk products such as waste products in 20 foot containers; Intermodal Double Stack railcars, including a stand-alone, 40 foot well car and the DynaStack® articulated, 5-unit, 40 foot well car for transportation of international containers; a Small Cube Covered Hopper railcar used to transport high density products such as roofing granules, fly ash, sand and cement; a Mill Gondola Railcar used to transport steel products and scrap; Slab and Coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; Flat Railcars, Bulkhead Flat Railcars and Centerbeam Flat Railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest products and other bulky industrial products; a Woodchip Gondola Railcar designed to haul woodchips and municipal waste or other high-volume, low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry aggregates, iron ore, taconite pellets, petroleum coke and other bulk commodities. For example, our VersaFlood™ aggregate car features the MegaFlo IA™ independent automatic door system with an optional hybrid aluminum/carbon steel body design.

•	International Railcar Designs. We have established a licensing arrangement with a railcar manufacturer in Brazil pursuant to which our technology is used to produce various types of railcars in Brazil. In addition, we manufacture coal cars for export to Latin America and have manufactured intermodal railcars for export to the Middle East. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales.
We have added 13 new or redesigned products to our portfolio in the last five years, including the AVC, slab and coil steel railcar, triple hopper and hybrid aluminum/stainless steel railcars, ore cars, ballast cars and aggregate cars. Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.
With operations in Colorado, Indiana and Nebraska, we service freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. Separately, we also sell forged, cast and fabricated replacement parts for all of the railcars we produce, as well as those manufactured by others.

MANUFACTURING
We operate railcar production facilities in Danville, Illinois and Roanoke, Virginia. Our Danville and Roanoke facilities are each certified or approved for certification by the Association of American Railroads, (“AAR”) which sets railcar manufacturing industry standards for quality control. At our Danville and Roanoke facilities, we will continue to adjust salaried and hourly labor personnel levels to coincide with production requirements. In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of maintaining our competitive position by optimizing production at our lower-cost facilities. We have focused on making our remaining manufacturing facilities more flexible and efficient.
Our manufacturing process involves four basic steps: fabrication, assembly, finishing and inspection. Each of our facilities has numerous checkpoints at which we inspect products to maintain quality control, a process that our operations management continuously monitors. In our fabrication processes, we employ standard metal working tools, many of which are computer controlled. Each assembly line typically involves 15 to 20 manufacturing positions, depending on the complexity of the particular railcar design. We use mechanical fastening in the fitting and assembly of our aluminum-bodied railcar parts, while we typically use welding for the assembly of our steel-bodied railcars. For aluminum-bodied railcars, we begin the finishing process by cleaning the railcar’s surface and then applying the decals. In the case of steel-bodied railcars, we begin the finishing process by blasting the surface area of the railcar, painting it and then applying decals. We use water-based paints to reduce the emission of volatile organic compounds, and we meet state and U.S. federal regulations for control of emissions and disposal of hazardous materials. Once we have completed the finishing process, our employees, along with representatives of the customer purchasing the particular railcars, inspect all railcars for adherence to specifications.
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
In 2010, revenue from three customers, CSX Transportation Inc, Vale Inco Limited and Dakota Missouri Valley & Western Railroad, accounted for approximately 63%, 10% and 5%, respectively, of total revenue. In 2010, sales to our top five customers accounted for approximately 85% of total revenue. Our railcar sales to customers outside the United States were $19.6 million in 2010. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.
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
RESEARCH AND DEVELOPMENT
Our railcar research and development activities play a major role in creating our competitive advantage. We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to better understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing the products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.8 million, $0.8 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
BACKLOG
We define backlog as the value of those products or services which our customers have committed in writing to purchase from us or lease from us when built, but which have not yet been recognized as sales. Our contracts may include cancellation clauses under which customers are required, upon cancellation of the contract, to reimburse us for costs incurred in reliance on an order and to compensate us for lost profits. However, customer orders may be subject to customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into sales.
The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, for the periods shown.

	Year Ended December 31,
	2010	2009	2008
Railcar backlog at start of period	265	2,424	5,399
Railcars delivered	(2,229)	(3,377)	(10,276)
Railcar orders, net of cancellations	4,018	1,218	7,301

Railcar backlog at end of period(1)	2,054	265	2,424

Estimated revenue from backlog at end of period (in thousands) (2)	$144,306	$24,839	$183,441

(1)	Subsequent to December 31, 2010 we received additional orders for more than 4,000 new railcars to be manufactured and delivered over the course of 2011 and 2012.

(2)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.
Although our reported backlog is typically converted to sales within one year, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk Factors—Risks Related to Our Business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of the railcar may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.”
Substantially all of the contracts covering our backlog at December 31, 2010 are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.
SUPPLIERS AND MATERIALS
The cost of raw materials and components represents a substantial majority of the manufacturing costs of most of our railcar product lines. As a result, the management of raw materials and components purchasing is critical to our profitability. We enjoy generally strong relationships with our suppliers, which helps to ensure access to supplies when railcar demand is high.

Our primary aluminum suppliers are Alcoa Inc. and Alcan Inc. Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. We purchase steel primarily from U.S. sources, except for our roll-formed center sills, which we purchase from a single Canadian supplier. A center sill is the primary structural component of a railcar.
Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its American Steel Foundries subsidiary, wheels through its Griffin Wheel Company subsidiary, draft components through its Keystone subsidiary and bearings through its Brenco subsidiary. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our roll-formed center sills, which were used in 76% and 99% of our railcars produced in 2010 and 2009, respectively. Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”
Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 200 suppliers. No single supplier accounted for more than 19% and 21% of our total purchases in 2010 and 2009, respectively. Our top ten suppliers accounted for 84% and 69% of our total purchases in 2010 and 2009, respectively.
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
INTELLECTUAL PROPERTY
We have several U.S. and international patents and pending applications, registered trademarks, copyrights and trade names. Key patents include our one-piece center sill, our MegaFlo™ door system and our top chord and side stake for coal cars. The protection of our intellectual property is important to our business.
EMPLOYEES
As of December 31, 2010, we had 464 employees, of whom 139 were salaried and 325 were hourly wage earners. As of December 31, 2010, approximately 174, or 38%, of our employees were members of unions. As of December 31, 2009, we had 188 employees, of whom 121 were salaried and 67 were hourly wage earners. As of December 31, 2009, approximately 58, or 31%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”
REGULATION
The Federal Railroad Administration, or FRA, administers and enforces U.S. federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for freight railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to freight railcars in interchange and other matters. The AAR also certifies freight railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States as well as providers of railcar repair and maintenance services. New products must generally undergo AAR testing and approval processes. As a result of these regulations, we must maintain certifications with the AAR as a freight railcar manufacturer and provider of railcar repair and maintenance services, and products that we sell must meet AAR and FRA standards.

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
Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the previous industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 railcars in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. Industry-wide railcar deliveries again peaked in 2006 with deliveries of 74,729 before declining to 16,535 in 2010. Our railcar deliveries trended downward from 18,764 in 2006 to 2,229 in 2010. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.
We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.
Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 36% of our total sales for the five-year period. In 2010, sales to our top three customers accounted for approximately 63%, 10% and 5%, respectively, of our total sales. In 2009, sales to our top three customers accounted for approximately 15%, 15% and 14%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.
The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.
Most of our individual customers do not make purchases every year, since they do not need to replace, replenish or increase their railcar fleets on a yearly basis. Many of our customers place orders for products on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may be significantly affected by the number of railcars delivered and product mix of railcars delivered in any given quarterly period. Additionally, because we record the sale of a new and rebuilt railcar at the time 1) we complete production, 2) the railcar is accepted by the customer following inspection, 3) the risk for any damage or loss with respect to the railcar passes to the customer, and 4) title to the railcar transfers to the customer, and not when the order is taken, the timing of the completion, delivery and acceptance of significant customer orders will have a considerable effect on fluctuations in our quarterly results. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.
We operate in a highly competitive industry and we may be unable to compete successfully against other railcar manufacturers.
We operate in a competitive marketplace and face substantial competition from established competitors in the railcar industry in North America. We have four principal competitors that primarily manufacture railcars for third-party customers. Some of these manufacturers have greater financial and technological resources than us, and they may increase their participation in the railcar segments in which we compete. In addition to price, competition is based on product performance and technological innovation, quality, reliability of delivery, customer service and other factors. In particular, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and impair our ability to compete successfully against other railcar manufacturers or retain our market share in our established markets. Increased competition for the sales of our railcar products, particularly our coal cars, could result in price reductions, reduced margins and loss of market share, which could negatively affect our prospects, business, financial condition and results of operations.
Our ability to sell new railcars may be limited by other factors, including the availability and price of used railcars offered for sale and new or used railcars offered for lease by leasing companies and others.
Our customers may consider alternatives to the purchase of new railcars, including the purchase of used railcars or the lease of new or used railcars. Our competitors may also be able to offer railcar leases at favorable lease rates, negatively impacting our ability to sell new railcars, which may result in price reductions, reduced margins and loss of market share. These additional competitive factors could negatively affect our prospects, business, financial condition and results of operations.
Consolidation of our customer base may adversely affect our business.
Railroad carriers, utilities and leasing companies are large purchasers of railcars and represent a significant portion of our historical customer base. Future consolidation within these industries may adversely affect our sales and reduce our income from operations as fewer and larger customers will have proportionately greater buying power and operating efficiency, which may intensify competition among railcar manufacturers and cause our prices to decline.
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
We rely upon third-party suppliers for wheels and other components for our railcars. In the future, suppliers of railcar components may be unable to meet the short-term or longer-term demand of our industry for wheels and other railcar components. In the event that any of our suppliers of railcar components were to stop or reduce the production of wheels or the other railcar components that we use, go out of business, refuse to continue their business relationships with us, become subject to work stoppages or ration their supply of wheels or components, our business would be disrupted. We have in the past experienced challenges sourcing these railcar components to meet our production requirements. In addition, our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources for these components, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and our operating results may be significantly affected. In an effort to secure a supply of wheels, we have developed foreign sources that require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, a particular supplier, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for wheels or other railcar components than we currently pay. Such circumstances could have a material adverse impact on our customer relationships, financial condition and results of operations.
RISKS RELATED TO OUR BUSINESS
We rely significantly on the sales of our coal cars. Future demand for coal could decrease, which could adversely affect our business, financial condition and results of operations.
Coal cars are our primary railcar type, representing 74% and 92% of our sales revenues in 2010 and 2009, respectively, and 90% and 92% of the total railcars that we delivered in 2010 and 2009, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal car lines, to select an alternative energy source to coal, thereby reducing the strength of the market for coal cars. For example, if utility companies were to begin preferring natural gas instead of coal as an energy source, demand for our coal car lines could decrease and our operating results could be negatively affected.
The U.S. federal and state governments may adopt new legislation and/or regulations, or judicial or administrative interpretations of existing laws and regulations that materially adversely affect the coal industry and/or our customers’ ability to use coal or to continue to use coal at present rates. Such legislation or proposed legislation and/or regulations may include proposals for more stringent protections of the environment that would further regulate and tax the coal industry. This legislation could significantly reduce demand for coal, adversely affect the demand for our coal cars and have a material adverse effect on our financial condition and results of operations.
We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.
We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the railcars that we produced in 2010 and 2009, 76% and 99%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.
Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.
We have railcar production facilities in Danville, Illinois and Roanoke, Virginia and maintenance and repair facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska. An interruption in railcar production capabilities or maintenance and repair capabilities at these facilities, as a result of equipment failure or other factors, could reduce or prevent our production, service or repair of railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.
An increase in health care costs could adversely affect our results of operations.
We provide health care benefits to our active employees and the costs of health care benefits in the United States have increased significantly in recent years. We expect these costs to continue to increase in the future. In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Act of 2010 (collectively, the “Health Care Reform Legislation”), were signed into law in the United States and are scheduled to become effective over the next several years, subject to further guidance and clarification expected to be provided by implementing regulations. The impact of the Health Care Reform Legislation on our business is not yet known and may not be known for several years. A continued increase in health care costs or any additional costs resulting from the Health Care Reform Legislation could materially adversely affect our financial position and results of operations.
We also provide postretirement health care benefits for approximately 41 of our active employees and 711 of our retired employees. As of December 31, 2010, we have an unfunded $65.3 million accrual for our projected retiree health care costs, a substantial portion of which relates to a 2005 settlement with the employee union at our closed

Johnstown manufacturing facility. If for any reason our retiree health care costs should change or increase in the future, our business and financial results could be materially adversely affected.
Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.
As of December 31, 2010, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $15.5 million. Additional benefit obligations were added to our existing defined benefit pension plans in 2007, 2008 and 2009 as a result of plan curtailment and special termination benefit costs. Management expects that any future obligations under our pension plans will be funded from our future cash flow from operations. If the performance of the assets in our pension plans does not meet our expectations or actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.
The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.
We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us or lease from us when built, that have not yet been recognized as revenue. In this annual report on Form 10-K, we have disclosed our backlog, or the number of railcars for which we have purchase orders or firm operating leases for railcars to be built, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. For example, we rely on third-party suppliers for castings, wheels and components for our railcars and if these third parties were to stop or reduce their supply of heavy castings, wheels and other components, our actual sales could fall short of the estimated sales value attributed to our backlog. Also, customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog.
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
If we lose key personnel, our operations and ability to manage the day-to-day aspects of our business may be adversely affected.
We believe our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. Our future performance will substantially depend on our ability to retain and motivate them. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be adversely affected.

The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Because our senior management team has many years of experience in the railcar industry and other manufacturing and capital equipment industries, it could be difficult to replace any of them without adversely affecting our business operations. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel. We do not currently maintain “key person” life insurance.
Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.
As of December 31, 2010, we had collective bargaining agreements with unions representing approximately 38% of our total active labor force.
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
We depend on skilled labor in the manufacture and repair of railcars. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers may restrict our ability to maintain or increase production rates and could cause our labor costs to increase.
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
The protection of our intellectual property is important to our business. We rely on a combination of trademarks, copyrights, patents and trade secrets to protect our intellectual property. However, these protections might be inadequate. For example, we have patents for portions of our railcar designs that are important to our market leadership in the coal car segment. Our pending or future trademark, copyright and patent applications might not be approved or, if allowed, might not be sufficiently broad. Conversely, third parties might assert that our technologies or other intellectual property infringe on their proprietary rights. In either case, litigation may result, which could result in substantial costs and diversion of our management team’s efforts. Regardless of whether we are ultimately successful in any litigation, such litigation could adversely affect our business, results of operations and financial condition.

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
We warrant the workmanship and materials of many of our manufactured new products under limited warranties, generally for periods of five years or less. Accordingly, we may be subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in property damage, personal injury or death, or does not conform to our customers’ specifications. Although we currently maintain product liability insurance coverage, product liability claims, if made, may exceed our insurance coverage limits or insurance may not continue to be available on commercially acceptable terms, if at all. These types of product liability and warranty claims may result in costly product recalls, significant repair costs and damage to our reputation, all of which could adversely affect our results of operations.
The agreement governing our revolving credit facility contains various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial requirements.
The agreement governing our revolving credit facility contains various covenants that, among other things, limit our management’s discretion by restricting our ability to incur additional debt, enter into certain transactions with affiliates, make investments and other restricted payments and create liens. Our failure to comply with these financial covenants and other covenants under our revolving credit facility could lead to an event of default under the agreement governing any other indebtedness that we may have outstanding at the time, permitting the lenders to accelerate all borrowings under such agreement and to foreclose on any collateral. In addition, any such events may make it more difficult or costly for us to borrow additional funds in the future. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.
Businesses that we may acquire may fail to perform to expectations or we may be unable to successfully integrate acquired businesses with our existing business.
We recently acquired the business assets of DTE Rail Services, Inc. and may engage in future acquisitions, which in each case could materially affect our business, operating results, and financial condition. However, we may not be able to find other suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our recent acquisition and, assuming we complete them, additional acquisitions, may not strengthen our competitive position or achieve our desired goals, and may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. There can be no assurance that we will be able to effectively manage the integration of our recently-acquired business or businesses we may acquire in the future, or be able to retain and motivate key personnel from those businesses.

To the extent we expand our sales of products and services internationally, we will increase our exposure to international economic and political risks.
Conducting business outside the United States, for example through our joint venture in India and our sales to other countries, subjects us to various risks, including changing economic, legal and political conditions, work stoppages, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the United States and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. If we fail to obtain and maintain certifications of our railcars and railcar parts in the various countries where we may operate, we may be unable to market and sell our railcars in those countries.
In addition, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit our operations and make the manufacture and distribution of our products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments and their respective agencies could affect our ability to export the railcars that we manufacture in the United States. The uncertainty of the legal environment could limit our ability to enforce our rights effectively.
The market price of our securities may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.
Since our initial public offering in April 2005 until February 18, 2011, the trading price of our common stock ranged from a low of $14.05 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table presents information on our leased and owned operating properties as of December 31, 2010:

			Leased or	Lease
Use	Location	Size	Owned	Expiration Date

Corporate headquarters	Chicago, Illinois	8,574 square feet	Leased	September 30, 2013

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	November 30, 2014

Railcar maintenance and repair	Grand Island, Nebraska	132,067 square feet on 448 acres of land	Owned	—

Railcar maintenance and repair	Hastings, Nebraska	35,107 square feet on 13.4 acres of land with an additional 7.5 acres of land leased	Owned/ Leased	December 31, 2013

Railcar maintenance and repair	Clinton, Indiana	30,873 square feet on 56.3 acres of land	Owned	—

Railcar logistics management services	Lakewood, Colorado	1,054 square feet	Leased	May 12, 2012

Short line railroad	Grand Island, Nebraska	5 miles of main line plus 2.77 miles of sidings for a total of 7.77 miles	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016
In response to reduced industry demand for railcars over the short term, our facility in Roanoke, Virginia ceased production of new railcars in July 2009 and at December 31, 2010 was preparing to resume production in 2011 as industry demand had improved. In addition to the properties listed above, we also have various leased or owned railroad easements or rights of way acquired during 2010 which are used by FCRS while supplying railcar maintenance and repair services to customers.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 18, 2011, there were approximately 57 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2009, as reported on the Nasdaq Global Market.

	Common stock price		Dividend
	High	Low	Declared
2010
Fourth quarter	$28.94	$24.03	$0.00
Third quarter	$25.50	$21.43	$0.00
Second quarter	$29.94	$22.62	$0.00
First quarter	$25.60	$18.60	$0.06

2009
Fourth quarter	$26.91	$18.10	$0.06
Third quarter	$25.54	$16.26	$0.06
Second quarter	$20.24	$15.38	$0.06
First quarter	$21.63	$14.52	$0.06
Dividend Policy
The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law.

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
The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2006 through December 31, 2010 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2006 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec.31,	Jun.30,	Dec.31,	Jun.30,	Dec.31,	Jun.30,	Dec.31,	Jun.30,	Dec.31,	Jun.30,	Dec.31,
	2005	2006	2006	2007	2007	2008	2008	2009	2009	2010	2010
FreightCar America,Inc.	$100.00	$115.56	$115.62	$99.99	$73.38	$74.66	$38.63	$35.79	$42.48	$48.60	$62.18
Nasdaq Composite Index	$100.00	$99.01	$110.36	$119.34	$122.00	$105.88	$73.17	$85.60	$106.33	$99.27	$125.49
DJ Transportation Index	$100.00	$118.04	$109.81	$123.46	$111.38	$121.36	$87.53	$81.08	$103.79	$102.36	$131.55

Item 6. Selected Financial Data.
The selected financial data presented for each of the years in the five-year period ended December 31, 2010 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except share and per share data and railcar amounts)

		Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of operations data:
Revenues	$142,889	$248,462	$746,390	$817,025	$1,444,800
Gross profit	2,722	36,522	66,793	104,901	233,451
Selling, general and administrative expense	24,618	31,316	31,717	38,914	34,390
Net (loss) income attributable to FreightCar America	$(12,771)	$4,940	$11,420	$27,459	$128,733

Weighted average common shares outstanding — basic	11,896,148	11,861,366	11,788,400	12,115,712	12,586,889
Weighted average common shares outstanding—diluted	11,896,148	11,870,350	11,833,132	12,188,901	12,785,015

Per share data:
Net (loss) income per common share attributable to FreightCar America — basic	$(1.07)	$0.42	$0.97	$2.27	$10.23
Net (loss) income per share common attributable to FreightCar America — diluted	$(1.07)	$0.42	$0.97	$2.25	$10.07
Dividends declared per common share	$0.06	$0.24	$0.24	$0.24	$0.15

Other financial and operating data:
Investment in property, plant and equipment, railcars on operating leases and business acquisitions	$24,750	$19,920	$42,192	$6,073	$6,903
Railcars delivered	2,229	3,377	10,276	10,282	18,764
Railcar orders	4,018	1,218	7,301	6,366	7,350
Railcar backlog	2,054	265	2,424	5,399	9,315
Estimated revenue from backlog	$144,306	$24,839	$183,441	$422,054	$697,054

Balance sheet data (at period end):
Cash and cash equivalents	$61,780	$98,015	$129,192	$197,042	$212,026
Restricted cash	2,322	1,420	—	—	—
Total assets	310,643	335,566	383,293	354,119	419,981
Total debt, including capital leases	—	—	28	93	154
Total stockholders’ equity	192,580	206,253	204,826	199,063	203,869

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Forward-Looking Statements.”
We are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We also provide general railcar repair and maintenance, inspection, and railcar fleet management services for all types of freight-carrying railcars. Our primary customers are railroads, shippers and financial institutions.
Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our railcar manufacturing facilities has the capability to manufacture a variety of types of railcars.
On November 1, 2010, we acquired the business assets of DTE Rail Services, Inc., a non-regulated subsidiary of DTE Energy Company Inc., for approximately $23.3 million through our newly formed subsidiary, FreightCar Rail Services, LLC. The transaction was funded with cash from operations. The acquisition furthers our strategic growth initiative to expand our presence in the railcar services sector. FreightCar Rail Services, LLC provides repair and maintenance, inspections and fleet management services for all types of freight-carrying railcars. FreightCar Rail Services, LLC has operations in Colorado, Indiana and Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States.
Railcar deliveries totaled 2,229 units for the year ended December 31, 2010, including delivery of 2,079 cars sold and delivery of 150 cars leased, compared to 3,377 units, including delivery of 2,297 cars sold and delivery of 1,080 cars leased, in the same period of 2009. Our total backlog of firm orders for railcars increased by 1,789 railcars, from 265 railcars as of December 31, 2009 to 2,054 railcars as of December 31, 2010. Our backlog at December 31, 2010, included 90 units to be built and placed on firm operating leases with independent third parties. Subsequent to December 31, 2010 the Company received additional orders for more than 4,000 new railcars to be manufactured and delivered over the course of 2011 and 2012.
The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal cars to, modern, higher-capacity aluminum, hybrid aluminum and stainless steel, and stainless steel bodied coal cars, which are the core of our product offering.
In May 2008, we closed our manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further our strategy of optimizing production at our low-cost facilities and continuing our focus on cost control. During 2008 we recorded $20.0 million in plant closure charges that were primarily related to special pension benefits to certain workers at the Johnstown manufacturing facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments.
FINANCIAL STATEMENT PRESENTATION
Revenues
Our revenues are generated primarily from sales of the railcars that we manufacture. Our sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, primarily coal but also other products such as motor vehicles, steel products, forest products, minerals, cement and agricultural commodities. Our sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our additional revenue sources include parts sales, lease rental revenue, revenues related to the maintenance and repair, inspections and rebuilding of railcars and revenue for fleet management services. Lease revenue represents payments received with respect to railcars under operating leases.

We generally manufacture railcars under firm orders from our customers. We recognize revenue, when 1) we complete the individual railcars, 2) the railcars are accepted by the customer following inspection, 3) the risk of any damage or other loss with respect to the railcars passes to the customer and 4) title to the railcars transfers to the customer. Deliveries include new and used cars sold, cars built and contracted under operating leases and rebuilt cars. With respect to sales transactions involving the trading-in of used railcars, in accordance with accounting rules, we recognize revenue for the entire transaction when the cash consideration received is in excess of 25% of the total transaction value and on a pro rata portion of the total transaction value when the cash consideration received is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value. The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of railcars may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.
Cost of sales
Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the recent volatility in railcar deliveries, the cost of steel and aluminum, and our efforts to continually reduce manufacturing costs at our manufacturing facilities and our closure of our Johnstown, Pennsylvania facility. Substantially all of the contracts covering our backlog at December 31, 2010 are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.
Operating (loss) income
Operating (loss) income represents revenues less cost of sales, selling, general and administrative expenses and plant closure and sale (income) charges.
RESULTS OF OPERATIONS
Year Ended December 31, 2010 compared to Year Ended December 31, 2009
Revenues
Our revenues for the year ended December 31, 2010 were $142.9 million compared to $248.5 million for the year ended December 31, 2009. Revenues for the year ended December 31, 2010 included $4.4 million of revenues resulting from our acquisition of the business assets of DTE Rail Services, Inc. on November 1, 2010 and represent revenues since the acquisition date that were generated from repair and maintenance, inspections and fleet management services. Revenues for the year ended December 31, 2009 included $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. The decrease in revenues for the year ended December 31, 2010 compared to 2009 levels was due primarily to lower sales of coal cars driven by reduced industry demand and a decrease of $4.9 million in revenues from parts sales for the year ended December 31, 2010 compared to 2009 levels. Railcar deliveries of 2,229 units for the year ended December 31, 2010 were 1,148 units below the 2009 deliveries of 3,377 units. Railcar deliveries for the year ended December 31, 2010 included delivery of 2,079 cars sold and delivery of 150 cars leased.
Gross Profit
Gross profit for the year ended December 31, 2010 was $2.7 million compared to $36.5 million for the year ended December 31, 2009, representing a decrease of $33.8 million. Our gross margin rate of 1.9% for 2010 is a reflection of the persistent challenging market conditions experienced during the year, the under-utilization of our fixed manufacturing capacity and competitive pricing dynamics. This compares to our gross margin rate of 14.7% for 2009, which, while also influenced by the economic downturn, reflected a more favorable product mix, a better pricing environment relative to 2010 and the contract cancellation payment of $3.9 million. Looking forward, we expect recent orders to improve the utilization of our manufacturing capacity, but we also expect new railcar pricing will remain very competitive, keeping pressure on margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2010 were $24.6 million compared to $31.3 million for the year ended December 31, 2009, representing a decrease of $6.7 million or 21%. This decrease reflects significant actions previously undertaken, eliminating employee bonuses for 2010 and lower severance costs in 2010 which decreased selling, general and administrative expenses by $3.2 million and $1.9 million, respectively. These decreases were partially offset by increases in consulting costs, including acquisition costs of $0.7 million. Selling, general and administrative expenses for the year ended December 31, 2009 included $1.0 million of costs associated with the restatement of our financial statements, $0.8 million of costs associated with the suspension of our salaried pension plan and $0.4 million of expenses associated with the implementation of our enterprise resource planning (“ERP”) system.
Plant Closure and Sale
Plant closure and sale income for the year ended December 31, 2010 represents the gain on the sale of our Johnstown manufacturing facility while plant closure and sale income for the year ended December 31, 2009 represents insurance recoveries and accrual adjustments related to employee termination benefits. See Note 3 to the consolidated financial statements.
Interest Expense/Income
Interest expense (consisting of commitment fees on our revolving credit facility and letter of credit fees) for the year ended December 31, 2010 was $0.3 million compared to $0.5 million for the year ended December 31, 2009. Reductions in interest expense for the 2010 period resulted from a lower fee structure in our current revolving credit facility compared to our prior revolving credit facilities. Amortization and write-off of deferred financing costs for the year ended December 31, 2010 included write-offs related to our prior credit facilities of $0.5 million. Interest income was $0.1 million for each of the years ended December 31, 2010 and 2009.
Income Taxes
The income tax benefit was $9.5 million for the year ended December 31, 2010, compared to a provision for income taxes of $0.2 million for the year ended December 31, 2009. The effective tax rates for the years ended December 31, 2010 and 2009, were 42.5% and 4.9%, respectively. The effective tax rate for the year ended December 31, 2010 was higher than the statutory U.S. federal income tax rate of 35% due to a 6.3% blended state tax rate, an increase of 2.7% for tax deductible goodwill offset by 1.6% for nondeductible expenses. The effective tax rate for the year ended December 31, 2009 was lower than the statutory U.S. federal income tax rate of 35% due to a 13.9% blended state rate, a decrease of 12.1% for tax-deductible goodwill, a decrease of 8.7% for the impact of the rate change on deferred taxes, an increase of 3.2% caused by a change in the valuation allowance, an increase of 0.7% for nondeductible expenses and an increase of 0.7% for the effect of other differences.
Net Income (Loss) Attributable to FreightCar America
As a result of the foregoing, net loss attributable to FreightCar America was $12.8 million for the year ended December 31, 2010, reflecting a decrease of $17.7 million from net income attributable to FreightCar America of $4.9 million for the year ended December 31, 2009. For 2010, our basic and diluted net loss per share were both $1.07, on basic and diluted shares outstanding of 11,896,148. For 2009, our basic and diluted net income per share were both $0.42, on basic and diluted shares outstanding of 11,861,366 and 11,870,350, respectively.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues
Our revenues for the year ended December 31, 2009 were $248.5 million as compared to $746.4 million for the year ended December 31, 2008 while railcar deliveries of 3,377 were 6,899 units below the 2008 level. Railcar deliveries for the year ended December 31, 2009 included delivery of 2,297 cars sold and delivery of 1,080 cars leased. Revenues for the year ended December 31, 2009 included $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. The decrease in revenues for the year ended December 31, 2009 compared to 2008 levels was due primarily to lower sales of coal cars driven by reduced industry demand. Coal loadings in 2009 significantly decreased from 2008 levels, and the number of railcars in storage remained high during 2009. Recession-driven reductions in demand for electricity, ample utility stockpiles, lower production and decelerating export activity contributed to the decline in coal activity during 2009.
Gross Profit
Gross profit for the year ended December 31, 2009 was $36.5 million compared to $66.8 million for the year ended December 31, 2008, representing a decrease of $30.3 million. The corresponding margin rate was 14.7% for the year ended December 31, 2009 compared to 8.9% for the year ended December 31, 2008. The change in margin rate was driven primarily by a favorable product mix. The contract termination fee of $3.9 million also contributed to the margin rate improvement for 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2009 were $31.3 million compared to $31.7 million for the year ended December 31, 2008, representing a decrease of $0.4 million. We took significant actions in 2009 to reduce selling, general and administrative expenses. However, those reductions were partially offset by increases for severance costs of $3.1 million, costs associated with the restatement of our financial statements of $1.0 million, costs associated with the suspension of our salaried pension plan of $0.8 million and expenses associated with the implementation of our ERP system of $0.4 million.
Plant Closure and Sale
Plant closure and sale income for the year ended December 31, 2009 represent insurance recoveries and accrual adjustments related to employee termination benefits. Plant closure and sale charges for the year ended December 31, 2008 represent the incremental costs associated with our decision, in December 2007, to close our Johnstown, Pennsylvania manufacturing facility and included charges arising under our pension and postretirement benefit plans as well as employment termination and related closure costs. See Note 3 to the consolidated financial statements.
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
Income Taxes
The provision for income taxes was $0.2 million for the year ended December 31, 2009, compared to a provision for income taxes of $6.8 million for the year ended December 31, 2008. The effective tax rates for the years ended December 31, 2009 and 2008, were 4.9% and 37.2%, respectively. The effective tax rate for the year ended December 31, 2009 was lower than the statutory U.S. federal income tax rate of 35% due to a decrease of 13.9% resulting from a change in the blended state rate, a decrease of 12.1% for tax-deductible goodwill, a decrease of 8.7% for the impact of the rate change on deferred taxes, an increase of 3.2% caused by a change in the valuation allowance, an increase of 0.7% for nondeductible expenses and an increase of 0.7% for the effect of other differences. The effective tax rate for the year ended December 31, 2008 was higher than the statutory U.S. federal income tax rate of 35% due to an increase of 7.7% caused by a change in the valuation allowance and an increase of 0.6% for the effect of other differences, partially offset by a decrease of 3.3% for tax-deductible goodwill and a decrease of 2.8% due to a change in the blended state rate,. The increase in the valuation allowance for 2008 was primarily due to plant closure charges that caused the Pennsylvania deferred tax assets to increase, resulting in a corresponding increase to the valuation allowance.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the years ended December 31, 2010 and 2009, were our cash and cash equivalent balances on hand, our securities available for sale, our cash generated by operations and our revolving credit facilities. On July 29, 2010, we entered into a new $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the new revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of December 31, 2010, we had no borrowings under the new revolving credit facility. We had $1.4 million in outstanding letters of credit under the new revolving credit facility as of December 31, 2010.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of December 31, 2010, we were in compliance with all of the covenants contained in the agreement.
The Revolving Loan Agreement replaces our prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers and the lenders party thereto (the “Prior Credit Agreement”) and the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto (the “JAIX Credit Agreement”), which had been available to fund our leasing operations. There were no borrowings outstanding under the Prior Credit Agreement or the JAIX Credit Agreement as of December 31, 2009 or when they were cancelled as of July 29, 2010. During the third quarter of 2010, we wrote off $0.5 million in unamortized deferred financing costs related to these terminated agreements. We had $1.2 million in outstanding letters of credit under the letter of credit sub-facility of the Prior Credit Agreement as of December 31, 2009. These letters of credit remain outstanding as of December 31, 2010, but due to the cancellation of the Prior Credit Agreement, they are currently secured by restricted cash deposits.
Our restricted cash balance was $2.3 million as of December 31, 2010, consisting of cash used to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The standby letters of credit are scheduled to expire at various dates through November 2011. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the new revolving credit facility.
As of December 31, 2010, the value of railcars under operating leases was $65.4 million, the investment in which was funded by cash flows from operations. We anticipate that we may continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under operating leases may be funded by cash flows from operations, or we may pursue a new credit facility to fund railcars under operating leases, or both, as we evaluate our liquidity and capital resources.
Our payment of $23.3 million to acquire the business assets of DTE Rail Services, Inc. on November 1, 2010 was funded by cash from operations. Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2011. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases or to fund organic growth opportunities, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives, international expansion and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2010, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.3 million and $65.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $65.3 million, respectively. We made contributions of $28,000 to our defined benefit pension plans during 2010. As disclosed in Note 12 to the consolidated financial statements, we expect to make contributions of $5.0 million to our defined benefit pension plans in 2011. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of approximately $4.3 million during 2010, and expect to make approximately $5.3 million in payments to our postretirement benefit plan in 2011. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(In thousands)
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$11,255	$2,658	$5,219	$3,003	$375
Material and component purchases	95,605	24,799	52,664	18,142	—

Total	$106,860	$27,457	$57,883	$21,145	$375

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $3.2 million related to a reserve for uncertain tax positions at December 31, 2010 because the timing of the payout of these amounts cannot be determined.
We are a party to letter agreements regarding terms of employment with our President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer and employment agreements with other members of our executive management team. See Item 11. “Executive Compensation.”
We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 12 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2011.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008:
(Amounts in thousands)

	2010	2009	2008
Net cash (used in) provided by:
Operating activities	$(42,071)	$22,864	$(23,065)
Investing activities	6,908	(51,284)	(42,174)
Financing activities	(1,072)	(2,757)	(2,611)

Total	$(36,235)	$(31,177)	$(67,850)

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.
Our net cash used in operating activities for the year ended December 31, 2010 was $42.1 million compared to net cash provided by operating activities of $22.9 million for the year ended December 31, 2009. Net cash used in operating activities for the year ended December 1, 2010 included our loss from operations and an increase in working capital balances to support the increase in orders and planned production levels, including increases in inventory of $13.5 million, increases in prepaid expenses of $3.6 million, decreases in accounts payable of $5.1 million and decreases in accrued payroll and benefits of $3.9 million. Net cash provided by operating activities for the year ended December 1, 2009 included increases in cash due to changes in accounts receivable of $69.4 million and increases in cash due to changes in income taxes of $6.6 million, that were partially offset by decreases in cash due to changes in accounts payable of $29.9 million, decreases in cash due to changes in inventories of $18.3 million, and decreases in cash related to changes in accrued pension and postretirement benefits of $10.6 million. Net cash used in operating activities for the year ended December 31, 2008 included decreases in cash due to changes in accounts receivable of $60.1 million, the cost of leased railcars held for sale of $11.5 million and decreases in cash due to changes in customer deposits of $11.9 million that were partially offset by increases in cash due to changes in inventories of $17.5 million and increases in cash due to changes in accounts payable of $10.1 million. Cash flows for the year ended December 31, 2008 also included increases from net income of $11.4 million and adjustments for non-cash items, most significantly plant closure charges of $20.0 million.
Investing Activities. Net cash provided by investing activities for the year ended December 31, 2010 was $6.9 million compared to net cash used in investing activities of $51.3 million for the year ended December 31, 2009. The most significant investing activities for the year ended December 31, 2010 were maturities of securities available for sale (net of purchases) of $30.0 million, which were partially offset by business acquisition costs of $23.3 million. Net cash used in investing activities for the year ended December 31, 2009 included the cost of purchasing securities available for sale of $29.9 million (net of maturities), cost of railcars on operating leases produced or acquired of $15.6 million and capital expenditures of $4.3 million. Net cash used in investing activities for the year ended December 31, 2008 included the cost of railcars on operating leases produced or acquired of $35.2 million and capital expenditures of $7.0 million.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2010 was $1.1 million compared to net cash used in financing activities of $2.8 million for the year ended December 31, 2009. Net cash used in financing activities for the year ended December 31, 2010 included $0.7 million of cash dividends paid to our stockholders, $0.2 million in employee restricted stock settlements and $0.1 million in deferred financing costs. Net cash used in financing activities for the year ended December 31, 2009 included $2.9 million of cash dividends paid to our stockholders, partially offset by a $0.1 million investment in noncontrolling interest by our joint venture partner. Net cash used in financing activities for the year ended December 31, 2008 was $2.6 million and included

$2.9 million of cash dividends paid to our stockholders and $0.8 million in deferred financing costs. These were partially offset by the receipt of $1.1 million from treasury stock issued for stock options exercised.
Capital Expenditures
Our capital expenditures were $1.4 million for the year ended December 31, 2010 compared to $4.3 million for the year ended December 31, 2009. Capital expenditures for the year ended December 31, 2010 included cash outlays to add additional functionality to our ERP system that was implemented during 2009 and expenditures to maintain our existing facilities. For the year ended December 31, 2009, capital expenditures were primarily cash outlays for our ERP system. Capital expenditures of $7.0 million for the year ended December 31, 2008 were primarily comprised of equipment expenditures to enable us to build wheel and truck assemblies and side sheet assemblies in-house as well as cash outlays for our new ERP system.
Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $4.0 million in 2011 and will be used to maintain our existing railcar manufacturing, and repair and maintenance facilities. Management continuously evaluates manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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
Our critical accounting policies include the following:
Long-lived assets
We evaluate long-lived assets, including property, plant and equipment, under the provisions of ASC 360, Property, Plant and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held or used, we group a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Our estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Our future cash flow estimates exclude interest charges.
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
In response to reduced industry demand for railcars, our manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009. As a result, we tested long-lived assets at our Roanoke and Danville facilities for recoverability as of December 31, 2009 using estimated future cash flows derived from our strategic plan. In connection with the analysis, we had to make estimates regarding future sales volumes, gross margins and selling, general and administrative expenses, as well as the split of future production levels between our two plants. The analysis indicated that there was no impairment of the long-lived assets for the Roanoke, Virginia and Danville, Illinois facilities as of December 31, 2009. Because of the inherent uncertainties of our projections, we also performed sensitivity analysis around these estimates and determined that an impairment would not occur under a range of operating results, including shifts in the allocation of production, future railcar volumes and future gross margins. At December 31, 2010, our manufacturing facility in Roanoke, Virginia was preparing to resume production in 2011 as industry demand had improved.

We recorded impairment charges for leased railcars held for sale of $0 during 2010, $800,000 during 2009 and $597,000 during 2008 (see note 6 to the consolidated financial statements).
Impairment of goodwill and intangible assets
We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents and customer related intangibles resulting from our acquisition of the business assets of DTE Rail Services, Inc. during 2010. We perform the goodwill impairment test required by ASC 350, Intangibles — Goodwill and Other, as of January 1 of each year. We test goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount. We tested goodwill for impairment as of December 31, 2009 in connection with the economic downturn for new coal cars. We also tested goodwill for impairment as of December 31, 2010 due to the continued low production levels during 2010 and uncertainty as to when sustained demand for new coal cars will return.
Management estimates the valuation of our Company using a combination of methods, appropriate to the circumstances, including discounted future cash flows and our company’s market capitalization. Historically, management has valued our Company as one reporting unit, but after acquiring FCRS, the 2010 impairment test was performed on two reporting units. We concluded that the estimated fair value of our Company’s net assets exceeded the carrying value as of the dates of our annual impairment tests for 2010, 2009 and 2008 and as of the dates of our interim impairment tests for 2009 and 2010. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.
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
We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 15.2% for our December 31, 2010 goodwill impairment valuation analysis.
In addition to estimating the fair value of our net assets using the discounted cash flow method in the base case scenario, we also estimated the fair value of our net assets using the discounted cash flow method for three alternate scenarios, including the impact of a negative 15% adjustment to our new car build volume projections, the impact of excluding certain revenue sources and the impact of a 1% increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of our net assets using the discounted cash flow method in the base case scenario to the three alternate scenarios. Each of these three alternate scenarios reduced the estimated fair value of our net assets using the discounted cash flow method by between 4% and 9% compared to the estimated fair value of our net assets in the base case, however in all scenarios the estimated fair value of our net assets exceeded the carrying value. Although future results may differ from those used in the base case scenario, management believes that the discounted cash flow method using the base case scenario is the best estimate of the lower range of fair value of our net assets as of December 31, 2010.
Pensions and postretirement benefits
We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the expected return on pension plan assets and the discount rate used to calculate the present value of our pension and postretirement welfare plan liabilities.

In 2010, we assumed that the expected long-term rate of return on pension plan assets would be 8.25%. As permitted under ASC 715 the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(431)	$431
At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2010, we determined this rate on our postretirement welfare plan to be 5.26%, a decrease of 0.5% from the 5.76% rate used at December 31, 2009. At December 31, 2010, we determined this rate on our pension plans on a plan by plan basis with results ranging from 5.22% to 5.49%. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$105	$(67)
For the years ended December 31, 2010, 2009 and 2008, we recognized consolidated pre-tax pension cost of $0.3 million, $2.7 million and $10.8 million, respectively. Pension costs for 2009 include accelerated recognition of unrecognized prior service cost of $0.8 million resulting from the suspension of our pension plan for salaried employees. Pension costs for 2008 include special termination benefit costs of $10.1 million resulting from our plant closure decision (See Note 3, Plant Closure and Sale and Note 12, Employee Benefit Plans to our consolidated financial statements for a description of these actions). We currently expect to make contributions of $5.0 million to our pension plans during 2011. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.
For the years ended December 31, 2010, 2009 and 2008, we recognized a consolidated pre-tax postretirement welfare benefit cost of $4.0 million, $4.2 million and $12.6 million, respectively. Postretirement welfare benefit costs for 2008 include contractual benefit charges of $8.9 million resulting from our plant closure decision (See Note 3, Plant Closure and Sale and Note 12, Employee Benefit Plans to our consolidated financial statements for a description of these actions). We currently expect to pay approximately $5.3 million during 2011 in postretirement welfare benefits.
Income taxes
We account for income taxes under the asset and liability method prescribed by ASC 740, Income Taxes. We provide for deferred income taxes based on differences between the book and tax bases of our assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In evaluating whether it is more likely than not that our net deferred tax assets will be realized, we consider both positive and negative evidence including our Company’s three year cumulative pre-tax income position, the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted under the tax law and such taxable income has not previously been used for carryback, future taxable income exclusive of reversing temporary differences and carryforwards based on near-term and longer-term projections of operating results and the length of the carryforward period. We evaluate the realizability of our net deferred tax assets and assess the valuation allowance on a quarterly basis, adjusting the amount of such allowance, if necessary. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins and loss of market share
At December 31, 2010, we had total net deferred tax assets of $37.0 million. The railcar industry is in the midst of an extended cyclical downturn. However, the railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a recovery in demand in 2011-2012 and continuing for several years thereafter. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states and the foreign jurisdictions in which we operate. At December 31, 2010, we had a valuation allowance of $5.0 million against net operating losses and deferred tax assets in certain states and the foreign jurisdictions in which we operate.
Product warranties
We establish a warranty reserve for railcars sold and estimate the amount of the warranty accrual based on the history of warranty claims for the type of railcar, adjusted for significant known claims in excess of established reserves. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years.
Revenue recognition
We recognize revenues on new and rebuilt railcars when 1) individual cars are completed, 2) the railcars are accepted by the customer following inspection, 3) the risk for any damage or other loss with respect to the railcars passes to the customer and 4) title to the railcars transfers to the customer. We do not record any returns or allowances against sales. We recognize revenue for the entire transaction on transactions involving used railcar trades when the cash consideration is in excess of 25% of the total transaction value and on a pro-rata portion of the total transaction value when the cash consideration is less than 25% of the total transaction value. We value used railcars received at their estimated fair market value at the date of receipt less a normal profit margin.
We recognize service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services have been completed and quality accepted. We recognize revenue from parts sales when the risk of any damage or loss and title passes to the customer and delivery has occurred.
We recognize operating lease revenue on leased railcars on a straight-line basis over the life of the lease, except for lease revenue on leased railcars held for sale, which is recognized on a contractual basis over the life of the lease. We recognize revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months as the manufacture of the railcars and the sales process is complete. We recognize revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
We accrue for loss contracts when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

Compensation expense under stock option agreements and restricted stock awards
We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options and restricted stock. At the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. We value restricted stock awards at the fair market value of our stock on the grant date, calculated as the average of the high and low trading prices for our common stock on the grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Determining the fair value of stock options at the grant date requires us to apply judgment and use highly subjective assumptions, including expected stock-price volatility, expected exercise behavior, expected dividend yield and expected forfeitures. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results, including forfeitures are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements could be impacted.
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
RECENT ACCOUNTING PRONOUNCEMENTS
As of January 1, 2010, we adopted the Financial Accounting Standards Board’s (FASB) changes to ASC 810 Consolidation. These changes require us to perform an analysis to determine whether our Company’s variable interest or interests give it a controlling financial interest in a variable interest entity and to perform ongoing reassessments of whether our Company is the primary beneficiary of a variable interest entity. These changes to ASC 810 eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity and add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. These changes to ASC 810 also require enhanced disclosures to provide users of financial statements with more transparent information about our Company’s involvement in a variable interest entity. The adoption of changes to ASC 810 had no impact our financial statements.
In December 2008, the FASB issued changes to ASC 715, Compensation-Retirement Benefits (formerly FASB Staff Position No. FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 now requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosures required by ASC 715 are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes. Since ASC 715 requires enhanced disclosures without a change to existing standards relative to measurement and recognition, the adoption of ASC 715 did not have an impact on our results of operations or financial position.

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
Our forward-looking statements are subject to risks and uncertainties, including:
•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our ability to maintain relationships with our suppliers of railcar components;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	the highly competitive nature of our industry;

•	our reported backlog may not indicate what our future sales will be;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to manage our health care and pension costs;

•	our reliance on the sales of our aluminum-bodied coal cars;

•	shortages of skilled labor;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	the cost of complying with environmental laws and regulations;

•	potential significant warranty claims; and

•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.
Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2010, there were no borrowings under the revolving credit facility and we had issued approximately $1.4 million in letters of credit under the revolving credit facility.
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
We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FreightCar America, Inc.:
We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DTE Rail Services, Inc. (“DTE”), which was acquired on November 1, 2010, and whose financial statements constitute 8% of total assets, 3% of revenues, and had an immaterial impact on net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at DTE. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2011

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$61,780	$98,015
Restricted cash	2,322	1,420
Securities available for sale, at fair value	—	29,976
Accounts receivable, net of allowance for doubtful accounts of $216 and $240, respectively	4,106	3,728
Inventories	57,713	40,800
Assets held for sale	6,686	4,678
Other current assets	7,065	9,467
Deferred income taxes, net	10,804	15,315

Total current assets	150,476	203,399

Long-term inventory	7,793	5,611
Property, plant and equipment, net	40,503	28,170
Railcars on operating leases, net	58,725	58,771
Goodwill	22,052	21,521
Deferred income taxes, net	26,203	13,404
Other long-term assets	4,891	4,690

Total assets	$310,643	$335,566

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$12,882	$16,948
Accrued payroll and employee benefits	4,129	7,958
Accrued postretirement benefits	5,347	5,329
Accrued warranty	7,932	9,146
Customer deposits	3,894	4,631
Other current liabilities	4,497	5,332

Total current liabilities	38,681	49,344

Accrued pension costs	15,689	15,675
Accrued postretirement benefits, less current portion	59,909	57,962
Other long-term liabilities	3,784	6,332

Total liabilities	118,063	129,313

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2010 and 2009)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 and 12,731,678 shares issued at December 31, 2010 and 2009, respectively	127	127
Additional paid in capital	98,722	97,979
Treasury stock, at cost, 790,486 and 790,865 shares at December 31, 2010 and 2009, respectively	(36,539)	(37,123)
Accumulated other comprehensive loss	(20,000)	(18,578)
Retained earnings	150,274	163,761

Total FreightCar America stockholders’ equity	192,584	206,166
Noncontrolling interest in JV	(4)	87

Total stockholders’ equity	192,580	206,253

Total liabilities and stockholders’ equity	$310,643	$335,566

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$142,889	$248,462	$746,390
Cost of sales	140,167	211,940	679,597

Gross profit	2,722	36,522	66,793
Selling, general and administrative expenses	24,618	31,316	31,717
Plant closure and sale (income) charges	(399)	(495)	20,037

Operating (loss) income	(21,497)	5,701	15,039
Interest income	89	124	3,827
Interest expense and deferred financing costs	(965)	(793)	(677)

Operating (loss) income before income taxes	(22,373)	5,032	18,189
Income tax (benefit) provision	(9,511)	248	6,769

Net (loss) income	(12,862)	4,784	11,420

Less: Net loss attributable to noncontrolling interest in JV	(91)	(156)	—

Net (loss) income attributable to FreightCar America	$(12,771)	$4,940	$11,420

Net (loss) income per common share attributable to FreightCar America—basic	$(1.07)	$0.42	$0.97

Net (loss) income per common share attributable to FreightCar America—diluted	$(1.07)	$0.42	$0.97

Weighted average common shares outstanding—basic	11,896,148	11,861,366	11,788,400

Weighted average common shares outstanding—diluted	11,896,148	11,870,350	11,833,132

Dividends declared per common share	$0.06	$0.24	$0.24

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
						Other
	Common Stock		Additional	Treasury Stock		Comprehensive		Noncontrolling	Total Stockholders’
	Shares	Amount	Paid In Capital	Shares	Amount	Loss	Retained Earnings	Interest in JV	Equity
Balance, January 1, 2008	12,731,678	$127	$99,270	(918,257)	$(43,597)	$(9,857)	$153,120	$—	$199,063

Net income	—	—	—	—	—	—	11,420	—	11,420
Pension liability activity, net of tax	—	—	—	—	—	(7,503)	—	—	(7,503)
Postretirement liability activity, net of tax	—	—	—	—	—	889	—	—	889

Comprehensive income	—	—	—	—	—	—	—	—	4,806

Investment in noncontrolling interest by joint venture partner	—	—	—	—	—	—	—	101	101
Stock options exercised	—	—	(1,564)	54,968	2,609	—	—	—	1,045
Restricted stock awards	—	—	(2,305)	48,547	2,305	—	—	—	—
Forfeiture of restricted stock awards	—	—	188	(6,440)	(188)	—	—	—	—
Stock-based compensation recognized	—	—	2,852	—	—	—	—	—	2,852
Deficiency of tax benefit from stock-based compensation	—	—	(188)	—	—	—	—	—	(188)
Cash dividends	—	—	—	—	—	—	(2,853)	—	(2,853)

Balance, December 31, 2008	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826
Net income	—	—	—	—	—	—	4,940	(156)	4,784
Pension liability activity, net of tax	—	—	—	—	—	785	—	—	785
Postretirement liability activity, net of tax	—	—	—	—	—	(2,896)	—	—	(2,896)
Unrealized holding gain on available for sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	—	—	2	—	—	2

Comprehensive income	—	—	—	—	—	—	—	—	2,677

Investment in noncontrolling interest by joint venture partner	—	—	—	—	—	—	—	142	142
Restricted stock awards	—	—	(1,969)	41,589	1,969	—	—	—	—
Forfeiture of restricted stock awards	—	—	221	(11,272)	(221)	—	—	—	—
Stock-based compensation recognized	—	—	1,829	—	—	—	—	—	1,829
Deficiency of tax benefit from stock-based compensation	—	—	(355)	—	—	—	—	—	(355)
Cash dividends	—	—	—	—	—	—	(2,866)	—	(2,866)

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253
Net (loss) income	—	—	—	—	—	—	(12,771)	(91)	(12,862)
Pension liability activity, net of tax	—	—	—	—	—	89	—	—	89
Postretirement liability activity, net of tax	—	—	—	—	—	(1,523)	—	—	(1,523)
Unrealized holding loss on available for sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	14	—	—	14

Comprehensive loss	—	—	—	—	—	—	—	—	(14,284)

Restricted stock awards	—	—	(1,202)	25,924	1,202	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,938)	(240)	—	—	—	(240)
Forfeiture of restricted stock awards	—	—	378	(15,607)	(378)	—	—	—	—
Stock-based compensation recognized	—	—	1,675	—	—	—	—	—	1,675
Deficiency of tax benefit from stock-based compensation	—	—	(108)	—	—	—	—	—	(108)
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(12,862)	$4,784	$11,420
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Plant closure	—	—	20,037
Depreciation and amortization	7,015	5,658	4,380
Other non-cash items, net	(1,809)	4,231	589
Deferred income taxes	(7,738)	11,830	(516)
Compensation expense under stock option and restricted share award agreements	1,675	1,829	2,852
Changes in operating assets and liabilities:
Accounts receivable	3,320	69,392	(60,052)
Inventories	(13,482)	(18,314)	17,522
Leased railcars held for sale	(6,686)	(1,420)	(11,490)
Other current assets	(3,612)	591	2,346
Account and contractual payables	(5,102)	(29,910)	10,148
Accrued payroll and employee benefits	(3,829)	(1,572)	(4,475)
Income taxes receivable/payable	3,260	(5,271)	(4,936)
Accrued warranty	(1,214)	(2,330)	925
Customer deposits and other current liabilities	(1,072)	(5,310)	(11,871)
Deferred revenue, non-current	(464)	(711)	1,800
Accrued pension costs and accrued postretirement benefits	529	(10,613)	(1,744)

Net cash flows (used in) provided by operating activities	(42,071)	22,864	(23,065)

Cash flows from investing activities
Restricted cash deposits	(5,644)	(5,658)	—
Restricted cash withdrawals	4,742	4,238	—
Purchase of securities available for sale	(29,982)	(49,933)	—
Sale of securities available for sale	—	19,986	—
Maturity of securities available for sale	59,996	—	—
Purchases of property, plant and equipment	(1,431)	(4,317)	(6,991)
Cost of railcars on operating leases produced or acquired	—	(15,603)	(35,201)
Proceeds from sale of property, plant and equipment, railcars on operating leases and assets held for sale	2,546	3	18
Acquisition of business	(23,319)	—	—

Net cash flows provided by (used in) investing activities	6,908	(51,284)	(42,174)

Cash flows from financing activities
Deferred financing costs paid	(116)	(5)	(838)
Employee restricted stock settlement	(240)	—	—
Proceeds from exercise of stock options	—	—	1,045
Investment in noncontrolling interest by joint venture partner	—	142	101
Cash dividends paid to stockholders	(716)	(2,866)	(2,854)
Other financing activities	—	(28)	(65)

Net cash flows used in financing activities	(1,072)	(2,757)	(2,611)

Net decrease in cash and cash equivalents	(36,235)	(31,177)	(67,850)
Cash and cash equivalents at beginning of year	98,015	129,192	197,042

Cash and cash equivalents at end of year	$61,780	$98,015	$129,192

Supplemental cash flow information
Cash paid for:
Interest	$341	$265	$311

Income tax refunds received	$5,763	$7,750	$1,737

Income taxes paid	$136	$175	$9,740

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except for share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. (“Titagarh”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”) manufactures railroad freight cars, with particular expertise in coal cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repair, inspections and fleet management services. In addition to coal cars, the Company designs and builds bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; Lakewood, Colorado; and Roanoke, Virginia. The Company’s operations comprise one operating segment. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh, which is incorporated in India, Mauritius, which is incorporated in Mauritius and FCRS, which is a Delaware limited liability company. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh, for which the Company (through Mauritius) has a 51% ownership interest.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, Titagarh, Mauritius, FCRS and Short Line. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty and workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill and other intangibles for impairment and the valuation reserve on the net deferred tax asset. Actual results could differ from those estimates.
Cash Equivalents
On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value, and are classified as cash equivalents.
The Company considers all unrestricted short-term investments with maturities of three months or less when acquired to be cash equivalents. The carrying amounts of cash equivalents approximate fair value because of the short maturity of these instruments.
The Company’s cash and cash equivalents are primarily deposited with two U.S. financial institutions which is in excess of federally insured limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Restricted Cash
The Company establishes restricted cash balances to collateralize certain standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The restrictions expire upon completing the Company’s obligation.
Financial Instruments
Management estimates that all financial instruments (including cash equivalents, restricted cash, securities available for sale, accounts receivable and accounts payable) as of December 31, 2010 and 2009, have fair values that approximate their carrying values.
Upon purchase the Company categorizes debt securities as securities held to maturity, securities available for sale or trading securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as securities-held-to-maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity or trading securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, which is included in stockholders’ equity, net of deferred taxes.
During 2009 and 2010, the Company invested in securities available for sale, which were recorded at fair value on the Company’s consolidated balance sheet.
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price that should reflect all the assumptions that market participants would use in pricing the asset or liability.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The Company’s inventory consists of raw materials, work in progress and finished goods for individual customer contracts, used railcars acquired upon trade-in and railcar parts retained for sale to external parties or use by FCRS when providing maintenance and repair services to customers. Inventory on the Company’s consolidated balance sheets includes reserves of $913 and $1,168 relating to slow-moving inventory for raw materials and work in progress at December 31, 2010 and 2009, respectively.
Leased Railcars
In response to competitive market conditions and the deterioration of the financial markets, the Company began offering railcar leasing to its customers on a selective and limited basis beginning in 2008. The Company offers railcar leases to its customers generally at market rates with terms and conditions that have been negotiated with the customers. Railcar leases generally have terms from three to five years but may extend up to seven years. It is the Company’s strategy to generally offer these leased assets for sale to leasing companies and financial institutions as market opportunities arise, rather than holding them.
Initially as of the date of lease and on a quarterly basis thereafter the Company evaluates leased railcars to determine if the leased railcars qualify as “assets held for sale.” If all of the held for sale criteria are met, including the determination by management that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are treated as assets held for sale and classified as current assets on the balance sheet (assets held for sale). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether those market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Leased railcars held for sale are carried at the lower of carrying value or fair value less cost to sell and are not depreciated.
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
Property, Plant and Equipment
Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Description of Assets	Life
Buildings and improvements	5-40 years
Machinery and equipment	3-7 years
Software	3-7 years
Maintenance and repairs are charged to expense as incurred, while major refurbishments and improvements are capitalized. The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any gain or loss is recorded in the consolidated statement of income upon disposal or retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Long-Lived Assets
The Company evaluates long-lived assets under the provisions of ASC 360, Property, Plant and Equipment, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held or used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.
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
In response to reduced industry demand for railcars the Company’s manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009. As a result, the Company tested long-lived assets at its Roanoke and Danville facilities for recoverability as of December 31, 2009 using estimated future cashflows derived from the Company’s strategic plan. In connection with the analysis, the Company had to make estimates regarding future sales volumes, gross margins and selling, general and administrative expenses, as well as the split of future production levels between the Company’s two plants. The analysis indicated that there was no impairment of the long-lived assets for the Roanoke, Virginia and Danville, Illinois facilities as of December 31, 2009. Because of the inherent uncertainties of its projections, the Company also performed sensitivity analysis with respect to these estimates and determined that an impairment would not occur under a range of operating results, including shifts in the allocation of production, future railcar volumes and future gross margins. At December 31, 2010, the Company’s manufacturing facility in Roanoke, Virginia was preparing to resume production in 2011 as industry demand had improved.
The Company recorded impairment charges for assets held for sale of $0, $800, and $597 during 2010, 2009 and 2008, respectively (see note 6).
Research and Development
Costs associated with research and development are expensed as incurred and totaled approximately $849, $842 and $1,959 for the years ended December 31, 2010, 2009 and 2008, respectively. Such costs are reflected within selling, general and administrative expenses in the consolidated statements of income.
Goodwill and Intangible Assets
The Company performs the goodwill impairment test required by ASC 350 Intangibles — Goodwill and Other, as of January 1 of each year. The Company tests goodwill for impairment between annual tests if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying amount. The Company tested goodwill for impairment as of December 31, 2009 in connection with the economic downturn for new coal cars. The Company also tested goodwill for impairment as of December 31, 2010 due to the continued low production levels during 2010 and uncertainty as to when sustained demand for new coal cars will return.
Management estimates the valuation of the Company using a combination of methods, appropriate to the circumstances, including discounted future cash flows and the Company’s market capitalization. Historically, management has valued the Company as one reporting unit, but after FCRS acquired the business assets of DTE Rail Services, Inc., the 2010 impairment test was performed on two reporting units. There was no adjustment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
required based on the annual impairment tests for 2010, 2009 and 2008 or the interim impairment tests as of December 31, 2009 and 2010.
Patents are amortized on a straight-line method over their remaining legal life from the date of acquisition. Customer related intangibles are amortized from the date of acquisition based on the estimated cash flows to be generated from the intangibles.
Income Taxes
For Federal income tax purposes, the Company files a consolidated federal tax return. The Company also files separate state tax returns in states where the Company has operations. In conformity with ASC 740, Income Taxes, the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes.
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
Revenue Recognition
Revenues on new and rebuilt railcars are recognized when 1) individual cars are completed, 2) the railcars are accepted by the customer following inspection, 3) the risk for any damage or other loss with respect to the railcars passes to the customer and 4) title to the railcars transfers to the customer. There are no returns or allowances recorded against sales. Pursuant to ASC 845, Nonmonetary Transactions, revenue is recognized for the entire transaction on transactions involving used railcar trades when the cash consideration is in excess of 25% of the total transaction value and on a pro-rata portion of the total transaction value when the cash consideration is less than 25% of the total transaction value. Used railcars received are valued at their estimated fair market value at the date of receipt less a normal profit margin.
The Company recognizes service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services have been completed and quality accepted. The Company recognizes revenue from parts sales when the risk of any damage or loss and title passes to the customer and delivery has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
The Company recognizes operating lease revenue on leased railcars on a straight-line basis over the life of the lease, except for lease revenue on leased railcars held for sale which is recognized on a contractual basis over the life of the lease. The Company recognizes revenue from the sale of railcars under operating leases on a gross basis in manufacturing sales and cost of sales if the railcars are sold within 12 months as the manufacture of the railcars and the sales process is complete. The Company recognizes revenue from the sale of railcars under operating leases on a net basis in leasing revenue as a gain (loss) on sale (i.e. net) of leased railcars if the railcars are held in excess of 12 months as the sale represents the disposal of a long-term asset.
The Company’s sales to customers outside the United States were $19,641, $43,104 and $84,784 in 2010, 2009 and 2008, respectively.
The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.
The Company records amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605-45, Revenue Recognition — Principal Agent Consideration, and records related costs in cost of sales.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), unrecognized pension and postretirement benefit cost, foreign currency translation adjustments and unrealized holding gains on securities available for sale. All components of comprehensive income (loss) are shown net of tax.
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
Stock-Based Compensation
The Company applies the provisions of ASC 718, Compensation — Stock Compensation for its stock-based compensation plan. As a result, the Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. See Note 14.
Recent Accounting Pronouncements
As of January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (FASB) changes to ASC 810 Consolidation. These changes require the Company to perform an analysis to determine whether the Company’s variable interest gives it a controlling financial interest in a variable interest entity and to perform ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. These changes to ASC 810 eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity and add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment, as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. These changes to ASC 810 also require enhanced disclosures to provide users of financial statements with more transparent information about the Company’s involvement in a variable interest entity. The adoption of changes to ASC 810 had no impact on the Company’s financial statements.
In December 2008, the FASB issued changes to ASC 715, Compensation-Retirement Benefits. ASC 715 now requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosures required by ASC 715 are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes. Since ASC 715 requires enhanced disclosures without a change to existing standards relative to measurement and recognition, the adoption of ASC 715 did not have an impact on the Company’s results of operations or financial position.
Note 3 — Plant Closure and Sale
In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. This action was taken to further the Company’s strategy of optimizing production at its low-cost facilities and continuing its focus on cost control.
On May 6, 2008, an arbitrator issued a ruling in a grievance proceeding brought against the Company by the USWA. The grievance proceeding, which was first filed by the USWA on April 1, 2007, surrounded the interpretation of provisions in the collective bargaining agreement (“CBA”) covering employees at the Johnstown facility. The dispute involved the interpretation of language regarding the classification of employees’ years of service and the Company’s obligations to employees based on their years of service. The arbitrator’s ruling held the Company responsible for providing back pay and appropriate benefits to affected employees, a group that included over one-half of the workers who were employed at the Johnstown facility at the time the grievance was filed. As a result of the ruling, the Company recorded an additional amount for the Company’s estimate of the probable cost of the back pay and benefits under the ruling during 2008. On June 4, 2008 the Company filed a lawsuit against the USWA asking the court to vacate the arbitrator’s ruling.
On June 24, 2008, the Company announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown facility and its workforce, including a class action, a contested arbitration ruling and other pending grievance proceedings. Under the terms of the settlement, the collective bargaining agreement between the Company and the USWA was terminated effective May 15, 2008 and the Johnstown manufacturing facility was closed. The settlement provided special pension benefits to certain workers at the Johnstown manufacturing facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. During 2008, the Company recorded plant closure charges of $20,037 related to these actions. Plant closure income of $495 for the year ended December 31, 2009 represents insurance recoveries and adjustments related to employment termination benefits. During 2010, the sale of the Johnstown manufacturing facility was completed, resulting in a gain on sale of $399 which has been included in plant closure and sale income.
Note 4 — Fair Value Measurements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$51,674	$—	$—	$51,674
Restricted cash equivalents	$1,212	$—	$—	$1,212

Recurring Fair Value Measurements	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$80,009	$—	$—	$80,009
Securities available for sale — fixed-income government obligations	$29,976	$—	$—	$29,976
Note 5 — Inventories
Inventories consist of the following:

	December 31,
	2010	2009
Work in progress	$55,439	$30,803
Finished new railcars	—	—
Used railcars acquired upon trade-in	2,274	9,997

Total inventories	$57,713	$40,800

The above table excludes long-term inventory of $7,793 and $5,611 as of December 31, 2010 and 2009, respectively.
Note 6— Leased Railcars
Leased railcars at December 31, 2010 included leased railcars classified as held for sale of $6,686 and railcars on operating leases classified as long-term assets of $58,725. Leased railcars at December 31, 2009 included leased railcars classified as held for sale of $2,200 and railcars on operating leases classified as long-term assets of $58,771. Due to a decline in asset values in the market, an impairment write-down of $800 related to railcars on operating leases was recorded during the year ended December 31, 2009. Depreciation expense on leased railcars was $1,798, $1,291 and $369 for the years ended December 31, 2010, 2009 and 2008, respectively.
Leased railcars at December 31, 2010 are subject to lease agreements with external customers with terms of up to four years.
Future minimum rental revenues on leases at December 31, 2010 are as follows:

Year ending December 31, 2011	$3,871
Year ending December 31, 2012	1,594
Year ending December 31, 2013	1,083
Year ending December 31, 2014	566
Year ending December 31, 2015	167
Thereafter	—

$7,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 7 — Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2010	2009
Land (including easements)	$2,203	$151

Buildings and improvements	26,986	19,056
Machinery and equipment	30,188	25,365
Software	6,837	5,810

Cost of buildings, improvements, machinery and equipment	64,011	50,231
Less: Accumulated depreciation and amortization	(27,097)	(22,599)

Buildings, improvements, machinery and equipment net of accumulated depreciation and amortization	36,914	27,632

Construction in process	1,386	387

Total property, plant and equipment	$40,503	$28,170

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $4,603, $3,777 and $3,420, respectively.
During the second quarter of 2009, land, building and equipment at the Company’s Johnstown manufacturing facility were classified as available for sale. The facility had a net book value of $2,478 at December 31, 2009, which included land, building and equipment in the amounts of $550, $1,468 (cost basis of $1,980) and $460 (cost basis of $20,050), respectively. During the fourth quarter of 2009 the Company entered into an agreement for the sale of the facility. The Company received $500 as a downpayment on the sales price of $2,900 during December of 2009 and the remaining $2,400 was received in monthly installments of $200 beginning in January 2010. The Company accounted for the transaction under the “deposit method” as prescribed by ASC 360-20-40 as the buyer’s initial investment was less than 20% of sales price and other recognition criteria were not satisfied. As a result, the Company did not recognize any profit during 2009 or record the notes receivable and the property remained recorded within the Company’s financial statements as of December 31, 2009. The $500 downpayment was included in “Customer deposits” on the Company’s consolidated balance sheet as of December 31, 2009. Gain from the sale of the facility of $399 was recognized during 2010 and is included in “Plant Closure and Sale Income” on the Company’s consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 8 — Intangible Assets and Goodwill
Intangible assets consist of the following:

	December 31,
	2010	2009
Patents	$13,097	$13,097
Accumulated amortization	(9,786)	(9,195)

Patents, net of accumulated amortization	3,311	3,902

Customer-related intangibles	1,300	—
Accumulated amortization	(22)	—

Customer-related intangibles, net of accumulated amortization	1,278	—

Total amortizing intangibles	$4,589	$3,902

Goodwill	$22,052	$21,521

The Company recorded goodwill of $531 and customer-related intangibles of $1,300 in connection with FCRS’ acquisition of the business assets of DTE Rail Services, Inc. during the fourth quarter of 2010. Goodwill was recorded based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The fair value of customer-related intangibles was estimated using a discounted cash flow model which included assumptions concerning projected growth rates as well as historical customer attrition. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 20 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $22 for the year ended December 31, 2010 and $0 for the years ended December 31, 2009 and 2008.
Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 6 years. Amortization expense related to patents, which is included in cost of sales, was $591 for each of the years ended December 31, 2010, 2009 and 2008.
Estimated future intangible amortization at December 31, 2010 is as follows:

Year ending December 31, 2011	$628
Year ending December 31, 2012	734
Year ending December 31, 2013	730
Year ending December 31, 2014	735
Year ending December 31, 2015	710
Thereafter	1,052

$4,589

Note 9 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the years ended December 31, 2010, 2009 and 2008, are as follows:

	December 31,
	2010	2009	2008
Balance at the beginning of the year	$9,146	$11,476	$10,551
Warranties issued during the year	390	376	4,621
Reductions for payments, costs of repairs and other	(1,604)	(2,706)	(3,696)

Balance at the end of the year	$7,932	$9,146	$11,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 10 — Revolving Credit Facilities
On July 29, 2010, the Company entered into a new $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the new revolving credit facility can be used for general corporate purposes, including working capital. As of December 31, 2010, the Company had no borrowings and therefore had $30,000 available under the new revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had $1,372 in outstanding letters of credit under the new revolving credit facility as of December 31, 2010.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of December 31, 2010, the Company was in compliance with all of the covenants contained in the agreement.
The Revolving Loan Agreement replaces the Company’s prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers and the lenders party thereto (the “Prior Credit Agreement”) and the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto (the “JAIX Credit Agreement”), which had been available to fund the Company’s leasing operations. The Company had no borrowings outstanding under the Prior Credit Agreement or the JAIX Credit Agreement as of December 31, 2009 or when they were cancelled as of July 29, 2010. During the third quarter of 2010, the Company wrote off $518 in unamortized deferred financing costs related to these terminated agreements.
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
The Prior Credit Agreement had both affirmative and negative covenants, including a minimum fixed charge coverage ratio and limitations on debt, liens, dividends, investments, acquisitions and capital expenditures. The Company had $1,154 in outstanding letters of credit under the letter of credit sub-facility of the Prior Credit Agreement as of December 31, 2009. These letters of credit remain outstanding, as of December 31, 2010, but due to the cancellation of the Prior Credit Agreement they are currently secured by restricted cash deposits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 11 — Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2008
Pension liability activity	$(12,141)	$4,638	$(7,503)
Postretirement liability activity	1,299	(410)	889

	$(10,842)	$4,228	$(6,614)

Year ended December 31, 2009
Pension liability activity	$1,266	$(481)	$785
Postretirement liability activity	(4,643)	1,747	(2,896)
Change in foreign currency translation adjustments	2	—	2
Change in unrealized holding gains on securities available for sale, net of reclassification adjustment	3	(1)	2

	$(3,372)	$1,265	$(2,107)

Year ended December 31, 2010
Pension liability activity	$264	$(175)	$89
Postretirement liability activity	(2,344)	821	(1,523)
Change in foreign currency translation adjustments	14	—	14
Change in unrealized holding gains on securities available for sale, net of reclassification adjustment	(3)	1	(2)

	$(2,069)	$647	$(1,422)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2010	2009
Unrecognized pension cost, net of tax of $6,506 and $6,681	$(10,966)	$(11,055)
Unrecognized postretirement cost, net of tax of $5,370 and $4,549	(9,050)	(7,527)
Foreign currency translation adjustments, net of tax of $0 and $0	16	2
Unrealized holding gains on securities available for sale, net of tax of $0 and $1	—	2

	$(20,000)	$(18,578)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 12 — Employee Benefit Plans
The Company has qualified, defined benefit pension plans that were established to cover certain employees. The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.
The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to recognize in 2007 a substantial portion of the net actuarial losses and prior service costs relating to these plans that had not yet been recognized in earnings. In addition, the plant closure decision triggered contractual special pension benefits and contractual termination benefits for the Company’s postretirement plan that totaled $18,977, and were recognized in 2008 in “Plant Closure and Sale Income (Charges)” on the consolidated statements of operations.
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
The Company uses a measurement date of December 31 for all of its employee benefit plans. Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
The changes in benefit obligation, change in plan assets and funded status as of December 31, 2010 and 2009, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation—Beginning of year	$61,462	$59,688	$63,291	$60,657
Service cost	—	408	57	58
Interest cost	3,422	3,843	3,481	3,949
Plan amendment	—	—	—	364
Actuarial loss (gain)	3,181	4,223	2,767	4,520
Benefits paid	(5,769)	(6,700)	(4,340)	(6,257)

Benefit obligation—End of year	62,296	61,462	65,256	63,291

Change in plan assets
Plan assets—Beginning of year	45,916	32,999	—	—
Return on plan assets	6,577	7,051	—	—
Employer contributions	28	12,566	4,340	6,257
Benefits paid	(5,769)	(6,700)	(4,340)	(6,257)

Plan assets at fair value—End of year	46,752	45,916	—	—

Funded status of plans—End of year	$(15,544)	$(15,546)	$(65,256)	$(63,291)

			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$145	$129	$—	$—
Current liabilities	—	—	(5,347)	(5,329)
Noncurrent liabilities	(15,689)	(15,675)	(59,909)	(57,962)

Net amount recognized at December 31	$(15,544)	$(15,546)	$(65,256)	$(63,291)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2010 and 2009, are as follows:

			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Net actuarial loss	$17,472	$17,736	$13,172	$10,588
Prior service cost	—	—	1,248	1,488

	$17,472	$17,736	$14,420	$12,076

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 is $391. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $342 and $241, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$—	$408	$1,128	$57	$58	$69
Interest cost	3,422	3,843	3,370	3,481	3,949	3,231
Expected return on plan assets	(3,557)	(2,943)	(3,758)	—	—	—
Amortization of unrecognized prior service cost	—	103	—	241	241	224
Amortization of unrecognized net loss	425	492	27	182	—	162
Curtailment recognition	—	786	—	—	—	—
Contractual benefit charge	—	—	10,112	—	—	8,866

Total net periodic benefit cost	$290	$2,689	$10,879	$3,961	$4,248	$12,552

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2010 and 2009, are as follows:

	2010		2009
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Net actuarial gain	$161	$2,767	$115	$4,520
Amortization of net actuarial gain	(425)	(182)	(492)	—
Amortization of prior service cost	—	(241)	(103)	(241)
Prior service cost recognized through curtailment	—	—	(786)	—
Prior service cost arising during measurement period	—	—	—	364

Total recognized in accumulated other comprehensive loss (gain)	$(264)	$2,344	$(1,266)	$4,643

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2010:

	Pension	Postretirement
	Benefits	Benefits
2011	$5,562	$5,300
2012	5,406	5,200
2013	5,087	5,100
2014	4,713	5,000
2015	4,397	4,900
2016 through 2020	18,825	22,300
The Company expects to make $5,024 in contributions to its pension plans in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
The assumptions used to determine end of year benefit obligations are shown in the following table:

			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Discount rates	5.22% —5.49%	5.76%	5.26%	5.76%
Rate of compensation increase	N/A	N/A
The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.
The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.76%	6.85%	6.40%	5.76%	6.85%	6.40%
Expected return on plan assets	8.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	N/A	3.00%	3.00%—4.00%	—	—	—
Assumed health care cost trend rates at December 31 are set forth below:

	2010	2009	2008
Health care cost trend rate assigned for next year	9.00%	9.00%	9.00%
Rate to which cost trend is assumed to decline	5.00%	5.50%	5.50%
Year the rate reaches the ultimate trend rate	2018	2016	2015
As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.
The Company’s pension plans’ investment policy, weighted average asset allocations at December 31, 2010 and 2009, and target allocations for 2011, by asset category, are as follows:

	Plan Assets at		Target
	December 31,		Allocation
	2010	2009	2011
Asset Category
Equity securities	58%	48%	55%
Debt securities	38%	46%	40%
Real estate	4%	6%	5%

	100%	100%	100%

The basic goal underlying the pension plan investment policy is to ensure that the assets of the plans, along with expected plan sponsor contributions, will be invested in a prudent manner to meet the obligations of the plans as those obligations come due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements in any one market. The Company’s investment strategy balances the requirement to maximize returns using potentially higher return

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
generating assets, such as equity securities, with the need to manage the risk of such investments with less volatile assets, such as fixed-income securities. Investment practices must comply with the requirements of ERISA and any other applicable laws and regulations. The Company, in consultation with its investment advisors, has determined a targeted allocation of invested assets by category and it works with its advisors to reasonably maintain the actual allocation of assets near the target.
The long term return on assets was estimated based upon historical market performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.
The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 4 for a description of the fair value hierarchy) as of December 31, 2010 and 2009:

	As of December 31, 2010
Pension Plan Assets	Level 1	Level 2	Level 3	Total
Domestic and international equity mutual funds	$27,143	$—	$—	$27,143
Fixed income mutual funds	17,706	—	—	17,706
Real estate mutual funds	1,848	—	—	1,848
Other (cash and cash equivalents)	55	—	—	55

Total	$46,752	$—	$—	$46,752

	As of December 31, 2009
Pension Plan Assets	Level 1	Level 2	Level 3	Total
Domestic and international equity mutual funds	$21,887	$—	$—	$21,887
Fixed income mutual funds	21,437	—	—	21,437
Real estate mutual funds	2,563	—	—	2,563
Other (cash and cash equivalents)	29	—	—	29

Total	$45,916	$—	$—	$45,916

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $706, $1,007 and $1,628 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 13 — Income Taxes
The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2010	2009	2008
Current taxes
Federal	$(643)	$(10,729)	$3,234
State	(910)	(769)	2,046

	(1,553)	(11,498)	5,280

Deferred taxes
Federal	(6,705)	12,358	1,823
State	(1,033)	(572)	(992)

	(7,738)	11,786	831

Interest expense, gross of related tax effects	(220)	(40)	658

Total	$(9,511)	$248	$6,769

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.3%	(13.9)%	(2.8)%
Valuation allowance	10.0%	3.2%	7.7%
Goodwill amortization	2.7%	(12.1)%	(3.3)%
Manufacturing deduction	(1.4)%	—	(0.4)%
Nondeductible expenses	(0.2)%	0.7%	0.3%
Rate change on deferred taxes	(11.0)%	(8.7)%	—
Other	1.1%	0.7%	0.7%

Effective income tax rate	42.5%	4.9%	37.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2010		December 31, 2009
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits-long-term	$29,552	$—	$32,868	$—
Intangible assets	—	(755)	—	(212)
Accrued workers’ compensation costs	572	—	747	—
Accrued warranty costs	3,514	—	3,941	—
IRC Section 481(a)	—	(745)	103	—
Accrued vacation	419	—	491	—
Accrued contingencies	2,598	—	4,289	—
Accrued severance	832	—	1,206	—
Inventory valuation	2,440	—	2,847	—
Property, plant and equipment and railcars on operating leases	—	(19,290)	—	(16,240)
Net operating loss carryforwards	21,728	—	4,545	—
Stock compensation expense	986	—	1,014	—
Other	116	—	319	—

	62,757	(20,790)	52,370	(16,452)
Valuation allowance	(4,960)	—	(7,195)	—

Deferred tax assets (liabilities)	$57,797	$(20,790)	$45,175	$(16,452)

Increase (decrease) in valuation allowance	$(2,235)		$158

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
In evaluating whether it is more likely than not that the net deferred tax assets will be realized, we considered both positive and negative evidence including the Company’s three year cumulative pre-tax income position, the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted under the tax law and such taxable income has not previously been used for carryback, future taxable income exclusive of reversing temporary differences and carryforwards based on near-term and longer-term projections of operating results and the length of the carryforward period. The railcar industry is in the midst of an extended cyclical downturn. However, the railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a recovery in demand in 2011-2012 and continuing for several years thereafter. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain state net operating loss carryforwards of $109,790, which will expire between 2015 and 2030, of which $57,451 have a full valuation allowance recorded. In addition to the state valuation allowances, the Company also has provided a valuation allowance against net operating losses associated with the foreign jurisdictions in which it operates. These are early stage operations for which it cannot yet be demonstrated that it is more likely than not the deferred tax assets will be realized. The losses associated with these jurisdictions will begin to expire in 2014.
The Company has federal net operating loss carryforwards of $43,348 which will expire in 2030. The Company also has additional net operating loss carryforwards of $52,339 in certain states that will begin to expire in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2010 and 2009, were as follows:

	2010	2009	2008
Beginning of year balance	$4,008	$4,352	$2,821

Increases in prior period tax positions	27	17	163
Decreases in prior period tax positions	(1,117)	—	—
Increases in current period tax positions	—	—	1,368
Decreases relating to expiring statutes of limitations	(774)	(361)	—

End of year balance	$2,144	$4,008	$4,352

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $1,897 and $2,643 as of December 31, 2010 and 2009, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $168 of benefit (net of a federal tax expense of $52) and $23 of benefit (net of a federal tax expense of $17) related to interest and penalties for the years ended December 31, 2010 and 2009, respectively. The Company records interest and penalties with tax expense. Such expenses brought the balance of accrued interest and penalties to $1,255 and $1,476 at December 31, 2010 and 2009, respectively.
The Company and/or its subsidiaries file income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Earliest Year
Open To
Jurisdiction	Examination
U.S. Federal	2007
States:
Pennsylvania	2000
Virginia	2007
Illinois	2007
Foreign:
India	2008
Mauritius	2009
Note 14 — Stock-Based Compensation
On April 11, 2005, the Company adopted an incentive compensation plan titled “The 2005 Long Term Incentive Plan” (the “Incentive Plan”). Amendments to the Incentive Plan were approved by the Company’s board of directors on March 28, 2008 and the Incentive Plan (as restated to incorporate all amendments) was ratified by the stockholders at the Company’s annual stockholders’ meeting on May 14, 2008. The Incentive Plan is intended to provide incentives to attract, retain and motivate employees and directors, to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals. The Company believes that the Incentive Plan promotes the creation of long-term value for its stockholders by better aligning the interests of its employees and directors with those of its stockholders. The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan was effective April 5, 2005 and will terminate as to future awards on April 5, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Under the Incentive Plan, 1,659,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 805,346 were available for issuance at December 31, 2010.
The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model.
Stock-based compensation expense of $1,675, $1,829 and $2,852 is included within selling, general and administrative expense for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $629, $689 and $1,070 for the years ended December 31, 2010, 2009 and 2008, respectively.
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
On January 26, 2010, the Company awarded 200,000 non-qualified stock options to the Chief Executive Officer of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options vest in two equal annual installments beginning on December 18, 2010 and have a contractual term of 10 years. The exercise price of each option is $19.96, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $9.02 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the January 26, 2010 stock options: expected lives of the options of 5.75 years; expected volatility of 51.96%; risk-free interest rate of 2.38%; and expected dividend yield of 1.21%.
On May 12, 2009, the Company awarded 1,000 non-qualified stock options to an employee of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on May 12, 2010 and have a contractual term of 10 years. The exercise price of each option is $17.84, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $8.13 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the May 12, 2009 stock options: expected lives of the options of 6 years; expected volatility of 53.17%; risk-free interest rate of 2.02%; and expected dividend yield of 1.37%.
On January 13, 2008, the Company awarded 190,100 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 13, 2009 and have a contractual term of 10 years. The exercise price of each option is $30.47, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $12.36 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the January 13, 2008 stock options: expected lives of the options of 6 years; expected volatility of 40.78%; risk-free interest rate of 3.08%; and expected dividend yield of 0.79%.
Expected life in years for all stock options awards was determined using the simplified method. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
A summary of the Company’s stock options activity and related information at December 31, 2010 and 2009, and changes during the years then ended, is presented below:

	December 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
		Price		Price
	Options Outstanding	(per share)	Options Outstanding	(per share)
Outstanding at the beginning of the year	68,660	$33.12	159,240	$31.69
Granted	274,310	20.16	1,000	17.84
Exercised	—	—	—	—
Forfeited or expired	(21,970)	26.33	(91,580)	30.47

Outstanding at the end of the year	321,000	$22.51	68,660	$33.12

Exercisable at the end of the year	140,336	$24.34	29,227	$37.12

A summary of the Company’s stock options outstanding as of December 31, 2010 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
		Term	Price	Intrinsic
	Options Outstanding	(in years)	(per share)	Value
Options outstanding	321,000	8.7	$22.51	$2,343
Vested or expected to vest	318,013	8.7	$22.52	$2,319
Options exercisable	140,336	8.3	$24.34	$902
There were no stock options exercised during each of the years ended December 31, 2010 and December 31, 2009. As of December 31, 2010, there was $1,405 of total unrecognized compensation expense related to nonvested options, which will be recognized over the average remaining requisite service period of 1 year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
A summary of the Company’s nonvested restricted shares as of December 31, 2010 and 2009, and changes during the years then ended is presented below:

	December 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	73,499	$29.61	78,774	$42.25
Granted	25,924	27.26	41,589	17.95
Vested	(48,989)	33.33	(35,592)	44.29
Forfeited	(15,607)	24.53	(11,272)	28.57

Nonvested at the end of the year	34,827	$25.75	73,499	$29.61

Expected to vest	34,669	$25.93	73,499	$29.61

The fair value of stock awards vested during the years ended December 31, 2010 and 2009, was $1,264 and $781, respectively, based on the value at vesting date. The actual tax benefit realized for the tax deductions from vesting of stock awards was $476 and $255 for the years ended December 31, 2010 and 2009, respectively, of which $(108) and $(355), respectively was recorded to additional paid in capital as (tax deficiency)/excess tax benefit from stock-based compensation. As of December 31, 2010, there was $488 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 2 years.
Note 15 — Risks and Contingencies
The Company is involved in various warranty and repair claims and related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty and legal provisions, if any, are not expected to be material to the Company’s financial condition, results of operations or cash flows.
The Company relies upon third-party suppliers for railcar heavy castings, wheels and other components for its railcars. In particular, it purchases a substantial percentage of its railcar heavy castings and wheels from subsidiaries of one entity. The Company also relies upon a single supplier to manufacture all of its roll formed center sills for its railcars. Any inability by these suppliers to provide the Company with components for its railcars, any significant decline in the quality of these components or any failure of these suppliers to meet the Company’s planned requirements for such components may have a material adverse impact on the Company’s financial condition and results of operations. While the Company believes that it could secure alternative manufacturing sources for these components, the Company may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and the Company’s operating results may be significantly affected.
On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”). On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”). On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. While the ultimate outcome of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect, in excess of the estimated amounts previously accrued in 2007, on the Company’s financial condition and results of operations.
On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in ASC 450 Contingencies. As required by ASC 450, the Company estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income.
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
Note 16 — Other Commitments
The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2016. The leases generally contain specific renewal options at lease-end at the then fair market amounts.
Future minimum lease payments at December 31, 2010 are as follows:

2011	$2,658
2012	2,680
2013	2,539
2014	2,318
2015	685
Thereafter	375

$11,255

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2010, 2009 and 2008, was approximately $2,594, $2,332 and $2,184, respectively.
The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars and at December 31, 2010, these purchase commitments totaled $1,081 for 2011.
In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The estimated commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2010, the Company had purchase commitments under these agreements of $23,718, $26,214, $26,450 and $18,142 for 2011, 2012, 2013 and 2014, respectively. Purchases related to these agreements were approximately $27,061, $37,310 and $51,099 for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company has employment agreements with certain members of management which provide for base compensation, bonus, incentive compensation, employee benefits and severance payments under certain circumstances. The employment agreements generally have terms that range between two and three years and automatically extend for one-year periods until terminated prior to the end of the term by either party upon 90 days notice. Annual base compensation for the executives with employment agreements ranges between $228 and $340.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Certain of the executives are entitled to participate in management incentive plans and other benefits as made available to the Company’s executives.
Note 17 — Earnings Per Share
The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average common shares outstanding	11,896,148	11,861,366	11,788,400
Dilutive effect of employee stock options and restricted share awards	—	8,984	44,732

Weighted average diluted common shares outstanding	11,896,148	11,870,350	11,833,132

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the year ended December 31, 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the years ended December 31, 2009 and 2008, 41,129 and 103,037 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.
Note 18 — Operating Segment and Concentration of Sales
The Company’s operations consist of a single reporting segment. The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended December 31,
	2010	2009	2008
New railcar sales	$112,413	$217,046	$712,432
Used railcar sales	7,849	818	14,368
Parts sales	12,423	17,406	14,798
Leasing revenues	5,384	5,812	2,955
Maintenance, repair and rebuild revenues	4,648	3,446	1,837
Other sales	172	3,934	—

	$142,889	$248,462	$746,390

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 63%, 10% and 5%, respectively, of revenues for the year ended December 31, 2010. Sales to the Company’s top three customers accounted for 15%, 15% and 14%, respectively, of revenues for the year ended December 31, 2009. Sales to the Company’s top three customers accounted for 22%, 21% and 10%, respectively, of revenues for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
Note 19 — Labor Agreements
A collective bargaining agreement at one of the Company’s facilities covered approximately 36% and 29% of the Company’s active labor force at December 31, 2010 and 2009, respectively, under an agreement that expires in October 2012.
An additional collective bargaining agreement at a different facility covered approximately 1% of the Company’s active labor force at December 31, 2010. The facility was idled in July 2009 and at December 31, 2010, was preparing to resume production in 2011. The agreement was ratified on April 1, 2010 and expires on March 31, 2013.
Note 20 — Selected Quarterly Financial Data (Unaudited)
     (Dollar amounts in thousands except per share data)
Quarterly financial data is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Revenues	$19,530	$30,999	$41,330	$51,030
Net income (loss) attributable to FreightCar America	(3,294)	(1,305)	(4,696)	(3,476)
Net income (loss) per common share attributable to FreightCar America— basic	$(0.28)	$(0.11)	$(0.39)	$(0.29)
Net income (loss) per common share attributable to FreightCar America— diluted	$(0.28)	$(0.11)	$(0.39)	$(0.29)
2009
Revenues	$39,563	$104,328	$55,131	$49,440
Gross profit	10,295	15,983	6,879	3,365
Net income (loss) attributable to FreightCar America	2,397	7,022	1,069	(5,548)
Net income (loss) per common share attributable to FreightCar America— basic	$0.20	$0.59	$0.09	$(0.47)
Net income (loss) per common share attributable to FreightCar America— diluted	$0.20	$0.59	$0.09	$(0.47)
Note 21 — Business Acquisition
On November 1, 2010, the Company acquired (through FCRS) the business assets of DTE Rail Services Inc., a non-regulated subsidiary of DTE Energy Company, Inc., for cash of approximately $23,319. The transaction was funded with cash from operations. FCRS provides repair and maintenance, inspections and fleet management services for all types of freight-carrying railcars. FCRS has operations in Colorado, Indiana and Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. The expansion of the Company’s railcar services activities is intended to diversify the Company’s revenue sources and lessen the cyclicality of the railcar market on its revenues. The acquired business added approximately 130 skilled employees to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
The Company has recorded a preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 1, 2010. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. Acquisition costs of $674 are included in “Selling, general and administrative expenses” on the Company’s Consolidated Statement of Operations for the year ended December 31, 2010.
The preliminary purchase price allocation is as follows (dollar amounts in thousands):

Accounts receivable	$3,698
Inventories	3,261
Other current assets	39
Property, plant and equipment, net	15,469
Customer related intangibles	1,300
Goodwill	531
Accounts payable	(979)

$23,319

Pro Forma Results (Unaudited)
FCRS had revenues of $4,442 since the acquisition date of November 1, 2010, which are included in the Company’s Consolidated Statements of Operations, and a minimal impact on 2010 net loss. Selected pro forma consolidated results of operations of the Company for the years ended December 31, 2010 and 2009, assuming that the acquisition had occurred as of January 1, 2009 are presented for comparative purposes below (dollar amounts in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Revenues	$164,273	$275,629

Net (loss) income attributable to FreightCar America	$(12,337)	$5,480

Per share data:
Net (loss) income per common share attributable to FreightCar America — basic	$(1.04)	$0.46

Net (loss) income per share common attributable to FreightCar America — diluted	$(1.04)	$0.46

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP;

•	Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
As of the end of the Company’s 2010 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment excluded the internal control over financial reporting at FreightCar Rail Services, LLC (“FCRS”), which was formed to acquire the business assets of DTE Rail Services, Inc. (“DTE”), on November 1, 2010 as described in Note 21 of the Notes to Consolidated Financial Statements. The FCRS financial statements constitute 8% of total assets, 3% of revenues, and had an immaterial impact on net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Management’s election to exclude FCRS was a result of the Company needing additional time to properly evaluate and transition FCRS’s existing internal controls over financial reporting and disclosures.
The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company maintained an effective system of internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There has been no change in our internal control over financial reporting during the last fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.
Item 11. Executive Compensation.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.
Item 14. Principal Accounting Fees and Services.
Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits
(a)	Documents filed as part of this report:
The following financial statements are included in this Form10-K:
1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2010 and 2009.
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.
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

FREIGHTCAR AMERICA, INC.
Date: March 15, 2011	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. WHALEN Edward J. Whalen	President and Chief Executive Officer (principal executive officer) and Director	March 11, 2011

/s/ JOSEPH E. MCNEELY Joseph E. McNeely	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 11, 2011

/s/ THOMAS M. FITZPATRICK Thomas M. Fitzpatrick	Chairman of the Board and Director	March 11, 2011

/s/ JAMES D. CIRAR James D. Cirar	Director	March 11, 2011

/s/ WILLIAM D. GEHL William D. Gehl	Director	March 11, 2011

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 11, 2011

/s/ S. CARL SODERSTROM, JR. S. Carl Soderstrom	Director	March 11, 2011

/s/ ROBERT N. TIDBALL Robert N. Tidball	Director	March 11, 2011

FreightCar America, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

			Deductions, Accounts
			Charged Off and
			Recoveries of Amounts
	Balance at	Additions Charged to	Previously Written	Balance at End of
	Beginning of Period	Costs and Expenses	Off	Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$240	$27	$(51)	$216
Deferred tax assets valuation allowance	7,195	—	(2,235)	4,960
Inventory reserve	1,168	200	$(455)	913

Year Ended December 31, 2009
Allowance for doubtful accounts	$330	$56	$(146)	$240
Deferred tax assets valuation allowance	7,037	158	—	7,195
Inventory reserve	150	1,168	$(150)	1,168

Year Ended December 31, 2008
Allowance for doubtful accounts	$223	$107	$—	$330
Deferred tax assets valuation allowance	3,585	3,452	—	7,037
Inventory reserve	1,177	—	$(1,027)	150

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 7, 2010, by and among FreightCar Rail Services, LLC, FreightCar America, Inc., Cornhusker Railways, LLC, DTE Rail Services, Inc. and DTE Energy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Employment agreement of Laurence M. Trusdell dated as of June 11, 2007, by and between FreightCar America, Inc. and Laurence M. Trusdell (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010)

10.2	Employment agreement of Thomas P. McCarthy dated as of June 4, 2007, by and between FreightCar America, Inc. and Thomas P. McCarthy.

10.3	Amendment to employment agreement of Laurence M. Trusdell dated as of December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.4	Amendment to employment agreement of Thomas P. McCarthy dated as of December 29, 2008.

10.5	Letter agreement regarding Terms of Employment dated January 26, 2010 by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2010).

10.6	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.7	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.8	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.9	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.10	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.11	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.12	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.13	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.14	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.15	Loan and Security Agreement, dated as of July 29, 2010, by and among FreightCar America, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., FreightCar Roanoke, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2010).

10.16	Management Incentive Plan of Johnstown America Corporation (incorporated by reference to Exhibit 10.29 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on March 17, 2005).

10.17	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009).

10.18	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.19	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.20	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.