Form 10-Q
period 2011-03-31
FreightCar America, Inc.
filed 2011-05-10
CIK 1320854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
YES ☐ NO ☑
     As of April 25, 2011, there were 11,948,266 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FreightCar America, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$50,567	$61,780
Restricted cash	2,304	2,322
Accounts receivable, net of allowance for doubtful accounts of $39 and $216, respectively	14,050	4,106
Inventories	75,183	57,713
Assets held for sale	6,686	6,686
Other current assets	5,817	7,065
Deferred income taxes, net	10,804	10,804

Total current assets	165,411	150,476

Long-term inventory	—	7,793
Property, plant and equipment, net	39,111	40,503
Railcars available for lease, net	58,205	58,725
Goodwill	22,052	22,052
Deferred income taxes, net	28,724	26,203
Other long-term assets	4,722	4,891

Total assets	$318,225	$310,643

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$27,434	$12,882
Accrued payroll and employee benefits	3,470	4,129
Accrued postretirement benefits	5,347	5,347
Accrued warranty	7,085	7,932
Customer deposits	2,821	3,894
Other current liabilities	4,389	4,497

Total current liabilities	50,546	38,681
Accrued pension costs	12,420	15,689
Accrued postretirement benefits, less current portion	59,549	59,909
Other long-term liabilities	3,727	3,784

Total liabilities	126,242	118,063

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2011 and December 31, 2010	127	127
Additional paid in capital	98,919	98,722
Treasury stock, at cost; 783,412 and 790,486 shares at March 31, 2011 and December 31, 2010, respectively	(36,201)	(36,539)
Accumulated other comprehensive loss	(19,860)	(20,000)
Retained earnings	148,984	150,274

Total FreightCar America stockholders’ equity	191,969	192,584
Noncontrolling interest in JV	14	(4)

Total stockholders’ equity	191,983	192,580

Total liabilities and stockholders’ equity	$318,225	$310,643

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and per share data)
Revenues	$72,240	$19,530
Cost of sales	69,998	19,622

Gross profit (loss)	2,242	(92)
Selling, general and administrative expenses	5,997	5,742

Operating loss	(3,755)	(5,834)

Interest expense, net	(63)	(136)

Operating loss before income taxes	(3,818)	(5,970)
Income tax benefit	(2,546)	(2,669)

Net loss	(1,272)	(3,301)
Less: Net income (loss) attributable to noncontrolling interest in JV	18	(7)

Net loss attributable to FreightCar America	$(1,290)	$(3,294)

Net loss per common share attributable to FreightCar America — basic	$(0.11)	$(0.28)

Net loss per common share attributable to FreightCar America — diluted	$(0.11)	$(0.28)

Weighted average common shares outstanding — basic	11,908,017	11,875,329

Weighted average common shares outstanding — diluted	11,908,017	11,875,329

Dividends declared per common share	$0.00	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except for share data)

	FreightCar America Stockholders
						Accumulated
						Other
	Common Stock		Additional	Treasury Stock		Comprehensive		Noncontrolling	Total Stockholders’
	Shares	Amount	Paid In Capital	Shares	Amount	Loss	Retained Earnings	Interest	Equity

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

Net loss	—	—	—	—	—	—	(3,294)	(7)	(3,301)
Pension liability activity, net of tax	—	—	—	—	—	66	—	—	66
Postretirement liability activity, net of tax	—	—	—	—	—	66	—	—	66
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(1)	—	—	(1)

Comprehensive loss	—	—	—	—	—	—	—	—	(3,170)

Employee restricted stock settlement	—	—	—	(8,092)	(191)	—	—	—	(191)
Forfeiture of restricted stock awards	—	—	1	(41)	(1)	—	—	—	—
Stock-based compensation recognized	—	—	377	—	—	—	—	—	377
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, March 31, 2010	12,731,678	$127	$98,357	(798,998)	$(37,315)	$(18,447)	$159,751	$80	$202,553

Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

Net loss	—	—	—	—	—	—	(1,290)	18	(1,272)
Pension liability activity, net of tax	—	—	—	—	—	57	—	—	57
Postretirement liability activity, net of tax	—	—	—	—	—	83	—	—	83

Comprehensive loss	—	—	—	—	—	—	—	—	(1,132)

Restricted stock awards	—	—	(359)	7,775	359	—	—	—	—
Employee restricted stock settlement	—	—	—	(701)	(21)	—	—	—	(21)
Stock-based compensation recognized	—	—	556	—	—	—	—	—	556

Balance, March 31, 2011	12,731,678	$127	$98,919	(783,412)	$(36,201)	$(19,860)	$148,984	$14	$191,983

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net loss	$(1,272)	$(3,301)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	2,125	1,624
Other non-cash items	118	(1,366)
Deferred income taxes	(2,605)	(2,727)
Compensation expense under stock option and restricted share award agreements	556	377
Changes in operating assets and liabilities:
Accounts receivable	(9,766)	(1,077)
Inventories	(9,800)	7,011
Leased railcars held for sale	—	(5,647)
Other current assets	1,121	(4,228)
Account and contractual payables	14,612	(3,652)
Accrued payroll and employee benefits	(659)	(4,320)
Income taxes receivable	271	920
Accrued warranty	(847)	(454)
Customer deposits and other current liabilities	(1,180)	28,230
Deferred revenue, non-current	(117)	(120)
Accrued pension costs and accrued postretirement benefits	(3,489)	(270)

Net cash flows (used in) provided by operating activities	(10,932)	11,000

Cash flows from investing activities
Restricted cash deposits	—	(3,622)
Restricted cash withdrawals	18	—
Proceeds from sale of railcars available for lease	73	—
Purchase price adjustment for business acquired	(166)	—
Purchases of property, plant and equipment	(185)	(406)

Net cash flows used in investing activities	(260)	(4,028)

Cash flows from financing activities
Employee restricted stock settlement	(21)	(191)
Cash dividends paid to stockholders	—	(716)

Net cash flows used in financing activities	(21)	(907)

Net (decrease) increase in cash and cash equivalents	(11,213)	6,065
Cash and cash equivalents at beginning of period	61,780	98,015

Cash and cash equivalents at end of period	$50,567	$104,080

Supplemental cash flow information:
Interest paid	$66	$153

Income taxes paid	$—	$13

Income tax refunds received	$128	$794

     See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Note 1 — Description of the Business
FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. (“Titagarh”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”) manufactures railroad freight cars, with particular expertise in coal cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repair, inspections and fleet management services. In addition to coal cars, the Company designs and builds bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; Lakewood, Colorado; and Roanoke, Virginia. The Company’s operations comprise two operating segments, Manufacturing and Services. These segments were identified based on the management reporting package provided to the Company’s Chief Operating Decision Maker (the Chief Executive Officer) and are grouped based on products and services and the Company’s current corporate organization structure and business decision-making activities. As a result, the Company’s segments are based on the management reporting structure used to evaluate performance. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh, which is incorporated in India, Mauritius, which is incorporated in Mauritius, and FCRS, which is a Delaware limited liability company. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh, for which the Company (through Mauritius) has a 51% ownership interest.
Note 2 — Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, Titagarh, Mauritius, FCRS and Short Line. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
Note 3 — Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued changes to Accounting Standards Codification, (“ASC”) 805, Business Combinations to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination had occurred as of the beginning of the comparable prior annual reporting period. The existing supplemental pro forma disclosures were also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes to ASC 805 are effective for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of changes to ASC 805 had no impact on the Company’s financial statements.

Note 4 — Segment Information
During the first quarter of 2011 the Company re-aligned its management reporting and performance structure, which resulted in separating the business into two operating segments for reporting purposes, Manufacturing and Services. These segments were identified based on the management reporting and performance package provided to the Company’s Chief Operating Decision Maker (the Chief Executive Officer) and are grouped based on products and services and the Company’s current corporate organization structure and business decision-making activities. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes administrative activities and all other non-operating activity.
Segment operating income is an internal performance measure used by the Company’s Chief Operating Decision Maker to assess the performance of each segment in a given period. Segment operating income includes all external revenues attributable to the segments as well as operating costs that management believes are directly attributable to the current production of goods and services. The Company’s management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Segment assets represent operating assets and exclude intersegment receivables, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level.
The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Revenues:
Manufacturing	$63,173	$15,322
Services	9,067	4,208

Consolidated Revenues	$72,240	$19,530

Operating Income (Loss):
Manufacturing	$219	$(2,691)
Services	1,092	1,956
Corporate	(5,066)	(5,099)

Consolidated Operating Loss	$(3,755)	$(5,834)

Depreciation and Amortization:
Manufacturing	$1,400	$1,363
Services	465	—
Corporate	260	261

Consolidated Depreciation and Amortization	$2,125	$1,624

Capital Expenditures:
Manufacturing	$—	$—
Services	—	—
Corporate	185	406

Consolidated Capital Expenditures	$185	$406

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets:
Manufacturing	$182,464	$167,119
Services	26,220	25,699
Corporate	69,089	79,767

Total Operating Assets	277,773	272,585
Consolidated income taxes receivable	924	1,051
Consolidated deferred income taxes, current	10,804	10,804
Consolidated deferred income taxes, long-term	28,724	26,203

Consolidated Assets	$318,225	$310,643

Note 5— Fair Value Measurements
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

Recurring Fair Value Measurements	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$37,908	$—	$—	$37,908
Restricted cash equivalents	$1,194	$—	$—	$1,194

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$51,674	$—	$—	$51,674
Restricted cash equivalents	$1,212	$—	$—	$1,212
Note 6 — Inventories
Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31,	December 31,
	2011	2010
Work in progress	$66,956	$55,439
Finished new railcars	5,953	—
Used railcars acquired upon trade-in	2,274	2,274

Total inventories	$75,183	$57,713

The above table excludes long-term inventory of $0 and $7,793 as of March 31, 2011 and December 31, 2010, respectively. Due to increased order activity, all long-term inventory from December 31, 2010 was transferred to work in progress during the three months ended March 31, 2011.
Note 7 — Leased Railcars
Leased railcars at March 31, 2011 included leased railcars classified as held for sale of $6,686 and railcars available for lease classified as long-term assets of $58,205. Leased railcars at December 31, 2010 included leased railcars classified as held for sale of $6,686 and railcars available for lease classified as long-term assets of $58,725. The Company’s lease utilization rate for railcars in its lease fleet including those classified as held for sale and those classified as long-term assets was 94% at March 31, 2011 and 100% at March 31, 2010. Leased railcars at March 31, 2011 are subject to lease agreements with external customers with various expirations.
Future minimum rental revenues on leased railcars at March 31, 2011 are as follows:

Nine months ending December 31, 2011	$2,743
Year ending December 31, 2012	1,594
Year ending December 31, 2013	1,083
Year ending December 31, 2014	566
Year ending December 31, 2015	167
Thereafter	—

$6,153

Note 8— Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31,	December 31,
	2011	2010
Buildings and improvements	$28,315	$26,986
Machinery and equipment	28,825	30,188
Software	6,871	6,837

Cost of buildings, improvements, machinery, equipment and software	64,011	64,011
Less: Accumulated depreciation and amortization	(28,602)	(27,097)

Buildings, improvements, machinery, equipment and software, net of accumulated depreciation and amortization	35,409	36,914
Land	2,203	2,203
Construction in process	1,499	1,386

Total property, plant and equipment, net	$39,111	$40,503

During the three months ended March 31, 2011 the Company refined the preliminary purchase price allocation for FCRS and as a result, amounts related to machinery and equipment and buildings and improvements were adjusted. The above table reflects these adjustments as of March 31, 2011.
Note 9 —Intangible Assets and Goodwill
Intangible assets consist of the following:

	March 31,	December 31,
	2011	2010
Patents	$13,097	$13,097
Accumulated amortization	(9,934)	(9,786)

Patents, net of accumulated amortization	3,163	3,311

Customer-related intangibles	1,300	1,300
Accumulated amortization	(32)	(22)

Customer-related intangibles, net of accumulated amortization	1,268	1,278

Total amortizing intangibles	$4,431	$4,589

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	531	531

Total goodwill	$22,052	$22,052

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 6 years. Amortization expense related to patents, which is included in cost of sales, was $148 and $148 for the three months ended March 31, 2011 and 2010, respectively. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 20 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $10 for the three months ended March 31, 2011. There was no amortization expense related to customer intangibles for the three months ended March 31, 2010 since the Company’s customer-related intangibles were acquired during the fourth quarter of 2010 in connection with FCRS’s acquisition of the business assets of DTE Rail Services, Inc.
The estimated intangible amortization at March 31, 2011 is as follows:

Year ending December 31, 2011	$628
Year ending December 31, 2012	734
Year ending December 31, 2013	730
Year ending December 31, 2014	735
Year ending December 31, 2015	710
Thereafter	1,052

$4,589

The Company evaluates its patent and customer-related intangibles for impairment at least annually and has identified no impairment during 2011 or 2010.
The Company performs the goodwill impairment test required by ASC 350, Intangibles — Goodwill and Other, as of January 1 of each year. Management estimates the valuation of the Company (which consists of two reporting units) using a combination of methods, appropriate to the circumstances, including discounted future cash flows, and the Company’s market capitalization. There was no adjustment required based on the annual impairment tests for 2011 or 2010.
Note 10 — Product Warranties
Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended
	March 31,
	2011	2010
Balance at the beginning of the period	$7,932	$9,146
Provision for warranties issued during the period	238	53
Reductions for payments, cost of repairs and other	(1,085)	(507)

Balance at the end of the period	$7,085	$8,692

Note 11 — Revolving Credit Facility
On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of March 31, 2011 and December 31, 2010, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had $1,486 and $1,372 in outstanding letters of credit under the revolving credit facility as of March 31, 2011 and December 31, 2010, respectively.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Borrowers’ accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of March 31, 2011, the Company was in compliance with all of the covenants contained in the agreement.
Note 12 — Stock-Based Compensation
On January 13, 2011, the Company awarded 116,950 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 13, 2012 and have a contractual term of 10 years. The exercise price of each option is $29.88, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $14.61 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the January 13, 2011 stock options: expected lives of the options of 6 years; expected volatility of 49.74%; risk-free interest rate of 1.93%; and expected dividend yield of 0%.
Expected life in years was determined using the simplified method. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was assumed to be zero since the Company has not paid a dividend since the first quarter of 2010 and the timing or amount of future dividends is unknown.
On January 13, 2011, the Company awarded 7,775 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of each award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.
As of March 31, 2011, there was $3,114 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 34 months.
Note 13 — Comprehensive Income
Comprehensive income consists of net operating income or loss, unrecognized pension and postretirement costs and unrecognized holding gains or losses on securities available-for-sale, which are shown net of tax.
Net operating loss reported in the Condensed Consolidated Statements of Operations is reconciled to total comprehensive loss as follows:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(1,272)	$(3,301)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	140	132
Market value adjustment for securities available, net of reclassification adjustment, net of tax	—	(1)

Total comprehensive loss	$(1,132)	$(3,170)

Note 14 — Employee Benefit Plans
The Company has qualified, defined benefit pension plans that were established to cover certain employees. The Company’s pension plan for employees who are part of a collective bargaining unit was frozen as of May 16, 2008 while the Company’s pension plan for employees who are not part of a collective bargaining unit was suspended as of December 31, 2009.

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
The components of net periodic benefit cost (benefit) for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended
	March 31,
	2011	2010
Pension Benefits
Interest cost	$784	$856
Expected return on plan assets	(949)	(889)
Amortization of unrecognized net loss	91	106

	$(74)	$73

	Three Months Ended
	March 31,
	2011	2010
Postretirement Benefit Plan
Service cost	$14	$14
Interest cost	803	870
Amortization of prior service cost	60	60
Amortization of unrecognized net loss	72	46

	$949	$990

The Company made contributions of $3,104 and $0 to the Company’s defined benefit pension plans for the three months ended March 31, 2011 and 2010, respectively. Total contributions to the Company’s pension plans in 2011 are expected to be approximately $4,405. The Company made payments to the Company’s postretirement benefit plan of $1,177 and $1,272, respectively, for the three months ended March 31, 2011 and 2010. Total payments to the Company’s postretirement benefit plan in 2011 are expected to be approximately $5,167.
The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $309 and $102 for the three months ended March 31, 2011 and 2010, respectively.
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

Note 16 — Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding	11,908,017	11,875,329
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	11,908,017	11,875,329

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three months ended March 31, 2011 and 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for such periods. For the three months ended March 31, 2011, there were 437,950 stock options and 40,255 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. For the three months ended March 31, 2010 there were 342,170 stock options and 47,323 shares of nonvested share awards which were anti-dilutive and not included in the above calculation
Note 17 — Changes to Purchase Price Allocation for Business Acquisition
On November 1, 2010, the Company (through FCRS) acquired the business assets of DTE Rail Services Inc. During the fourth quarter of 2010, the Company recorded a preliminary allocation of the purchase price of approximately $23,319 to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 1, 2010. During the three months ended March 31, 2011, the Company finalized the working capital adjustment related to this acquisition and paid an additional $166 and revised the preliminary purchase price allocation accordingly. The Company expects to finalize the purchase price allocation by November 1, 2011.

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
As part of the integration of FCRS into our operations and reporting processes during the first quarter of 2011 we re-aligned our management reporting and performance structure, which resulted in separating the business into two segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds, and our Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services.
We believe we are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered. We also refurbish and rebuild railcars, and sell forged, cast and fabricated parts for the railcars we produce as well as those manufactured by others, provide general railcar repair and maintenance, inspections, railcar fleet management services for all types of freight railcars and provide freight cars for lease. Our primary customers are railroads, shippers and financial institutions.
Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Both facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We have repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska.
Orders for new railcars in the first quarter of 2011 were 4,027 compared to 331 units ordered in the fourth quarter of 2010 and 3,656 units ordered in the first quarter of 2010. Railcar deliveries totaled 875 units in the first quarter of 2011, compared to 694 units delivered in the fourth quarter of 2010 and 321 units delivered in the first quarter of 2010. Total backlog of unfilled orders was 5,206 units at March 31, 2011, compared to 2,054 units at December 31, 2010.
Our order activity for the first quarter of 2011 reflects modest improvements in the coal car market. Loadings for all commodities in the first quarter were roughly 4% higher than the first quarter of 2010. Coal loadings also continued to trend higher with first quarter 2011 loadings roughly 4% higher than the first quarter of 2010.
From a coal demand standpoint, U.S. electricity generation through the first two months of 2011 was essentially flat compared with the same period in 2010. Coal stockpiles have also continued their downward trend relative to recent historical levels, with February 2011 figures some 6% below last year’s level. Coal exports have remained strong, increasing 49% through the first two months of 2011 when compared to the same period in 2010.
While market conditions for coal cars and our backlog are showing improvement, we believe the competitive conditions will continue to pressure margins in the near term. As a result, we will continue to focus on optimizing performance, strictly controlling all costs throughout our organization and maintaining our strong balance sheet.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
Revenues
Our consolidated revenues for the three months ended March 31, 2011 were $72.2 million compared to $19.5 million for the three months ended March 31, 2010. Manufacturing segment revenues for the first quarter of 2011 were $63.2 million, compared to $15.3 million for the first quarter of 2010. The increase in Manufacturing segment revenues for the 2011 period compared to 2010 reflects the increase in the number of railcars delivered and favorable mix of new vs. used railcars. Our Manufacturing segment delivered 875 units, consisting of 858 new railcars and 17 used railcars sold in the first quarter of 2011, compared to 321 total units, consisting of 80 new railcars, 105 used railcars sold and 136 railcars leased, delivered in the first quarter of last year. Services segment revenues for the three months ended March 31, 2011 were $9.1 million compared to $4.2 million for the three months ended March 31, 2010. The increase in Services segment revenues for the 2011 period compared to 2010 is primarily related to the inclusion of FCRS revenue in the 2011 period partially offset by lower parts sales. Our backlog for the Services segment is strong, and we believe that demand for repair and maintenance services will remain robust in the near term.
Gross Profit (Loss)
Our gross profit for the first quarter of 2011 was $2.2 million with a corresponding margin rate of 3.1%. Gross profit for the first quarter of 2010 was essentially break-even, which reflected a very low level of manufacturing activity as well as competitive pricing pressures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2011 were $6.0 million compared to $5.7 million for the three months ended March 31, 2010, representing an increase of $0.3 million. Selling, general and administrative expenses for the first quarter of 2011 reflected increases in incentive compensation and product development costs that were partially offset by decreases in legal expenses and contract services costs compared to the 2010 period.
Operating Loss
Our consolidated operating loss for the three months ended March 31, 2011 was $3.8 million compared to an operating loss of $5.8 million for the three months ended March 31, 2010. Operating income for the Manufacturing segment was $0.2 million for the first quarter of 2011, compared to a loss of $2.7 million for the first quarter of 2010. The improvement in operating income reflects increased deliveries, improved utilization of manufacturing facilities and continued cost controls. Services segment operating income was $1.1 million for the first quarter of 2011 compared to $2.0 million for the first quarter of 2010. The positive impact of including FCRS business for the first quarter of 2011 was more than offset by lower part sales volume and an unfavorable part sales mix compared to the first quarter of 2010. Corporate costs were $5.1 million for the three months ended March 31, 2011, which were flat with the three months ended March 31, 2010.
Interest Expense, Net
Interest expense, net (consisting of commitment fees on our revolving credit facility and letter of credit fees) was $0.1 million for each of the three months ended March 31, 2011 and 2010.
Income Taxes
The income tax benefit was $2.5 million for the three months ended March 31, 2011 compared to $2.7 million for the three months ended March 31, 2010. The effective tax rates for the three months ended March 31, 2011 and 2010, were 66.7% and 44.7%, respectively. The effective tax rate for the three months ended March 31, 2011 was higher than the statutory U.S. federal income tax rate of 35% due to a 6.1% blended state tax rate, an increase of 15.1% for tax deductible goodwill and an increase of 10.6% related to increases in statutory state income tax rates in states in which we operate. The effective tax rate for the three months ended March 31, 2010 was higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of the blended state tax rate and the increase for tax deductible goodwill. Tax deductible goodwill has a significant impact on our effective tax rate and in period of low losses, significantly increases the effective rate.
Net Loss Attributable to FreightCar America
As a result of the foregoing, net loss attributable to FreightCar America was $1.3 million for the three months ended March 31, 2011, compared to net loss attributable to FreightCar America of $3.3 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, our basic and diluted net loss per share was $0.11, on basic and diluted shares outstanding of 11,908,017. For the three months ended March 31, 2010, our basic and diluted net loss per share was $0.28, on basic and diluted shares outstanding of 11,875,329.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity for the three months ended March 31, 2011 and 2010, were our cash and cash equivalent balances on hand, our securities available for sale and our revolving credit facilities. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of March 31, 2011, we had no borrowings under the revolving credit facility. We had $1.5 million and $1.4 million in outstanding letters of credit under the revolving credit facility as of March 31, 2011 and December 31, 2010, respectively.
The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of March 31, 2011, we were in compliance with all of the covenants contained in the agreement.
Our restricted cash balance was $2.3 million as of March 31, 2011 and December 31, 2010, consisting of cash used to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The cash-backed standby letters of credit are scheduled to expire at various dates through November 2011. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the new revolving credit facility.
As of March 31, 2011, the value of railcars available for lease was $64.9 million. We anticipate that we may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio. Additional railcars for lease may be funded by cash flows from operations or we may pursue a new credit facility or both, as we evaluate our liquidity and capital resources.
Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2011. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may require additional cash in the future to fund working capital requirements including accounts receivable with extended payment terms as demand for railcars increases, or to fund organic growth opportunities, including new plant and equipment, development of railcars, joint ventures and acquisitions, and these cash requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future. We are also exploring product diversification initiatives, international expansion and other opportunities.
Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2010, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.3 million and $65.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $65.3 million, respectively. We made contributions of $3.1 million to our defined benefit pension plans during the first three months of 2011 and expect to make approximately $4.4 million in total contributions to our defined benefit pension plans during 2011. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act of 2006. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of $1.2 million during the first three months of 2011, and expect to make approximately $5.2 million in total payments to our postretirement benefit plan in 2011. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.
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

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2011, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
		(In thousands)
Operating leases	$10,602	$2,672	$5,169	$2,524	$237
Material and component purchases	89,614	24,268	51,311	14,035	—

Total	$100,216	$26,940	$56,480	$16,559	$237

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.
The above table excludes $3.2 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2011 because the timing of the payout of these amounts cannot be determined.
Cash Flows
The following table summarizes our net cash used in operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(10,932)	$11,000
Investing activities	(260)	(4,028)
Financing activities	(21)	(907)

Total	$(11,213)	$6,065

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
Our net cash used in operating activities for the three months ended March 31, 2011 was $10.9 million compared to net cash provided by operating activities of $11.0 million for the three months ended March 31, 2010. Net cash used in operating activities for the three months ended March 31, 2011 included an increase in working capital balances, including increases in inventory of $9.8 million and accounts receivable of $9.8 million. The increase in inventories during the three months ended March 31, 2011 reflects an increase in finished railcars ready to be delivered. The increase in accounts receivable for the three months ended March 31, 2011 included billings for recently delivered new railcars, $2.8 million of which is not due until August 1, 2011. Net cash used in operating activities for the three months ended March 31, 2011 included pension contributions of $3.1 million and postretirement benefit plan contributions of $1.2 million.
Net cash provided by operating activities for the three months ended March 31, 2010 included cash deposits of $28.4 million that were received during the first quarter of 2010. Net cash provided by operating activities for the first quarter of 2010 also included increases in cash due to changes in inventory of $7.0 million and decreases in cash due to changes in current assets (leased railcars held for sale, accrued payroll and employee benefits, other current assets, accounts receivable and account and contractual payables) totaling $18.9 million as well as decreases in cash due to changes in income taxes of $1.8 million and net loss adjusted for non-cash items of $3.1 million.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2011 was $0.3 million compared to $4.0 million for the three months ended March 31, 2010. There were no material investing activities for the three months ended March 31, 2011. The most significant investing activity for the three months ended March 31, 2010 was restricted cash deposits of $3.6 million to secure outstanding letters of credit.
Financing Activities. Net cash used in financing activities for the three months ended March 31, 2011 was less than $0.1 million compared to $0.9 million for the three months ended March 31, 2010. Net cash used in financing activities for the three months ended March 31, 2010 included $0.7 million of cash dividends paid to our stockholders and $0.2 million in employee restricted stock settlements. We suspended payment of a cash dividend to our stockholders during the second quarter of 2010. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors that our board of directors considers to be relevant.
Capital Expenditures
Our capital expenditures were $0.2 million in the three months ended March 31, 2011 compared to $0.4 million in the three months ended March 31, 2010. Excluding unforeseen expenditures, management expects that capital expenditures to maintain our existing facilities will be approximately $3.7 million for the remainder of 2011. We continuously evaluate our manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.
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
Our forward-looking statements are subject to risks and uncertainties, including:
•	the cyclical nature of our business;

•	the highly competitive nature of our industry;

•	adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	potential significant warranty claims (customer-related);

•	our reliance on the sales of our aluminum-bodied coal-carrying railcars;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	availability and fluctuating cost of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our ability to maintain relationships with our suppliers of railcar components;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to manage our health care and pension costs;

•	shortages of skilled labor;

•	the cost of complying with environmental laws and regulations;

•	the costs associated with being a public company; and

•	various covenants in the agreement governing our indebtedness that limit our management’s discretion in the operation of our businesses.

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2011, there were no borrowings under the revolving credit facility and we had issued approximately $1.5 million in letters of credit under the revolving credit facility.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. This assessment excluded the internal control over financial reporting at FCRS which was formed to acquire the business assets of DTE Rail Services, Inc. (“DTE”), on November 1, 2010. Management’s election to exclude FCRS was a result of the Company needing additional time to properly evaluate and transition FCRS’s existing internal controls over financial reporting and disclosures
Changes in Internal Control Over Financial Reporting
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2010 annual report on Form 10-K.
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

FREIGHTCAR AMERICA, INC.
Date: May 10, 2011	By:	/s/ Edward J. Whalen
Edward J. Whalen, President and
Chief Executive Officer

	By:	/s/ Joseph E. McNeely
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