Form 10-Q
period 2011-06-30
FreightCar America, Inc.
filed 2011-08-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 28, 2011, there were 11,956,153 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$51,069	$61,780
Restricted cash	2,203	2,322
Accounts receivable, net of allowance for doubtful accounts of $15 and $216, respectively	77,798	4,106
Inventories	72,107	57,713
Inventory on lease	7,062	6,686
Other current assets	4,257	7,065
Deferred income taxes, net	10,804	10,804

Total current assets	225,300	150,476

Long-term inventory	—	7,793
Property, plant and equipment, net	37,701	40,503
Railcars available for lease, net	58,781	58,725
Goodwill	22,196	22,052
Deferred income taxes, net	30,860	26,203
Other long-term assets	4,552	4,891

Total assets	$379,390	$310,643

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$30,188	$12,882
Accrued payroll and employee benefits	4,074	4,129
Accrued postretirement benefits	5,347	5,347
Accrued warranty	6,836	7,932
Customer deposits	60,936	3,894
Other current liabilities	4,553	4,497

Total current liabilities	111,934	38,681
Accrued pension costs	11,821	15,689
Accrued postretirement benefits, less current portion	59,213	59,909
Other long-term liabilities	3,631	3,784

Total liabilities	186,599	118,063

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2011 and December 31, 2010	127	127
Additional paid in capital	99,023	98,722
Treasury stock, at cost; 775,525 and 790,486 shares at June 30, 2011 and December 31, 2010, respectively	(35,812)	(36,539)
Accumulated other comprehensive loss	(19,723)	(20,000)
Retained earnings	149,168	150,274

Total FreightCar America stockholders’ equity	192,783	192,584
Noncontrolling interest in JV	8	(4)

Total stockholders’ equity	192,791	192,580

Total liabilities and stockholders’ equity	$379,390	$310,643

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Revenues	$97,583	$30,999	$169,823	$50,529
Cost of sales	93,618	27,338	163,616	46,960

Gross profit	3,965	3,661	6,207	3,569
Selling, general and administrative expenses	6,870	5,803	12,867	11,545
Gain on sale of railcars available for lease	(975)	—	(975)	—

Operating loss	(1,930)	(2,142)	(5,685)	(7,976)
Interest expense, net	(54)	(129)	(117)	(265)

Operating loss before income taxes	(1,984)	(2,271)	(5,802)	(8,241)
Income tax benefit	(2,162)	(951)	(4,708)	(3,620)

Net income (loss)	178	(1,320)	(1,094)	(4,621)
Less: Net (loss) income attributable to noncontrolling interest in JV	(6)	(15)	12	(22)

Net income (loss) attributable to FreightCar America	$184	$(1,305)	$(1,106)	$(4,599)

Net income (loss) per common share attributable to FreightCar America – basic	$0.02	$(0.11)	$(0.09)	$(0.39)

Net income (loss) per common share attributable to FreightCar America – diluted	$0.02	$(0.11)	$(0.09)	$(0.39)

Weighted average common shares outstanding – basic	11,914,883	11,896,312	11,911,469	11,885,878

Weighted average common shares outstanding – diluted	11,994,460	11,896,312	11,911,469	11,885,878

Dividends declared per common share	$—	$—	$—	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest in JV	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

Net loss	—	—	—	—	—	—	(4,599)	(22)	(4,621)
Pension liability activity, net of tax	—	—	—	—	—	133	—	—	133
Postretirement liability activity, net of tax	—	—	—	—	—	132	—	—	132
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(2)	—	—	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	(4,358)

Restricted stock awards	—	—	(624)	13,424	624	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,752)	(235)	—	—	—	(235)
Forfeiture of restricted stock awards	—	—	214	(8,286)	(214)	—	—	—	—
Stock-based compensation recognized	—	—	860	—	—	—	—	—	860
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, June 30, 2010	12,731,678	$127	$98,429	(795,479)	$(36,948)	$(18,315)	$158,446	$65	$201,804

Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

Net (loss) income	—	—	—	—	—	—	(1,106)	12	(1,094)
Pension liability activity, net of tax	—	—	—	—	—	114	—	—	114
Postretirement liability activity, net of tax	—	—	—	—	—	165	—	—	165
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	—	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	(817)

Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,186)	(65)	—	—	—	(65)
Stock-based compensation recognized	—	—	1,093	—	—	—	—	—	1,093

Balance, June 30, 2011	12,731,678	$127	$99,023	(775,525)	$(35,812)	$(19,723)	$149,168	$8	$192,791

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net loss	$(1,094)	$(4,621)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	4,458	3,293
Other non-cash items	(672)	(1,989)
Deferred income taxes	(4,827)	(3,784)
Compensation expense under stock option and restricted share award agreements	1,093	860
Changes in operating assets and liabilities:
Accounts receivable	(73,514)	(531)
Inventories	(6,900)	6,406
Inventory on lease	(7,062)	(6,686)
Other current assets	2,685	(3,688)
Account and contractual payables	17,467	(4,965)
Accrued payroll and employee benefits	(55)	(4,743)
Income taxes receivable	416	982
Accrued warranty	(1,096)	(754)
Customer deposits and other current liabilities	56,895	24,850
Deferred revenue, non-current	(272)	(234)
Accrued pension costs and accrued postretirement benefits	(4,285)	(413)

Net cash flows (used in) provided by operating activities	(16,763)	3,983

Cash flows from investing activities
Restricted cash deposits	—	(3,622)
Restricted cash withdrawals	119	3,292
Purchase of securities available for sale	—	(29,982)
Maturity of securities available for sale	—	20,000
Proceeds from sale of railcars available for lease	6,531	—
Purchase price adjustment for business acquired	(166)	—
Purchases of property, plant and equipment	(367)	(591)

Net cash flows provided by (used in) investing activities	6,117	(10,903)

Cash flows from financing activities
Employee restricted stock settlement	(65)	(235)
Cash dividends paid to stockholders	—	(716)

Net cash flows used in financing activities	(65)	(951)

Net decrease in cash and cash equivalents	(10,711)	(7,871)
Cash and cash equivalents at beginning of period	61,780	98,015

Cash and cash equivalents at end of period	$51,069	$90,144

Supplemental cash flow information:
Interest paid	$104	$273

Income taxes paid	$—	$136

Income tax refunds received	$128	$794

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. (“Titagarh”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”) manufactures railroad freight cars, with particular expertise in coal cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repair, inspections and fleet management services. In addition to coal cars, the Company designs and builds bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; Lakewood, Colorado; and Roanoke, Virginia. The Company’s operations comprise two operating segments, Manufacturing and Services. These segments were identified based on the management reporting package provided to the Company’s Chief Operating Decision Maker (the Chief Executive Officer) and are grouped based on the Company’s products and services and current corporate organizational structure and business decision-making activities. As a result, the Company’s segments are based on the management reporting structure used to evaluate performance. The Company and its direct and indirect subsidiaries are all Delaware corporations except Titagarh, which is incorporated in India, Mauritius, which is incorporated in Mauritius, and FCRS, which is a Delaware limited liability company. The Company’s direct and indirect subsidiaries are all wholly owned except Titagarh, for which the Company (through Mauritius) has a 51% ownership interest.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, Titagarh, Mauritius, FCRS and Short Line. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Note 3 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued changes to Accounting Standards Codification, (“ASC”) 220, Presentation of Comprehensive Income to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. The adoption of changes to ASC 220 will have no impact on the Company’s financial statements other than presentation.

In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards (IFRS). These changes clarify the application of existing fair value measurements and disclosures and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued changes to ASC 805, Business Combinations to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination had occurred as of the beginning of the comparable prior annual reporting period. The existing supplemental pro forma disclosures were also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes to ASC 805 are effective for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of changes to ASC 805 had no impact on the Company’s financial statements.

Note 4 – Segment Information

During the first quarter of 2011, the Company re-aligned its management reporting and performance structure, which resulted in separating the business into two operating segments for reporting purposes, Manufacturing and Services. These segments were identified based on the management reporting and performance package provided to the Company’s Chief Operating Decision Maker (the Chief Executive Officer) and are grouped based on the Company’s products and services and current corporate organizational structure and business decision-making activities. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes administrative activities and all other non-operating activity.

Segment operating income is an internal performance measure used by the Company’s Chief Operating Decision Maker to assess the performance of each segment in a given period. Segment operating income includes all external revenues attributable to the segments as well as operating costs and income that management believes are directly attributable to the current production of goods and services. The Company’s management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Segment assets represent operating assets and exclude intersegment receivables, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Manufacturing	$88,291	$26,399	$151,460	$41,722
Services	9,292	4,600	18,363	8,807

Consolidated Revenues	$97,583	$30,999	$169,823	$50,529

Operating Income (Loss):
Manufacturing	$2,107	$1,286	$2,323	$(1,379)
Services	1,161	2,338	2,256	4,269
Corporate	(5,198)	(5,766)	(10,264)	(10,866)

Consolidated Operating Loss	$(1,930)	$(2,142)	$(5,685)	$(7,976)

Depreciation and Amortization:
Manufacturing	$1,563	$1,409	$2,963	$2,772
Services	498	—	963	—
Corporate	273	260	532	521

Consolidated Depreciation and Amortization	$2,334	$1,669	$4,458	$3,293

	Six Months Ended June 30,
	2011	2010
Capital Expenditures:

Manufacturing	$135	$25
Services	—	—
Corporate	232	566

Consolidated Capital Expenditures	$367	$591

	June 30, 2011	December 31, 2010
Assets:

Manufacturing	$241,653	$167,119
Services	26,435	25,699
Corporate	68,714	79,767

Total Operating Assets	336,802	272,585
Consolidated income taxes receivable	924	1,051
Consolidated deferred income taxes, current	10,804	10,804
Consolidated deferred income taxes, long-term	30,860	26,203

Consolidated Assets	$379,390	$310,643

Note 5 – Fair Value Measurements

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

Recurring Fair Value Measurements	As of June 30, 2011
	Level 1	Level 2	Level 3	Total

ASSETS:
Cash equivalents	$41,484	$—	$—	$41,484
Restricted cash equivalents	$1,093	$—	$—	$1,093

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

ASSETS:
Cash equivalents	$51,674	$—	$—	$51,674
Restricted cash equivalents	$1,212	$—	$—	$1,212

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30, 2011	December 31, 2010
Work in progress	$68,510	$55,439
Finished new railcars	1,323	—
Used railcars acquired upon trade-in	2,274	2,274

Total inventories	$72,107	$57,713

The above table excludes long-term inventory of $0 and $7,793 as of June 30, 2011 and December 31, 2010, respectively. Due to increased order activity, all long-term inventory from December 31, 2010 was transferred to work in progress during the first quarter of 2011.

Note 7 – Leased Railcars

The Company offers railcar leases to its customers at market rates with terms and conditions that have been negotiated with the customers. It is the Company’s strategy to actively market these leased assets for sale to leasing companies and financial institutions rather than holding them to maturity. If, as of the date of the initial lease, management determines that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, the leased railcars are classified as current assets on the balance sheet (Inventory on Lease). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Inventory on Lease is carried at the lower of cost or market value and is not depreciated. At the one year anniversary of the initial lease or such earlier date when management no longer believes the leased railcars will be sold within one year of the initial lease, the leased railcars are reclassified from current assets (Inventory on Lease) to long-term assets (Railcars Available for Lease). Railcars Available for Lease are depreciated over 40 years from the date the railcars are placed in service under the initial lease. The Company recognizes operating lease revenue on Inventory on Lease on a contractual basis and recognizes operating lease revenue on Railcars Available for Lease on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of Inventory on Lease on a gross basis in manufacturing sales and cost of sales as the manufacture of the railcars and the sales process is completed within 12 months. The Company recognizes revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

Leased railcars at June 30, 2011 included Inventory on Lease classified as current assets of $7,062 and Railcars Available for Lease classified as long-term assets of $58,781. Leased railcars at December 31, 2010 included Inventory on Lease classified as current assets of $6,686 and Railcars Available for Lease classified as long-term assets of $58,725. The Company’s lease utilization rate for railcars in its lease fleet including those classified as Inventory on Lease and those classified as Railcars Available for Lease was 94% at June 30, 2011 and 100% at June 30, 2010. Leased railcars at June 30, 2011 are subject to lease agreements with external customers with various expiration dates.

Future minimum rental revenues on leased railcars at June 30, 2011 are as follows:

Six months ending December 31, 2011	$1,841
Year ending December 31, 2012	2,436
Year ending December 31, 2013	1,870
Year ending December 31, 2014	1,353
Year ending December 31, 2015	1,289
Thereafter	3,460

$12,249

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2011	December 31, 2010
Buildings and improvements	$28,415	$26,986
Machinery and equipment	28,848	30,188
Software	8,229	6,837

Cost of buildings, improvements, machinery, equipment and software	65,492	64,011
Less: Accumulated depreciation and amortization	(30,138)	(27,097)

Buildings, improvements, machinery, equipment and software, net of accumulated depreciation and amortization	35,354	36,914
Land	2,203	2,203
Construction in process	144	1,386

Total property, plant and equipment, net	$37,701	$40,503

During the first quarter of 2011, the Company refined the preliminary purchase price allocation for FCRS and as a result, amounts related to machinery and equipment and buildings and improvements were adjusted. The above table reflects these adjustments as of June 30, 2011.

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010

Patents	$13,097	$13,097
Accumulated amortization	(10,081)	(9,786)

Patents, net of accumulated amortization	3,016	3,311

Customer-related intangibles	1,300	1,300
Accumulated amortization	(43)	(22)

Customer-related intangibles, net of accumulated amortization	1,257	1,278

Total amortizing intangibles	$4,273	$4,589

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	675	531

Total goodwill	$22,196	$22,052

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 6 years. Amortization expense related to patents, which is included in selling, general and administrative expenses, was $148 for each of the three month periods ended June 30, 2011 and 2010, and $295 and $296 for the six months ended June 30, 2011 and 2010, respectively.

Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 19 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $10 and $21 for the three and six months ended June 30, 2011, respectively. There was no amortization expense related to customer intangibles for the three and six months ended June 30, 2010 since the Company’s customer-related intangibles were acquired during the fourth quarter of 2010 in connection with FCRS’s acquisition of the business assets of DTE Rail Services, Inc.

The estimated intangible amortization at June 30, 2011 is as follows:

Year ending December 31, 2011	$628
Year ending December 31, 2012	734
Year ending December 31, 2013	730
Year ending December 31, 2014	735
Year ending December 31, 2015	710
Thereafter	1,052

$4,589

The Company evaluates its patent and customer-related intangibles for impairment at least annually and has identified no impairment during 2011 or 2010.

The Company performs the goodwill impairment test required by ASC 350, Intangibles – Goodwill and Other, as of January 1 of each year. Management estimates the valuation of the Company (which consists of two reporting units) using a combination of methods, appropriate to the circumstances, including discounted future cash flows, and the Company’s market capitalization. There were no adjustments required based on the annual impairment tests for 2011 or 2010.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$7,085	$8,692	$7,932	$9,146
Provision for warranties issued during the period	377	51	615	104
Reductions for payments, cost of repairs and other	(626)	(351)	(1,711)	(858)

Balance at the end of the period	$6,836	$8,392	$6,836	$8,392

Note 11 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of June 30, 2011 and December 31, 2010, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had $2,204 and $1,372 in outstanding letters of credit under the revolving credit facility as of June 30, 2011 and December 31, 2010, respectively.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Borrowers’ accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of June 30, 2011, the Company was in compliance with all of the covenants contained in the agreement.

Note 12 – Stock-Based Compensation

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

On May 11, 2011, the Company awarded 9,372 shares of restricted stock to certain individuals for service on the Company’s board of directors pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest on the earlier of May 11, 2012 or the last trading day before the date of the Company’s 2012 annual meeting of stockholders. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

As of June 30, 2011, there was $2,847 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 31 months.

Note 13 – Comprehensive Income

Comprehensive income consists of net operating income or loss, unrecognized pension and postretirement costs and unrecognized holding gains or losses on securities available-for-sale, which are shown net of tax.

Net operating income or loss reported in the Condensed Consolidated Statements of Operations is reconciled to total comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating income (loss)	$178	$(1,320)	$(1,094)	$(4,621)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	139	133	279	265
Market value adjustment for securities available for sale, net of reclassification adjustment, net of tax	—	(1)	—	(2)
Change in foreign currency translation adjustments	(2)	—	(2)	—

Total comprehensive income (loss)	$315	$(1,188)	$(817)	$(4,358)

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

The components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2011	2010	2011	2010
Interest cost	$784	$856	$1,568	$1,712
Expected return on plan assets	(949)	(889)	(1,898)	(1,778)
Amortization of unrecognized net loss	91	106	182	212

	$(74)	$73	$(148)	$146

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2011	2010	2011	2010
Service cost	$14	$14	$28	$28
Interest cost	803	870	1,606	1,740
Amortization of prior service cost	60	60	120	120
Amortization of unrecognized net loss	72	46	144	92

	$949	$990	$1,898	$1,980

The Company made contributions of $434 and $3,538 to the Company’s defined benefit pension plans for the three and six months ended June 30, 2011, respectively. The Company made no contributions to the Company’s defined benefit pension plans for the three and six months ended June 30, 2010. Total contributions to the Company’s pension plans in 2011 are expected to be approximately $4,405. The Company made payments to the Company’s postretirement benefit plan of approximately $1,152 and $1,133, respectively, for the three months ended June 30, 2011 and 2010, and $2,329 and $2,405, respectively, for the six months ended June 30, 2011 and 2010. Total payments to the Company’s postretirement benefit plan in 2011 are expected to be approximately $5,167.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $360 and $144 for the three months ended June 30, 2011 and 2010, respectively, and $668 and $246 for the six months ended June 30, 2011 and 2010, respectively.

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

Note 16 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	11,914,883	11,896,312	11,911,469	11,885,878
Dilutive effect of employee stock options and nonvested share awards	79,577	—	—	—

Weighted average diluted common shares outstanding	11,994,460	11,896,312	11,911,469	11,885,878

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three and six months ended June 30, 2011, there were 171,950 and 437,950 stock options and 8,112 and 36,926 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. For each of the three and six months ended June 30, 2010, there were 328,675 stock options and 30,314 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

Note 17 – Changes to Purchase Price Allocation for Business Acquisition

On November 1, 2010, the Company (through FCRS) acquired the business assets of DTE Rail Services, Inc. During the fourth quarter of 2010, the Company recorded a preliminary allocation of the purchase price of approximately $23,319 to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 1, 2010. During the six months ended June 30, 2011, the Company finalized the working capital adjustment related to this acquisition and paid an additional $166. As a result, the preliminary purchase price allocation was revised accordingly. The Company also revised the preliminary purchase price allocation for asset retirement obligations and environmental liabilities, which resulted in a $144 increase to goodwill, bringing total goodwill related to the acquisition to $675 as of June 30, 2011. The Company expects to finalize the purchase price allocation by November 1, 2011.

Note 18 – Income Taxes

The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate which includes estimates of the taxable income/loss and revenue for the jurisdictions in which the Company operates. The effective tax rates for the three months ended June 30, 2011 and 2010, were 109.0% and 41.9%, respectively. The effective tax rates for the three months ended June 30, 2011 and 2010, were higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of the blended state tax rate and an increase for tax deductible goodwill. The impact of goodwill amortization provides additional tax benefit to the Company, increasing its effective tax rate in periods of loss and reducing its effective tax rate during periods of profitability. As forecasted pre-tax earnings approach break-even, this impact is magnified and slight changes in full year taxable earnings can significantly change the Company’s effective tax rate in any one quarter as income tax benefits (expense) are adjusted to the current year to date effective tax rate. The Company’s income tax benefit for the three months ended June 30, 2011 reflects the adjustment to the year to date effective tax rate of 81.1% .The effective tax rates for the six months ended June 30, 2011 and 2010, were 81.1% and 43.9%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010, were higher than the statutory U.S. federal income tax rate of 35% due to factors noted above and increases in statutory state income tax rates in states in which the Company operates.

The Company’s long-term deferred tax asset as of June 30, 2011 reflects an increase of $4,657 from the balance as of December 31, 2010, primarily due to the tax benefit of the Company’s current period net operating loss for the six months ended June 30, 2011 and the impact of increases in statutory state income tax rates in states in which the Company operates.

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

As part of the integration of FCRS into our operations and reporting processes during the first quarter of 2011 we re-aligned our management reporting and performance structure, which resulted in separating the business into two operating segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds and our Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services.

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

Orders for new railcars in the second quarter of 2011 were 1,089 units compared to 4,027 units ordered in the first quarter of 2011 and 14 units ordered in the second quarter of 2010. Railcar deliveries totaled 1,309 units in the second quarter of 2011, compared to 875 units delivered in the first quarter of 2011 and 614 units delivered in the second quarter of 2010. Total backlog of unfilled orders was 4,986 units at June 30, 2011, compared to 2,054 units at December 31, 2010.

Our order activity for the second quarter of 2011 reflects modest improvements in the coal car market. Coal loadings for the second quarter of 2011 decreased by 2.4% when compared to the second quarter of 2010 as flooding in certain parts of the country which disrupted rail operations. However, coal loadings for the first half of 2011 remained slightly higher than the first half of 2010. Overall, railcar commodity loadings for the second quarter of 2011 increased 1.2% compared to the same quarter last year and railcar commodity loadings for the first half of 2011 were roughly 2.7% higher than the first half of 2010.

From a coal demand standpoint, U.S. electricity generation through the first six months of 2011 was essentially flat compared with the same period in 2010. Coal stockpiles have also continued their downward trend relative to recent historical levels, with April 2011 figures almost 8% below last year’s level. Coal exports have remained strong, increasing 41% through the first four months of 2011 when compared to the same period in 2010.

While market conditions for coal cars and our backlog are showing improvement, we believe that competitive industry conditions will continue to pressure margins in the near term. As a result, we will continue to focus on optimizing performance, strictly controlling all costs throughout our organization and maintaining our strong balance sheet, while prudently growing our business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Revenues

Our consolidated revenues for the three months ended June 30, 2011 were $97.6 million compared to $31.0 million for the three months ended June 30, 2010. Manufacturing segment revenues for the second quarter of 2011 were $88.3 million compared to $26.4 million for the second quarter of 2010. The increase in Manufacturing segment revenues for the 2011 period compared to 2010 reflects the increase in the number of railcars delivered and a favorable mix of new vs. used railcars. Our Manufacturing segment delivered 1,309 units, consisting of 1,219 new railcars sold and 90 railcars leased in the second quarter of 2011, compared to 614 total units, consisting of 160 new railcars, 440 used railcars sold and 14 railcars leased, delivered in the second quarter of last year. Services segment revenues for the three months ended June 30, 2011 were $9.3 million compared to $4.6 million for the three months ended June 30, 2010. The increase in Services segment revenues for the 2011 period compared to 2010 is primarily related to the inclusion of FCRS revenues in the 2011 period partially offset by lower parts sales.

Gross Profit

Our gross profit for the second quarter of 2011 was $4.0 million with a corresponding margin rate of 4.1%. Gross profit for the second quarter of 2010 was $3.7 million with a corresponding margin rate of 11.8%. The lower margin rate in the second quarter of 2011 reflects an unfavorable product mix, lower parts sales and the inclusion of FCRS operating results in the 2011 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $6.9 million compared to $5.8 million for the three months ended June 30, 2010, representing an increase of $1.1 million. The increase in selling, general and administrative expenses for the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the inclusion of FCRS selling, general and administrative expenses in the 2011 period and increases in product development costs.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended June 30, 2011 was $1.0 million and represented the gain on sale of leased railcars that the Company held in excess of twelve months from the date the railcars were initially leased. There was no gain on sale of railcars available for lease for the three months ended June 30, 2010.

Operating Loss

Our consolidated operating loss for the three months ended June 30, 2011 was $1.9 million compared to $2.1 million for the three months ended June 30, 2010. Operating income for the Manufacturing segment was $2.1 million for the second quarter of 2011 compared to operating income of $1.3 million for the second quarter of 2010. The improvement in operating income reflects increased deliveries, gain on sale of railcars available for lease and improved utilization of manufacturing facilities, offset by an unfavorable product mix. Services segment operating income was $1.2 million for the second quarter of 2011 compared to $2.3 million for the second quarter of 2010. The positive impact of including FCRS operating results for the second quarter of 2011 was more than offset by lower part sales volume and an unfavorable part sales mix compared to the second quarter of 2010. Corporate costs were $5.2 million for the three months ended June 30, 2011 compared to $5.8 million for the three months ended June 30, 2010.

Income Taxes

The income tax benefit was $2.2 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. The effective tax rates for the three months ended June 30, 2011 and 2010, were 109.0% and 41.9%, respectively. The effective tax rates for the three months ended June 30, 2011 and 2010, were higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of the blended state tax rate and an increase for tax deductible goodwill. The impact of goodwill amortization provides additional tax benefit to the Company, increasing its effective tax rate in periods of loss and reducing its effective tax rate during periods of profitability. As forecasted pre-tax earnings approach break-even, this impact is magnified and slight changes in full year taxable earnings can significantly change our effective tax rate in any one quarter.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $0.2 million for the three months ended June 30, 2011, compared to net loss attributable to FreightCar America of $1.3 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, our basic and diluted net income per share was $0.02, on basic and diluted shares outstanding of 11,914,883 and 11,994,460, respectively. For the three months ended June 30, 2010, our basic and diluted net loss per share was $0.11, on basic and diluted shares outstanding of 11,896,312.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenues

Our consolidated revenues for the six months ended June 30, 2011 were $169.8 million compared to $50.5 million for the six months ended June 30, 2010. Manufacturing segment revenues for the first half of 2011 were $151.5 million compared to $41.7 million for the first half of 2010. The increase in Manufacturing segment revenues for the 2011 period compared to 2010 reflects the increase in the number of railcars delivered and favorable mix of new vs. used railcars. Our Manufacturing segment delivered 2,184 units, consisting of 2,077 new railcars, 17 used railcars sold and 90 railcars leased in the first half of 2011, compared to 935 total units, consisting of 240 new railcars, 545 used railcars sold and 150 railcars leased, delivered in the first half 2010. Services segment revenues for the six months ended June 30, 2011 were $18.4 million compared to $8.8 million for the six months ended June 30, 2010. The increase in Services segment revenues for the 2011 period compared to 2010 is primarily related to the inclusion of FCRS revenues in the 2011 period partially offset by lower parts sales.

Gross Profit

Our gross profit for the first half of 2011 was $6.2 million with a corresponding margin rate of 3.7%. Gross profit for the first half of 2010 was $3.6 million with a corresponding margin rate of 7.1%. The lower margin rate in the first half of 2011 reflects an unfavorable product mix, lower parts sales and the inclusion of FCRS operating results in the 2011 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 were $12.9 million compared to $11.5 million for the six months ended June 30, 2010, representing an increase of $1.4 million. The increase in selling, general and administrative expenses for the first half of 2011 compared to the first half of 2010 was primarily due to the inclusion of FCRS selling, general and administrative expenses in the 2011 period and increases in product development costs.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the six months ended June 30, 2011 was $1.0 million and represented the gain on sale of leased railcars that the Company held in excess of twelve months from the date the railcars were initially leased. There was no gain on sale of railcars available for lease for the six months ended June 30, 2010.

Operating Loss

Our consolidated operating loss for the six months ended June 30, 2011 was $5.7 million compared to $8.0 million for the six months ended June 30, 2010. Operating income for the Manufacturing segment was $2.3 million for the first half of 2011, compared to a loss of $1.4 million for the first half of 2010. The improvement in operating income reflects increased deliveries, gain on sale of railcars available for lease and improved utilization of manufacturing facilities, offset by an unfavorable product mix. Services segment operating income was $2.3 million for the first half of 2011 compared to $4.3 million for the first half of 2010. The positive impact of including FCRS operating results for the first half of 2011 was more than offset by lower part sales volume and an unfavorable part sales mix compared to the first half of 2010. Corporate costs were $10.3 million for the six months ended June 30, 2011 compared to $10.9 million for the six months ended June 30, 2010.

Income Taxes

The income tax benefit was $4.7 million for the six months ended June 30, 2011 compared to $3.6 million for the six months ended June 30, 2010. The effective tax rates for the six months ended June 30, 2011 and 2010, were 81.1% and 43.9%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010, were higher than the statutory U.S. federal income tax rate of 35% due to the addition of the blended state tax rate and an increase for tax deductible goodwill. Tax deductible goodwill has a significant impact on our effective tax rate and in a period of low losses, significantly increases the effective rate. The effective tax rate for the six months ended June 30, 2011 also included increases in statutory state income tax rates in states in which we operate.

Net Loss Attributable to FreightCar America

As a result of the foregoing, net loss attributable to FreightCar America was $1.1 million for the six months ended June 30, 2011, compared to $4.6 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, our basic and diluted net loss per share was $0.09, on basic and diluted shares outstanding of 11,911,469. For the six months ended June 30, 2010, our basic and diluted net loss per share was $0.39, on basic and diluted shares outstanding of 11,885,878.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2011 and 2010, were our cash and cash equivalent balances on hand, our securities available for sale and our revolving credit facilities. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of June 30, 2011, we had no borrowings under the revolving credit facility. We had $2.2 million and $1.4 million in outstanding letters of credit under the revolving credit facility as of June 30, 2011 and December 31, 2010, respectively.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of June 30, 2011, we were in compliance with all of the covenants contained in the agreement.

Our restricted cash balance was $2.2 million as of June 30, 2011 and $2.3 million as of December 31, 2010, and consisted of cash used to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees. The cash-backed standby letters of credit are scheduled to expire at various dates through November 2011.

As of June 30, 2011, railcars available for lease and inventory on lease totaled $65.8 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated liquidity needs for 2011. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may require additional cash in the future to fund working capital requirements including accounts receivable with extended payment terms as demand for railcars increases, or to fund organic growth opportunities, including capital expenditures, development of railcars, joint ventures and acquisitions, and these cash requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2010, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.3 million and $65.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $65.3 million, respectively. We made contributions of $3.5 million to our defined benefit pension plans during the first six months of 2011 and expect to make approximately $4.4 million in total contributions to our defined benefit pension plans during 2011. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act of 2006. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of $2.3 million during the first six months of 2011, and expect to make approximately $5.2 million in total payments to our postretirement benefit plan in 2011. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$9,938	$2,681	$5,113	$1,986	$158
Material and component purchases	90,985	31,355	50,159	9,471	—

Total	$100,923	$34,036	$55,272	$11,457	$158

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.3 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2011 because the timing of the payout of these amounts cannot be determined.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(16,763)	$3,983
Investing activities	6,117	(10,903)
Financing activities	(65)	(951)

Total	$(10,711)	$(7,871)

Operating Activities. Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash used in operating activities for the six months ended June 30, 2011 was $16.8 million compared to net cash provided by operating activities of $4.0 million for the six months ended June 30, 2010. Net cash used in operating activities for the six months ended June 30, 2011 included an increase in working capital balances, including increases in accounts receivable of $73.5 million and inventory of $6.9 million. The increase in accounts receivable for the six months ended June 30, 2011 includes billings for recently delivered new railcars and $72.6 million of the outstanding accounts receivable balance of $77.8 million at June 30, 2011 was collected subsequent to June 30, 2011. The increase in inventories during the six months ended June 30, 2011 reflects an increase in finished railcars ready to be delivered as well as the pre-purchase of materials for 2011 railcar orders to protect against increasing material costs. Net cash used in operating activities for the six months ended June 30, 2011 included pension contributions of $3.5 million and postretirement benefit plan contributions of $2.3 million. Our cash balances at June 30, 2011 also reflected cash deposits of $60.5 million that were received from customers during the first half of 2011 for railcars to be produced through December 2011.

During the first six months of 2010, cash from operations reflects a prepayment from a customer for $28 million, loss from operations and an increase in other working capital balances during the period, primarily reductions in operating liabilities.

This prepayment was fully offset against shipments during the second half of 2010.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2011 was $6.1 million compared to net cash used in investing activities of $10.9 million for the six months ended June 30, 2010. The most significant investing activity for the six months ended June 30, 2011 was proceeds from the sale of railcars available for lease of $6.5 million. Net cash used in investing activities for the six months ended June 30, 2010 consisted of restricted cash deposits (net of withdrawals) of $0.3 million, purchases of securities available for sale (net of maturities) of $10.0 million and capital expenditures of $0.6 million.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2011 was less than $0.1 million compared to $1.0 million for the six months ended June 30, 2010. Net cash used in financing activities for the six months ended June 30, 2010 included $0.7 million of cash dividends paid to our stockholders and $0.2 million in employee restricted stock settlements. We suspended payment of a cash dividend to our stockholders during the second quarter of 2010. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors that our board of directors considers to be relevant.

Capital Expenditures

Our capital expenditures were $0.4 million in the six months ended June 30, 2011 compared to $0.6 million in the six months ended June 30, 2010. Excluding unforeseen expenditures, management expects that capital expenditures to maintain our existing facilities will be approximately $3.5 million for the remainder of 2011. We continuously evaluate our manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

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

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2011, there were no borrowings under the revolving credit facility and we had issued approximately $2.2 million in letters of credit under the revolving credit facility.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2010 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 5, 2011	By:	/s/ Edward J. Whalen
Edward J. Whalen, President and
Chief Executive Officer

	By:	/s/ Joseph E. McNeely
Joseph E. McNeely, Vice President, Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.