Form 10-Q
period 2011-09-30
FreightCar America, Inc.
filed 2011-11-02
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 26, 2011, there were 11,954,381 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$65,875	$61,780
Restricted cash	910	2,322
Accounts receivable, net of allowance for doubtful accounts of $8 and $216, respectively	9,042	4,106
Inventories	92,354	57,713
Inventory on lease	—	6,686
Other current assets	4,193	7,065
Deferred income taxes, net	10,804	10,804

Total current assets	183,178	150,476
Long-term inventory	—	7,793
Property, plant and equipment, net	36,832	40,503
Railcars available for lease, net	57,222	58,725
Goodwill	22,128	22,052
Deferred income taxes, net	26,613	26,203
Other long-term assets	4,380	4,891

Total assets	$330,353	$310,643

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$38,476	$12,882
Accrued payroll and employee benefits	4,722	4,129
Accrued postretirement benefits	5,347	5,347
Accrued warranty	7,274	7,932
Customer deposits	4,364	3,894
Other current liabilities	4,635	4,497

Total current liabilities	64,818	38,681
Accrued pension costs	11,222	15,689
Accrued postretirement benefits, less current portion	58,894	59,909
Other long-term liabilities	4,401	3,784

Total liabilities	139,335	118,063

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2011 and December 31, 2010	127	127
Additional paid in capital	99,604	98,722
Treasury stock, at cost; 777,297 and 790,486 shares at September 30, 2011 and December 31, 2010, respectively	(35,842)	(36,539)
Accumulated other comprehensive loss	(19,598)	(20,000)
Retained earnings	146,727	150,274

Total FreightCar America stockholders’ equity	191,018	192,584
Noncontrolling interest in JV	—	(4)

Total stockholders’ equity	191,018	192,580

Total liabilities and stockholders’ equity	$330,353	$310,643

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Revenues	$130,103	$41,330	$299,926	$91,859
Cost of sales	120,986	42,148	284,602	89,108

Gross profit (loss)	9,117	(818)	15,324	2,751
Selling, general and administrative expenses	7,306	6,503	20,173	18,048
Gain on sale of railcars available for lease	—	—	(975)	—

Operating income (loss)	1,811	(7,321)	(3,874)	(15,297)
Interest expense, net	(49)	(562)	(166)	(827)

Operating income (loss) before income taxes	1,762	(7,883)	(4,040)	(16,124)
Income tax provision (benefit)	4,211	(3,178)	(497)	(6,798)

Net loss	(2,449)	(4,705)	(3,543)	(9,326)
Less: Net (loss) income attributable to noncontrolling interest in JV	(8)	(9)	4	(31)

Net loss attributable to FreightCar America	$(2,441)	$(4,696)	$(3,547)	$(9,295)

Net loss per common share attributable to FreightCar America – basic	$(0.20)	$(0.39)	$(0.30)	$(0.78)

Net loss per common share attributable to FreightCar America – diluted	$(0.20)	$(0.39)	$(0.30)	$(0.78)

Weighted average common shares outstanding – basic	11,919,803	11,906,193	11,914,278	11,892,724

Weighted average common shares outstanding – diluted	11,919,803	11,906,193	11,914,278	11,892,724

Dividends declared per common share	$—	$—	$—	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings		Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount			Noncontrolling Interest in JV
Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253

Net loss	—	—	—	—	—	—	(9,295)	(31)	(9,326)
Pension liability activity, net of tax	—	—	—	—	—	199	—	—	199
Postretirement liability activity, net of tax	—	—	—	—	—	198	—	—	198
Unrealized holding gain on available-for-sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(2)	—	—	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	(8,931)

Restricted stock awards	—	—	(740)	15,924	740	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,938)	(240)	—	—	—	(240)
Forfeiture of restricted stock awards	—	—	378	(15,607)	(378)	—	—	—	—
Stock-based compensation recognized	—	—	1,238	—	—	—	—	—	1,238
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, September 30, 2010	12,731,678	$127	$98,855	(800,486)	$(37,001)	$(18,183)	$153,750	$56	$197,604

Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

Net (loss) income	—	—	—	—	—	—	(3,547)	4	(3,543)
Pension liability activity, net of tax	—	—	—	—	—	170	—	—	170
Postretirement liability activity, net of tax	—	—	—	—	—	247	—	—	247
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	—	(15)

Comprehensive loss	—	—	—	—	—	—	—	—	(3,141)

Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,624)	(73)	—	—	—	(73)
Forfeiture of restricted stock awards	—	—	22	(1,334)	(22)	—	—	—	—
Stock-based compensation recognized	—	—	1,652	—	—	—	—	—	1,652

Balance, September 30, 2011	12,731,678	$127	$99,604	(777,297)	$(35,842)	$(19,598)	$146,727	$—	$191,018

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net loss	$(3,543)	$(9,326)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	6,700	4,964
Other non-cash items	(582)	(1,518)
Deferred income taxes	(664)	(6,122)
Compensation expense under stock option and restricted share award agreements	1,652	1,238
Changes in operating assets and liabilities
Accounts receivable	(4,758)	(3,375)
Inventories	(27,245)	(12,289)
Inventory on lease	—	(6,686)
Other current assets	2,753	(4,058)
Account and contractual payables	25,476	1,664
Accrued payroll and employee benefits	593	(4,109)
Income taxes receivable	548	220
Accrued warranty	(658)	(1,174)
Customer deposits and other current liabilities	405	8,692
Deferred revenue, non-current	350	(349)
Accrued pension costs and accrued postretirement benefits	(5,065)	(345)

Net cash flows used in operating activities	(4,038)	(32,573)

Cash flows from investing activities
Restricted cash deposits	—	(3,622)
Restricted cash withdrawals	1,412	3,932
Purchase of securities available for sale	—	(29,982)
Maturity of securities available for sale	—	59,996
Proceeds from sale of railcars available for lease	7,761	169
Purchase price adjustment for business acquired	(166)	—
Cash payments received on deposit for sale of property, plant and equipment	—	1,800
Purchases of property, plant and equipment	(801)	(965)

Net cash flows provided by investing activities	8,206	31,328

Cash flows from financing activities
Deferred financing costs paid	—	(103)
Employee restricted stock settlement	(73)	(240)
Cash dividends paid to stockholders	—	(716)

Net cash flows used in financing activities	(73)	(1,059)

Net increase (decrease) in cash and cash equivalents	4,095	(2,304)
Cash and cash equivalents at beginning of period	61,780	98,015

Cash and cash equivalents at end of period	$65,875	$95,711

Supplemental cash flow information:
Interest paid	$155	$311

Income taxes paid	$—	$135

Income tax refunds received	$128	$794

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“America”), through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”) manufactures railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repair, inspections and fleet management services. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; Lakewood, Colorado; and Roanoke, Virginia. The Company’s operations comprise two operating segments, Manufacturing and Services. These segments were identified based on the management reporting package provided to the Company’s Chief Operating Decision Maker (the Chief Executive Officer) and are grouped based on the Company’s products and services and current corporate organizational structure and business decision-making activities. As a result, the Company’s segments are based on the management reporting structure used to evaluate performance. The Company and its direct and indirect subsidiaries are all Delaware corporations except Mauritius, which is incorporated in Mauritius, and FCRS, which is a Delaware limited liability company. The Company’s direct and indirect subsidiaries are all wholly owned.

On August 1, 2011, the Company terminated the term of the Joint Venture Agreement (the “JV Agreement”) that it entered into on January 22, 2008 with Titagarh Wagons Limited (“Titagarh”) to develop railcars for the Indian market. Pursuant to the JV Agreement, the Company and Titagarh formed Titagarh FreightCar Private Limited (“JV”) to initially develop prototype cars based on the Company’s designs and to assess the market opportunity for railcar production in India. On August 1, 2011, due to Titagarh’s failure to cure its non-compliance with the JV Agreement, the Company notified Titagarh that the Company was exercising its unilateral right under the JV Agreement to terminate the term of the JV Agreement, effective immediately. The Company did not incur a material penalty by reason of this termination and the net book value of the JV on the Company’s financial statements, which has been written down to zero, was not material.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, JV (through August 1, 2011), Mauritius, FCRS and Short Line. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Note 3 – Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued changes to Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other related to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Since these changes should not affect the outcome of the impairment analysis of a reporting unit, management does not anticipate that these changes will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued changes to ASC 220, Presentation of Comprehensive Income to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. The adoption of changes to ASC 220 will not impact the Company’s financial statements other than presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Manufacturing	$122,183	$39,256	$273,643	$80,978
Services	7,920	2,074	26,283	10,881

Consolidated Revenues	$130,103	$41,330	$299,926	$91,859

Operating Income (Loss):
Manufacturing	$6,876	$(1,780)	$9,199	$(3,763)
Services	1,138	508	3,394	5,382
Corporate	(6,203)	(6,049)	(16,467)	(16,916)

Consolidated Operating Income (Loss)	$1,811	$(7,321)	$(3,874)	$(15,297)

Depreciation and Amortization:
Manufacturing	$1,431	$1,411	$4,394	$4,183
Services	493	—	1,457	—
Corporate	317	260	849	781

Consolidated Depreciation and Amortization	$2,241	$1,671	$6,700	$4,964

	Nine Months Ended September 30,
	2011	2010
Capital Expenditures:

Manufacturing	$216	$806
Services	269	—
Corporate	316	159

Consolidated Capital Expenditures	$801	$965

	September 30, 2011	December 31, 2010
Assets:

Manufacturing	$183,488	$167,119
Services	26,578	25,699
Corporate	81,946	79,767

Total Operating Assets	292,012	272,585
Consolidated income taxes receivable	924	1,051
Consolidated deferred income taxes, current	10,804	10,804
Consolidated deferred income taxes, long-term	26,613	26,203

Consolidated Assets	$330,353	$310,643

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

Recurring Fair Value Measurements	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$53,884	$—	$—	$53,884

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$51,674	$—	$—	$51,674
Restricted cash equivalents	$1,212	$—	$—	$1,212

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30, 2011	December 31, 2010
Work in progress	$83,603	$55,439
Finished new railcars	6,477	—
Used railcars acquired upon trade-in	2,274	2,274

Total inventories	$92,354	$57,713

The above table excludes long-term inventory of $0 and $7,793 as of September 30, 2011 and December 31, 2010, respectively. Due to increased order activity, all long-term inventory from December 31, 2010 was transferred to work in progress during the first quarter of 2011.

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

Leased railcars at September 30, 2011 included Railcars Available for Lease classified as long-term assets of $57,222. Leased railcars at December 31, 2010 included Inventory on Lease classified as current assets of $6,686 and Railcars Available for Lease classified as long-term assets of $58,725. The Company’s lease utilization rate for railcars in its lease fleet including those classified as Inventory on Lease and those classified as Railcars Available for Lease was 93% at September 30, 2011 and 100% at September 30, 2010. Leased railcars at September 30, 2011 are subject to lease agreements with external customers with various expiration dates.

Future minimum rental revenues on leased railcars at September 30, 2011 are as follows:

Three months ending December 31, 2011	$1,381
Year ending December 31, 2012	4,351
Year ending December 31, 2013	3,786
Year ending December 31, 2014	3,085
Year ending December 31, 2015	2,003
Thereafter	7,448

$22,054

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2011	December 31, 2010
Buildings and improvements	$28,433	$26,986
Machinery and equipment	28,938	30,188
Software	8,232	6,837

Cost of buildings, improvements, machinery, equipment and software	65,603	64,011
Less: Accumulated depreciation and amortization	(31,704)	(27,097)

Buildings, improvements, machinery, equipment and software, net of accumulated depreciation and amortization	33,899	36,914
Land	2,203	2,203
Construction in process	730	1,386

Total property, plant and equipment, net	$36,832	$40,503

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2011	December 31, 2010
Patents	$13,097	$13,097
Accumulated amortization	(10,229)	(9,786)

Patents, net of accumulated amortization	2,868	3,311

Customer-related intangibles	1,300	1,300
Accumulated amortization	(54)	(22)

Customer-related intangibles, net of accumulated amortization	1,246	1,278

Total amortizing intangibles	$4,114	$4,589

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	531

Total goodwill	$22,128	$22,052

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 6 years. Amortization expense related to patents, which is included in selling, general and administrative expenses, was $148 for each of the three month periods ended September 30, 2011 and 2010, and $443 for each of the nine month periods ended September 30, 2011 and 2010.

Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 19 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $11 and $32 for the three and nine months ended September 30, 2011, respectively. There was no amortization expense related to customer intangibles for the three and nine months ended September 30, 2010 since the Company’s customer- related intangibles were acquired during the fourth quarter of 2010 in connection with FCRS’s acquisition of the business assets of DTE Rail Services, Inc.

The estimated intangible amortization at September 30, 2011 is as follows:

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

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$6,836	$8,392	$7,932	$9,146
Provision for warranties issued during the period	487	137	1,102	240
Reductions for payments and cost of repairs estimates	(49)	(557)	(1,760)	(1,414)

Balance at the end of the period	$7,274	$7,972	$7,274	$7,972

Note 11 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of September 30, 2011 and December 31, 2010, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had $2,163 and $1,372 in outstanding letters of credit under the revolving credit facility as of September 30, 2011 and December 31, 2010, respectively.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Borrowers’ accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of September 30, 2011, the Company was in compliance with all of the covenants contained in the agreement.

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

As of September 30, 2011, there was $2,285 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 28 months.

Note 13 – Comprehensive Income

Comprehensive income consists of net operating income or loss, unrecognized pension and postretirement costs, unrecognized holding gains or losses on securities available-for-sale and unrealized foreign currency translation adjustments, which are shown net of tax.

Net operating loss reported in the Condensed Consolidated Statements of Operations is reconciled to total comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating loss	$(2,449)	$(4,705)	$(3,543)	$(9,326)
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax	138	132	417	397
Market value adjustment for securities available for sale, net of reclassification adjustment, net of tax	—	—	—	(2)
Change in foreign currency translation adjustments	(13)	—	(15)	—

Total comprehensive loss	$(2,324)	$(4,573)	$(3,141)	$(8,931)

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

The components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2011	2010	2011	2010
Interest cost	$784	$856	$2,352	$2,568
Expected return on plan assets	(949)	(889)	(2,847)	(2,667)
Amortization of unrecognized net loss	91	106	273	318

	$(74)	$73	$(222)	$219

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement Benefit Plan	2011	2010	2011	2010
Service cost	$14	$14	$42	$42
Interest cost	803	870	2,409	2,610
Amortization of prior service cost	60	60	180	180
Amortization of unrecognized net loss	72	46	216	138

	$949	$990	$2,847	$2,970

The Company made contributions of $434 and $3,972 to the Company’s defined benefit pension plans for the three and nine months ended September 30, 2011, respectively. The Company made no contributions to the Company’s defined benefit pension plans for the three and nine months ended September 30, 2010. Total contributions to the Company’s pension plans in 2011 are expected to be approximately $4,405. The Company made payments to the Company’s postretirement benefit plan of approximately $1,136 and $934, respectively, for the three months ended September 30, 2011 and 2010, and $3,465 and $3,339, respectively, for the nine months ended September 30, 2011 and 2010. Total payments to the Company’s postretirement benefit plan in 2011 are expected to be approximately $5,167.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $362 and $205 for the three months ended September 30, 2011 and 2010, respectively, and $1,030 and $452 for the nine months ended September 30, 2011 and 2010, respectively.

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

Note 16 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	11,919,803	11,906,193	11,914,278	11,892,724
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	11,919,803	11,906,193	11,914,278	11,892,724

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For each of the three and nine months ended September 30, 2011, there were 434,165 stock options and 34,092 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. For each of the three and nine months ended September 30, 2010, there were 321,000 stock options and 24,827 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

Note 17 – Changes to Purchase Price Allocation for Business Acquisition

On November 1, 2010, the Company (through FCRS) acquired the business assets of DTE Rail Services, Inc. During the fourth quarter of 2010, the Company recorded a preliminary allocation of the purchase price of approximately $23,319 to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 1, 2010. During the first quarter of 2011, the Company finalized the working capital adjustment related to this acquisition and paid an additional $166. As a result, the preliminary purchase price allocation was revised accordingly. The Company also revised the preliminary purchase price allocation for property, plant and equipment, asset retirement obligations and environmental liabilities, which resulted in a $76 increase to goodwill, bringing total goodwill related to the acquisition to $607 as of September 30, 2011. The Company expects to finalize the purchase price allocation by November 1, 2011.

Note 18 – Income Taxes

The Company bases its consolidated effective income tax rate for interim periods on its full year forecasted consolidated effective income tax rate. The annual forecasted effective income tax rate is impacted by tax deductible goodwill amortization, changes in statutory state tax rates on deferred tax balances, and other adjustments. The impact of these deductions provides additional tax benefits to the Company, increasing its effective tax rate from the statutory rate in periods of loss and reducing the effective tax rate from the statutory rate during periods of profitability. At lower levels of pre-tax loss or pre-tax earnings, this impact is magnified and slight changes in full year consolidated results can significantly change the Company’s full year effective tax rate. The effective tax rates for the three months ended September 30, 2011 and 2010, were 239.0% and 40.3%, respectively and reflect the application of the full year forecasted effective tax rates to the year-to-date pre-tax results as of September 30, 2011 and 2010, respectively.

The effective tax rate for the nine months ended September 30, 2011 and 2010, respectively, reflect our full year forecasted effective rate, and differs from the amounts computed by applying the federal statutory rate as follows:

	Nine Months Ended September 30,
	2011	2010
Statutory U.S. federal income tax rate	35.00%	35.00%
State income taxes, net of federal tax benefit	6.12	4.78
Valuation allowance	(2.52)	1.13
Goodwill amortization	(39.77)	3.00
Nondeductible expenses	2.18	(0.24)
Rate change on deferred taxes	9.94	—
FIN 48	1.35	(0.05)
Other	—	(1.46)

Effective income tax rate	12.30%	42.16%

The Company’s long-term deferred tax asset as of September 30, 2011 reflects an increase of $410 from the balance as of December 31, 2010, primarily due to the tax benefit of the Company’s current period net operating loss for the nine months ended September 30, 2011 and the impact of increases in statutory state income tax rates in states in which the Company operates.

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

Orders for new railcars in the third quarter of 2011 were 2,840 units compared to 1,089 units ordered in the second quarter of 2011 and 17 units ordered in the third quarter of 2010. Railcar deliveries totaled 1,515 units in the third quarter of 2011, compared to 1,309 units delivered in the second quarter of 2011 and 600 units delivered in the third quarter of 2010. Total backlog of unfilled orders was 6,311 units at September 30, 2011, compared to 2,054 units at December 31, 2010.

Our order activity for the third quarter of 2011 reflects mixed improvement in the demand for coal. Coal loadings for the third quarter of 2011 decreased by 2.2% when compared to the third quarter of 2010, driven in part by the impact of flooding on prominent coal traffic lanes. Despite such disruptions, coal loadings for the first nine months of 2011 remained slightly higher than the first nine months of 2010. Overall, railcar commodity loadings for the third quarter of 2011 increased 0.9% compared to the same quarter last year while railcar commodity loadings for the first nine months of 2011 were roughly 2.0% lower than the first nine months of 2010.

From a coal demand standpoint, U.S. electricity generation through the first nine months of 2011 was essentially flat compared with the same period in 2010. Coal stockpiles have also continued their downward trend relative to recent historical levels, with July 2011 figures almost 13% below last year’s level and are now below the average for the last five years. Given the combination of warmer than normal summer temperatures and rail service disruptions due to flooding , we expect coal stockpiles to remain significantly below 2010 levels in the near term and to continue to trend toward historical ten year average levels in the near term. While coal export activity has cooled a bit in the third quarter relative to the pace of growth experienced during the first two quarters of 2011, coal exports through August reflect an increase of 32% when compared to the same period in 2010.

The improvement in the demand for coal and the continued coal car replacement cycle have driven sequential quarterly improvement in our deliveries, revenues, gross profit and operating income. Based on the strong demand for Eastern coal exports and continuation of the coal car replacement cycle, we expect these results will continue for several quarters.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Revenues

Our consolidated revenues for the three months ended September 30, 2011 were $130.1 million compared to $41.3 million for the three months ended September 30, 2010. Manufacturing segment revenues for the third quarter of 2011 were $122.2 million compared to $39.3 million for the third quarter of 2010. The increase in Manufacturing segment revenues for the

2011 period compared to 2010 reflects the increase in the number of railcars delivered, higher average revenue per railcar and improvement in margins on certain railcar types. Our Manufacturing segment delivered 1,515 units, consisting of only new railcars sold during the third quarter of 2011, compared to 600 new railcars sold in the third quarter of last year. Services segment revenues for the three months ended September 30, 2011 were $7.9 million compared to $2.1 million for the three months ended September 30, 2010. The increase in Services segment revenues for the 2011 period compared to 2010 is primarily related to the inclusion of FCRS revenues in the 2011 period but also reflects higher parts sales.

Gross Profit (Loss)

Our gross profit for the third quarter of 2011 was $9.1 million with a corresponding margin rate of 7.0%. Gross profit for the third quarter of 2010 was $(0.8) million with a corresponding margin rate of (2.0) %. The margin rate for the third quarter of 2011 reflects higher revenue per railcar and improved utilization of manufacturing facilities as compared to the third quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $7.3 million compared to $6.5 million for the three months ended September 30, 2010. The increase in selling, general and administrative expenses for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the inclusion of FCRS selling, general and administrative expenses in the 2011 period, compensation and other costs incurred in the 2011 quarter which were partially offset by decreases in contract services costs.

Operating Income (Loss)

Our consolidated operating income for the three months ended September 30, 2011 was $1.8 million compared to an operating loss of $7.3 million for the three months ended September 30, 2010. Operating income for the Manufacturing segment was $6.9 million for the third quarter of 2011 compared to an operating loss of $1.8 million for the third quarter of 2010. The improvement in Manufacturing segment operating income reflects increased deliveries and improved utilization of manufacturing facilities. Services segment operating income was $1.1 million for the third quarter of 2011 compared to $0.5 million for the third quarter of 2010. The increase in Services segment operating income for the third quarter of 2011 was primarily the result of increased parts sales volume compared to the third quarter of 2010. Corporate costs were $6.2 million for the three months ended September 30, 2011 compared to $6.0 million for the three months ended September 30, 2010.

Income Taxes

The income tax provision was $4.2 million for the three months ended September 30, 2011 compared to an income tax benefit of $3.2 million for the three months ended September 30, 2010. The effective tax rates for the three months ended September 30, 2011 and 2010, were 239.0% and 40.3%, respectively. The income tax provision for the third quarter of 2011 includes recapture of $4.1 million of tax benefits recorded in the first half of 2011 which results from applying the change in the forecasted effective tax rate since the previous quarter to pre-tax earnings recorded in the first half of the year. The effective tax rates for the three months ended September 30, 2011 and 2010, were higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of the blended state tax rate and an increase for tax deductible goodwill. The impact of goodwill amortization provides additional tax benefit to the Company, increasing its effective tax rate in periods of loss and reducing its effective tax rate during periods of profitability. This effect is most pronounced with low levels of pre-tax income or loss and slight changes in full year consolidated earnings can significantly change our effective tax rate in any one quarter.

Net Loss Attributable to FreightCar America

As a result of the foregoing, net loss attributable to FreightCar America was $2.4 million for the three months ended September 30, 2011, compared to $4.7 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, our basic and diluted net loss per share was $0.20, on basic and diluted shares outstanding of 11,919,803. Net loss attributable to FreightCar America for the three months ended September 30, 2011 included the $4.1 million ($0.35 per share) impact of intra-period tax accounting recapture of the prior quarter’s tax benefits. For the three months ended September 30, 2010, our basic and diluted net loss per share was $0.39, on basic and diluted shares outstanding of 11,906,193.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenues

Our consolidated revenues for the nine months ended September 30, 2011 were $299.9 million compared to $91.9 million for the nine months ended September 30, 2010. Manufacturing segment revenues for the first nine months of 2011 were $273.6 million compared to $81.0 million for the first nine months of 2010. The increase in Manufacturing segment revenues for the 2011 period compared to 2010 reflects the increase in the number of railcars delivered and favorable mix of new vs. used railcars. Our Manufacturing segment delivered 3,699 units, consisting of 3,592 new railcars, 17 used railcars sold and 90 railcars leased in the first nine months of 2011, compared to 1,535 total units, consisting of 840 new railcars, 545 used railcars sold and 150 railcars leased, delivered in the first nine months of 2010. Services segment revenues for the nine months ended September 30, 2011 were $26.3 million compared to $10.9 million for the nine months ended September 30, 2010. The increase in Services segment revenues for the 2011 period compared to 2010 is primarily related to the inclusion of FCRS revenues in the 2011 period partially offset by lower parts sales.

Gross Profit

Our gross profit for the first nine months of 2011 was $15.3 million with a corresponding margin rate of 5.1%. Gross profit for the first nine months of 2010 was $2.8 million with a corresponding margin rate of 3.0%. The higher margin rate in the first nine months of 2011 reflects higher revenue per railcar, change in product mix and improved utilization of manufacturing facilities as compared to the first nine months of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $20.2 million compared to $18.0 million for the nine months ended September 30, 2010, representing an increase of $2.2 million. The increase in selling, general and administrative expenses for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the inclusion of FCRS selling, general and administrative expenses in the 2011 period, compensation and other costs incurred in the first nine months of 2011, which were partially offset by decreases in contract services costs.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the nine months ended September 30, 2011 was $1.0 million and represented the gain on sale of leased railcars that the Company held in excess of twelve months from the date the railcars were initially leased. There was no gain on sale of railcars available for lease for the nine months ended September 30, 2010.

Operating Loss

Our consolidated operating loss for the nine months ended September 30, 2011 was $3.9 million compared to $15.3 million for the nine months ended September 30, 2010. Operating income for the Manufacturing segment was $9.2 million for the first nine months of 2011, compared to a loss of $3.8 million for the first nine months of 2010. The improvement in operating income for the Manufacturing segment reflects increased deliveries, gain on sale of railcars available for lease and improved utilization of manufacturing facilities. Services segment operating income was $3.4 million for the first nine months of 2011 compared to $5.4 million for the first nine months of 2010. The decrease in Services segment operating income was primarily due to lower part sales volume and an unfavorable part sales mix for the first nine months of 2011 compared to 2010 levels. Corporate costs were $16.5 million for the nine months ended September 30, 2011 compared to $16.9 million for the nine months ended September 30, 2010.

Income Taxes

The income tax benefit was $0.5 million for the nine months ended September 30, 2011 compared to $6.8 million for the nine months ended September 30, 2010. The effective tax rates for the nine months ended September 30, 2011 and 2010, were 12.3% and 42.2%, respectively. The effective tax rate for the nine months ended September 30, 2011 reflects the anticipated full year 2011 effective tax rate and is lower than the statutory U.S. federal income tax rate of 35% due to the impact of tax deductible goodwill and the addition of the blended state tax rate. The effective tax rate for the nine months ended September 30, 2011 also included increases in statutory state income tax rates in states in which we operate. The effective tax rate for the nine months ended September 30, 2010 was higher than the statutory U.S. federal income tax rate of 35% due to the addition of the blended state tax rate and an increase for tax deductible goodwill. Tax deductible goodwill increases the effective tax rate from the statutory rates in periods of loss and decreases the effective tax rate from the statutory rates in periods of income.

Net Loss Attributable to FreightCar America

As a result of the foregoing, net loss attributable to FreightCar America was $3.5 million for the nine months ended September 30, 2011, compared to $9.3 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, our basic and diluted net loss per share was $0.30, on basic and diluted shares outstanding of 11,914,278. For the nine months ended September 30, 2010, our basic and diluted net loss per share was $0.78, on basic and diluted shares outstanding of 11,892,724.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2011 and 2010 were our cash and cash equivalent balances on hand, our securities available for sale and our revolving credit facilities. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of September 30, 2011, we had no borrowings under the revolving credit facility. We had $2.2 million and $1.4 million in outstanding letters of credit under the revolving credit facility as of September 30, 2011 and December 31, 2010, respectively.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default. As of September 30, 2011, we were in compliance with all of the covenants contained in the agreement.

Our restricted cash balance was $0.9 million as of September 30, 2011 and $2.3 million as of December 31, 2010, and consisted of cash used to collateralize standby letters of credit to support our workers compensation insurance claims. The cash-backed standby letters of credit are scheduled to expire in November 2011.

As of September 30, 2011, railcars available for lease were $57.2 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our anticipated short term liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may require additional cash in the future to fund working capital requirements including accounts receivable with extended payment terms as demand for railcars increases, or to fund organic growth opportunities, including capital expenditures, development of railcars, joint ventures and acquisitions, and these cash requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2010, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.3 million and $65.3 million, respectively, which exceeded the fair value of plan assets by $15.5 million and $65.3 million, respectively. We made contributions of $4.0 million to our defined benefit pension plans during the first nine months of 2011 and expect to make approximately $4.4 million in total contributions to our defined benefit pension plans during 2011. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act of 2006.

Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of $3.5 million during the first nine months of 2011, and expect to make approximately $5.2 million in total payments to our postretirement benefit plan in 2011. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$14,908	$3,276	$6,212	$2,453	$2,967
Material and component purchases	110,497	57,549	48,227	4,721	—

Total	$125,405	$60,825	$54,439	$7,174	$2,967

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.3 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2011 because the timing of the payout of these amounts cannot be determined.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(4,038)	$(32,573)
Investing activities	8,206	31,328
Financing activities	(73)	(1,059)

Total	$4,095	$(2,304)

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

Our net cash used in operating activities for the nine months ended September 30, 2011 was $4.0 million compared to $32.6 million for the nine months ended September 30, 2010. Net cash used in operating activities for the nine months ended September 30, 2011 included an increase in working capital balances, including increases in accounts receivable of $4.8 million and inventory of $27.2 million that were partially offset by increases in account and contractual payables of $25.5 million. The increase in accounts receivable for the nine months ended September 30, 2011 includes billings for recently delivered new railcars. The increase in inventories during the nine months ended September 30, 2011 reflects an increase in finished railcars ready to be delivered as well as the pre-purchase of materials for 2011 railcar orders to protect against increasing material costs. The increase in account and contractual payables during the nine months ended September 30, 2011 primarily represents material purchases to support increased production levels. Net cash used in operating activities for the nine months ended September 30, 2011 included pension contributions of $4.0 million and postretirement benefit plan contributions of $3.5 million. During the first nine months of 2010, our loss from operations and an increase in other working capital balances (including increases in inventory of $12.3 million and accounts receivable of $3.4 million) during the period were partially offset by an increase in customer deposits of $8.7 million. This prepayment was fully offset against shipments during 2010.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2011 was $8.2 million compared to $31.3 million for the nine months ended September 30, 2010. The most significant investing activities for the nine months ended September 30, 2011 were proceeds from the sale of railcars available for lease of $7.8 million and restricted cash withdrawals of $1.4 million. Net cash provided by investing activities for the nine months ended September 30, 2010 consisted of maturities of securities available for sale (net of purchases) of $30.0 million, restricted cash withdrawals (net of deposits) of $0.3 million, cash received on deposit for sale of property, plant and equipment of $1.8 million, offset by capital expenditures of $1.0 million.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2011 was less than $0.1 million compared to $1.1 million for the nine months ended September 30, 2010. Net cash used in financing activities for the nine months ended September 30, 2010 included $0.7 million of cash dividends paid to our stockholders, $0.2 million in employee restricted stock settlements and $0.1 million in deferred financing costs paid. We suspended payment of a cash dividend to our stockholders during the second quarter of 2010. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors that our board of directors considers to be relevant.

Capital Expenditures

Our capital expenditures were $0.8 million in the nine months ended September 30, 2011 compared to $1.0 million in the nine months ended September 30, 2010. Excluding unforeseen expenditures, management expects that capital expenditures to maintain our existing facilities will be approximately $2.2 million for the remainder of 2011. We continuously evaluate our manufacturing facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

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

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2011, there were no borrowings under the revolving credit facility and we had issued approximately $2.2 million in letters of credit under the revolving credit facility.

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

Internal Controls

On November 1, 2010, the Company acquired (through FCRS) the business assets of DTE Rail Services, Inc. (“DTE”). While Management does not expect significant changes to our financial reporting processes and related internal controls as a result of the DTE acquisition, we are currently in the process of evaluating the internal controls over financial reporting of FCRS. Except with respect to our acquisition of DTE, there was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FREIGHTCAR AMERICA, INC.

Date: November 1, 2011	By:	/S/ EDWARD J. WHALEN
Edward J. Whalen, President and Chief Executive Officer

	By:	/S/ JOSEPH E. MCNEELY
Joseph E. McNeely, Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.