Form 10-K
period 2011-12-31
FreightCar America, Inc.
filed 2012-03-29
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $297.2 million, based on the closing price of $25.34 per share on the Nasdaq Global Market.

As of March 7, 2012, there were 11,964,745 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2011.	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

We and our predecessors have been manufacturing railcars since 1901. We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of coal cars, which represented 93% of our deliveries of railcars in 2011 and 90% of our deliveries of railcars in 2010. The balance of our production consisted of a broad spectrum of railcar types. Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Both facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. During the fourth quarter of 2010, we expanded our presence in the railcar services sector by acquiring the business assets of DTE Rail Services, Inc. through our newly formed subsidiary FreightCar Rail Services, LLC (“FCRS”). FCRS provides railcar repair and maintenance, inspections, and railcar fleet management services for all types of freight railcars. FreightCar Rail Services, LLC has repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary.

We are the leading North American manufacturer of coal cars. We estimate that we have manufactured approximately 79% of the coal cars delivered over the three years ended December 31, 2011 in the North American market. Our BethGon® railcar has been the leading aluminum-bodied coal car sold in North America for nearly 20 years. Over the last 25 years, we believe we have built and introduced more types of coal cars than all other manufacturers in North America combined.

Our primary customers are railroads, shippers and financial institutions, which represented 83%, 2% and 1%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2011. In the year ended December 31, 2011, we delivered 6,188 railcars, including 4,500 aluminum-bodied coal cars. Our total backlog of firm orders for railcars increased from 2,054 railcars as of December 31, 2010 to 8,303 railcars as of December 31, 2011, representing estimated sales of $144 million and $560 million as of December 31, 2010 and 2011, respectively, attributable to such backlog. We offer railcar leasing and refurbishment alternatives to our customers, an approach designed to enhance our position as a full service provider to the railcar industry. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future.

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

Our portfolio of other railcar types includes the following: the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; the Articulated Bulk Container railcar designed to carry dense bulk products such as waste products in 20 foot containers; Intermodal Double Stack railcars, including a stand-alone, 40 foot well car and the DynaStack® articulated, 5-unit, 40 foot and 3-unit, 53 foot well cars for transportation of containers; a Small Cube Covered Hopper railcar used to transport high density products such as roofing granules, fly ash, sand and cement; a Mill Gondola Railcar used to transport steel products and scrap; Slab and Coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; Flat Railcars, Bulkhead Flat Railcars and Centerbeam Flat Railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest products and other bulky industrial products; a Woodchip Gondola Railcar designed to haul woodchips and municipal waste or other high-volume, low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry aggregates, iron ore, taconite pellets, petroleum coke and other bulk commodities. For example, our VersaFlood™ steel triple hopper aggregate car features a touch pad activated independent or fully automatic door system with an optional hybrid aluminum/carbon steel body design.

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

We have added 10 new or redesigned products to our portfolio in the last five years, including the AVC, slab and coil steel railcar, triple hopper and hybrid aluminum/stainless steel railcars, ore cars, ballast cars and aggregate cars. Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

With operations in Colorado, Indiana and Nebraska, we service freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. Separately, we also sell forged, cast and fabricated replacement parts for all of the railcars we produce, as well as those manufactured by others.

MANUFACTURING

We operate railcar production facilities in Danville, Illinois and Roanoke, Virginia. Our Danville and Roanoke facilities are each certified or approved for certification by the Association of American Railroads ( the“AAR”), which sets railcar manufacturing industry standards for quality control. At our Danville and Roanoke facilities, we will continue to adjust salaried and hourly labor personnel levels to coincide with production requirements.

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

In 2011, revenue from three customers, CSX Transportation Inc., Norfolk Southern Railway Company and BNSF Railway Company, accounted for approximately 52%, 24% and 5%, respectively, of total revenue. In 2011, sales to our top five customers accounted for approximately 85% of total revenue. Our railcar sales to customers outside the United States were $24.3 million in 2011. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to better understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing the products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $2.0 million, $0.8 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Railcar backlog at start of period	2,054	265	2,424
Railcars delivered	(6,188)	(2,229)	(3,377)
Railcar orders, net of cancellations	12,437	4,018	1,218

Railcar backlog at end of period	8,303	2,054	265

Estimated revenue from backlog at end of period (in thousands) (1)	$559,824	$144,306	$24,839

(1)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

Although our reported backlog is typically converted to sales within one year, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk Factors—Risks Related to Our Business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of the railcar may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.” The contracts covering approximately 64% of our backlog at December 31, 2011 include escalation clauses.

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

Our primary aluminum suppliers are Sapa Extrusions and Constellium (formerly Alcan Inc.). Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. We purchase steel primarily from U.S. sources, except for our roll-formed center sills, which we purchase from a single Canadian supplier. A center sill is the primary structural component of a railcar.

Our primary component suppliers include Amsted Industries, Inc., which supplies us with castings and couplers through its ASF-Keystone subsidiary and bearings through its Brenco subsidiary, and Standard Steel, which supplies us with wheels. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our roll-formed center sills, which were used in 100% and 76% of our railcars produced in 2011 and 2010, respectively. Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of wheels and other railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 175 suppliers. No single supplier accounted for more than 29% and 19% of our total purchases in 2011 and 2010, respectively. Our top ten suppliers accounted for 77% and 84% of our total purchases in 2011 and 2010, respectively.

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

EMPLOYEES

As of December 31, 2011, we had 941 employees, of whom 164 were salaried and 777 were hourly wage earner and approximately 430, or 46%, of our employees were members of unions. As of December 31, 2010, we had 464 employees, of whom 139 were salaried and 325 were hourly wage earners and approximately 174, or 38%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

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

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales represented, in the aggregate, approximately 53% of our total sales for the five-year period. In 2011, sales to our top three customers accounted for approximately 52%, 24% and 5%, respectively, of our total sales. In 2010, sales to our top three customers accounted for approximately 63%, 10% and 5%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Most of our individual customers do not make purchases every year, since they do not need to replace, replenish or increase their railcar fleets on a yearly basis. Many of our customers place orders for products on an as-needed basis, sometimes only once every few years. As a result, the order levels for railcars, the mix of railcar types ordered and the railcars ordered by any particular customer have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may be significantly affected by the number of railcars delivered and product mix of railcars delivered in any given quarterly period. Additionally, because we record the sale of a new and rebuilt railcar at the time (1) we complete production, (2) the railcar is accepted by the customer following inspection, (3) the risk for any damage or loss with respect to the railcar passes to the customer, and (4) title to the railcar transfers to the customer, and not when the order is taken, the timing of the completion, delivery and acceptance of significant customer orders will have a considerable effect on fluctuations in our quarterly results. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and, as such, these comparisons should not be relied upon as indicators of our future performance.

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

Coal cars are our primary railcar type, representing 82% and 74% of our sales revenues in 2011 and 2010, respectively, and 93% and 90% of the total railcars that we delivered in 2011 and 2010, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal car lines, to select an alternative energy source to coal, thereby reducing the demand for coal cars. For example, if utility companies were to begin preferring natural gas instead of coal as an energy source, demand for our coal car lines could decrease and our operating results could be negatively affected.

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

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the railcars that we produced in 2011 and 2010, 100% and 76%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

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

We also provide postretirement health care benefits for approximately 51 of our active employees and 715 of our retired employees. As of December 31, 2011, we have an unfunded $65.1 million accrual for our projected retiree health care costs, a substantial portion of which relates to a settlement with the union representing employees at our and our predecessors’ Johnstown manufacturing facilities. The terms of that settlement require the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The amount of the above-mentioned accrual assumes for accounting purposes a continuation of those monthly payments indefinitely after November 30, 2012 (as would be permitted under the settlement). However, the above-mentioned accrual could significantly increase or decrease, if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2011, our accumulated benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by $14.1 million. Management expects that any future obligations under our pension plans will be funded from our future cash flow from operations. If the performance of the assets in our pension plans does not meet our expectations or actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.

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

As of December 31, 2011, we had collective bargaining agreements with unions representing approximately 46% of our total active labor force. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We may engage in future acquisitions, which in each case could materially affect our business, operating results, and financial condition. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Future acquisitions may not strengthen our competitive position or achieve our desired goals and may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. There can be no assurance that we will be able to effectively manage the integration of businesses we may acquire in the future, or be able to retain and motivate key personnel from those businesses.

To the extent we expand our sales of products and services internationally, we will increase our exposure to international economic and political risks.

Conducting business outside the United States, for example through our sales to other countries, subjects us to various risks, including changing economic, legal and political conditions, work stoppages, currency fluctuations, terrorist activities directed at U.S. companies, armed conflicts and unexpected changes in the United States and the laws of other countries relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. If we fail to obtain and maintain certifications of our railcars and railcar parts in the various countries where we may operate, we may be unable to market and sell our railcars in those countries.

In addition, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit our operations and make the distribution of our products internationally more difficult. Furthermore, any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by non-U.S. governments and their respective agencies could affect our ability to export the railcars that we manufacture in the United States. The uncertainty of the legal environment could limit our ability to enforce our rights effectively.

The market price of our securities may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

Since our initial public offering in April 2005 until February 22, 2012, the trading price of our common stock ranged from a low of $12.82 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2011:

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

In addition to the properties listed above, we also have various leased or owned railroad easements or rights of way acquired during 2010 which we use in our railcar repair and maintenance business.

Item 3.	Legal Proceedings.

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 22, 2012, there were approximately 52 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2010, as reported on the Nasdaq Global Market.

	Common stock price
	High	Low	Dividend Declared
2011
Fourth quarter	$24.04	$13.47	$0.00
Third quarter	$28.71	$14.41	$0.00
Second quarter	$33.35	$23.66	$0.00
First quarter	$32.51	$27.23	$0.00

2010
Fourth quarter	$28.94	$24.03	$0.00
Third quarter	$25.50	$21.43	$0.00
Second quarter	$29.94	$22.62	$0.00
First quarter	$25.60	$18.60	$0.06

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law. Additionally, our revolving credit agreement contains a covenant requiring us to maintain minimum tangible net worth of $87.5 million, which effectively limits potential dividends to $46.6 million as of December 31, 2011. On February 17, 2012 our board of directors declared a cash dividend of $0.06 per share of our common stock, payable on March 5, 2012, to shareholders of record at the close of business on February 27, 2012.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2007 through December 31, 2011 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec.31, 2006	Jun.30, 2007	Dec.31, 2007	Jun.30, 2008	Dec.31, 2008	Jun.30, 2009	Dec.31, 2009	Jun.30, 2010	Dec.31, 2010	Jun.30, 2011	Dec.31, 2011
FreightCar America, Inc.	$100.00	$86.49	$63.47	$64.56	$33.37	$30.93	$36.72	$42.00	$53.74	$47.06	$38.90
Nasdaq Composite Index	$100.00	$108.17	$110.65	$96.07	$66.42	$77.70	$96.54	$90.16	$114.07	$119.79	$113.17
DJ Transportation Index	$100.00	$112.43	$101.43	$110.52	$79.72	$73.87	$94.55	$93.27	$119.89	$128.35	$119.86

Item 6.	Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2011 was derived from our audited consolidated financial statements and other operational information reported in Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except share and per share data and railcar amounts)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of operations data:
Revenues	$486,986	$142,889	$248,462	$746,390	$817,025
Gross profit	31,946	2,722	36,522	66,793	104,901
Selling, general and administrative expense	28,660	24,618	31,316	31,717	38,914
Gain on sale of railcars available for lease	(2,227)	—	—	—	—
Net income (loss) attributable to FreightCar America (1)	$4,935	$(12,771)	$4,940	$11,420	$27,459

Weighted average common shares outstanding — basic	11,916,292	11,896,148	11,861,366	11,788,400	12,115,712
Weighted average common shares outstanding—diluted	11,962,196	11,896,148	11,870,350	11,833,132	12,188,901

Per share data:
Net income (loss) per common share attributable to FreightCar America – basic	$0.41	$(1.07)	$0.42	$0.97	$2.27
Net income (loss) per common share attributable to FreightCar America – diluted	$0.41	$(1.07)	$0.42	$0.97	$2.25
Dividends declared per common share	$—	$0.06	$0.24	$0.24	$0.24

Other financial and operating data:
Investment in property, plant and equipment, railcars on operating leases and business acquisitions	$1,996	$24,750	$19,920	$42,192	$6,073
Railcars delivered	6,188	2,229	3,377	10,276	10,282
Railcar orders	12,437	4,018	1,218	7,301	6,366
Railcar backlog	8,303	2,054	265	2,424	5,399
Estimated revenue from backlog	$559,824	$144,306	$24,839	$183,441	$422,054

Balance sheet data (at period end):
Cash and cash equivalents	$101,870	$61,780	$98,015	$129,192	$197,042
Restricted cash	1,815	2,322	1,420	—	—
Total assets	345,463	310,643	335,566	383,293	354,119
Total debt, including capital leases	—	—	—	28	93
Total stockholders’ equity	197,334	192,580	206,253	204,826	199,063

(1)	For the year ended December 31, 2007, we recorded plant closure charges of $30.8 million relating to the planned closure of our Johnstown facility, which included curtailment and special termination benefits for our pension and postretirement benefit plans of $27.7 million, one-time employee termination benefits of $2.2 million and fixed asset impairment charges of $950,000. For the year ended December 31, 2008, we recorded additional plant closure charges of $20.0 million, which included special termination benefits for our pension and postretirement benefit plans of $19.0 million, and other related costs of $1.1 million. For the year ended December 31, 2009, we recorded plant closure income of $495,000 which represented insurance recoveries and adjustments to employment termination benefits. For the year ended December 31, 2010, we recorded plant closure income of $399,000 which represented the gain on sale of our Johnstown manufacturing facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Each of our railcar manufacturing facilities has the capability to manufacture a variety of types of railcars. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. During the fourth quarter of 2010, we expanded our presence in the railcar services sector by acquiring the business assets of DTE Rail Services, Inc. through our newly formed subsidiary, FCRS. FCRS provides railcar repair and maintenance, inspections and railcar fleet management services for all types of freight railcars. FCRS has repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. Our primary customers are financial institutions, shippers and railroads.

Railcar deliveries totaled 6,188 units for the year ended December 31, 2011, including delivery of 5,824 cars sold and delivery of 364 cars leased, compared to 2,229 units, including delivery of 2,079 cars sold and delivery of 150 cars leased, in the same period of 2010. Our total backlog of firm orders for railcars increased by 6,249 railcars, from 2,054 railcars as of December 31, 2010 to 8,303 railcars as of December 31, 2011. Our backlog at December 31, 2011 included 996 units to be built and placed on firm operating leases with independent third parties and 3,300 rebuilt units.

During the first quarter of 2011, we re-aligned our management reporting and performance structure, which resulted in separating the business into two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes administrative activities and all other non-operating activity.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal cars to modern, higher-capacity aluminum, hybrid aluminum and stainless steel, and stainless steel bodied coal cars.

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, primarily coal but also other products such as motor vehicles, steel products, forest products, minerals, cement and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Services segment revenue sources include parts sales, revenues related to the general maintenance and repair and inspections of railcars and revenue for fleet management services.

We generally manufacture railcars under firm orders from our customers. We recognize revenue, when (1) we complete the individual railcars, (2) the railcars are accepted by the customer following inspection, (3) the risk of any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. Deliveries include new and used cars sold, cars built and contracted under operating leases and rebuilt cars.

We value used railcars received at their estimated fair market value. The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of railcars may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the recent volatility in railcar deliveries, the cost of steel and aluminum, and our efforts to continually reduce manufacturing costs at our manufacturing facilities. Approximately 36% of the contracts covering our backlog at December 31, 2011 are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.

Operating income (loss)

Operating income (loss) represents revenues less cost of sales, gain on sale of railcars available for lease, selling, general and administrative expenses, and plant closure and sale income.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Revenues

Our consolidated revenues for the year ended December 31, 2011 were $487.0 million compared to $142.9 million for the year ended December 31, 2010. Manufacturing segment revenues for the year ended December 31, 2011 were $453.1 million compared to $126.0 million for the year ended December 31, 2010. The increase in Manufacturing segment revenues for 2011 compared to 2010 reflects a higher number of railcars delivered and higher average revenue per railcar. Our Manufacturing segment delivered 6,188 units (5,824 sold and 364 leased) for the year ended December 31, 2011, compared to deliveries of 2,229 units (2,079 sold and 150 leased) for the year ended December 31, 2010. Services segment revenues for the year ended December 31, 2011 were $33.9 million compared to $16.9 million for the year ended December 31, 2010. The increase in Services segment revenues for 2011 compared to 2010 reflects the inclusion of FCRS revenues for the full year of 2011 compared to 2010, which included FCRS revenues for two months, partially offset by lower parts sales.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2011 was $31.9 million compared to $2.7 million for the year ended December 31, 2010, representing an increase of $29.2 million. The increase in our consolidated gross profit for 2011 compared to 2010 reflects an increase in gross profit from our Manufacturing segment of $29.6 million and a decrease in Corporate costs of $0.8 million, which were partially offset by a decrease in gross profit from our Services segment of $1.2 million. The increase in gross profit for our Manufacturing segment for 2011 compared to 2010 levels is due to a higher number of railcars delivered, higher average revenue per railcar and improved utilization of our manufacturing capacity during 2011. The decrease in gross profit for our Services segment for 2011 compared to 2010 levels reflects lower parts sales and parts sales mix differences. Our consolidated gross margin rate was 6.6% for the year ended December 31, 2011 compared to 1.9% for the year ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $28.7 million compared to $24.6 million for the year ended December 31, 2010, representing an increase of $4.1 million, or 16%. This increase reflects increases in employee bonuses and stock compensation costs of $3.2 million, salaries of $1.6 million and product development costs of $1.1 million. These increases were partially offset by decreases in severance and management contract costs of $1.2 million and consulting costs of $1.1 million. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2011 were $6.0 million compared to $5.9 million for the year ended December 31, 2010. Services segment selling, general and administrative expenses for the year ended December 31, 2011 were $3.2 million compared to $0.6 million for the year ended December 31, 2010. The increase in Services segment selling, general and administrative expenses was primarily due to the inclusion of FCRS selling, general and administrative expenses for the full year of 2011 compared to two months of 2010. Corporate selling, general and administrative expenses for the year ended December 31, 2011 were $19.5 million compared to $18.1 million for the year ended December 31, 2010.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2011 was $2.2 million and represented the gain on sale of 264 leased railcars (with a net book value of $9.2 million) that the Company held in excess of twelve months from the date the railcars were initially leased. There was no gain on sale of railcars available for lease for the year ended December 31, 2010.

Plant Closure and Sale

Plant closure and sale income for the year ended December 31, 2010 represents the gain on the sale of our Johnstown manufacturing facility. There was no plant closure and sale income for the year ended December 31, 2011. See Note 3 to the consolidated financial statements.

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2011 was $5.5 million, compared to an operating loss of $21.5 million for the year ended December 31, 2010. Operating income for the Manufacturing segment was $25.9 million for the year ended December 31, 2011, compared to an operating loss of $5.8 million for the year ended December 31, 2010. The improvement in operating income for the Manufacturing segment reflects increased deliveries, gain on sale of railcars available for lease and improved utilization of our manufacturing facilities. Services segment operating income was $3.7 million for the year ended December 31, 2011 compared to $7.4 million for the year ended December 31, 2010. The decrease in Services segment operating income was primarily due to lower parts sales volume and an unfavorable parts sales mix for the 2011 period compared to 2010. Corporate costs were $24.1 million for the year ended December 31, 2011 compared to $23.1 million for the year ended December 31, 2010. The increase in Corporate costs was primarily due to increases in employee bonuses and stock compensation costs which were partially offset by decreases in severance and management contract costs and consulting costs.

Interest Expense/Income

Interest expense (consisting of commitment fees on our revolving credit facility and letter of credit fees) and deferred financing costs for the year ended December 31, 2011 were $0.2 million compared to $1.0 million for the year ended December 31, 2010. Amortization and write-off of deferred financing costs for the year ended December 31, 2010 included write-offs related to our prior credit facilities of $0.5 million. Reductions in interest expense for the 2011 period also resulted from a lower fee structure in our current revolving credit facility compared to our prior revolving credit facilities and increased utilization of cash-backed letters of credit rather than letters of credit backed by our revolving credit facility.

Income Taxes

The income tax provision was $0.4 million for the year ended December 31, 2011, compared to an income tax benefit of $9.5 million for the year ended December 31, 2010. The effective tax rates for the years ended December 31, 2011 and 2010, were 6.7% and 42.5%, respectively. The effective tax rate for the year ended December 31, 2011 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a $0.6 million benefit for tax-deductible goodwill and a benefit of $1.7 million resulting from applying a change in statutory state tax rates and a change in the estimated state tax apportionment on our deferred tax balances. The effective tax rate for the year ended December 31, 2010 was higher than the statutory U.S. federal income tax rate of 35% due to a 6.3% blended state tax rate and an increase of 2.7% for tax deductible goodwill offset by 1.6% for the impact of the domestic manufacturing deduction and nondeductible expenses.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $4.9 million for the year ended December 31, 2011, reflecting an increase of $17.7 million from net loss attributable to FreightCar America of $12.8 million for the year ended December 31, 2010. For 2011, our basic and diluted net income per share were both $0.41, on basic and diluted shares outstanding of 11,916,292 and 11,962,196, respectively. For 2010, our basic and diluted net loss per share was $1.07, on basic and diluted shares outstanding of 11,896,148.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Revenues

Our consolidated revenues for the year ended December 31, 2010 were $142.9 million compared to $248.5 million for the year ended December 31, 2009. Manufacturing segment revenues for the year ended December 31, 2010 were $126.0 million compared to $230.8 million for the year ended December 31, 2009. The decrease in Manufacturing segment revenues for the year ended December 31, 2010 compared to 2009 levels was due primarily to lower sales of coal cars driven by reduced industry demand. Railcar deliveries of 2,229 units for the year ended December 31, 2010 were 1,148 units below the 2009 deliveries of 3,377 units. Railcar deliveries for the year ended December 31, 2010 included delivery of 2,079 cars sold and delivery of 150 cars leased. Manufacturing segment revenues for the year ended December 31, 2009 included $3.9 million generated from contract termination fees resulting from a customer’s reduction of a sales order. Services segment revenues for the year ended December 31, 2010 were $16.9 million compared to $17.7 million for the year ended December 31, 2009. The decrease in Services segment revenues for the year ended December 31, 2010 compared to 2009 levels was due primarily to a decrease in revenues from parts sales for the year ended December 31, 2010 compared to 2009 levels, which was partially offset by $4.4 million of repair and maintenance, inspections and fleet management revenues resulting from our acquisition of the business assets of DTE Rail Services, Inc. on November 1, 2010.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2010 was $2.7 million compared to $36.5 million for the year ended December 31, 2009, representing a decrease of $33.8 million. The decrease in our consolidated gross profit for 2010 compared to 2009 reflects a decrease in gross profit from our Manufacturing segment of $34.8 million, which was partially offset by an increase in gross profit from our Services segment of $0.6 million and a decrease in Corporate costs. The decrease in gross profit for our Manufacturing segment for 2010 compared to 2009 levels reflects persistent challenging market conditions experienced during the year, the under-utilization of our fixed manufacturing capacity and competitive pricing dynamics. Manufacturing gross profit for 2009 includes a contract cancellation payment of $3.9 million. The increase in gross profit for our Services segment for 2010 compared to 2009 levels reflects a favorable parts sales mix, partially offset by a lower volume of parts sales. Our consolidated gross margin rate was 1.9% for the year ended December 31, 2010 compared to 14.7% for the year ended December 31, 2009. Our consolidated gross margin rate for 2009, while also influenced by the economic downturn, reflected a more favorable product mix, a better pricing environment relative to 2010 and the impact of the contract cancellation payment received in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 were $24.6 million compared to $31.3 million for the year ended December 31, 2009, representing a decrease of $6.7 million or 21%. This decrease reflects significant actions previously undertaken, eliminating employee bonuses for 2010 and lower severance costs in 2010 which decreased selling, general and administrative expenses by $3.2 million and $1.9 million, respectively. These decreases were partially offset by increases in consulting costs, including acquisition costs of $0.7 million. Selling, general and administrative expenses for the year ended December 31, 2009 included $1.0 million of costs associated with the restatement of our financial statements, $0.8 million of costs associated with the suspension of our salaried pension plan and $0.4 million of expenses associated with the implementation of our enterprise resource planning (“ERP”) system. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2010 were $5.9 million compared to $5.3 million for the year ended December 31, 2009. Services segment selling, general and administrative expenses for the year ended December 31, 2010 were $0.6 million compared to $1.0 million for the year ended December 31, 2009. Corporate selling, general and administrative expenses for the year ended December 31, 2010 were $18.1 million compared to $25.1 million for the year ended December 31, 2009.

Plant Closure and Sale

Plant closure and sale income for the year ended December 31, 2010 represents the gain on the sale of our Johnstown manufacturing facility while plant closure and sale income for the year ended December 31, 2009 represents insurance recoveries and accrual adjustments related to employee termination benefits. See Note 3 to the consolidated financial statements.

Operating Income (Loss)

Our consolidated operating loss for the year ended December 31, 2010 was $21.5 million compared to operating income of $5.7 million for the year ended December 31, 2009. Operating loss for the Manufacturing segment was $5.8 million for the year ended December 31, 2010, compared to operating income of $29.7 million for the year ended December 31, 2009. The operating loss for the Manufacturing segment for the year ended December 31, 2010 reflects the impact of the economic downturn that resulted in challenging market conditions during 2010, underutilization of our fixed manufacturing capacity and competitive pricing dynamics. Services segment operating income was $7.4 million for the year ended December 31, 2010 compared to $6.4 million for the year ended December 31, 2009. The increase in Services segment operating income was primarily due to a favorable part sales mix for the 2010 period compared to 2009 levels. Corporate costs were $23.1 million for the year ended December 31, 2010 compared to $30.4 million for the year ended December 31, 2009, due primarily to a reduction in selling, general and administrative expenses.

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

Income Taxes

The income tax benefit was $9.5 million for the year ended December 31, 2010, compared to a provision for income taxes of $0.2 million for the year ended December 31, 2009. The effective tax rates for the years ended December 31, 2010 and 2009, were 42.5% and 4.9%, respectively. The effective tax rate for the year ended December 31, 2010 was higher than the statutory U.S. federal income tax rate of 35% due to a 6.3% blended state tax rate, an increase of 2.7% for tax deductible goodwill offset by 1.6% for the impact of the domestic manufacturing deduction and nondeductible expenses. The effective tax rate for the year ended December 31, 2009 was lower than the statutory U.S. federal income tax rate of 35% due to a 13.9% blended state rate, a decrease of 12.1% for tax-deductible goodwill, a decrease of 8.7% for the impact of the rate change on deferred taxes, an increase of 3.2% caused by a change in the valuation allowance, an increase of 0.7% for nondeductible expenses and an increase of 0.7% for the effect of other differences.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2011 and 2010, were our cash and cash equivalent balances on hand, our securities available for sale and our revolving credit facilities. On July 29, 2010, we entered into a new $30.0 million senior secured revolving credit facility pursuant to a Loan and Security

Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of December 31, 2011, we had no borrowings or outstanding letters of credit under the revolving credit facility.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant effectively limits potential dividends to $46.6 million as of December 31, 2011. The Revolving Loan Agreement also provides for customary events of default. As of December 31, 2011, we had borrowing capacity of $30.0 million under the Revolving Loan Agreement and we were in compliance with all of the covenants contained in the agreement.

The Revolving Loan Agreement replaced our prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers and the lenders party thereto (the “Prior Credit Agreement”) and the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto (the “JAIX Credit Agreement”), which had been available to fund our leasing operations.

Our restricted cash balance was $1.8 million as of December 31, 2011, consisting of cash used to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit are scheduled to expire at various dates through November 2012. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the new revolving credit facility.

As of December 31, 2011, the net book value of railcars under operating leases was $54.7 million, the investment in which was funded by cash flows from operations. We anticipate that we may continue to offer railcars under operating leases to certain customers and pursue opportunities to sell leases in our portfolio. Additional railcars under operating leases may be funded by cash flows from operations, or we may pursue a new credit facility to fund railcars under operating leases, or both, as we evaluate our liquidity and capital resources.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2011, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.4 million and $65.1 million, respectively, which exceeded the fair value of plan assets by $14.1 million and $65.1 million, respectively. We made contributions of $4.4 million to our defined benefit pension plans during 2011. As disclosed in Note 12 to the consolidated financial statements, we expect to make contributions of $2.7 million to our defined benefit pension plans in 2012. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension

Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of approximately $4.5 million during 2011, and expect to make approximately $5.2 million in payments to our postretirement benefit plan in 2012. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$13,597	$3,281	$5,990	$2,066	$2,260
Material and component purchases	116,577	70,946	45,631	—	—

Total	$130,174	$74,227	$51,621	$2,066	$2,260

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.4 million related to a reserve for uncertain tax positions at December 31, 2011 because the timing of the payout of these amounts cannot be determined.

We are a party to letter agreements regarding terms of employment with our President and Chief Executive Officer, Vice President, Finance, Chief Financial Officer and Treasurer and Senior Vice President, Operations and employment agreements with certain other members of our executive management team. See Item 11. “Executive Compensation.”

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 12 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2012.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2011, 2010 and 2009:

(Amounts in thousands)
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$29,969	$(42,071)	$22,864
Investing activities	10,193	6,908	(51,284)
Financing activities	(72)	(1,072)	(2,757)

Total	$40,090	$(36,235)	$(31,177)

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

Our net cash provided by operating activities for the year ended December 31, 2011 was $30.0 million compared to net cash used in operating activities of $42.1 million for the year ended December 31, 2010. Our net cash provided by operating activities for the year ended December 31, 2011 included increases in account and contractual payables and customer deposits of $15.4 million and $14.4 million, respectively, and other working capital changes. The increase in account and contractual payables for the year ended December 31, 2011 primarily represents purchases of materials to support increased production levels. Net cash used in operating activities for the year ended December 31, 2010 included our loss from operations and an increase in working capital balances to support the increase in orders and planned production levels, including increases in inventory of $13.5 million, increases in prepaid expenses of $3.6 million, decreases in accounts payable of $5.1 million and decreases in accrued payroll and benefits of $3.9 million. Net cash provided by operating activities for the year ended December 31, 2009 included increases in cash due to changes in accounts receivable of $69.4 million and increases in cash due to changes in income taxes of $6.6 million, that were partially offset by decreases in cash due to changes in accounts payable of $29.9 million, decreases in cash due to changes in inventories of $18.3 million and decreases in cash related to changes in accrued pension and postretirement benefits of $10.6 million.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2011 was $10.2 million compared to net cash provided by investing activities of $6.9 million for the year ended December 31, 2010. The most significant investing activities for the year ended December 31, 2011 were the sale of railcars on operating leases for $11.7 million which, were partially offset by purchases of property, plant and equipment of $1.8 million. Net cash provided by investing activities for the year ended December 31, 2010 included maturities of securities available for sale (net of purchases) of $30.0 million, which were partially offset by business acquisition costs of $23.3 million. Net cash used in investing activities for the year ended December 31, 2009 included the cost of purchasing securities available for sale of $29.9 million (net of maturities), cost of railcars on operating leases produced or acquired of $15.6 million and capital expenditures of $4.3 million

Financing Activities. Net cash used in financing activities for the year ended December 31, 2011 was $72,000 compared to net cash used in financing activities of $1.1 million for the year ended December 31, 2010. Net cash used in financing activities for the year ended December 31, 2010 included $0.7 million of cash dividends paid to our stockholders, $0.2 million in employee restricted stock settlements and $0.1 million in deferred financing costs. Net cash used in financing activities for the year ended December 31, 2009 included $2.9 million of cash dividends paid to our stockholders, partially offset by a $0.1 million investment in noncontrolling interest by our joint venture partner.

Capital Expenditures

Our capital expenditures were $1.8 million for the year ended December 31, 2011 compared to $1.4 million for the year ended December 31, 2010. Capital expenditures for each of the years ended December 31, 2011 and 2010 were primarily cash outlays to maintain our existing facilities and cash outlays to add additional functionality to our ERP system that was implemented during 2009. For the year ended December 31, 2009, our capital expenditures were $19.9 million and consisted primarily of cash outlays for railcars available for lease and our ERP system.

Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $10.4 million in 2012 and will be used to maintain our existing railcar manufacturing and repair and maintenance facilities and provide for capacity expansion in certain facilities. Management continuously evaluates facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include long-lived assets, goodwill, pension and postretirement benefit assumptions, the valuation reserve on net deferred tax assets, warranty accrual and contingencies and litigation. Actual results could differ from those estimates.

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

In response to reduced industry demand for railcars, our manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009. As a result, we tested long-lived assets at our Roanoke and Danville facilities for recoverability as of December 31, 2009 using estimated future cash flows derived from our strategic plan. In connection with the analysis, we had to make estimates regarding future sales volumes, gross margins and selling, general and administrative expenses, as well as the split of future production levels between our two plants. The analysis assumed that our Roanoke facility would remain idle through December 31, 2010 and indicated that there was no impairment of the long-lived assets for the Roanoke, Virginia and Danville, Illinois facilities as of December 31, 2009. During the fourth quarter of 2010, our Roanoke facility began preparing to resume production by ordering material and hiring employees. In January 2011, our Roanoke facility resumed production as we had assumed in our 2009 impairment analysis. We did not perform an impairment analysis of long-lived assets during 2010 or 2011 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2010 or 2011.

Impairment of goodwill and intangible assets

We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents and customer related intangibles. We perform the goodwill impairment test required by ASC 350, Intangibles – Goodwill and Other, as of January 1 of each year. We test goodwill for impairment between annual tests if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying amount. We tested goodwill for impairment as of December 31, 2009 in connection with the economic downturn for new coal cars. We also tested goodwill for impairment as of December 31, 2010 due to the continued low production levels during 2010 and uncertainty as to when sustained demand for new coal cars will return.

Management estimates the valuation of our Company using a combination of methods, appropriate to the circumstances, including discounted future cash flows and our company’s market capitalization. We concluded that the estimated fair value of our Company’s net assets exceeded the carrying value as of the dates of our annual impairment tests for 2009, 2010 and 2011 and as of the dates of our interim impairment tests for 2009 and 2010. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

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

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 15.2% for our January 1, 2011 goodwill impairment valuation analyses for both our Manufacturing reporting unit and our Repair and Maintenance reporting unit.

In addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for two alternate scenarios, including the impact of a negative 15% adjustment to our new car build volume projections and the impact of a 1% increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method in the base case scenario to the two alternate scenarios. Each of these two alternate scenarios reduced the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method by between 4% and 13% compared to the estimated fair value of the net assets in our Manufacturing reporting unit in the base case, however in all scenarios the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value. Although future results may differ from those used in the base case scenario, management believes that the discounted cash flow method using the base case scenario is the best estimate of the lower range of fair value of our net assets as of January 1, 2011.

In addition to estimating the fair value of the net assets of our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method for two alternate scenarios, including the impact of a negative 10% adjustment to our repair volume projections and the impact of a 1% increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario and the estimated fair value of the net assets in our Repair and Maintenance reporting unit exceeded the carrying value. Although future results may differ from those used in the base case scenario, management believes that the discounted cash flow method using the base case scenario is the best estimate of the lower range of fair value of our net assets as of January 1, 2011.

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

In 2011, we assumed that the expected long-term rate of return on pension plan assets on a plan by plan basis would range from 6.56 % to 8.00%. As permitted under ASC 715 the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(475)	$475

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2011, we determined this rate on our postretirement welfare plan to be 4.8%, a decrease of 0.5% from the 5.26% rate used at December 31, 2010. At December 31, 2011, we determined this rate on our pension plans on a plan by plan basis with results ranging from 4.78% to 4.98%. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$87	$(94)

For the years ended December 31, 2011, 2010 and 2009, we recognized consolidated pre-tax pension cost of $(0.3) million, $0.3 million and $2.7 million, respectively. Pension costs for 2009 include accelerated recognition of unrecognized prior service cost of $0.8 million resulting from the suspension of our pension plan for salaried employees. We currently expect to make contributions of $2.7 million to our pension plans during 2012. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2011, 2010 and 2009, we recognized a consolidated pre-tax postretirement welfare benefit cost of $3.8 million, $4.0 million and $4.2 million, respectively. We currently expect to pay approximately $5.2 million during 2012 in postretirement welfare benefits.

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

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In evaluating whether it is more likely than not that our net deferred tax assets will be realized, we consider both positive and negative evidence including the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted under the tax law and such taxable income has not previously been used for carryback, future taxable income exclusive of reversing temporary differences and carryforwards based on near-term and longer-term projections of operating results and the length of the carryforward period. We evaluate the realizability of our net deferred tax assets and assess the valuation allowance on a quarterly basis, adjusting the amount of such allowance, if necessary. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins and loss of market share.

At December 31, 2011, we had total net deferred tax assets of $39.1 million. The railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a recovery in demand continuing for several years. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states and the foreign jurisdictions in which we operate. At December 31, 2011, we had a valuation allowance of $6.1 million against net operating losses and deferred tax assets in certain states and the foreign jurisdictions in which we operate.

Product warranties

We establish a warranty reserve for railcars sold and estimate the amount of the warranty accrual based on the history of warranty claims for the type of railcar, adjusted for significant known claims in excess of established reserves. Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years.

Revenue recognition

We recognize revenues on new and rebuilt railcars when (1) individual cars are completed, (2) the railcars are accepted by the customer following inspection, (3) the risk for any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. We do not record any returns or allowances against sales. We value used railcars received at their estimated fair market value at the date of receipt less a normal profit margin.

We recognize service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services have been completed and quality accepted. We recognize revenue from parts sales when the risk of any damage or loss and title passes to the customer and delivery has occurred.

We recognize operating lease revenue on Inventory on Lease on a contractual basis and recognize operating lease revenue on Railcars Available for Lease on a straight-line basis over the life of the lease. We recognize revenue from the sale of Inventory on Lease on a gross basis in manufacturing sales and cost of sales if the manufacture of the railcars and the sales process is completed within 12 months. We recognize revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued changes to Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, related to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Since these changes should not affect the outcome of the impairment analysis of a reporting unit, management does not anticipate that these changes will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued changes to ASC 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. The adoption of changes to ASC 220 will not impact our financial statements other than presentation.

In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement, to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards (IFRS). These changes clarify the application of existing fair value measurements and disclosures and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the our financial statements.

In December 2010, the FASB issued changes to ASC 805, Business Combinations, to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current-year business combination had occurred as of the beginning of the comparable prior annual reporting period. The existing supplemental pro forma disclosures were also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes to ASC 805 are effective for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of changes to ASC 805 had no impact on our financial statements.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and similar expressions in this prospectus to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual results could differ materially from those projected in the forward-looking statements.

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

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2011, there were no borrowings or outstanding letters of credit under the revolving credit facility.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.:

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.:

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 29, 2012

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$101,870	$61,780
Restricted cash	1,815	2,322
Accounts receivable, net of allowance for doubtful accounts of $19 and $216, respectively	10,125	4,106
Inventories	72,877	57,713
Inventory on lease	—	6,686
Other current assets	2,618	7,065
Deferred income taxes, net	10,982	10,804

Total current assets	200,287	150,476

Long-term inventory	—	7,793
Property, plant and equipment, net	35,984	40,503
Railcars available for lease, net	54,746	58,725
Goodwill	22,128	22,052
Deferred income taxes, net	28,150	26,203
Other long-term assets	4,168	4,891

Total assets	$345,463	$310,643

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$28,110	$12,882
Accrued payroll and employee benefits	5,611	4,129
Accrued postretirement benefits	5,174	5,347
Accrued warranty	7,795	7,932
Customer deposits	17,964	3,894
Other current liabilities	5,044	4,497

Total current liabilities	69,698	38,681

Accrued pension costs	14,202	15,689
Accrued postretirement benefits, less current portion	59,887	59,909
Accrued taxes and other long-term liabilities	4,342	3,784

Total liabilities	148,129	118,063

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2011 and 2010	127	127
Additional paid in capital	100,204	98,722
Treasury stock, at cost, 780,320 and 790,486 shares at December 31, 2011 and 2010, respectively	(35,904)	(36,539)
Accumulated other comprehensive loss	(22,302)	(20,000)
Retained earnings	155,209	150,274

Total FreightCar America stockholders’ equity	197,334	192,584
Noncontrolling interest in JV	—	(4)

Total stockholders’ equity	197,334	192,580

Total liabilities and stockholders’ equity	$345,463	$310,643

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$486,986	$142,889	$248,462
Cost of sales	455,040	140,167	211,940

Gross profit	31,946	2,722	36,522
Selling, general and administrative expenses	28,660	24,618	31,316
Gain on sale of railcars available for lease	(2,227)	—	—
Plant closure and sale income	—	(399)	(495)

Operating income (loss)	5,513	(21,497)	5,701
Interest income	6	89	124
Interest expense and deferred financing costs	(226)	(965)	(793)

Income (loss) before income taxes	5,293	(22,373)	5,032
Income tax provision (benefit)	354	(9,511)	248

Net income (loss)	4,939	(12,862)	4,784
Less: Net income (loss) attributable to noncontrolling interest in JV	4	(91)	(156)

Net income (loss) attributable to FreightCar America	$4,935	$(12,771)	$4,940

Net income (loss) per common share attributable to FreightCar America—basic	$0.41	$(1.07)	$0.42

Net income (loss) per common share attributable to FreightCar America—diluted	$0.41	$(1.07)	$0.42

Weighted average common shares outstanding—basic	11,916,292	11,896,148	11,861,366

Weighted average common shares outstanding—diluted	11,962,196	11,896,148	11,870,350

Dividends declared per common share	$—	$0.06	$0.24

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	FreightCar America Shareholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings		Total Stockholders’ Equity
	Common Stock			Treasury Stock				Noncontrolling Interest in JV
	Shares	Amount		Shares	Amount
Balance, January 1, 2009	12,731,678	$127	$98,253	(821,182)	$(38,871)	$(16,471)	$161,687	$101	$204,826

Net income	—	—	—	—	—	—	4,940	(156)	4,784
Pension liability activity, net of tax	—	—	—	—	—	785	—	—	785
Postretirement liability activity, net of tax	—	—	—	—	—	(2,896)	—	—	(2,896)
Unrealized holding gain on available for sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	—	—	2	—	—	2

Comprehensive income	—	—	—	—	—	—	—	—	2,677

Investment in noncontrolling interest by joint venture partner	—	—	—	—	—	—	—	142	142
Restricted stock awards	—	—	(1,969)	41,589	1,969	—	—	—	—
Forfeiture of restricted stock awards	—	—	221	(11,272)	(221)	—	—	—	—
Stock-based compensation recognized	—	—	1,829	—	—	—	—	—	1,829
Deficiency of tax benefit from stock-based compensation	—	—	(355)	—	—	—	—	—	(355)
Cash dividends	—	—	—	—	—	—	(2,866)	—	(2,866)

Balance, December 31, 2009	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253
Net (loss) income	—	—	—	—	—	—	(12,771)	(91)	(12,862)
Pension liability activity, net of tax	—	—	—	—	—	89	—	—	89
Postretirement liability activity, net of tax	—	—	—	—	—	(1,523)	—	—	(1,523)
Unrealized holding loss on available for sale securities, net of reclassification adjustment, net of tax	—	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	14	—	—	14

Comprehensive loss	—	—	—	—	—	—	—	—	(14,284)

Restricted stock awards	—	—	(1,202)	25,924	1,202	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,938)	(240)	—	—	—	(240)
Forfeiture of restricted stock awards	—	—	378	(15,607)	(378)	—	—	—	—
Stock-based compensation recognized	—	—	1,675	—	—	—	—	—	1,675
Deficiency of tax benefit from stock-based compensation	—	—	(108)	—	—	—	—	—	(108)
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580
Net income	—	—	—	—	—	—	4,935	4	4,939
Pension liability activity, net of tax	—	—	—	—	—	(1,978)	—	—	(1,978)
Postretirement liability activity, net of tax	—	—	—	—	—	(309)	—	—	(309)
Foreign currency translation adjustments	—	—	—	—	—	(15)	—	—	(15)

Comprehensive income	—	—	—	—	—	—	—	—	2,637

Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(3,413)	(88)	—	—	—	(88)
Forfeiture of restricted stock awards	—	—	69	(3,568)	(69)	—	—	—	—
Stock-based compensation recognized	—	—	2,189	—	—	—	—	—	2,189
Excess tax benefit from stock-based compensation	—	—	16	—	—	—	—	—	16

Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$—	$197,334

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$4,939	$(12,862)	$4,784
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,821	7,015	5,658
Gain on sale of railcars available for lease	(2,227)	—	—
Other non-cash items, net	3	(1,809)	4,231
Deferred income taxes	(682)	(7,738)	11,830
Compensation expense under stock option and restricted share award agreements	2,189	1,675	1,829
Changes in operating assets and liabilities:
Accounts receivable	(5,841)	3,320	69,392
Inventories	(7,945)	(13,482)	(18,314)
Inventory on lease	—	(6,686)	(1,420)
Other current assets	4,203	(3,612)	591
Account and contractual payables	15,395	(5,102)	(29,910)
Accrued payroll and employee benefits	1,482	(3,829)	(1,572)
Income taxes receivable/payable	(894)	3,260	(5,271)
Accrued warranty	(137)	(1,214)	(2,330)
Customer deposits and other current liabilities	14,414	(1,072)	(5,310)
Deferred revenue, non-current	222	(464)	(711)
Accrued pension costs and accrued postretirement benefits	(3,973)	529	(10,613)

Net cash flows provided by (used in) operating activities	29,969	(42,071)	22,864

Cash flows from investing activities
Restricted cash deposits	(1,115)	(5,644)	(5,658)
Restricted cash withdrawals	1,622	4,742	4,238
Purchase of securities available for sale	—	(29,982)	(49,933)
Sale of securities available for sale	—	—	19,986
Maturity of securities available for sale	—	59,996	—
Purchases of property, plant and equipment	(1,830)	(1,431)	(4,317)
Cost of railcars available for lease	—	—	(15,603)
Proceeds from sale of property, plant and equipment, railcars available for lease and assets held for sale	11,682	2,546	3
Acquisition of business	(166)	(23,319)	—

Net cash flows provided by (used in) investing activities	10,193	6,908	(51,284)

Cash flows from financing activities
Deferred financing costs paid	—	(116)	(5)
Employee restricted stock settlement	(88)	(240)	—
Investment in noncontrolling interest by joint venture partner	—	—	142
Excess tax benefit from stock-based compensation	16	—	—
Cash dividends paid to stockholders	—	(716)	(2,866)
Other financing activities	—	—	(28)

Net cash flows used in financing activities	(72)	(1,072)	(2,757)

Net increase (decrease) in cash and cash equivalents	40,090	(36,235)	(31,177)
Cash and cash equivalents at beginning of year	61,780	98,015	129,192

Cash and cash equivalents at end of year	$101,870	$61,780	$98,015

Supplemental cash flow information
Cash paid for:
Interest	$201	$341	$265

Income tax refunds received	$128	$5,763	$7,750

Income taxes paid	$—	$136	$175

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“America”), operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. (“JV”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”) , manufactures railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance, repairs and management. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Lakewood, Colorado; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations except JV, which is incorporated in India, Mauritius, which is incorporated in Mauritius and FCRS, which is a Delaware limited liability company. The Company’s direct and indirect subsidiaries are all wholly owned except JV, for which the Company (through Mauritius) has a 51% ownership interest.

On August 1, 2011, the Company terminated the term of the Joint Venture Agreement (the “JV Agreement”) that it entered into on January 22, 2008 with Titagarh Wagons Limited (“Titagarh”) to develop railcars for the Indian market. Pursuant to the JV Agreement, the Company and Titagarh formed JV to initially develop prototype cars based on the Company’s designs and to assess the market opportunity for railcar production in India. On August 1, 2011, due to Titagarh’s failure to cure its non-compliance with the JV Agreement, the Company notified Titagarh that the Company was exercising its unilateral right under the JV Agreement to terminate the term of the JV Agreement, effective immediately and as a result the net book value of JV on the Company’s financial statements, which was not material, has been written down to zero.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, JV (through August 1, 2011), Mauritius, FCRS and Short Line. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty and workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill and other intangibles for impairment and the valuation reserve on the net deferred tax asset. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

The Company’s cash and cash equivalents are primarily deposited with two U.S. financial institutions. Such deposits are in excess of federally insured limits.

Restricted Cash

The Company establishes restricted cash balances to collateralize certain standby letters of credit with respect to purchase price payment guarantees and performance guarantees and to support the Company’s worker’s compensation insurance claims. The restrictions expire upon completing the Company’s related obligation.

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash, accounts receivable and accounts payable) as of December 31, 2011 and 2010, have fair values that approximate their carrying values.

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

The Company classifies the inputs to valuation techniques used to measure fair value as follows:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2 —	Inputs other than quoted prices for Level 1 inputs that are either directly or indirectly observable for the asset or liability including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.

Level 3 —	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The Company’s inventory consists of work in progress and finished goods for individual customer contracts, used railcars acquired upon trade-in and railcar parts retained for sale to external parties or use by FCRS when providing maintenance and repair services to customers. Inventory on the Company’s consolidated balance sheets includes reserves of $1,508 and $913 relating to slow-moving inventory for parts and work in progress at December 31, 2011 and 2010, respectively.

Leased Railcars

The Company offers railcar leases to its customers at market rates with terms and conditions that have been negotiated with the customers. It is the Company’s strategy to actively market these leased assets for sale to leasing companies and financial institutions rather than holding them to maturity. If, as of the date of the initial lease, management determines that the sale of the railcars is probable, and transfer of the railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are classified as current assets on the balance sheet (Inventory on Lease). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Inventory on Lease is carried at the lower of cost or market value and is not depreciated. During 2009 inventory on lease was written down by $800 to market value. At the one-year anniversary of the initial lease or such earlier date when management no longer believes the leased railcars will be sold within one year of the initial lease, the leased railcars are reclassified from current assets (Inventory on Lease) to long-term assets (Railcars Available for Lease). Railcars Available for Lease are depreciated over 40 years from the date the railcars are placed in service under the initial lease.

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Description of Assets	Life
Buildings and improvements	15-40 years
Leasehold improvements	6-10 years
Machinery and equipment	3-7 years
Software	3-7 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

In response to reduced industry demand for railcars the Company’s manufacturing facility in Roanoke, Virginia ceased production of new railcars in July 2009. As a result, the Company tested long-lived assets at its Roanoke and Danville facilities for recoverability as of December 31, 2009 using estimated future cashflows derived from the Company’s strategic plan. In connection with the analysis, the Company had to make estimates regarding future sales volumes, gross margins and selling, general and administrative expenses, as well as the split of future production levels between the Company’s two plants. The 2009 analysis assumed that the Roanoke, Virginia facility would remain idle through December 31, 2010 and indicated that there was no impairment of the long-lived assets for the Roanoke, Virginia and Danville, Illinois facilities. During 2010, industry demand began to improve and the Roanoke facility began preparing to resume production by ordering material and hiring employees during the fourth quarter of 2010. In January 2011, the Roanoke facility resumed production as the Company had assumed in its 2009 impairment analysis. The Company did not perform an impairment analysis of long-lived assets during 2010 or 2011 because it did not identify any impairment indicators that it believed would have required long-lived assets its facilities to be tested for recoverability during 2010 or 2011.

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $1,957, $849 and $842 for the years ended December 31, 2011, 2010 and 2009, respectively. Such costs are reflected within selling, general and administrative expenses in the consolidated statements of income.

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

Management estimates the valuation of the Company and its reporting units using a combination of methods, appropriate to the circumstances, including discounted future cash flows and the Company’s market capitalization. There was no adjustment required based on the annual impairment tests for 2009, 2010 and 2011 or the interim impairment tests as of December 31, 2009 and 2010.

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

Management evaluates deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized. In making this determination, management evaluates both positive evidence, such as cumulative pre-tax income for the previous four years, the projection of future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

taxable income, the reversals of existing taxable temporary differences and tax planning strategies, and negative evidence, such as any recent history of historical losses and any projected losses. We evaluate the realizability of our net deferred tax assets and assess the valuation allowance on a quarterly basis, adjusting the amount of such allowance as necessary.

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

Product Warranties

The Company establishes a warranty reserve for new railcar sales at the time of sale, estimates the amount of the warranty accrual for new railcars sold based on the history of warranty claims for the type of railcar, and adjusts the reserve for claim activity and changes in reserve estimates.

Revenue Recognition

Revenues on new and rebuilt railcars are recognized when (1) individual cars are completed, (2) the railcars are accepted by the customer following inspection, (3) the risk for any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. There are no sales returns or allowances. Used railcars received are valued at their estimated fair market value at the date of receipt less a profit margin.

The Company recognizes service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services have been completed and quality accepted. The Company recognizes revenue from parts sales when the risk of any damage or loss and title passes to the customer and delivery has occurred.

The Company recognizes operating lease revenue on Inventory on Lease on a contractual basis and recognizes operating lease revenue on Railcars Available for Lease on a straight-line basis over the life of the lease. The Company recognizes revenue from the sale of Inventory on Lease on a gross basis in manufacturing sales and cost of sales if the manufacture of the railcars and the sales process is completed within 12 months. The Company recognizes revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

The Company accrues for loss contracts when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

The Company records amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, and records related costs in cost of sales.

Earnings Per Share

Basic earnings per share are calculated as net income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the respective period, excluding unvested restricted shares. Diluted earnings per share are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares outstanding plus dilutive common stock equivalents (such as unvested restricted shares and stock options) outstanding during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation – Stock Compensation for its stock-based compensation plan. As a result, the Company recognizes stock-based compensation expense for stock awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. See Note 14.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued changes to Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, related to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Since these changes should not affect the outcome of the impairment analysis of a reporting unit, management does not anticipate that these changes will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued changes to ASC 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. The adoption of changes to ASC 220 will not impact the Company’s financial statements other than presentation.

In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement, to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards (IFRS). These changes clarify the application of existing fair value measurements and disclosures and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued changes to ASC 805, Business Combinations to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current-year business combination had occurred as of the beginning of the comparable prior annual reporting period. The existing supplemental pro forma disclosures were also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes to ASC 805 are effective for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of changes to ASC 805 had no impact on the Company’s financial statements.

As of January 1, 2010, the Company adopted the FASB’s changes to ASC 810, Consolidation. These changes require the Company to perform an analysis to determine whether the Company’s variable interest gives it a controlling financial interest in a variable interest entity and to perform ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. These changes to ASC 810 eliminate the solely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

quantitative approach previously required for determining the primary beneficiary of a variable interest entity and add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. These changes to ASC 810 also require enhanced disclosures to provide users of financial statements with more transparent information about the Company’s involvement in a variable interest entity. The adoption of changes to ASC 810 had no impact on the Company’s financial statements.

Note 3 – Plant Closure and Sale

In December 2007, the Company announced that it planned to close its manufacturing facility located in Johnstown, Pennsylvania. On June 24, 2008, the Company announced a tentative global settlement that would resolve all legal disputes relating to the Johnstown facility and its workforce, including a class action, a contested arbitration ruling and other pending grievance proceedings. The settlement provided special pension benefits to certain workers at the Johnstown manufacturing facility and deferred vested benefits to other workers, as well as health care benefits, severance pay and/or settlement bonus payments to workers depending on their years of service at the facility. Plant closure income of $495 for the year ended December 31, 2009 represents insurance recoveries and adjustments related to employment termination benefits recorded in prior periods. During 2010, the sale of the Johnstown manufacturing facility was completed, resulting in a gain on sale of $399 which has been included in plant closure and sale income.

Note 4 – Fair Value Measurements

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

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$77,004	$—	$—	$77,004

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$51,674	$—	$—	$51,674
Restricted cash equivalents	$1,212	$—	$—	$1,212

Note 5 – Inventories

Inventories consist of the following:

	December 31,
	2011	2010
Work in progress	$66,713	$50,912
Finished new railcars	1,061	—
Used railcars acquired upon trade-in	558	2,274
Parts and service inventory	4,545	4,527

Total inventories	$72,877	$57,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

The above table excludes inventory classified as long-term assets of $0 and $7,793 as of December 31, 2011 and 2010, respectively.

Note 6 – Leased Railcars

Leased railcars at December 31, 2011 included Railcars Available for Lease classified as long-term assets of $54,746 (cost of $59,217 and accumulated depreciation of $4,471). Leased railcars at December 31, 2010 included Inventory on Lease classified as current assets of $6,686 and Railcars Available for Lease classified as long-term assets of $58,725 (cost of $62,414 and accumulated depreciation of $3,689). The Company’s lease utilization rate for railcars in its lease fleet, including those classified as Inventory on Lease and those classified as Railcars Available for Lease, was 100% at December 31, 2011 and 94% at December 31, 2010. Depreciation expense on leased railcars was $1,980, $1,798 and $1,291 for the years ended December 31, 2011, 2010 and 2009, respectively.

Leased railcars at December 31, 2011 are subject to lease agreements with external customers with terms of up to ten years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2011 are as follows:

Year ending December 31, 2012	$5,203
Year ending December 31, 2013	4,693
Year ending December 31, 2014	3,964
Year ending December 31, 2015	2,058
Year ending December 31, 2016	1,696
Thereafter	5,752

$23,366

Note 7 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2011	2010
Land (including easements)	$2,203	$2,203

Buildings and improvements	23,957	22,260
Leasehold improvements	4,726	4,726
Machinery and equipment	29,169	30,188
Software	8,352	6,837

Cost of buildings and improvements, leasehold improvements, machinery and equipment	66,204	64,011
Less: Accumulated depreciation and amortization	(33,269)	(27,097)

Buildings and, improvements, leasehold improvements, machinery and equipment net of accumulated depreciation and amortization	32,935	36,914
Construction in process	846	1,386

Total property, plant and equipment	$35,984	$40,503

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $6,208, $4,603 and $3,777, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Note 8 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2011	2010
Patents	$13,097	$13,097
Accumulated amortization	(10,376)	(9,786)

Patents, net of accumulated amortization	2,721	3,311

Customer-related intangibles	1,300	1,300
Accumulated amortization	(64)	(22)

Customer-related intangibles, net of accumulated amortization	1,236	1,278

Total amortizing intangibles	$3,957	$4,589

Goodwill	$22,128	$22,052

The Company recorded goodwill of $531 and customer-related intangibles of $1,300 in connection with FCRS’ acquisition of the business assets of DTE Rail Services, Inc. during the fourth quarter of 2010. During the first quarter of 2011, the Company finalized the working capital adjustment related to this acquisition and paid an additional $166. As a result, the preliminary purchase price allocation was revised accordingly. The Company also revised the preliminary purchase price allocation for property, plant and equipment, asset retirement obligations and environmental liabilities, which resulted in a $76 increase to goodwill, bringing total goodwill related to the acquisition to $607. Goodwill was recorded based on the amount by which the purchase price exceeded the preliminary fair value of the net assets acquired. The fair value of customer-related intangibles was estimated using a discounted cash flow model which included assumptions concerning projected growth rates as well as historical customer attrition. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 19 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $43 and $22 for the years ended December 31, 2011 and 2010, respectively, and $0 for the year ended December 31, 2009.

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 5 years. Amortization expense related to patents, which is included in cost of sales, was $590 for the year ended December 31, 2011 and $591 for each of the years ended December 31, 2010 and 2009.

Estimated future intangible amortization at December 31, 2011 is as follows:

Year ending December 31, 2012	$738
Year ending December 31, 2013	739
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Thereafter	540

$3,957

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the years ended December 31, 2011, 2010 and 2009, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	December 31,
	2011	2010	2009
Balance at the beginning of the year	$7,932	$9,146	$11,476
Warranties issued during the year	1,696	408	814
Reductions for payments, costs of repairs and other	(717)	(1,604)	(2,706)
Adjustments to prior warranties	(1,116)	(18)	(438)

Balance at the end of the year	$7,795	$7,932	$9,146

Note 10 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of December 31, 2011 and 2010, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had $0 and $1,372 in outstanding letters of credit under the revolving credit facility as of December 31, 2011 and 2010, respectively.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant in the Revolving Loan Agreement effectively limits potential dividends to $46.6 million as of December 31, 2011. The Revolving Loan Agreement also provides for customary events of default. As of December 31, 2011, the Company was in compliance with all of the covenants contained in the agreement.

The Revolving Loan Agreement replaced the Company’s prior revolving credit facility under the Second Amended and Restated Credit Agreement dated August 24, 2007, as amended, among certain of the Borrowers and the lenders party thereto (the “Prior Credit Agreement”) and the Credit Agreement dated September 30, 2008, as amended, among JAIX Leasing Company and the lenders party thereto (the “JAIX Credit Agreement”), which had been available to fund the Company’s leasing operations. The Company had no borrowings outstanding under the Prior Credit Agreement or the JAIX Credit Agreement when they were cancelled as of July 29, 2010. During the third quarter of 2010, the Company wrote off $518 in unamortized deferred financing costs related to these terminated agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2009
Pension liability activity	$1,266	$(481)	$785
Postretirement liability activity	(4,643)	1,747	(2,896)
Change in foreign currency translation adjustments	2	—	2
Change in unrealized holding gains on securities available for sale, net of reclassification adjustment	3	(1)	2

	$(3,372)	$1,265	$(2,107)

Year ended December 31, 2010
Pension liability activity	$264	$(175)	$89
Postretirement liability activity	(2,344)	821	(1,523)
Change in foreign currency translation adjustments	14	—	14
Change in unrealized holding gains on securities available for sale, net of reclassification adjustment	(3)	1	(2)

	$(2,069)	$647	$(1,422)

Year ended December 31, 2011
Pension liability activity	$(3,210)	$1,232	$(1,978)
Postretirement liability activity	(502)	193	(309)
Change in foreign currency translation adjustments	(15)	—	(15)

	$(3,727)	$1,425	$(2,302)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2011	2010
Unrecognized pension cost, net of tax of $7,739 and $6,506	$(12,943)	$(10,966)
Unrecognized postretirement cost, net of tax of $5,563 and $5,370	(9,359)	(9,050)
Foreign currency translation adjustments, net of tax of $0 and $0	—	16

	$(22,302)	$(20,000)

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

The Company’s decision in December 2007 to close its manufacturing facility in Johnstown, Pennsylvania significantly affected current and future employment levels and resulted in a decrease in the estimated remaining future service years for the employees covered by the plans. The decrease in the estimated remaining future service years resulted in plan curtailments for the defined benefit pension plans and the postretirement benefit plan and caused the Company to recognize in 2007 a substantial portion of the net actuarial losses and prior service costs relating to these plans that had not yet been recognized in earnings. In addition, the plant closure decision triggered contractual special pension benefits and contractual termination benefits for the Company’s postretirement plan that totaled $18,977 and were recognized in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement require the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company’s current postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments indefinitely after November 30, 2012 (as would be permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease, if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2011 and 2010, are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation—Beginning of year	$62,296	$61,462	$65,256	$63,291
Service cost	—	—	55	57
Interest cost	3,136	3,422	3,211	3,481
Actuarial loss (gain)	2,411	3,181	1,032	2,767
Benefits paid	(5,440)	(5,769)	(4,493)	(4,340)

Benefit obligation—End of year	62,403	62,296	65,061	65,256

Change in plan assets
Plan assets—Beginning of year	46,752	45,916	—	—
Return on plan assets	2,633	6,577	—	—
Employer contributions	4,405	28	4,493	4,340
Benefits paid	(5,440)	(5,769)	(4,493)	(4,340)

Plan assets at fair value—End of year	48,350	46,752	—	—

Funded status of plans—End of year	$(14,053)	$(15,544)	$(65,061)	$(65,256)

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$149	$145	$—	$—
Current liabilities	—	—	(5,174)	(5,347)
Noncurrent liabilities	(14,202)	(15,689)	(59,887)	(59,909)

Net amount recognized at December 31	$(14,053)	$(15,544)	$(65,061)	$(65,256)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2011 and 2010, are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Net actuarial loss	$20,682	$17,472	$13,915	$13,172
Prior service cost	—	—	1,007	1,248

	$20,682	$17,472	$14,922	$14,420

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 is $511. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are $404 and $241, respectively.

Components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$—	$—	$408	$55	$57	$58
Interest cost	3,136	3,422	3,843	3,211	3,481	3,949
Expected return on plan assets	(3,797)	(3,557)	(2,943)	—	—	—
Amortization of unrecognized prior service cost	—	—	103	241	241	241
Amortization of unrecognized net loss	365	425	492	289	182	—
Curtailment recognition	—	—	786	—	—	—

Total net periodic benefit cost	$(296)	$290	$2,689	$3,796	$3,961	$4,248

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2011 and 2010, are as follows:

	00000000	00000000	00000000	00000000
	2011		2010
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss	$3,575	$1,032	$161	$2,767
Amortization of net actuarial gain	(365)	(289)	(425)	(182)
Amortization of prior service cost	—	(241)	—	(241)

Total recognized in accumulated other comprehensive loss (gain)	$3,210	$502	$(264)	$2,344

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2011:

	Pension Benefits	Postretirement Benefits
2012	$5,346	$5,200
2013	5,001	5,000
2014	4,634	4,900
2015	4,283	4,800
2016	3,978	4,700
2017 through 2021	18,059	21,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

The Company expects to make $2,667 in contributions to its pension plans in 2012 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rates	4.90%	5.36%	4.80%	5.26%
Rate of compensation increase	N/A	N/A

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.36%	5.76%	6.85%	5.26%	5.76%	6.85%
Expected return on plan assets	7.99%	8.25%	8.25%	—	—	—
Rate of compensation increase	N/A	N/A	3.00%	—	—	—

Assumed health care cost trend rates at December 31 are set forth below:

	2011	2010	2009
Health care cost trend rate assigned for next year	9.00%	9.00%	9.00%
Rate to which cost trend is assumed to decline	5.50%	5.00%	5.50%
Year the rate reaches the ultimate trend rate	2017	2018	2016

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ weighted average asset allocations at December 31, 2011 and 2010, and target allocations for 2012, by asset category, are as follows:

	00000	00000	00000
	Plan Assets at December 31,		Target Allocation
	2011	2010	2012
Asset Category
Equity securities	53%	58%	55%
Debt securities	42%	38%	40%
Real estate	5%	4%	5%

	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2011 and 2010:

	00000000	00000000	00000000	00000000
Pension Plan Assets	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$20,435	$—	$—	$20,435
Large cap stock fund	14,429	—	—	14,429
Small cap stock fund	4,612	—	—	4,612
International fund	6,340	—	—	6,340
Real estate fund	1,962	—	—	1,962
Cash and cash equivalents	572	—	—	572

Total	$48,350	$—	$—	$48,350

	00000000	00000000	00000000	00000000
Pension Plan Assets	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$17,707	$—	$—	$17,707
Large cap stock fund	15,526	—	—	15,526
Small cap stock fund	4,483	—	—	4,483
International fund	7,134	—	—	7,134
Real estate fund	1,848	—	—	1,848
Cash and cash equivalents	54	—	—	54

Total	$46,752	$—	$—	$46,752

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions, years of service and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,409, $706 and $1,007 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Note 13 – Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2011	2010	2009
Current taxes
Federal	$6	$(643)	$(10,729)
State	753	(910)	(769)

	759	(1,553)	(11,498)

Deferred taxes
Federal	1,870	(6,705)	12,358
State	(2,551)	(1,033)	(572)

	(681)	(7,738)	11,786

Interest expense, gross of related tax effects	276	(220)	(40)

Total	$354	$(9,511)	$248

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4%	6.3%	(13.9)%
Valuation allowance	3.8%	10.0%	3.2%
Goodwill amortization	(11.5)%	2.7%	(12.1)%
Manufacturing deduction	—	(1.4)%	—
Nondeductible expenses	2.9%	(0.2)%	0.7%
State rate and other changes on deferred taxes	(31.1)%	(11.0)%	(8.7)%
Uncertain tax positions	2.8%	(1.8)%	(1.6)%
Other	1.4%	2.9%	2.3%

Effective income tax rate	6.7%	42.5%	4.9%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	December 31, 2011		December 31, 2010
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits-long-term	$31,966	$—	$30,215	$—
Intangible assets	—	(1,617)	—	(755)
Accrued workers’ compensation costs	465	—	572	—
Accrued warranty costs	3,501	—	3,514	—
IRC Section 481(a)	—	(396)	—	(745)
Accrued bonuses	1,109	—	—	—
Accrued vacation	667	—	419	—
Accrued contingencies	3,033	—	2,598	—
Accrued severance	285	—	832	—
Inventory valuation	1,392	—	2,440	—
Property, plant and equipment and railcars on operating leases	—	(19,317)	—	(19,290)
Net operating loss carryforwards	22,392	—	21,728	—
Stock compensation expense	1,731	—	986	—
Other	—	(8)	116	—

	66,541	(21,338)	63,420	(20,790)
Valuation allowance	(6,071)	—	(5,623)	—

Deferred tax assets (liabilities)	$60,470	$(21,338)	$57,797	$(20,790)

Increase (decrease) in valuation allowance	$448		$(3,497)

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

In evaluating whether it is more likely than not that the net deferred tax assets will be realized, we considered both positive and negative evidence including the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted under the tax law and such taxable income has not previously been used for carryback, future taxable income exclusive of reversing temporary differences and carryforwards based on near-term and longer-term projections of operating results and the length of the carryforward period. The railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a recovery in demand continuing for several years. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain state net operating loss carryforwards of $119,586, which will expire between 2015 and 2031, of which $57,920 have a full valuation allowance recorded. These are early stage operations for which it cannot yet be demonstrated that it is more likely than not the deferred tax assets will be realized. The losses associated with these jurisdictions will begin to expire in 2014. The Company has federal net operating loss carryforwards of $41,948 which will expire in 2030.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	2011	2010	2009
Beginning of year balance	$2,144	$4,008	$4,352
Increases in prior period tax positions	92	27	17
Decreases in prior period tax positions	(11)	(1,117)	—
Decreases relating to expiring statutes of limitations	—	(774)	(361)

End of year balance	$2,225	$2,144	$4,008

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $1,978, $1,897 and $2,643 as of December 31, 2011, 2010 and 2009, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $95 of expense (net of a federal tax benefit of $74), $168 of benefit (net of a federal tax expense of $52) and $23 of benefit (net of a federal tax expense of $17) related to interest and penalties for the years ended December 31, 2011 2010 and 2009, respectively. The Company records interest and penalties with tax expense. Such expenses brought the balance of accrued interest and penalties to $1,424, $1,255 and $1,476 at December 31, 2011, 2010 and 2009, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open To Examination
U.S. Federal	2007
States:
Pennsylvania	2000
Virginia	2007
Illinois	2007
Colorado	2010
Indiana	2010
Nebraska	2010
Foreign:
India	2008
Mauritius	2009

Note 14 – Stock-Based Compensation

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

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Under the Incentive Plan, 1,659,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 671,987 were available for issuance at December 31, 2011.

The Company recognizes stock compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. Stock-based compensation expense of $2,189, $1,675 and $1,829 is included within selling, general and administrative expense for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized on the income statement for share-based compensation arrangements was $827, $629 and $689 for the years ended December 31, 2011, 2010 and 2009, respectively.

On October 3, 2011, the Company awarded 10,000 non-qualified stock options to an employee of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on October 3, 2012 and have a contractual term of 10 years. The exercise price of each option is $14.01, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $6.61 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is the vesting period. The following assumptions were used to value the October 3, 2011 stock options: expected lives of the options of 6 years; expected volatility of 49.83%; risk-free interest rate of 0.87%; and expected dividend yield of 0%.

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

On January 26, 2010, the Company awarded 200,000 non-qualified stock options to the Chief Executive Officer of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options vested in two equal annual installments beginning on December 18, 2010 and have a contractual term of 10 years. The exercise price of each option is $19.96, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $9.02 per option was recognized over the vesting period. The following assumptions were used to value the January 26, 2010 stock options: expected lives of the options of 5.75 years; expected volatility of 51.96%; risk-free interest rate of 2.38%; and expected dividend yield of 1.21%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

Expected life in years for all stock options awards was determined using the simplified method. The Company believes that it is appropriate to use the simplified method in determining the expected life for options granted after 2007 because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for stock options awarded after 2007 and due to the limited number of stock option grants to date. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant.

A summary of the Company’s stock options activity and related information at December 31, 2011 and 2010, and changes during the years then ended, is presented below:

	December 31,
	2011		2010
	Options Outstanding	Weighted- Average Exercise Price (per share)	Options Outstanding	Weighted- Average Exercise Price (per share)
Outstanding at the beginning of the year	321,000	$22.51	68,660	$33.12
Granted	126,950	28.63	274,310	20.16
Exercised	—	—	—	—
Forfeited or expired	(7,170)	26.78	(21,970)	26.33

Outstanding at the end of the year	440,780	$24.20	321,000	$22.51

Exercisable at the end of the year	276,514	$22.80	140,336	$24.34

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2011, 2010 and 2009, was $13.98, $9.16 and $8.13, respectively.

A summary of the Company’s stock options outstanding as of December 31, 2011 is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding	440,780	8.1	$24.20	$287
Vested or expected to vest	435,093	8.1	$24.16	$286
Options exercisable	276,514	7.6	$22.80	$205

There were no stock options exercised during each of the years ended December 31, 2011 and December 31, 2010. As of December 31, 2011, there was $1,336 of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period of 23 months.

A summary of the Company’s nonvested restricted shares as of December 31, 2011 and 2010, and changes during the years then ended is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	December 31,
	2011		2010
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the year	34,827	$25.75	73,499	$29.61
Granted	17,147	29.30	25,924	27.26
Vested	(19,880)	26.58	(48,989)	33.33
Forfeited	(3,568)	27.74	(15,607)	24.53

Nonvested at the end of the year	28,526	$27.06	34,827	$25.75

Expected to vest	25,818	$27.21	34,669	$25.93

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2011, 2010 and 2009, was $29.30, $27.26 and $17.95, respectively. The fair value of stock awards vested during the years ended December 31, 2011, 2010 and 2009, was $566, $1,264 and $781, respectively, based on the value at vesting date. The actual tax benefit realized for the tax deductions from vesting of stock awards was $213, $476 and $255 for the years ended December 31, 2011, 2010 and 2009, respectively, of which $16, $(108) and $(355), respectively, was recorded to additional paid in capital as (tax deficiency)/excess tax benefit from stock-based compensation. As of December 31, 2011, there was $394 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 17 months.

Note 15 – Risks and Contingencies

The Company is involved in various warranty and repair claims and in certain cases, related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty and legal provisions, if any, are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. The parties have been conducting coordinated discovery in both matters. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies utilizing guidance provided in ASC 450, Contingencies. As required by ASC 450, the Company estimates the likelihood that a future event or events will confirm the loss of an asset or incurrence of a liability. When information available prior to issuance of the Company’s financial statements indicates that in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

Note 16 – Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2021. The leases generally contain specific renewal options at lease-end at the then fair market amounts.

Future minimum lease payments at December 31, 2011 are as follows:

2012	$3,281
2013	3,138
2014	2,852
2015	1,189
2016	877
Thereafter	2,260

$13,597

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2011, 2010 and 2009, was approximately $2,812, $2,594 and $2,332, respectively.

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars and at December 31, 2011, these purchase commitments totaled $29,088. The Company expects to take delivery of such materials during 2012.

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2011, the Company had purchase commitments under these agreements of $41,858, $27,078 and $18,553 for 2012, 2013 and 2014, respectively. Purchases related to these agreements were approximately $14,956, $27,061 and $37,310 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Note 17 – Earnings Per Share

The weighted average common shares outstanding are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding	11,916,292	11,896,148	11,861,366
Dilutive effect of employee stock options and restricted share awards	45,904	—	8,984

Weighted average diluted common shares outstanding	11,962,196	11,896,148	11,870,350

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the year ended December 31, 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the years ended December 31, 2011 and 2009, 442,656 and 41,129 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended December 31,
	2011	2010	2009
New railcar sales	$444,810	$112,413	$217,046
Used railcar sales	2,772	7,849	818
Parts sales	10,610	12,423	17,406
Leasing revenues	5,468	5,384	5,812
Maintenance, repair and rebuild revenues	22,643	4,648	3,446
Other sales	683	172	3,934

	$486,986	$142,889	$248,462

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers each accounted for 52%, 24% and 5%, respectively, of revenues for the year ended December 31, 2011 and $4.6 million of the Company’s accounts receivable at December 31, 2011 was due from one customer. Sales to the Company’s top three customers accounted for 63%, 10% and 5%, respectively, of revenues for the year ended December 31, 2010. Sales to the Company’s top three customers accounted for 15%, 15% and 14%, respectively, of revenues for the year ended December 31, 2009.

The Company’s sales to customers outside the United States were $24,343, $19,641 and $9,550 in 2011, 2010 and 2009, respectively.

Note 19 – Labor Agreements

A collective bargaining agreement at one of the Company’s facilities covered approximately 42% and 36% of the Company’s active labor force at December 31, 2011 and 2010, respectively, under an agreement that expires in October 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

An additional collective bargaining agreement at a different facility covered approximately 3% of the Company’s active labor force at December 31, 2011 and expires on March 31, 2013.

Note 20 – Selected Quarterly Financial Data (Unaudited)

(Dollar amounts in thousands except per share data)

Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$72,240	$97,583	$130,103	$187,060
Gross Profit	2,242	3,965	9,117	16,622
Net income (loss) attributable to FreightCar America	(1,290)	184	(2,441)	8,482
Net income (loss) per common share attributable to FreightCar America— basic	$(0.11)	$0.02	$(0.20)	$0.71
Net income (loss) per common share attributable to FreightCar America— diluted	$(0.11)	$0.02	$(0.20)	$0.71
2010
Revenues	$19,530	$30,999	$41,330	$51,030
Gross Profit	(92)	3,661	(818)	(29)
Net income (loss) attributable to FreightCar America	(3,294)	(1,305)	(4,696)	(3,476)
Net income (loss) per common share attributable to FreightCar America— basic	$(0.28)	$(0.11)	$(0.39)	$(0.29)
Net income (loss) per common share attributable to FreightCar America— diluted	$(0.28)	$(0.11)	$(0.39)	$(0.29)

Note 21 – Purchase Price Allocation for Business Acquisition

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

The Company recorded a preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 1, 2010. Goodwill was recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. Acquisition costs of $674 are included in “Selling, general and administrative expenses” on the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. During the first quarter of 2011, the Company finalized the working capital adjustment related to this acquisition and paid an additional $166. As a result, the preliminary purchase price allocation was revised accordingly. The Company also finalized the purchase price allocation for property, plant and equipment, asset retirement obligations and environmental liabilities, which resulted in a $76 increase to goodwill, bringing total goodwill related to the acquisition to $607.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

The final purchase price allocation is as follows:

Accounts receivable	$3,876
Inventories	3,261
Other current assets	39
Property, plant and equipment, net	15,553
Customer related intangibles	1,300
Goodwill	607
Accounts payable	(990)
Asset retirement obligations and environmental liabilities	(161)

$23,485

Pro Forma Results (Unaudited)

FCRS had revenues of $4,442 since the acquisition date of November 1, 2010 through December 31, 2010, which are included in the Company’s Consolidated Statements of Operations for 2010, and a minimal impact on 2010 net loss. Selected pro forma consolidated results of operations of the Company for the years ended December 31, 2010 and 2009, assuming that the acquisition had occurred as of January 1, 2009 are presented for comparative purposes below (dollar amounts in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Revenues	$164,273	$275,629

Net (loss) income attributable to FreightCar America	$(12,337)	$5,480

Per share data:
Net (loss) income per common share attributable to FreightCar America – basic	$(1.04)	$0.46

Net (loss) income per share common attributable to FreightCar America – diluted	$(1.04)	$0.46

Note 22 – Segment Information

During the first quarter of 2011, the Company re-aligned its management reporting and performance structure, which resulted in separating the business into two reportable segments, Manufacturing and Services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes selling, general and administrative expenses not related to production of goods and services, such as retiree pension and other postretirement benefit costs, and all other non-operating activity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2. Intersegment revenues are not material in any period presented.

	Year Ended December 31,
	2011	2010	2009
Revenues:
Manufacturing	$453,060	$125,990	$230,756
Services	33,926	16,899	17,706

Consolidated Revenues	$486,986	$142,889	$248,462

Operating Income (Loss):
Manufacturing	$25,912	$(5,816)	$29,700
Services	3,651	7,400	6,379
Corporate	(24,050)	(23,081)	(30,378)

Consolidated Operating Income (Loss)	$5,513	$(21,497)	$5,701

Depreciation and Amortization:
Manufacturing	$5,709	$5,587	$4,983
Services	1,939	385	—
Corporate	1,173	1,043	675

Consolidated Depreciation and Amortization	$8,821	$7,015	$5,658

	$25,912	$25,912	$25,912
Capital Expenditures:
Manufacturing	$800	$420	$16,390
Services	561	—	—
Corporate	469	1,011	3,530

Consolidated Capital Expenditures	$1,830	$1,431	$19,920

	$25,912	$25,912
	December 31, 2011	December 31, 2010
Assets:
Manufacturing	$167,972	$172,532
Services	25,430	25,699
Corporate	112,177	74,354

Total Operating Assets	305,579	272,585
Consolidated income taxes receivable	752	1,051
Consolidated deferred income taxes, current	10,982	10,804
Consolidated deferred income taxes, long-term	28,150	26,203

Consolidated Assets	$345,463	$310,643

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2011 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Management’s Report on Internal Control Over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

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

FREIGHTCAR AMERICA, INC.

Date: March 29, 2012	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. WHALEN	President and Chief Executive Officer (principal executive officer) and Director	March 29, 2012
Edward J. Whalen

/s/ JOSEPH E. MCNEELY	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 29, 2012
Joseph E. McNeely

/s/ THOMAS M. FITZPATRICK	Chairman of the Board and Director	March 29, 2012
Thomas M. Fitzpatrick

/s/ JAMES D. CIRAR	Director	March 29, 2012
James D. Cirar

/S/ WILLIAM D. GEHL	Director	March 29, 2012
William D. Gehl

/S/ THOMAS A. MADDEN	Director	March 29, 2012
Thomas A. Madden

/S/ S. CARL SODERSTROM, JR.	Director	March 29, 2012
S. Carl Soderstrom

/S/ ROBERT N. TIDBALL	Director	March 29, 2012
Robert N. Tidball

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period

Year Ended December 31, 2011
Allowance for doubtful accounts	$216	$—	$(197)	$19
Deferred tax assets valuation allowance	5,623	448	—	6,071

Inventory reserve	913	776	(181)	1,508

Year Ended December 31, 2010
Allowance for doubtful accounts	$240	$27	$(51)	$216
Deferred tax assets valuation allowance	7,195	—	(1,572)	5,623

Inventory reserve	1,168	200	(455)	913

Year Ended December 31, 2009
Allowance for doubtful accounts	$330	$56	$(146)	$240
Deferred tax assets valuation allowance	7,037	158	—	7,195

Inventory reserve	150	1,168	(150)	1,168

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 7, 2010, by and among FreightCar Rail Services, LLC, FreightCar America, Inc., Cornhusker Railways, LLC, DTE Rail Services, Inc. and DTE Energy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Employment agreement of Laurence M. Trusdell dated as of June 11, 2007, by and between FreightCar America, Inc. and Laurence M. Trusdell (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010).

10.2	Employment agreement of Thomas P. McCarthy dated as of June 4, 2007, by and between FreightCar America, Inc. and Thomas P. McCarthy ( incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 15, 2011).

10.3	Amendment to employment agreement of Laurence M. Trusdell dated as of December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 13, 2009).

10.4	Amendment to employment agreement of Thomas P. McCarthy dated as of December 29, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 15, 2011).

10.5	Letter agreement regarding Terms of Employment dated January 26, 2010 by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2010).

10.6	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.7	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.8	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.9	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.10	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.11	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.12	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.13	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.14	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.15	Loan and Security Agreement, dated as of July 29, 2010, by and among FreightCar America, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., FreightCar Roanoke, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2010).

10.16	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009).

10.17	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.18	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.19	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.