Form 10-Q
period 2012-03-31
FreightCar America, Inc.
filed 2012-05-10
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 24, 2012, there were 11,964,540 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$128,389	$101,870
Restricted cash	16,194	1,815
Accounts receivable, net of allowance for doubtful accounts of $5 and $19, respectively	12,326	10,125
Inventories	77,753	72,877
Other current assets	7,328	2,618
Deferred income taxes, net	10,982	10,982

Total current assets	252,972	200,287

Property, plant and equipment, net	35,743	35,984
Railcars available for lease, net	44,361	54,746
Goodwill	22,128	22,128
Deferred income taxes, net	21,574	28,150
Other long-term assets	3,975	4,168

Total assets	$380,753	$345,463

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$51,947	$28,110
Accrued payroll and employee benefits	7,171	5,611
Accrued postretirement benefits	5,174	5,174
Accrued warranty	7,757	7,795
Customer deposits	18,291	17,964
Other current liabilities	6,796	5,044

Total current liabilities	97,136	69,698
Accrued pension costs	13,021	14,202
Accrued postretirement benefits, less current portion	59,346	59,887
Accrued taxes and other long-term liabilities	4,286	4,342

Total liabilities	173,789	148,129

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2012 and December 31, 2011	127	127
Additional paid in capital	100,011	100,204
Treasury stock, at cost; 766,933 and 780,320 shares at March 31, 2012 and December 31, 2011, respectively	(35,270)	(35,904)
Accumulated other comprehensive loss	(22,129)	(22,302)
Retained earnings	164,225	155,209

Total FreightCar America stockholders’ equity	206,964	197,334
Noncontrolling interest in JV	—	—

Total stockholders’ equity	206,964	197,334

Total liabilities and stockholders’ equity	$380,753	$345,463

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)
Revenues	$219,066	$72,240
Cost of sales	195,335	69,998

Gross profit	23,731	2,242
Selling, general and administrative expenses	8,693	5,997
Gain on sale of railcars available for lease	(948)	—

Operating income (loss)	15,986	(3,755)

Interest expense, net	(90)	(63)

Income (loss) before income taxes	15,896	(3,818)
Income tax provision (benefit)	6,162	(2,546)

Net income (loss)	9,734	(1,272)
Less: Net income attributable to noncontrolling interest in JV	—	18

Net income (loss) attributable to FreightCar America	$9,734	$(1,290)

Net income (loss) per common share attributable to FreightCar America – basic	$0.82	$(0.11)

Net income (loss) per common share attributable to FreightCar America – diluted	$0.81	$(0.11)

Weighted average common shares outstanding – basic	11,924,418	11,908,017

Weighted average common shares outstanding – diluted	11,979,727	11,908,017

Dividends declared per common share	$0.06	$—

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income (loss)	$9,734	$(1,272)

Other comprehensive income, net of tax:
Pension liability adjustments, net of tax	78	57
Postretirement liability adjustments, net of tax	95	83

Other comprehensive income	173	140

Comprehensive income (loss)	9,907	(1,132)
Comprehensive income attributable to non-controlling interest	—	(18)

Comprehensive income (loss) attributable to FreightCar America	$9,907	$(1,150)

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings		Total Stockholders’ Equity
	Common Stock			Treasury Stock				Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

Net loss	—	—	—	—	—	—	(1,290)	18	(1,272)
Other comprehensive income	—	—	—	—	—	140	—	—	140
Restricted stock awards	—	—	(359)	7,775	359	—	—	—	—
Employee restricted stock settlement	—	—	—	(701)	(21)	—	—	—	(21)
Stock-based compensation recognized	—	—	556	—	—	—	—	—	556

Balance, March 31, 2011	12,731,678	$127	$98,919	(783,412)	$(36,201)	$(19,860)	$148,984	$14	$191,983

Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$—	$197,334

Net income	—	—	—	—	—	—	9,734	—	9,734
Other comprehensive income	—	—	—	—	—	173	—	—	173
Restricted stock awards	—	—	(651)	14,150	651	—	—	—	—
Employee restricted stock settlement	—	—	—	(763)	(17)	—	—	—	(17)
Stock-based compensation recognized	—	—	458	—	—	—	—	—	458
Cash dividends	—	—	—	—	—	—	(718)	—	(718)

Balance, March 31, 2012	12,731,678	$127	$100,011	(766,933)	$(35,270)	$(22,129)	$164,225	$—	$206,964

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income (loss)	$9,734	$(1,272)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation and amortization	2,097	2,125
Gains on sale of railcars available for lease	(948)	—
Other non-cash items	209	118
Deferred income taxes	6,468	(2,605)
Compensation expense under stock option and restricted share award agreements	458	556
Changes in operating assets and liabilities:
Accounts receivable	(2,201)	(9,766)
Inventories	(4,491)	(9,800)
Other current assets	(4,283)	1,121
Account and contractual payables	23,686	14,612
Accrued payroll and employee benefits	1,560	(659)
Income taxes receivable	(237)	271
Accrued warranty	(38)	(847)
Customer deposits and other current liabilities	2,079	(1,180)
Deferred revenue, non-current	(124)	(117)
Accrued pension costs and accrued postretirement benefits	(1,549)	(3,489)

Net cash flows provided by (used in) operating activities	32,420	(10,932)

Cash flows from investing activities
Restricted cash deposits	(14,475)	—
Restricted cash withdrawals	96	18
Proceeds from sale of property, plant and equipment, railcars available for lease and assets held for sale	10,377	73
Purchase price adjustment for business acquired	—	(166)
Purchases of property, plant and equipment	(1,164)	(185)

Net cash flows used in investing activities	(5,166)	(260)

Cash flows from financing activities
Employee restricted stock settlement	(17)	(21)
Cash dividends paid to stockholders	(718)	—

Net cash flows used in financing activities	(735)	(21)

Net increase (decrease) in cash and cash equivalents	26,519	(11,213)
Cash and cash equivalents at beginning of period	101,870	61,780

Cash and cash equivalents at end of period	$128,389	$50,567

Supplemental cash flow information:
Interest paid	$31	$66

Income taxes paid	$—	$—

Income tax refunds received	$—	$128

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“America”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. (“JV”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”), manufactures railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance, repairs and management. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; Lakewood, Colorado; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations except JV, which is incorporated in India, Mauritius, which is incorporated in Mauritius, and FCRS, which is a Delaware limited liability company. The Company’s direct and indirect subsidiaries are all wholly owned except JV, in which the Company (through Mauritius) has a 51% ownership interest.

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, JV, Mauritius, FCRS and Short Line. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2011 year-end balance sheet data was derived from the audited financial statements as of December 31, 2011. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Note 3 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance was effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company retrospectively adopted these changes on January 1, 2012 and management elected to use the two-statement option. Other than the change in presentation, the adoption of the changes to ASC 220 had no impact on the Company’s condensed consolidated financial statements.

Note 4 – Segment Information

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes selling, general and administrative expenses not related to production of goods and services, such as retiree pension and other postretirement benefit costs, and all other non-operating activity.

Segment operating income is an internal performance measure used by the Company’s Chief Operating Decision Maker to assess the performance of each segment in a given period. Segment operating income includes all external revenues attributable to the segments as well as operating costs and income that management believes are directly attributable to the current production of goods and services. The Company’s management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Segment assets represent operating assets and exclude intersegment receivables, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. Intersegment revenues were not material in any period presented.

	Three Months Ended March 31,
	2012	2011

Revenues:
Manufacturing	$210,449	$63,173
Services	8,617	9,067

Consolidated revenues	$219,066	$72,240

Operating income (loss):
Manufacturing	$22,690	$219
Services	653	1,092
Corporate	(7,357)	(5,066)

Consolidated operating income (loss)	$15,986	$(3,755)

Depreciation and amortization:
Manufacturing	$1,277	$1,400
Services	494	465
Corporate	326	260

Consolidated depreciation and amortization	$2,097	$2,125

Capital expenditures:
Manufacturing	$426	$—
Services	519	—
Corporate	219	185

Consolidated capital expenditures	$1,164	$185

	March 31, 2012	December 31, 2011

Assets:
Manufacturing	$159,385	$167,972
Services	27,451	25,430
Corporate	160,182	112,177

Total operating assets	347,018	305,579
Consolidated income taxes receivable	1,179	752
Consolidated deferred income taxes, current	10,982	10,982
Consolidated deferred income taxes, long-term	21,574	28,150

Consolidated assets	$380,753	$345,463

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

Recurring Fair Value Measurements	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$117,904	$—	$—	$117,904

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$77,004	$—	$—	$77,004

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	March 31, 2012	December 31, 2011
Work in progress	$72,654	$66,713
Finished new railcars	—	1,061
Used railcars acquired upon trade-in	162	558
Parts and service inventory	4,937	4,545

Total inventories	$77,753	$72,877

Note 7 – Leased Railcars

Leased railcars at March 31, 2012 included Railcars Available for Lease classified as long-term assets of $44,361 (cost of $48,257 and accumulated depreciation of $3,896). Leased railcars at December 31, 2011 included Railcars Available for Lease classified as long-term assets of $54,746 (cost of $59,217 and accumulated depreciation of $4,471). The Company’s lease utilization rate for railcars in its lease fleet, including those classified as Inventory on Lease and those classified as Railcars Available for Lease, was 100% at each of March 31, 2012 and December 31, 2011.

Leased railcars at March 31, 2012 are subject to lease agreements with external customers with terms of up to nine years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at March 31, 2012 are as follows:

Nine months ending December 31, 2012	$3,200
Year ending December 31, 2013	3,745
Year ending December 31, 2014	3,035
Year ending December 31, 2015	1,344
Year ending December 31, 2016	981
Thereafter	2,479

$14,784

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2012	December 31, 2011
Buildings and improvements	$24,026	$23,957
Machinery and equipment	29,174	29,169
Software	8,352	8,352
Leasehold improvements	4,726	4,726

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	66,278	66,204
Less: Accumulated depreciation and amortization	(34,808)	(33,269)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	31,470	32,935
Land (including easements)	2,203	2,203
Construction in process	2,070	846

Total property, plant and equipment, net	$35,743	$35,984

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011

Patents	$13,097	$13,097
Accumulated amortization	(10,524)	(10,376)

Patents, net of accumulated amortization	2,573	2,721

Customer-related intangibles	1,300	1,300
Accumulated amortization	(101)	(64)

Customer-related intangibles, net of accumulated amortization	1,199	1,236

Total amortizing intangibles	$3,772	$3,957

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 5 years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended March 31, 2012 and 2011. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 19 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $37 and $10 for the three months ended March 31, 2012 and 2011, respectively.

The estimated intangible amortization at March 31, 2012 is as follows:

Nine months ending December 31, 2012	$553
Year ending December 31, 2013	739
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Thereafter	540

$3,772

The Company evaluates its patent and customer-related intangibles for impairment at least annually and has identified no impairment during 2012 or 2011.

The Company performs the goodwill impairment test required by ASC 350, Intangibles – Goodwill and Other, as of January 1 of each year. Management estimates the valuation of the Company (which consists of two reporting units) using a combination of methods, appropriate to the circumstances, including discounted future cash flows, and the Company’s market capitalization. There was no adjustment required based on the annual impairment tests for 2012 or 2011.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011
Balance at the beginning of the period	$7,795	$7,932
Provision for warranties issued during the period	990	238
Reductions for payments, cost of repairs and other	(87)	(542)
Adjustments to prior warranties	(941)	(543)

Balance at the end of the period	$7,757	$7,085

Note 11 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of March 31, 2012 and December 31, 2011, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had no outstanding letters of credit under the revolving credit facility as of each of March 31, 2012 and December 31, 2011.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant in the Revolving Loan Agreement effectively limits potential dividends to $58,449 as of March 31, 2012. The Revolving Loan Agreement also provides for customary events of default. As of March 31, 2012, the Company was in compliance with all of the covenants contained in the agreement.

Note 12 – Stock-Based Compensation

On January 12, 2012, the Company awarded 179,500 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 12, 2013 and have a contractual term of 10 years. The exercise price of each option is $23.40, which was the fair market value of the Company’s stock on the date of the grant. The Company recognizes stock-based compensation expense based on the fair value of the award on the grant date using the Black-Scholes option valuation model. The estimated fair value of $11.23 per option will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The following assumptions were used to value the January 12, 2012 stock options: expected lives of the options of 6 years; expected volatility of 50.86%; risk-free interest rate of 0.84%; and expected dividend yield of 0%.

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

During the three months ended March 31, 2012, the Company awarded 14,150 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of the award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

As of March 31, 2012, there was $3,537 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 22 months.

Note 13 – Employee Benefit Plans

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement require the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company’s current postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments indefinitely after November 30, 2012 (as would be permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of mutual fund securities.

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
Pension Benefits	2012	2011
Interest cost	$725	$784
Expected return on plan assets	(862)	(949)
Amortization of unrecognized net loss	126	91

	$(11)	$(74)

	Three Months Ended March 31,
Postretirement Benefit Plan	2012	2011
Service cost	$16	$14
Interest cost	755	803
Amortization of prior service cost	60	60
Amortization of unrecognized net loss	94	72

	$925	$949

The Company made contributions of $1,044 and $3,104 to the Company’s defined benefit pension plans for the three months ended March 31, 2012 and 2011, respectively. Total contributions to the Company’s pension plans in 2012 are expected to be approximately $2,582. The Company made payments to the Company’s postretirement benefit plan of $1,313 and $1,177, respectively, for the three months ended March 31, 2012 and 2011. Total payments to the Company’s postretirement benefit plan in 2012 are expected to be approximately $5,097.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $441 and $309 for the three months ended March 31, 2012 and 2011, respectively.

Note 14 – Contingencies

The Company is involved in various warranty and repair claims and, in certain cases, related threatened and pending legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty and legal provisions, if any, are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding	11,924,418	11,908,017
Dilutive effect of employee stock options and nonvested share awards	55,309	—

Weighted average diluted common shares outstanding	11,979,727	11,908,017

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2012, there were 167,200 stock options and 4,859 shares of nonvested share awards which were anti-dilutive and not included in the above calculation. Because the Company had a net loss for the three months ended March 31, 2011, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for such periods. For the three months ended March 31, 2011, there were 437,950 stock options and 40,255 shares of nonvested share awards which were anti-dilutive and not included in the above calculation.

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

Our operating activities are divided into two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes selling, general and administrative expenses not related to production of goods and services, such as retiree pension and other postretirement benefit costs, and all other non-operating activity.

Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Both facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars. We have repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska.

Total orders for railcars in the first quarter of 2012 were 1,244 compared to 4,481 units ordered in the fourth quarter of 2011 and 4,027 units ordered in the first quarter of 2011. Railcar deliveries totaled 2,613 units in the first quarter of 2012, compared to 2,489 units delivered in the fourth quarter of 2011 and 875 units delivered in the first quarter of 2011. Total backlog of unfilled orders was 6,934 units at March 31, 2012, compared to 8,303 units at December 31, 2011.

Our order activity for the first quarter of 2012 reflects the volatility of coal car orders as well as softening of coal demand in the first quarter as a result of the mild winter, continued low industrial power consumption and low natural gas prices. With first quarter 2012 North America coal loadings 8.6% lower than in the first quarter of 2011 and increased rail velocities of 5.3%, coal cars in storage increased to 35,000 railcars in storage as of March 31, 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenues

Our consolidated revenues for the three months ended March 31, 2012 were $219.1 million compared to $72.2 million for the three months ended March 31, 2011. Manufacturing segment revenues for the first quarter of 2012 were $210.4 million compared to $63.2 million for the first quarter of 2011. The increase in Manufacturing segment revenues for the 2012 period compared to the 2011 period reflects the increase in the number of railcars delivered and higher revenue per railcar. Our Manufacturing segment delivered 2,613 units, consisting of 2,146 new railcars, 80 used railcars sold and 387 leased railcars in the first quarter of 2012, compared to 875 units, consisting of 858 new railcars and 17 used railcars delivered in the first quarter of 2011. Services segment revenues for the three months ended March 31, 2012 were $8.6 million compared to $9.1 million for the three months ended March 31, 2011.

Gross Profit

Our consolidated gross profit for the three months ended March 31, 2012 was $23.7 million compared to $2.2 million for the three months ended March 31, 2011, representing an increase of $21.5 million. The increase in our consolidated gross profit for the first quarter of 2012 compared to the first quarter of 2011 reflects an increase in gross profit from our Manufacturing segment of $21.5 million and a decrease in Corporate costs of $0.3 million, which were partially offset by a decrease in gross profit from our Services segment of $0.3 million. The increase in gross profit for our Manufacturing segment for the first quarter of 2012 compared to the first quarter of 2011 is due to a higher number of railcars delivered, higher revenue per railcar and improved utilization of our manufacturing capacity during 2012. The decrease in gross profit for our Services segment for the first quarter of 2012 compared to 2011 reflects lower parts sales and parts sales mix differences. When a loss on the production of railcars in the backlog is both probable and estimatable, we accrue a loss contingency. A loss contingency reserve of $1.1 million was recorded during the first quarter of 2012 and is included in cost of sales. Our consolidated gross margin rate was 10.8% for the three months ended March 31, 2012 compared to 3.1% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2012 were $8.7 million compared to $6.0 million for the three months ended March 31, 2011, representing an increase of $2.7 million. The increase reflects increases in compensation of $1.4 million and external services of $1.1 million. Manufacturing segment selling, general and administrative expenses for each of the three months ended March 31, 2012 and 2011, were $1.5 million. Services segment selling, general and administrative expenses for the three months ended March 31, 2012 were $0.9 million compared to $0.8 million for the three months ended March 31, 2011. Corporate selling, general and administrative expenses for the three months ended March 31, 2012 were $6.3 million compared to $3.7 million for the three months ended March 31, 2011.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended March 31, 2012 was $0.9 million and represented the gain on sale of 128 leased railcars (with a net book value of $10.4 million) that the Company held in excess of twelve months from the date the railcars were initially leased. There was no gain on sale of railcars available for lease for the three months ended March 31, 2011.

Operating Income (Loss)

Our consolidated operating income for the three months ended March 31, 2012 was $16.0 million, compared to an operating loss of $3.8 million for the three months ended March 31, 2011. Operating income for the Manufacturing segment was $22.7 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011. The improvement in operating income for the Manufacturing segment reflects increased deliveries, higher revenue per railcar, gain on sale of railcars available for lease and improved utilization of our manufacturing capacity. Services segment operating income was $0.7 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011. The decrease in Services segment operating income was primarily due to lower parts sales volume and an unfavorable parts sales mix for the 2012 period compared to the 2011 period. Corporate costs were $7.4 million for the three months ended March 31, 2012 compared to $5.1 million for the three months ended March 31, 2011. The increase in Corporate costs was primarily due to increases in compensation and external services.

Interest Expense, Net

Interest expense, net (consisting of commitment fees on our revolving credit facility and letter of credit fees) was $0.1 million for each of the three months ended March 31, 2012 and 2011.

Income Taxes

The income tax provision was $6.2 million for the three months ended March 31, 2012, compared to an income tax benefit of $2.5 million for the three months ended March 31, 2011. The effective tax rates for the three months ended March 31, 2012 and 2011, were 38.8% and 66.7%, respectively. The effective tax rate for the three months ended March 31, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.9% blended state tax rate offset by 2.0% for the impact of tax deductible goodwill. The effective tax rate for the three months ended March 31, 2011 was higher than the statutory U.S. federal income tax rate of 35% due to a 6.1% blended state tax rate, an increase of 15.1% for tax deductible goodwill and an increase of 10.6% related to increases in statutory state income tax rates in states in which we operate applied to deferred state tax assets. Tax deductible goodwill has a significant impact on our effective tax rate and, in periods of low losses, significantly increases the effective rate.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $9.7 million for the three months ended March 31, 2012, reflecting an increase of $11.0 million from a net loss attributable to FreightCar America of $1.3 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, our basic and diluted net income per share were $0.82 and $0.81, respectively, on basic and diluted shares outstanding of 11,924,418 and 11,979,727, respectively. For the three months ended March 31, 2011, our basic and diluted net loss per share was $0.11, on basic and diluted shares outstanding of 11,908,017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2012 and 2011, were our cash and cash equivalent balances on hand and our revolving credit facility. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of each of March 31, 2012 and December 31, 2011, we had no borrowings or outstanding letters of credit under the revolving credit facility.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant effectively limits potential dividends to $58.4 million as of March 31, 2012. The Revolving Loan Agreement also provides for customary events of default. As of March 31, 2012, we had borrowing capacity of $30.0 million under the Revolving Loan Agreement and we were in compliance with all of the covenants contained in the agreement.

Our restricted cash balance was $16.2 million as of March 31, 2012 and $1.8 million as of December 31, 2011, and consisted of cash used to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of March 31, 2012 are scheduled to expire at various dates through March 2013. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the revolving credit facility.

As of March 31, 2012, the value of railcars available for lease was $44.4 million. We anticipate that we may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio. Additional railcars available for lease may be funded by cash flows from operations or we may pursue a new credit facility or both, as we evaluate our liquidity and capital resources.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future.

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

We made contributions of $1.0 million to our defined benefit pension plans during the first three months of 2012 and expect to make approximately $2.6 million in total contributions to our defined benefit pension plans during 2012. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act of 2006. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of $1.3 million during the first three months of 2012, and expect to make approximately $5.1 million in total payments to our postretirement benefit plan in 2012. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$12,772	$3,281	$5,463	$1,894	$2,134
Material and component purchases	80,598	42,239	38,359	—	—

Total	$93,370	$45,520	$43,822	$1,894	$2,134

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.5 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2012 because the timing of the payout of these amounts cannot be determined.

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 13 to the condensed consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2012.

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$32,420	$(10,932)
Investing activities	(5,166)	(260)
Financing activities	(735)	(21)

Total	$26,519	$(11,213)

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

Our net cash provided by operating activities for the three months ended March 31, 2012 was $32.4 million compared to net cash used in operating activities of $10.9 million for the three months ended March 31, 2011. Net cash provided by operating activities for the three months ended March 31, 2012 includes our income from operations and increases in account and contractual payables of $23.7 million. The increase in account and contractual payables for the three months ended March 31, 2012 primarily represents purchases of materials to support increased production levels and the timing of payment on those purchases. Net cash used in operating activities for the three months ended March 31, 2011 included an increase in working capital balances, including increases in inventory of $9.8 million and accounts receivable of $9.8 million. The increase in inventories during the three months ended March 31, 2011 reflected an increase in finished railcars ready to be delivered. The increase in accounts receivable for the three months ended March 31, 2011 included billings for recently delivered new railcars. Net cash used in operating activities for the three months ended March 31, 2011 included pension contributions of $3.1 million and postretirement benefit plan contributions of $1.2 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 was $5.2 million compared to $0.3 million for the three months ended March 31, 2011. Net cash used in investing activities for the three months ended March 31, 2012 included restricted cash deposits for collateralization of letters of credit of $14.5 million and purchases of property, plant and equipment of $1.2 million, which were partially offset by proceeds from the sale of railcars on operating leases of $10.4 million. There were no material investing activities for the three months ended March 31, 2011.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2012 was $0.7 million and included $0.7 million of cash dividends paid to our stockholders. Net cash used in financing activities for the three months ended March 31, 2011 was $21,000.

Capital Expenditures

Our capital expenditures were $1.2 million in the three months ended March 31, 2012 compared to $0.2 million in the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2012 were primarily cash outlays to maintain our existing facilities. Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $9.3 million for the remainder of 2012 and will be used to maintain our existing railcar manufacturing and repair and maintenance facilities and improve the efficiency of certain facilities. Management continuously evaluates facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	the highly competitive nature of our industry;

•	adverse economic and market conditions;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	potential significant warranty claims (customer-related);

•	our reliance on the sales of our aluminum-bodied coal cars;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	availability and fluctuating cost of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our ability to maintain relationships with our suppliers of railcar components;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to manage our health care and pension costs;

•	shortages of skilled labor;

•	the cost of complying with environmental laws and regulations; and

•	various covenants in the agreement governing our indebtedness that limit our management’s discretion in the operation of our businesses.

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2012, there were no borrowings or outstanding letters of credit under the revolving credit facility.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain threatened and pending legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. While the ultimate outcome of these legal proceedings cannot be determined at this time, it is the opinion of management that potential losses in excess of the accrued legal provisions, if any, are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. The parties have been conducting coordinated discovery in both matters. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2011 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 10, 2012	By:	/S/ EDWARD J. WHALEN
Edward J. Whalen, President and Chief Executive Officer

	By:	/S/ JOSEPH E. MCNEELY
Joseph E. McNeely, Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.