Form 10-Q
period 2012-06-30
FreightCar America, Inc.
filed 2012-08-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1300 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

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

As of July 24, 2012, there were 11,978,367 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$107,442	$101,870
Restricted cash	17,004	1,815
Accounts receivable, net of allowance for doubtful accounts of $29 and $19, respectively	7,249	10,125
Inventories	72,592	72,877
Inventory on lease	23,061	—
Other current assets	6,056	2,618
Deferred income taxes, net	10,982	10,982

Total current assets	244,386	200,287

Property, plant and equipment, net	36,848	35,984
Railcars available for lease, net	44,042	54,746
Goodwill	22,128	22,128
Deferred income taxes, net	19,067	28,150
Other long-term assets	3,783	4,168

Total assets	$370,254	$345,463

Liabilities and Stockholders’ Equity
Current liabilities
Account and contractual payables	$37,663	$28,110
Accrued payroll and employee benefits	5,152	5,611
Accrued postretirement benefits	5,174	5,174
Accrued warranty	7,773	7,795
Customer deposits	18,798	17,964
Other current liabilities	7,685	5,044

Total current liabilities	82,245	69,698
Accrued pension costs	12,371	14,202
Accrued postretirement benefits, less current portion	58,894	59,887
Accrued taxes and other long-term liabilities	4,296	4,342

Total liabilities	157,806	148,129

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2012 and December 31, 2011	127	127
Additional paid in capital	99,825	100,204
Treasury stock, at cost; 753,311 and 780,320 shares at June 30, 2012 and December 31, 2011, respectively	(34,616)	(35,904)
Accumulated other comprehensive loss	(21,957)	(22,302)
Retained earnings	169,069	155,209

Total stockholders’ equity	212,448	197,334

Total liabilities and stockholders’ equity	$370,254	$345,463

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Revenues	$181,206	$97,583	$400,272	$169,823
Cost of sales	164,163	93,618	359,498	163,616

Gross profit	17,043	3,965	40,774	6,207
Selling, general and administrative expenses	7,642	6,870	16,335	12,867
Gain on sale of railcars available for lease	(14)	(975)	(962)	(975)

Operating income (loss)	9,415	(1,930)	25,401	(5,685)
Interest expense, net	(96)	(54)	(186)	(117)

Income (loss) before income taxes	9,319	(1,984)	25,215	(5,802)
Income tax provision (benefit)	3,756	(2,162)	9,918	(4,708)

Net income (loss)	5,563	178	15,297	(1,094)
Less: Net (loss) income attributable to noncontrolling interest in JV	—	(6)	—	12

Net income (loss) attributable to FreightCar America	$5,563	$184	$15,297	$(1,106)

Net income (loss) per common share attributable to FreightCar America – basic	$0.47	$0.02	$1.28	$(0.09)

Net income (loss) per common share attributable to FreightCar America – diluted	$0.46	$0.02	$1.28	$(0.09)

Weighted average common shares outstanding – basic	11,931,565	11,914,883	11,927,992	11,911,469

Weighted average common shares outstanding – diluted	11,983,901	11,994,460	11,992,808	11,911,469

Dividends declared per common share	$0.06	$—	$0.12	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$5,563	$178	$15,297	$(1,094)

Other comprehensive income, net of tax:
Pension liability adjustments, net of tax	78	57	156	114
Postretirement liability adjustments, net of tax	94	82	189	165
Change in foreign currency translation adjustments	—	(2)	—	(2)

Other comprehensive income	172	137	345	277

Comprehensive income (loss)	5,735	315	15,642	(817)
Comprehensive (loss) income attributable to non-controlling interest	—	(6)	—	12

Comprehensive income (loss) attributable to FreightCar America	$5,735	$321	$15,642	$(829)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
	Common Stock		Additional	Treasury Stock		Accumulated Other			Total
	Shares	Amount	Paid In Capital	Shares	Amount	Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Stockholders’ Equity
Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

Net( loss) income	—	—	—	—	—	—	(1,106)	12	(1,094)
Other comprehensive income	—	—	—	—	—	277	—	—	277
Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,186)	(65)	—	—	—	(65)
Stock-based compensation expense recognized	—	—	1,093	—	—	—	—	—	1,093

Balance, June 30, 2011	12,731,678	$127	$99,023	(775,525)	$(35,812)	$(19,723)	$149,168	$8	$192,791

Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$—	$197,334

Net income	—	—	—	—	—	—	15,297	—	15,297
Other comprehensive income	—	—	—	—	—	345	—	—	345
Restricted stock awards	—	—	(1,331)	28,946	1,331	—	—	—	—
Employee restricted stock settlement	—	—	—	(1,937)	(43)	—	—	—	(43)
Stock-based compensation expense recognized	—	—	952	—	—	—	—	—	952
Cash dividends	—	—	—	—	—	—	(1,437)	—	(1,437)

Balance, June 30, 2012	12,731,678	$127	$99,825	(753,311)	$(34,616)	$(21,957)	$169,069	$—	$212,448

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income (loss)	$15,297	$(1,094)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	4,165	4,458
Gain on sale of railcars available for lease	(962)	(975)
Other non-cash items	609	303
Deferred income taxes	8,868	(4,827)
Stock-based compensation expense recognized	952	1,093
Changes in operating assets and liabilities:
Accounts receivable	2,876	(73,514)
Inventories	304	(6,900)
Inventory on lease	(23,061)	(7,062)
Other current assets	(2,992)	2,685
Account and contractual payables	9,178	17,467
Accrued payroll and employee benefits	(459)	(55)
Income taxes receivable	(71)	416
Accrued warranty	(22)	(1,096)
Customer deposits and other current liabilities	2,851	56,895
Deferred revenue, non-current	(182)	(272)
Accrued pension costs and accrued postretirement benefits	(2,479)	(4,285)

Net cash flows provided by (used in) operating activities	14,872	(16,763)

Cash flows from investing activities
Restricted cash deposits	(15,525)	—
Restricted cash withdrawals	336	119
Proceeds from sale of property, plant and equipment, railcars available for lease and assets held for sale	10,526	6,531
Purchase price adjustment for business acquired	—	(166)
Purchases of property, plant and equipment	(3,157)	(367)

Net cash flows (used in) provided by investing activities	(7,820)	6,117

Cash flows from financing activities
Employee restricted stock settlement	(43)	(65)
Cash dividends paid to stockholders	(1,437)	—

Net cash flows used in financing activities	(1,480)	(65)

Net increase (decrease) in cash and cash equivalents	5,572	(10,711)
Cash and cash equivalents at beginning of period	101,870	61,780

Cash and cash equivalents at end of period	$107,442	$51,069

Supplemental cash flow information:
Interest paid	$125	$104

Income taxes paid	$1,147	$—

Income tax refunds received	$—	$128

Non-cash transactions:
Lease incentive for leasehold improvements	$624	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

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

On August 1, 2011, the Company terminated the term of the Joint Venture Agreement (the “JV Agreement”) that it entered into on January 22, 2008 with Titagarh Wagons Limited (“Titagarh”) to develop railcars for the Indian market. Pursuant to the JV Agreement, the Company and Titagarh formed JV to initially develop prototype cars based on the Company’s designs and to assess the market opportunity for railcar production in India. On August 1, 2011, due to Titagarh’s failure to cure its non-compliance with the JV Agreement, the Company notified Titagarh that the Company was exercising its unilateral right under the JV Agreement to terminate the term of the JV Agreement, effective immediately and as a result the net book value of JV on the Company’s financial statements, which was not material, was written down to zero in 2011.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, JV, Mauritius, FCRS and Short Line. All intercompany accounts and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2011 year-end balance sheet data was derived from the audited financial statements as of December 31, 2011. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Note 4 – Segment Information

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes selling, general and administrative expenses not related to production of goods and services, retiree pension and other postretirement benefit costs related to closed facilities, and all other non-operating activity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Manufacturing	$171,771	$88,291	$382,220	$151,460
Services	9,435	9,292	18,052	18,363

Consolidated revenues	$181,206	$97,583	$400,272	$169,823

Operating income (loss):
Manufacturing	$15,253	$2,107	$37,942	$2,323
Services	726	1,161	1,379	2,256
Corporate	(6,564)	(5,198)	(13,920)	(10,264)

Consolidated operating income (loss)	$9,415	$(1,930)	$25,401	$(5,685)

Depreciation and amortization:
Manufacturing	$1,173	$1,563	$2,450	$2,963
Services	551	498	1,045	963
Corporate	344	273	670	532

Consolidated depreciation and amortization	$2,068	$2,334	$4,165	$4,458

Capital expenditures:
Manufacturing	$1,362	$135	$1,788	$135
Services	486	—	1,005	—
Corporate	145	47	364	232

Consolidated capital expenditures	$1,993	$182	$3,157	$367

	June 30, 2012	December 31, 2011
Assets:
Manufacturing	$172,259	$167,972
Services	26,460	25,430
Corporate	140,285	112,177

Total operating assets	339,004	305,579
Consolidated income taxes receivable	1,201	752
Consolidated deferred income taxes, current	10,982	10,982
Consolidated deferred income taxes, long-term	19,067	28,150

Consolidated assets	$370,254	$345,463

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

Recurring Fair Value Measurements	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$93,904	$—	$—	$93,904

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$77,004	$—	$—	$77,004

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	June 30, 2012	December 31, 2011
Work in progress	$64,653	$66,713
Finished new railcars	3,132	1,061
Used railcars acquired upon trade-in	105	558
Parts and service inventory	4,702	4,545

Total inventories	$72,592	$72,877

Note 7 – Leased Railcars

Leased railcars at June 30, 2012 included Railcars available for lease classified as long-term assets of $44,042 (cost of $48,234 and accumulated depreciation of $4,192) and Inventory on lease of $23,061. Leased railcars at December 31, 2011 included Railcars available for lease classified as long-term assets of $54,746 (cost of $59,217 and accumulated depreciation of $4,471). The Company’s lease utilization rate for railcars in its lease fleet, including those classified as Inventory on lease and those classified as Railcars available for lease was 100% at each of June 30, 2012 and December 31, 2011.

Leased railcars at June 30, 2012 are subject to lease agreements with external customers with terms of up to nine years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at June 30, 2012 are as follows:

Six months ending December 31, 2012	$3,555
Year ending December 31, 2013	6,588
Year ending December 31, 2014	5,879
Year ending December 31, 2015	4,187
Year ending December 31, 2016	3,825
Thereafter	3,431

$27,465

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2012	December 31, 2011
Buildings and improvements	$25,368	$23,957
Machinery and equipment	30,146	29,169
Software	8,382	8,352
Leasehold improvements	5,565	4,726

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	69,461	66,204
Less: Accumulated depreciation and amortization	(36,289)	(33,269)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	33,172	32,935
Land (including easements)	2,203	2,203
Construction in process	1,473	846

Total property, plant and equipment, net	$36,848	$35,984

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
Patents	$13,097	$13,097
Accumulated amortization	(10,672)	(10,376)

Patents, net of accumulated amortization	2,425	2,721

Customer-related intangibles	1,300	1,300
Accumulated amortization	(139)	(64)

Customer-related intangibles, net of accumulated amortization	1,161	1,236

Total amortizing intangibles	$3,586	$3,957

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 5 years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended June 30, 2012 and 2011, and $295 for each of the six months ended June 30, 2012 and 2011. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 18 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $37 and $10 for the three months ended June 30, 2012 and 2011, respectively, and $74 and $21 for the six months ended June 30, 2012 and 2011, respectively.

The estimated intangible amortization at June 30, 2012 is as follows:

Six months ending December 31, 2012	$367
Year ending December 31, 2013	739
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Thereafter	540

$3,586

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

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$7,757	$7,085	$7,795	$7,932
Provision for warranties issued during the period	848	377	1,838	615
Reductions for payments, cost of repairs and other	(131)	(53)	(218)	(595)
Adjustments to prior warranties	(701)	(573)	(1,642)	(1,116)

Balance at the end of the period	$7,773	$6,836	$7,773	$6,836

Note 11 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of June 30, 2012 and December 31, 2011, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had no outstanding letters of credit under the revolving credit facility as of each of June 30, 2012 and December 31, 2011.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant in the Revolving Loan Agreement effectively limits potential dividends to $67,847 as of June 30, 2012. The Revolving Loan Agreement also provides for customary events of default. As of June 30, 2012, the Company was in compliance with all of the covenants contained in the agreement.

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

During the six months ended June 30, 2012, the Company awarded 15,650 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of the award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

During the six months ended June 30, 2012, the Company awarded 13,296 shares of restricted stock to certain individuals for service on the Company’s board of directors pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest on the earlier of May 24, 2013 or the last trading day before the date of the Company’s 2013 annual meeting of stockholders. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

As of June 30, 2012, there was $3,173 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 35 months.

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension Benefits
Interest cost	$725	$784	$1,450	$1,568
Expected return on plan assets	(862)	(949)	(1,724)	(1,898)
Amortization of unrecognized net loss	126	91	252	182

	$(11)	$(74)	$(22)	$(148)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Postretirement Benefit Plan
Service cost	$16	$14	$32	$28
Interest cost	755	803	1,510	1,606
Amortization of prior service cost	60	60	120	120
Amortization of unrecognized net loss	93	72	187	144

	$924	$949	$1,849	$1,898

The Company made contributions to the Company’s defined benefit pension plans of $513 and $434 for the three months ended June 30, 2012 and 2011, respectively, and $1,556 and $3,538 for the six months ended June 30, 2012 and 2011, respectively. Total contributions to the Company’s pension plans in 2012 are expected to be approximately $2,582. The Company made payments to the Company’s postretirement benefit plan of approximately $1,222 and $1,152 for the three months ended June 30, 2012 and 2011, respectively, and $2,535 and $2,329 for the six months ended June 30, 2012 and 2011, respectively. Total payments to the Company’s postretirement benefit plan in 2012 are expected to be approximately $5,097.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $525 and $360 for the three months ended June 30, 2012 and 2011, respectively, and $966 and $668 for the six months ended June 30, 2012 and 2011, respectively.

Note 14 – Contingencies

The Company is involved in various warranty and repair claims by its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty provisions, if any, are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. Discovery in both the Pennsylvania Lawsuit and the Illinois Lawsuit has been closed and the parties have brought cross-motions for summary judgment in both cases. In the Pennsylvania Lawsuit, the Court has not yet ruled on the parties’ summary judgment motions. In the Illinois Lawsuit, the Court has denied all summary judgment motions. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	11,931,565	11,914,883	11,927,992	11,911,469
Dilutive effect of employee stock options and nonvested share awards	52,336	79,577	64,816	—

Weighted average diluted common shares outstanding	11,983,901	11,994,460	11,992,808	11,911,469

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three and six months ended June 30, 2012, there were 341,850 share based payment awards which were anti-dilutive and not included in the above calculation. For the three and six months ended June 30, 2011, there were 180,062 and 474,876 share based payment awards which were anti-dilutive and not included in the above calculation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

We believe we are the leading manufacturer of aluminum-bodied railcars and coal-carrying railcars in North America, based on the number of railcars delivered. We also manufacture other types of railcars, refurbish and rebuild railcars, and sell forged, cast and fabricated parts for the railcars we produce as well as those manufactured by others, provide general railcar repair and maintenance, inspections, railcar fleet management services for all types of freight railcars and provide freight cars for lease. Our primary customers are railroads, shippers and financial institutions.

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

Total orders for railcars in the second quarter of 2012 were 961 units, consisting of 600 new railcars and 361 used railcars, compared to 1,244 units, consisting of 1,164 new railcars and 80 used railcars ordered in the first quarter of 2012 and 1,089 units, all of which were new railcars, ordered in the second quarter of 2011. Railcar deliveries totaled 2,786 units, consisting of 1,815 new railcars, 361 used railcars sold and 610 leased railcars in the second quarter of 2012, compared to 2,613 units, consisting of 2,146 new railcars, 80 used railcars sold and 387 leased railcars, delivered in the first quarter of 2012 and 1,309 units, consisting of 1,219 new railcars and 90 leased railcars, delivered in the second quarter of 2011. Total backlog of unfilled orders was 5,109 units, consisting of 1,809 new railcars and 3,300 rebuilt railcars, at June 30, 2012, compared to 8,303 units, consisting of 5,003 new railcars and 3,300 rebuilt railcars, at December 31, 2011.

Coal demand for the second quarter of 2012 reflects decreased power generation due to low industrial production, the mild winter and low natural gas prices, all of which are softening coal demand and therefore coal car demand. Second quarter 2012 North America coal loadings were 10.6% lower than in the second quarter of 2011 and coal cars in storage increased to 33,000 railcars as of June 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenues

Our consolidated revenues for the three months ended June 30, 2012 were $181.2 million compared to $97.6 million for the three months ended June 30, 2011. Manufacturing segment revenues for the second quarter of 2012 were $171.8 million compared to $88.3 million for the second quarter of 2011. The increase in Manufacturing segment revenues for the 2012 period compared to the 2011 period reflects the increase in the number of railcars delivered and higher revenue per railcar. Our Manufacturing segment delivered 2,786 units, consisting of 1,815 new railcars, 361 used railcars sold and 610 leased railcars in the second quarter of 2012, compared to 1,309 units, consisting of 1,219 new railcars and 90 leased railcars delivered in the second quarter of 2011. Services segment revenues for the three months ended June 30, 2012 were $9.4 million compared to $9.3 million for the three months ended June 30, 2011.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2012 was $17.0 million compared to $4.0 million for the three months ended June 30, 2011. The increase in our consolidated gross profit for the second quarter of 2012 compared to the second quarter of 2011 reflects an increase in gross profit from our Manufacturing segment of $13.8 million, which was partially offset by a decrease in gross profit from our Services segment of $0.4 million and an increase in Corporate costs of $0.3 million. The increase in gross profit for our Manufacturing segment for the second quarter of 2012 compared to the second quarter of 2011 is due to a higher number of railcars delivered, higher revenue per railcar and improved utilization of our manufacturing capacity during 2012. The decrease in gross profit for our Services segment for the second quarter of 2012 compared to 2011 reflects lower parts sales volume, an unfavorable parts sales mix and increased operating costs in our repair business. Our consolidated gross margin rate was 9.4% for the three months ended June 30, 2012 compared to 4.1% for the three months ended June 30, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2012 were $7.6 million compared to $6.9 million for the three months ended June 30, 2011. The increase reflects increases in compensation of $0.7 million and external services costs of $0.8 million, which were partially offset by decreases in product development costs of $0.7 million. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2012 were $1.4 million compared to $1.7 million for the three months ended June 30, 2011. Services segment selling, general and administrative expenses were $0.9 million for each of the three months ended June 30, 2012 and 2011. Corporate selling, general and administrative expenses for the three months ended June 30, 2012 were $5.3 million compared to $4.3 million for the three months ended June 30, 2011.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended June 30, 2011 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $5.5 million.

Operating Income (Loss)

Our consolidated operating income for the three months ended June 30, 2012 was $9.4 million, compared to an operating loss of $1.9 million for the three months ended June 30, 2011. Operating income for the Manufacturing segment was $15.3 million for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011. The improvement in operating income for the Manufacturing segment reflects increased deliveries, higher revenue per railcar and improved utilization of our manufacturing capacity. Services segment operating income was $0.7 million for the three months ended June 30, 2012 compared to $1.2 million for the three months ended June 30, 2011. The decrease in Services segment operating income was primarily due to lower parts sales volume and an unfavorable parts sales mix as well as increased operating costs in our repair business. Corporate costs were $6.6 million for the three months ended June 30, 2012 compared to $5.2 million for the three months ended June 30, 2011. The increase in Corporate costs was primarily due to increases in compensation and external services costs.

Interest Expense, Net

Interest expense, net (consisting of commitment fees on our revolving credit facility and letter of credit fees) was $0.1 million for each of the three months ended June 30, 2012 and 2011.

Income Taxes

The income tax provision was $3.8 million for the three months ended June 30, 2012, compared to an income tax benefit of $2.2 million for the three months ended June 30, 2011. The effective tax rates for the three months ended June 30, 2012 and 2011, were 40.3% and 109.0%, respectively. The effective tax rate for the three months ended June 30, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.2% blended state tax rate and other permanent adjustments, partially offset by 1.7% for the impact of tax-deductible goodwill. The effective tax rate for the three months ended June 30, 2011 was higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of the blended state tax rate and an increase for tax-deductible goodwill. The impact of goodwill amortization provides additional tax benefit to the Company, increasing its effective tax rate in periods of loss and reducing its effective tax rate during periods of profitability. As forecasted pre-tax earnings approach break even, this impact is magnified and slight changes in full-year taxable earnings can significantly change our effective tax rate in any one quarter.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $5.6 million for the three months ended June 30, 2012, reflecting an increase of $5.4 million from net income attributable to FreightCar America of $0.2 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, our basic and diluted net income per share was $0.47 and $0.46, respectively, on basic and diluted shares outstanding of 11,931,565 and 11,983,901, respectively. For the three months ended June 30, 2011, our basic and diluted net income per share was $0.02, on basic and diluted shares outstanding of 11,914,883 and 11,994,460, respectively.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenues

Our consolidated revenues for the six months ended June 30, 2012 were $400.3 million compared to $169.8 million for the six months ended June 30, 2011. Manufacturing segment revenues for the first half of 2012 were $382.2 million compared to $151.5 million for the first half of 2011. The increase in Manufacturing segment revenues for the 2012 period compared to 2011 reflects the increase in the number of railcars delivered and higher revenue per railcar. Our Manufacturing segment delivered 5,399 units, consisting of 3,961 new railcars, 441 used railcars sold and 997 railcars leased, in the first half of 2012, compared to 2,184 units, consisting of 2,077 new railcars, 17 used railcars sold and 90 railcars leased, in the first half of 2011. Services segment revenues for the six months ended June 30, 2012 were $18.1 million compared to $18.4 million for the six months ended June 30, 2011. The decrease in Services segment revenues for the 2012 period compared to 2011 is primarily due to lower parts sales.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2012 was $40.8 million compared to $6.2 million for the six months ended June 30, 2011, representing an increase of $34.6 million. The increase in our consolidated gross profit for the first half of 2012 compared to the first half of 2011 reflects an increase in gross profit from our Manufacturing segment of $35.4 million, which was partially offset by a decrease in gross profit from our Services segment of $0.7 million. Corporate costs were flat for the first half of 2012 compared to the first half of 2011. The increase in gross profit for our Manufacturing segment for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is due to a higher number of railcars delivered, higher revenue per railcar and improved utilization of our manufacturing capacity during 2012. The decrease in gross profit for our Services segment for the first half of 2012 compared to the first half of 2011 reflects lower parts sales volume and higher operating costs for our repair business. Our consolidated gross margin rate was 10.2% for the six months ended June 30, 2012 compared to 3.7% for the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2012 were $16.3 million compared to $12.9 million for the six months ended June 30, 2011. The increase reflects increases in compensation of $2.3 million, external services costs of $1.5 million and legal fees of $0.5 million, which were partially offset by decreases in product development costs of $1.1 million. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2012 were $2.9 million compared to $3.1 million for the six months ended June 30, 2011. Services segment selling, general and administrative expenses were $1.9 million for the first half of 2012 compared to $1.7 million for the first half of 2011. Corporate selling, general and administrative expenses for the six months ended June 30, 2012 were $11.6 million compared to $8.0 million for the six months ended June 30, 2011.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the six months ended June 30, 2012 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $10.4 million. Gain on sale of railcars available for lease for the six months ended June 30, 2011 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $5.5 million.

Operating Income (Loss)

Our consolidated operating income for the six months ended June 30, 2012 was $25.4 million, compared to an operating loss of $5.7 million for the six months ended June 30, 2011. Operating income for the Manufacturing segment was $37.9 million for the six months ended June 30, 2012 compared to $2.3 million for the six months ended June 30, 2011. The improvement in operating income for the Manufacturing segment reflects increased deliveries, higher revenue per railcar, gain on sale of railcars available for lease and improved utilization of our manufacturing capacity. Services segment operating income was $1.4 million for the six months ended June 30, 2012 compared to $2.3 million for the six months ended June 30, 2011. The decrease in Services segment operating income was primarily due to lower parts sales volume, higher operating costs for our repair business and an increase in selling, general and administrative expenses for the 2012 period compared to the 2011 period. Corporate costs were $13.9 million for the six months ended June 30, 2012 compared to $10.3 million for the six months ended June 30, 2011. The increase in Corporate costs was primarily due to increases in compensation and external services.

Interest Expense, Net

Interest expense, net (consisting of commitment fees on our revolving credit facility and letter of credit fees) was $0.2 million for the six months ended June 30, 2012 compared to $0.1 million for the six months ended June 30, 2011.

Income Taxes

The income tax provision was $9.9 million for the six months ended June 30, 2012, compared to an income tax benefit of $4.7 million for the six months ended June 30, 2011. The effective tax rates for the six months ended June 30, 2012 and 2011, were 39.3% and 81.1%, respectively. The effective tax rate for the six months ended June 30, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent items, partially offset by 1.9% for the impact of tax deductible goodwill. The effective tax rate for the six months ended June 30, 2011 was higher than the statutory U.S. federal income tax rate of 35% primarily due to the addition of the blended state tax rate and an increase for tax deductible goodwill. The impact of goodwill amortization provides additional tax benefit to the Company, increasing its effective tax rate in periods of loss and reducing its effective tax rate during periods of profitability.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $15.3 million for the six months ended June 30, 2012, reflecting an increase of $16.4 million from a net loss attributable to FreightCar America of $1.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, our basic and diluted net income per share was $1.28, on basic and diluted shares outstanding of 11,927,992 and 11,992,808, respectively. For the six months ended June 30, 2011, our basic and diluted net loss per share was $0.09, on basic and diluted shares outstanding of 11,911,469.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2012 and 2011, were our cash and cash equivalent balances on hand and our revolving credit facility. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of each of June 30, 2012 and December 31, 2011, we had no borrowings or outstanding letters of credit under the revolving credit facility.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant effectively limits potential dividends to $67.8 million as of June 30, 2012. The Revolving Loan Agreement also provides for customary events of default. As of June 30, 2012, we had borrowing capacity of $30.0 million under the Revolving Loan Agreement and we were in compliance with all of the covenants contained in the agreement.

Our restricted cash balance was $17.0 million as of June 30, 2012 and $1.8 million as of December 31, 2011, and consisted of cash used to collateralize standby letters of credit with respect to purchase price payment guarantees and performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of June 30, 2012 are scheduled to expire at various dates through December 2015. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the revolving credit facility.

As of June 30, 2012, the value of inventory on lease and railcars available for lease totaled $67.1 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio. Additional railcars available for lease may be funded by cash flows from operations or we may pursue a new credit facility or both, as we evaluate our liquidity and capital resources.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2011, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.4 million and $65.1 million, respectively, which exceeded the fair value of plan assets by $14.1 million and $65.1 million, respectively. We made contributions of $1.6 million to our defined benefit pension plans during the first half of 2012 and expect to make approximately $2.6 million in total contributions to our defined benefit pension plans during 2012. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act of 2006. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of $2.5 million during the first half of 2012, and expect to make approximately $5.1 million in total payments to our postretirement benefit plan in 2012. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2012, and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$16,756	$3,301	$5,725	$2,644	$5,086
Material and component purchases	60,754	30,234	30,520	—	—

Total	$77,510	$33,535	$36,245	$2,644	$5,086

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.6 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2012 because the timing of the payout of these amounts cannot be determined.

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 13 to the unaudited condensed consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2012.

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$14,872	$(16,763)
Investing activities	(7,820)	6,117
Financing activities	(1,480)	(65)

Total	$5,572	$(10,711)

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

Our net cash provided by operating activities for the six months ended June 30, 2012 was $14.9 million compared to net cash used in operating activities of $16.8 million for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 includes our income from operations and increases in cash due to changes in account and contractual payables of $9.2 million, deferred income taxes of $8.9 million and accounts receivable of $2.9 million, which were partially offset by the cost of inventory on lease of $23.1 million. Net cash used in operating activities for the six months ended June 30, 2011 included an increase in working capital balances, including increases in accounts receivable of $73.5 million and inventory of $6.9 million. The increase in inventories during the six months ended June 30, 2011 reflected an increase in finished railcars ready to be delivered as well as the pre-purchase of materials for 2011 railcar orders to protect against increasing material costs. Net cash used in operating activities for the six months ended June 30, 2011 included pension contributions of $3.5 million and postretirement benefit plan contributions of $2.3 million. Our cash from operations for the six months ended June 30, 2011 also reflected cash deposits of $60.5 million that were received from customers during the first half of 2011 for railcars produced through December 2011.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was $7.8 million compared to net cash provided by investing activities of $6.1 million for the six months ended June 30, 2011. Net cash used in investing activities for the six months ended June 30, 2012 included restricted cash deposits for collateralization of letters of credit of $15.5 million and purchases of property, plant and equipment of $3.2 million, which were partially offset by proceeds from the sale of railcars on operating leases of $10.4 million. Net cash provided by investing activities for the six months ended June 30, 2011 primarily included proceeds from the sale of railcars on operating leases of $6.5 million.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2012 was $1.5 million and included $1.4 million of cash dividends paid to our stockholders. Net cash used in financing activities for the six months ended June 30, 2011 was $65,000.

Capital Expenditures

Our capital expenditures were $3.2 million in the six months ended June 30, 2012 compared to $0.4 million in the six months ended June 30, 2011. Capital expenditures for the six months ended June 30, 2012 were primarily cash outlays to maintain and expand our existing facilities. Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $7.3 million for the remainder of 2012 and will be used to maintain our existing railcar manufacturing and repair and maintenance facilities and improve the efficiency of certain facilities. Management continuously evaluates facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2012, there were no borrowings or outstanding letters of credit under the revolving credit facility.

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

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. Discovery in both the Pennsylvania Lawsuit and the Illinois Lawsuit has been closed and the parties have brought cross-motions for summary judgment in both cases. In the Pennsylvania Lawsuit, the Court has not yet ruled on the parties’ summary judgment motions. In the Illinois Lawsuit, the Court has denied all summary judgment motions. While the ultimate outcomes of the Pennsylvania Lawsuit and the Illinois Lawsuit cannot be determined at this time, it is the opinion of management that the resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 9, 2012	By:	/s/ EDWARD J. WHALEN

Edward J. Whalen, President and Chief Executive Officer

	By:	/s/ JOSEPH E. MCNEELY

Joseph E. McNeely, Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	To be filed by amendment