Form 10-Q
period 2012-09-30
FreightCar America, Inc.
filed 2012-11-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 15, 2012, there were 11,982,174 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$128,672	$101,870
Restricted cash	15,530	1,815
Accounts receivable, net of allowance for doubtful accounts of $32 and $19, respectively	14,385	10,125
Inventories, net	56,546	72,877
Inventory on lease	7,248	—
Other current assets	4,553	2,618
Deferred income taxes, net	10,982	10,982

Total current assets	237,916	200,287

Property, plant and equipment, net	38,710	35,984
Railcars available for lease, net	43,739	54,746
Goodwill	22,128	22,128
Deferred income taxes, net	17,031	28,150
Other long-term assets	3,832	4,168

Total assets	$363,356	$345,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$29,350	$28,110
Accrued payroll and employee benefits	5,986	5,611
Accrued postretirement benefits	5,174	5,174
Accrued warranty	7,710	7,795
Customer deposits	15,791	17,964
Other current liabilities	7,690	5,044

Total current liabilities	71,701	69,698
Accrued pension costs	11,721	14,202
Accrued postretirement benefits, less current portion	58,483	59,887
Accrued taxes and other long-term liabilities	4,340	4,342

Total liabilities	146,245	148,129

Stockholders’ equity
Preferred stock, $0.01 par value; 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting); 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2012 and December 31, 2011	127	127
Additional paid in capital	100,167	100,204
Treasury stock, at cost; 751,040 and 780,320 shares at September 30, 2012 and December 31, 2011, respectively	(34,506)	(35,904)
Accumulated other comprehensive loss	(21,785)	(22,302)
Retained earnings	173,108	155,209

Total stockholders’ equity	217,111	197,334

Total liabilities and stockholders’ equity	$363,356	$345,463

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Revenues	$160,598	$130,103	$560,870	$299,926
Cost of sales	144,506	120,986	504,004	284,602

Gross profit	16,092	9,117	56,866	15,324
Selling, general and administrative expenses	8,230	7,306	24,565	20,173
Gain on sale of railcars available for lease	(14)	—	(976)	(975)

Operating income (loss)	7,876	1,811	33,277	(3,874)
Interest expense, net	(99)	(49)	(285)	(166)

Income (loss) before income taxes	7,777	1,762	32,992	(4,040)
Income tax provision (benefit)	3,020	4,211	12,938	(497)

Net income (loss)	4,757	(2,449)	20,054	(3,543)
Less: Net (loss) income attributable to noncontrolling interest in JV	—	(8)	—	4

Net income (loss) attributable to FreightCar America	$4,757	$(2,441)	$20,054	$(3,547)

Net income (loss) per common share attributable to FreightCar America – basic	$0.40	$(0.20)	$1.68	$(0.30)

Net income (loss) per common share attributable to FreightCar America – diluted	$0.40	$(0.20)	$1.67	$(0.30)

Weighted average common shares outstanding – basic	11,936,780	11,919,803	11,930,943	11,914,278

Weighted average common shares outstanding – diluted	11,943,558	11,919,803	11,976,272	11,914,278

Dividends declared per common share	$0.06	$—	$0.18	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$4,757	$(2,449)	$20,054	$(3,543)

Other comprehensive income, net of tax:
Pension liability adjustments, net of tax	77	56	233	170
Postretirement liability adjustments, net of tax	95	82	284	247
Change in foreign currency translation adjustments	—	(13)	—	(15)

Other comprehensive income	172	125	517	402

Comprehensive income (loss)	4,929	(2,324)	20,571	(3,141)
Comprehensive (loss) income attributable to non-controlling interest	—	(8)	—	4

Comprehensive income (loss) attributable to FreightCar America	$4,929	$(2,316)	$20,571	$(3,145)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings		Total Stockholders’ Equity
	Common Stock			Treasury Stock				Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580

Net loss	—	—	—	—	—	—	(3,547)	4	(3,543)
Other comprehensive income	—	—	—	—	—	402	—	—	402
Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,624)	(73)	—	—	—	(73)
Forfeiture of restricted stock awards	—	—	22	(1,334)	(22)	—	—	—	—
Stock-based compensation expense recognized	—	—	1,652	—	—	—	—	—	1,652

Balance, September 30, 2011	12,731,678	$127	$99,604	(777,297)	$(35,842)	$(19,598)	$146,727	$—	$191,018

Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$—	$197,334

Net income	—	—	—	—	—	—	20,054	—	20,054
Other comprehensive income	—	—	—	—	—	517	—	—	517
Restricted stock awards	—	—	(1,446)	31,446	1,446	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,166)	(48)	—	—	—	(48)
Stock-based compensation expense recognized	—	—	1,409	—	—	—	—	—	1,409
Cash dividends	—	—	—	—	—	—	(2,155)	—	(2,155)

Balance, September 30, 2012	12,731,678	$127	$100,167	(751,040)	$(34,506)	$(21,785)	$173,108	$—	$217,111

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income (loss)	$20,054	$(3,543)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	6,170	6,700
Gain on sale of railcars available for lease	(976)	(975)
Other non-cash items	770	393
Change in deferred income taxes	11,176	(664)
Stock-based compensation expense recognized	1,409	1,652
Changes in operating assets and liabilities:
Accounts receivable	(4,260)	(4,758)
Inventories	16,199	(27,245)
Inventory on lease	(7,248)	—
Other assets	(2,507)	2,753
Accounts and contractual payables	663	25,476
Accrued payroll and employee benefits	375	593
Income taxes receivable	200	548
Accrued warranty	(85)	(658)
Customer deposits and other current liabilities	162	405
Deferred revenue, non-current	(206)	350
Accrued pension costs and accrued postretirement benefits	(3,368)	(5,065)

Net cash flows provided by (used in) operating activities	38,528	(4,038)

Cash flows from investing activities
Restricted cash deposits	(15,525)	—
Restricted cash withdrawals	1,810	1,412
Proceeds from sale of property, plant and equipment and railcars available for lease	10,526	7,761
Purchase price adjustment for business acquired	—	(166)
Purchases of property, plant and equipment	(6,334)	(801)

Net cash flows (used in) provided by investing activities	(9,523)	8,206

Cash flows from financing activities
Employee restricted stock settlement	(48)	(73)
Cash dividends paid to stockholders	(2,155)	—

Net cash flows used in financing activities	(2,203)	(73)

Net increase in cash and cash equivalents	26,802	4,095
Cash and cash equivalents at beginning of period	101,870	61,780

Cash and cash equivalents at end of period	$128,672	$65,875

Supplemental cash flow information:
Interest paid	$209	$155

Income taxes paid	$2,658	$—

Income tax refunds received	$752	$128

Non-cash transactions:
Lease incentive for leasehold improvements	$624	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“America”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America Corporation (“JAC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), JAC Patent Company (“JAC Patent”), FreightCar Roanoke, Inc. (“FCR”), Titagarh FreightCar Private Limited, Inc. (“JV”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”), manufactures railroad freight cars, supplies railcar parts, leases freight railcars and provides railcar maintenance, repairs and management. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; Lakewood, Colorado; and Roanoke, Virginia.

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of America, Operations, JAC, FCS, JAIX, JAC Patent, FCR, JV, Mauritius, FCRS and Short Line. All intercompany accounts and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2011 year-end balance sheet data was derived from the audited financial statements as of December 31, 2011. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Segment operating income is an internal performance measure used by the Company’s Chief Operating Decision Maker to assess the performance of each segment in a given period. Segment operating income includes all external revenues attributable to the segments as well as operating costs and income that management believes are directly attributable to the current production of goods and services. The Company’s management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. Intersegment revenues were not material in any period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Manufacturing	$152,486	$122,183	$534,706	$273,643
Services	8,112	7,920	26,164	26,283

Consolidated revenues	$160,598	$130,103	$560,870	$299,926

Operating income (loss):
Manufacturing	$13,880	$6,876	$51,746	$9,199
Services	595	1,138	2,050	3,394
Corporate	(6,599)	(6,203)	(20,519)	(16,467)

Consolidated operating income (loss)	$7,876	$1,811	$33,277	$(3,874)

Depreciation and amortization:
Manufacturing	$1,140	$1,431	$3,590	$4,394
Services	525	493	1,570	1,457
Corporate	340	317	1,010	849

Consolidated depreciation and amortization	$2,005	$2,241	$6,170	$6,700

Capital expenditures:
Manufacturing	$2,854	$81	$4,642	$216
Services	250	269	1,255	269
Corporate	73	84	437	316

Consolidated capital expenditures	$3,177	$434	$6,334	$801

	September 30, 2012	December 31, 2011
Assets:
Manufacturing	$150,517	$167,972
Services	24,483	25,430
Corporate	159,916	112,177

Total operating assets	334,916	305,579
Consolidated income taxes receivable	427	752
Consolidated deferred income taxes, current	10,982	10,982
Consolidated deferred income taxes, long-term	17,031	28,150

Consolidated assets	$363,356	$345,463

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

	As of September 30, 2012
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$58,904	$—	$—	$58,904

	As of December 31, 2011
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$77,004	$—	$—	$77,004

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. The components of inventories are as follows:

	September 30, 2012	December 31, 2011
Work in progress	$51,471	$66,713
Finished new railcars	—	1,061
Used railcars acquired upon trade-in	105	558
Parts and service inventory	4,970	4,545

Total inventories	$56,546	$72,877

Note 7 – Leased Railcars

Leased railcars at September 30, 2012 included Railcars available for lease classified as long-term assets of $43,739 (cost of $48,234 and accumulated depreciation of $4,495) and Inventory on lease of $7,248. Leased railcars at December 31, 2011 included Railcars available for lease classified as long-term assets of $54,746 (cost of $59,217 and accumulated depreciation of $4,471). The Company’s lease utilization rate for railcars in its lease fleet, including those classified as Inventory on lease and those classified as Railcars available for lease was 100% at each of September 30, 2012 and December 31, 2011.

Leased railcars at September 30, 2012 are subject to lease agreements with external customers with terms of up to nine years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at September 30, 2012 are as follows:

Three months ending December 31, 2012	$1,294
Year ending December 31, 2013	4,655
Year ending December 31, 2014	3,946
Year ending December 31, 2015	2,239
Year ending December 31, 2016	1,875
Thereafter	3,048

$17,057

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2012	December 31, 2011
Buildings and improvements	$25,161	$23,957
Machinery and equipment	33,092	29,169
Software	8,382	8,352
Leasehold improvements	5,350	4,726

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	71,985	66,204
Less: Accumulated depreciation and amortization	(37,606)	(33,269)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	34,379	32,935
Land (including easements)	2,203	2,203
Construction in process	2,128	846

Total property, plant and equipment, net	$38,710	$35,984

Note 9 – Intangible Assets and Goodwill

Intangible assets and goodwill consist of the following:

	September 30, 2012	December 31, 2011
Patents	$13,097	$13,097
Accumulated amortization	(10,819)	(10,376)

Patents, net of accumulated amortization	2,278	2,721

Customer-related intangibles	1,300	1,300
Accumulated amortization	(176)	(64)

Customer-related intangibles, net of accumulated amortization	1,124	1,236

Total amortizing intangibles	$3,402	$3,957

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 5 years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended September 30, 2012 and 2011, and $443 for each of the nine months ended September 30, 2012 and 2011. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 18 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $37 and $11 for the three months ended September 30, 2012 and 2011, respectively, and $111 and $32 for the nine months ended September 30, 2012 and 2011, respectively.

The estimated intangible amortization at September 30, 2012 is as follows:

Three months ending December 31, 2012	$184
Year ending December 31, 2013	739
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Thereafter	539

$3,402

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. During the quarter ended September 30, 2012, the Company changed its annual testing date from January 1 to August 1 for its reporting units. With respect to the Company’s annual goodwill testing date, the Company believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with the Company’s long-range planning cycle, which is a significant element in the testing process. In connection with this change, the Company performed the test as of January 1, 2012 and August 1, 2012. There were no impairment charges as of January 1, 2012 or August 1, 2012. This change in the Company’s annual testing date, which was applied prospectively, does not delay, accelerate or avoid an impairment charge. It was impracticable to apply this change retrospectively, as the Company is unable to objectively determine significant estimates and assumptions that would have been used in those earlier periods without the use of hindsight.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts and typically are for periods of one to five years. The changes in the warranty reserve for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$7,773	$6,836	$7,795	$7,932
Provision for warranties issued during the period	378	487	2,216	1,102
Reductions for payments, cost of repairs and other	(192)	(49)	(410)	(644)
Adjustments to prior warranties	(249)	—	(1,891)	(1,116)

Balance at the end of the period	$7,710	$7,274	$7,710	$7,274

Note 11 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among America, JAC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of September 30, 2012 and December 31, 2011, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had no outstanding letters of credit under the revolving credit facility as of each of September 30, 2012 and December 31, 2011.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant in the Revolving Loan Agreement effectively limits potential dividends to $75,328 as of September 30, 2012. The Revolving Loan Agreement also provides for customary events of default. As of September 30, 2012, the Company was in compliance with all of the covenants contained in the agreement.

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

During the nine months ended September 30, 2012, the Company awarded 18,150 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of the award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

During the nine months ended September 30, 2012, the Company awarded 13,296 shares of restricted stock to certain individuals for service on the Company’s board of directors pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest on the earlier of May 24, 2013 or the last trading day before the date of the Company’s 2013 annual meeting of stockholders. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

As of September 30, 2012, there was $2,748 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 36 months.

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement require the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company is currently engaged in negotiations related to the expiring settlement agreement but the outcome of those negotiations and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s current postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments indefinitely after November 30, 2012 (as would be permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of mutual fund securities.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pension Plans
Interest cost	$725	$784	$2,175	$2,352
Expected return on plan assets	(862)	(949)	(2,586)	(2,847)
Amortization of unrecognized net loss	126	91	378	273

	$(11)	$(74)	$(33)	$(222)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Postretirement Benefit Plan
Service cost	$16	$14	$48	$42
Interest cost	755	803	2,265	2,409
Amortization of prior service cost	60	60	180	180
Amortization of unrecognized net loss	94	72	281	216

	$925	$949	$2,774	$2,847

The Company made contributions to the Company’s defined benefit pension plans of $513 and $434 during the three months ended September 30, 2012 and 2011, respectively, and $2,069 and $3,972 during the nine months ended September 30, 2012 and 2011, respectively. Total contributions to the Company’s pension plans in 2012 are expected to be $2,582. The Company made payments to the Company’s postretirement benefit plan of $1,188 and $1,136 during the three months ended September 30, 2012 and 2011, respectively, and $3,719 and $3,465 during the nine months ended September 30, 2012 and 2011, respectively. Total payments to the Company’s postretirement benefit plan in 2012 are expected to be $5,097.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, years of service, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $402 and $362 for the three months ended September 30, 2012 and 2011, respectively, and $1,369 and $1,030 for the nine months ended September 30, 2012 and 2011, respectively.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	11,936,780	11,919,803	11,930,943	11,914,278
Dilutive effect of employee stock options and nonvested share awards	6,778	—	45,329	—

Weighted average diluted common shares outstanding	11,943,558	11,919,803	11,976,272	11,914,278

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three and nine months ended September 30, 2012, there were 586,448 and 363,694 share based payment awards, respectively, which were anti-dilutive and not included in the above calculation. For the three and nine months ended September 30, 2011, there were 321,000 share based payment awards which were anti-dilutive and not included in the above calculation.

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

Total orders for railcars in the third quarter of 2012 were 225 units, all of which were new railcars, compared to 961 units, consisting of 600 new railcars and 361 used railcars, ordered in the second quarter of 2012 and 2,840 units, all of which were new railcars, ordered in the third quarter of 2011. Railcar deliveries totaled 1,618 units, consisting of 998 new railcars and 620 rebuilt railcars, in the third quarter of 2012, compared to 2,786 units, consisting of 1,815 new railcars, 361 used railcars sold and 610 leased railcars delivered, in the second quarter of 2012 and 1,515 units, all of which were new railcars, delivered in the third quarter of 2011. Total backlog of unfilled orders was 3,716 units, consisting of 1,036 new railcars and 2,680 rebuilt railcars, at September 30, 2012, compared to 8,303 units, consisting of 5,003 new railcars and 3,300 rebuilt railcars, at December 31, 2011.

The market for the Company’s products continued to weaken in the third quarter of 2012. Coal loadings continued to decline and were down 7.3% from the same period last year. In addition, the railroads continued their operational improvements with coal unit average train speeds up 10.3% for the quarter compared to the third quarter 2011. Lastly, the weak economic recovery is impacting total railcar loadings which decreased by 1.9% in the third quarter of 2012 compared to the third quarter of 2011. The net impact of the above was a slowdown in non-tank car deliveries. Non-tank car deliveries were 7,854 units which were down over 40% from the first two quarters of 2012. The backlog of non-tank cars continued to decrease and was 14,695 units or about two quarters of production at the current delivery rate.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Revenues

Our consolidated revenues for the three months ended September 30, 2012 were $160.6 million compared to $130.1 million for the three months ended September 30, 2011. Manufacturing segment revenues for the third quarter of 2012 were $152.5 million compared to $122.2 million for the third quarter of 2011. The increase in Manufacturing segment revenues for the 2012 period compared to the 2011 period reflects the increase in the number of rebuilt railcars delivered, higher revenue per new railcar and the sale of 240 leased railcars that were delivered in the prior quarter. Our Manufacturing segment delivered 1,618 units, consisting of 998 new railcars and 620 rebuilt railcars in the third quarter of 2012, compared to 1,515 units, all of which were new railcars delivered in the third quarter of 2011. Services segment revenues for the three months ended September 30, 2012 were $8.1 million compared to $7.9 million for the three months ended September 30, 2011.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2012 was $16.1 million compared to $9.1 million for the three months ended September 30, 2011. The increase in our consolidated gross profit for the third quarter of 2012 compared to the third quarter of 2011 reflects an increase in gross profit from our Manufacturing segment of $7.4 million, which was partially offset by a decrease in gross profit from our Services segment of $0.5 million. The increase in gross profit for our Manufacturing segment for the third quarter of 2012 compared to the third quarter of 2011 is due to a higher number of railcars delivered, higher revenue per new railcar and the sale of 240 leased railcars that were delivered in the prior quarter, which were partially offset by unfavorable production variances related to production line changeover costs. The decrease in gross profit for our Services segment for the third quarter of 2012 compared to the third quarter of 2011 reflects lower parts sales volume, an unfavorable parts sales mix, an unfavorable repair work mix and increased operating costs in our repair business. These decreases reflect a drop in repair programs that generate higher gross profit per railcar repaired. Our consolidated gross margin rate was 10.0% for the three months ended September 30, 2012 compared to 7.0% for the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2012 were $8.2 million compared to $7.3 million for the three months ended September 30, 2011. The increase reflects increases in compensation of $0.4 million and external services costs of $1.1 million, which were partially offset by decreases in product development costs of $0.2 million. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2012 were $1.9 million compared to $1.4 million for the three months ended September 30, 2011. Services segment selling, general and administrative expenses were $1.0 million for the three months ended September 30, 2012 compared to $0.9 million for the three months ended September 30, 2011. Corporate selling, general and administrative expenses for the three months ended September 30, 2012 were $5.4 million compared to $5.0 million for the three months ended September 30, 2011.

Operating Income

Our consolidated operating income for the three months ended September 30, 2012 was $7.9 million, compared to $1.8 million for the three months ended September 30, 2011. Operating income for the Manufacturing segment was $13.9 million for the three months ended September 30, 2012 compared to $6.9 million for the three months ended September 30, 2011. The improvement in operating income for the Manufacturing segment reflects increased deliveries and higher revenue per new railcar, which were partially offset by unfavorable production variances related to production line changeover costs. Services segment operating income was $0.6 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended September 30, 2011. The decrease in Services segment operating income was primarily due to lower parts sales volume and an unfavorable parts sales mix as well as increased operating costs in our repair business. Corporate costs were $6.6 million for the three months ended September 30, 2012 compared to $6.2 million for the three months ended September 30, 2011. The increase in Corporate costs was primarily due to increases in compensation and external services costs.

Income Taxes

The income tax provision was $3.0 million for the three months ended September 30, 2012, compared to $4.2 million for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 and 2011, was 38.8% and 239.0%, respectively. The effective tax rate for the three months ended September 30, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent adjustments, partially offset by 1.4% for the impact of tax-deductible goodwill. The income tax provision for the three months ended September 30, 2011 includes recapture of $4.1 million of tax benefits recorded in the first half of 2011. The recapture results from applying the change in the effective tax rate forecasted for the full year to pre-tax earnings recorded in the first half of the year.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $4.8 million for the three months ended September 30, 2012, reflecting an increase of $7.2 million from net loss attributable to FreightCar America of $2.4 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, our basic and diluted net income per share was $0.40 on basic and diluted shares outstanding of 11,936,780 and 11,943,558, respectively. For the three months ended September 30, 2011, our basic and diluted net loss per share was $0.20, on basic and diluted shares outstanding of 11,919,803.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenues

Our consolidated revenues for the nine months ended September 30, 2012 were $560.9 million compared to $299.9 million for the nine months ended September 30, 2011. Manufacturing segment revenues for the nine months ended September 30, 2012 were $534.7 million compared to $273.6 million for the nine months ended September 30, 2011. The increase in Manufacturing segment revenues for the 2012 period compared to the 2011 period reflects the increase in the number of railcars delivered, higher revenue per railcar and the sale of 128 leased railcars that were delivered in the prior year. Our Manufacturing segment delivered 7,017 units, consisting of 4,959 new railcars, 441 used railcars sold, 997 railcars leased and 620 rebuilt railcars, for the nine months ended September 30, 2012, compared to 3,699 units, consisting of 3,592 new railcars, 17 used railcars sold and 90 railcars leased, for the nine months ended September 30, 2011. Services segment revenues for the nine months ended September 30, 2012 were $26.2 million compared to $26.3 million for the nine months ended September 30, 2011 as a result of increased revenues from our repair business, which were partially offset by lower parts sales.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2012 was $56.9 million compared to $15.3 million for the nine months ended September 30, 2011, representing an increase of $41.6 million. The increase in our consolidated gross profit for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflects an increase in gross profit from our Manufacturing segment of $42.8 million, which was partially offset by a decrease in gross profit from our Services segment of $1.2 million. Corporate costs were flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in gross profit for our Manufacturing segment for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is due to a higher number of railcars delivered, higher revenue per railcar and improved utilization of our manufacturing capacity during 2012, which were partially offset by unfavorable production variances related to production line changeover costs. The decrease in gross profit for our Services segment for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflects lower parts sales volume, an unfavorable parts sales mix, unfavorable repair work mix and increased operating costs in our repair business. These decreases reflect a drop in repair programs that generate higher gross profit per railcar repaired. Our consolidated gross margin rate was 10.1% for the nine months ended September 30, 2012 compared to 5.1% for the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2012 were $24.6 million compared to $20.2 million for the nine months ended September 30, 2011. The increase reflects increases in compensation of $2.7 million, external services costs of $2.6 million and legal fees of $0.4 million, which were partially offset by decreases in product development costs of $1.3 million. Manufacturing segment selling, general and administrative expenses were $4.8 million for the nine months ended September 30, 2012 compared to $4.6 million for the nine months ended September 30, 2011. Services segment selling, general and administrative expenses were $2.7 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended September 30, 2011. Corporate selling, general and administrative expenses for the nine months ended September 30, 2012 were $16.9 million compared to $13.0 million for the nine months ended September 30, 2011.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the nine months ended September 30, 2012 was $1.0 million and represented the gain on sale of 128 leased railcars with a net book value of $10.4 million. Gain on sale of railcars available for lease for the nine months ended September 30, 2011 was $1.0 million and represented the gain on sale of 76 leased railcars with a net book value of $5.5 million.

Operating Income (Loss)

Our consolidated operating income for the nine months ended September 30, 2012 was $33.3 million, compared to an operating loss of $3.9 million for the nine months ended September 30, 2011. Operating income for the Manufacturing segment was $51.7 million for the nine months ended September 30, 2012 compared to $9.2 million for the nine months ended September 30, 2011. The improvement in operating income for the Manufacturing segment reflects increased deliveries, higher revenue per railcar and improved utilization of our manufacturing capacity. Services segment operating income was $2.1 million for the nine months ended September 30, 2012 compared to $3.4 million for the nine months ended September 30, 2011. The decrease in Services segment operating income was primarily due to lower parts sales volume, higher operating costs for our repair business and an increase in selling, general and administrative expenses for the 2012 period compared to the 2011 period. Corporate costs were $20.5 million for the nine months ended September 30, 2012 compared to $16.5 million for the nine months ended September 30, 2011. The increase in Corporate costs was primarily due to increases in compensation and external services.

Income Taxes

The income tax provision was $12.9 million for the nine months ended September 30, 2012, compared to an income tax benefit of $0.5 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 and 2011, was 39.2% and 12.3%, respectively. The effective tax rate for the nine months ended September 30, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent items, partially offset by 1.8% for the impact of tax-deductible goodwill. The effective tax rate for the nine months ended September 30, 2011 reflected the anticipated full year 2011 effective tax rate as of September 30, 2011 and was lower than the statutory U.S. federal income tax rate of 35% due to the impact of tax-deductible goodwill which was partially offset by the impact of state taxes. The effective tax rate for the nine months ended September 30, 2011 also included increases in statutory state income tax rates in certain states in which we operate.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $20.1 million for the nine months ended September 30, 2012, reflecting an increase of $23.6 million from a net loss attributable to FreightCar America of $3.5 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, our basic and diluted net income per share was $1.68 and $1.67, respectively, on basic and diluted shares outstanding of 11,930,943 and 11,976,272, respectively. For the nine months ended September 30, 2011, our basic and diluted net loss per share was $0.30, on basic and diluted shares outstanding of 11,914,278.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2012 and 2011, were our cash and cash equivalent balances on hand and our revolving credit facility. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of each of September 30, 2012 and December 31, 2011, we had no borrowings or outstanding letters of credit under the revolving credit facility.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant effectively limits potential dividends to $75.3 million as of September 30, 2012. The Revolving Loan Agreement also provides for customary events of default. As of September 30, 2012, we had borrowing capacity of $30.0 million under the Revolving Loan Agreement and we were in compliance with all of the covenants contained in the agreement.

Our restricted cash balance was $15.5 million as of September 30, 2012 and $1.8 million as of December 31, 2011, and consisted of cash used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of September 30, 2012 are scheduled to expire at various dates through December 2015. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the revolving credit facility.

As of September 30, 2012, the value of inventory on lease and railcars available for lease totaled $51.0 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio. Additional railcars available for lease may be funded by cash flows from operations or we may pursue a new credit facility or both, as we evaluate our liquidity and capital resources.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our benefit obligations are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2011, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $62.4 million and $65.1 million, respectively, which exceeded the fair value of plan assets by $14.1 million and $65.1 million, respectively. We made contributions of $2.1 million to our defined benefit pension plans during the nine months ended September 30, 2012 and expect to make $2.6 million in total contributions to our defined benefit pension plans during 2012. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act of 2006. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We made payments to our postretirement benefit plan of $3.7 million during the nine months ended September 30, 2012, and expect to make $5.1 million in total payments to our postretirement benefit plan in 2012.

A substantial portion of our postretirement benefit plan obligation relates to a settlement with the union representing employees at our Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement require us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We are currently engaged in negotiations related to the expiring settlement agreement but the outcome of those negotiations and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012, which also includes the Amendment to Lease dated as of October 11, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation. The effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$41,995	$3,357	$7,427	$7,315	$23,896
Material and component purchases	55,126	31,054	24,072	—	—

Total	$97,121	$34,411	$31,499	$7,315	$23,896

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.6 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2012 because the timing of the payout of these amounts cannot be determined.

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 13 to the unaudited condensed consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2012.

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$38,528	$(4,038)
Investing activities	(9,523)	8,206
Financing activities	(2,203)	(73)

Total	$26,802	$4,095

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although payments may be delayed pending completion of closing documentation.

Our net cash provided by operating activities for the nine months ended September 30, 2012 was $38.5 million compared to net cash used in operating activities of $4.0 million for the nine months ended September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 includes our income from operations and increases in cash due to changes in inventory of $16.2 million, which were partially offset by decreases in cash due to changes in accounts receivable of $4.3 million and the cost of inventory on lease of $7.2 million. Net cash used in operating activities for the nine months ended September 30, 2011 included an increase in working capital balances, including increases in accounts receivable of $4.8 million and inventory of $27.2 million, which were partially offset by increases in account and contractual payables of $25.5 million. The increase in accounts receivable for the nine months ended September 30, 2011 includes billings for recently delivered new railcars. The increase in inventories during the nine months ended September 30, 2011 reflects an increase in finished railcars ready to be delivered as well as the pre-purchase of materials for 2011 railcar orders to protect against increasing material costs. The increase in account and contractual payables during the nine months ended September 30, 2011 primarily represents purchases of material to support increased production levels. Net cash used in operating activities for the nine months ended September 30, 2011 also included pension contributions of $4.0 million and postretirement benefit plan contributions of $3.5 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $9.5 million compared to net cash provided by investing activities of $8.2 million for the nine months ended September 30, 2011. Net cash used in investing activities for the nine months ended September 30, 2012 included restricted cash deposits for collateralization of letters of credit of $15.5 million and purchases of property, plant and equipment of $6.3 million, which were partially offset by proceeds from the sale of railcars on operating leases of $10.4 million. Net cash provided by investing activities for the nine months ended September 30, 2011 primarily included proceeds from the sale of railcars on operating leases of $7.8 million and restricted cash withdrawals of $1.4 million.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2012 was $2.2 million and primarily included cash dividends paid to our stockholders. Net cash used in financing activities for the nine months ended September 30, 2011 was $73,000.

Capital Expenditures

Our capital expenditures were $6.3 million in the nine months ended September 30, 2012 compared to $0.8 million in the nine months ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2012 were primarily cash outlays to enhance our capability to more efficiently produce a more diverse railcar product line in our existing facilities. The first non-coal railcars to be manufactured using these enhanced capabilities will be delivered in the fourth quarter of 2012. Excluding unforeseen expenditures, management expects that capital expenditures will be between $3.0 million and $4.1 million for the remainder of 2012 and will be used to maintain our existing railcar manufacturing and repair and maintenance facilities and improve the efficiency of certain facilities. Management continuously evaluates facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2012, there were no borrowings or outstanding letters of credit under the revolving credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1†	Amendment to Lease, dated as of October 11, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation.

18.1	Preferability letter from Deloitte & Touche LLP on change in date of annual goodwill impairment testing.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: November 9, 2012	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen, President and Chief Executive Officer

	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment to Lease, dated as of October 11, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation.

18.1	Preferability letter from Deloitte & Touche LLP on change in date of annual goodwill impairment testing.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

†	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.