Form 10-K
period 2012-12-31
FreightCar America, Inc.
filed 2013-03-15
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 1300, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 was $266.5 million, based on the closing price of $22.97 per share on the Nasdaq Global Market.

As of March 5, 2013, there were 12,024,823 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2012.	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

We and our predecessors have been manufacturing railcars since 1901. We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We specialize in the production of coal cars, which represented 91% of our deliveries of railcars in 2012 and 93% of our deliveries of railcars in 2011. Our BethGon® railcar has been the leading aluminum-bodied coal car sold in North America for over 20 years. Over the last 25 years, we believe we have built and introduced more types of coal cars than all other manufacturers in North America combined. The balance of our production consisted of a broad spectrum of railcar types. Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. Both facilities have the capability to manufacture a variety of types of railcars, including aluminum-bodied and steel-bodied railcars.

In February 2013, we sub-leased to operate approximately 25% of a state-of-the-art production facility located in the Shoals region of Alabama that was designed to efficiently build a wide variety of railcar types. This transaction is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our existing facilities will continue to support our coal car products, the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. In addition, the facility layout, automated production equipment, proximity to key suppliers and new supply agreements will increase our flexibility and make us more competitive in the marketplace.

We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. FreightCar Rail Services, LLC (“FCRS”) provides railcar repair and maintenance, inspections and railcar fleet management services for all types of freight railcars. FCRS has repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary.

Our primary customers are railroads, financial institutions and shippers, which represented 61%, 12% and 9%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2012. In the year ended December 31, 2012, we delivered 8,325 railcars, including 7,538 coal cars. Our total backlog of firm orders for railcars decreased from 8,303 railcars as of December 31, 2011 to 2,881 railcars as of December 31, 2012. The estimated future sales value of the backlog is $560 million and $198 million, respectively as of December 31, 2011 and 2012. We offer railcar leasing and refurbishment alternatives to our customers, an approach designed to enhance our position as a full service provider to the railcar industry. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future.

Our Internet website is www.freightcaramerica.com. We make available, free of charge, on or through our website items related to corporate governance, including, among other things, our corporate governance guidelines, charters of various committees of the Board of Directors and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., Two North Riverside Plaza, Suite 1300, Chicago, Illinois 60606.

OUR PRODUCTS AND SERVICES

We design and manufacture aluminum-bodied and steel-bodied railcars that transport a variety of different products. The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We also provide general railcar repair and maintenance, inspections and railcar fleet management services for all types of freight-carrying railcars. Many of our railcars are produced using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity, but weighs significantly less than traditional multiple-piece center sills. Any of the railcar types listed below may be further developed to meet the characteristics of the materials being transported and customer specifications.

•

Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood and BethGon coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life.

•

BethGon Series. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

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

•	Other Coal Cars. We also manufacture a variety of other types of aluminum and steel-bodied coal cars, including triple hopper and flat bottom gondola railcars.

•

Other Railcar Types. Our portfolio of other railcar types includes the following: Intermodal Double Stack railcars, including a stand-alone, 40 foot well car and the DynaStack® articulated, 5-unit, 40 foot and 3-unit, 53 foot well cars for transportation of containers; a Small Cube Covered Hopper railcar used to transport high density products such as roofing granules, fly ash, sand and cement; a Mill Gondola Railcar used to transport steel products and scrap; Slab and Coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; Flat Railcars, Bulkhead Flat Railcars and Centerbeam Flat Railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest products and other bulky industrial products; a Woodchip Gondola Railcar designed to haul woodchips and municipal waste or other high-volume, low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry aggregates, ballast, iron ore, taconite pellets, petroleum coke and other bulk commodities; the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; and the Articulated Bulk Container railcar designed to carry dense bulk products such as waste products in 20 foot containers.

•

International Railcar Designs. We manufacture railcars for export to Latin America and the Middle East. Railroads outside of North America have a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter manufacturing specifications for foreign sales.

We have added 12 new or redesigned products to our portfolio in the last five years, including mill gondolas, slab and coil steel railcar, triple hopper and hybrid aluminum/stainless steel railcars, ore cars, ballast cars, aggregate cars and the AVC. Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

With operations in Colorado, Indiana and Nebraska, we service freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. Separately, we also sell forged, cast and fabricated replacement parts for all of the railcars we produce, as well as those manufactured by others.

MANUFACTURING

We operate railcar production facilities in Danville, Illinois and Roanoke, Virginia. Our Danville and Roanoke facilities are each certified or approved for certification by the Association of American Railroads ( the“AAR”), which sets railcar manufacturing industry standards for quality control. At our Danville and Roanoke facilities, we will continue to adjust salaried and hourly labor personnel levels to coincide with production requirements. We are preparing the Shoals manufacturing facility that we sub-leased on February 19, 2013 for operation, with the first deliveries of new railcars expected in the second half of 2013. This facility will provide a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper and gondola cars.

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

Our customer base consists mostly of North American railroads, financial institutions and shippers. We believe that our customers’ preference for reliable, high-quality products, the relatively high cost for customers to switch manufacturers, our technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2012, revenue from three customers, Norfolk Southern Railway Company, CSX Transportation Inc. and CitiCorp Railmark, Inc., accounted for approximately 28%, 22% and 14%, respectively, of total revenue. In 2012, sales to our top five customers accounted for approximately 77% of total revenue. Our railcar sales to customers outside the United States were $48.3 million in 2012. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to better understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing the products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.4 million, $2.0 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
Railcar backlog at start of period	8,303	2,054	265
Railcars delivered	(8,325)	(6,188)	(2,229)
Railcar orders	2,903	12,437	4,018

Railcar backlog at end of period	2,881	8,303	2,054

Estimated revenue from backlog at end of period (in thousands) (1)	$197,597	$559,824	$144,306

(1)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Sapa Extrusions and Constellium (formerly Alcan Inc.). Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. We purchase steel primarily from U.S. sources, except for our roll-formed center sills, which we purchase from a single Canadian supplier with operations in Canada and Mississippi. A center sill is the primary structural component of a railcar.

Our primary component suppliers include Amsted Industries, Inc. which supplies us with castings and couplers through its ASF-Keystone subsidiary and bearings through its Brenco subsidiary and Standard Steel which supplies us with axles and wheels. Roll Form Group, a division of Samuel Manu-Tech, Inc., is the sole supplier of our roll-formed center sills, which were used in 98% and 100% of our new railcars produced in 2012 and 2011, respectively.

Other suppliers provide brake systems, wheels, castings, axles and bearings. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components, and we actively purchase from over 133 suppliers. No single supplier accounted for more than 22% and 29% of our total purchases in 2012 and 2011, respectively. Our top ten suppliers accounted for 67% and 77% of our total purchases in 2012 and 2011, respectively.

COMPETITION

We operate in a highly competitive marketplace. Competition is based on price, product design, reputation for product quality, reliability of delivery and customer service and support.

We have four principal competitors in the North American railcar market that primarily manufacture railcars for third-party customers, which are Trinity Industries, Inc., The Greenbrier Companies, Inc., American Railcar Industries, Inc. and National Steel Car Limited.

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

EMPLOYEES

As of December 31, 2012, we had 918 employees, of whom 182 were salaried and 736 were hourly wage earners, and approximately 380, or 41%, of our employees were members of unions. As of December 31, 2011, we had 941 employees, of whom 164 were salaried and 777 were hourly wage earners, and approximately 430, or 46%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

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

RISKS RELATED TO THE RAILCAR INDUSTRY

We operate in a highly cyclical industry, and our industry and markets are influenced by factors that are beyond our control, including U.S. and international economic conditions. Such factors could adversely affect demand for our railcar offerings.

Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the previous industry cycle, industry-wide railcar deliveries declined from a peak of 75,704 railcars in 1998 to a low of 17,736 railcars in 2002. During this period, our railcar production declined from approximately 9,000 railcars in 1998 to 4,067 railcars in 2002. Industry-wide railcar deliveries again peaked in 2006 with deliveries of 74,729 before declining to 16,535 in 2010. Our railcar deliveries trended downward from 18,764 in 2006 to 2,229 in 2010. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. and international economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.

We operate in a highly competitive industry and we may be unable to compete successfully against other railcar manufacturers.

We operate in a competitive marketplace and face substantial competition from established competitors in the railcar industry in North America. We have four principal competitors that primarily manufacture railcars for third-party customers. Some of these manufacturers have greater financial and technological resources than us, and they may increase their participation in the railcar segments in which we compete. In addition to price, competition is based on product performance and technological innovation, quality, reliability of delivery, customer service and other factors. In particular, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and impair our ability to compete successfully against other railcar manufacturers or retain our market share in our established markets. Increased competition for the sales of our railcar products could result in price reductions, reduced margins and loss of market share, which could negatively affect our prospects, business, financial condition and results of operations.

We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales accounted for, in the aggregate, approximately 66% of our total sales for the five-year period. In 2012, sales to our top three customers accounted for approximately 28%, 22% and 14%, respectively, of our total sales. In 2011, sales to our top three customers accounted for approximately 52%, 24% and 5%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.

We rely upon third-party suppliers for various components for our railcars. In the future, suppliers of railcar components may be unable to meet the short-term or longer-term demand of our industry for certain railcar components. In the event that any of our suppliers of railcar components were to stop or reduce their production, go out of business, refuse to continue their business relationships with us, become subject to work stoppages or ration their supply of components, our business could be disrupted. We have in the past experienced challenges sourcing certain railcar components to meet our production requirements. In addition, our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources for these components, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and our operating results may be significantly affected. In an effort to secure a supply of components, we have developed foreign sources that require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, a particular supplier, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for railcar components than we currently pay. Such circumstances could have a material adverse impact on our customer relationships, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

We rely significantly on the sales of our coal cars. Future demand for coal could decrease, which could adversely affect our business, financial condition and results of operations.

Historically, coal cars have been our primary railcar type, representing 83% and 82% of our sales revenues in 2012 and 2011, respectively, and 91% and 93% of the total railcars that we delivered in 2012 and 2011, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant customers of our coal car lines, to select an alternative energy source to coal, thereby reducing the demand for coal cars. For example, if utility companies were to begin preferring natural gas instead of coal as an energy source, demand for our coal car lines could decrease and our operating results could be negatively affected.

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

Our growth strategy depends in part on our continued development and sale of new railcar designs and design changes to existing railcars to penetrate railcar markets in which we currently do not compete and to expand or maintain our market share in the railcar markets in which we currently compete. We have dedicated significant resources to the development, manufacturing and marketing of new railcar designs. We typically make decisions to develop and market new railcars and railcars with modified designs without firm indications of customer acceptance. New or modified railcar designs may require customers to alter their existing business methods or threaten to displace existing equipment in which our customers may have a substantial capital investment. Many railcar purchasers prefer to maintain a standardized fleet of railcars and railcar purchasers with established railcar fleets are generally resistant to railcar design changes. Therefore, any new or modified railcar designs that we develop may not gain widespread acceptance in the marketplace and any such products may not be able to compete successfully with existing railcar designs or new railcar designs that may be introduced by our competitors.

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

We warrant that new railcars produced by us will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. Accordingly, we may be subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in property damage, personal injury or death, or does not conform to our customers’ specifications. Although we currently maintain product liability insurance coverage, product liability claims, if made, may exceed our insurance coverage limits or insurance may not continue to be available on commercially acceptable terms, if at all. These types of product liability and warranty claims may result in costly product recalls, significant repair costs and damage to our reputation, all of which could adversely affect our results of operations.

Our Shoals facility or any other business that we may acquire in the future may fail to perform to expectations or we may be unable to successfully integrate any such acquired business with our existing business.

Our Shoals facility or any other business that we may acquire in the future may not strengthen our competitive position or achieve our desired goals. In addition, the integration of the Shoals-based business or any other acquired business may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. There can be no assurance that we will be able to effectively manage the integration of our Shoals-based business or any other acquired business, or be able to attract, retain and motivate key personnel for the business.

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

We provide postretirement health care benefits for approximately 49 of our active employees and 712 of our retired employees. As of December 31, 2012, we have an unfunded $69.3 million accrual for our projected retiree health care costs, a substantial portion of which relates to a settlement with the union representing employees at our and our predecessors’ Johnstown manufacturing facilities. The terms of that settlement required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We are currently engaged in negotiations related to the expired settlement agreement but no agreements have been reached. Therefore the outcome of those negotiations and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments indefinitely after November 30, 2012 (as is permitted under the settlement). However, our postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.

As of December 31, 2012, we had collective bargaining agreements with unions representing approximately 41% of our total active labor force. A collective bargaining agreement at one of the Company’s facilities that covers approximately 31% of our total active labor force at December 31, 2012 expires in October 2013. An additional collective bargaining agreement at a different facility that covers approximately 10% of our total active labor force at December 31, 2012 expires on March 31, 2013. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the new railcars that we produced in 2012 and 2011, 98% and 100%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

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

Since our initial public offering in April 2005 until December 31, 2012, the trading price of our common stock ranged from a low of $12.82 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2012:

Use	Location	Size	Leased or Owned	Lease Expiration Date

Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar maintenance and repair	Grand Island, Nebraska	132,067 square feet on 448 acres of land	Owned	—

Railcar maintenance and repair	Hastings, Nebraska	35,107 square feet on 13.4 acres of land with an additional 7.5 acres of land leased	Owned/ Leased	December 31, 2013

Railcar maintenance and repair	Clinton, Indiana	30,873 square feet on 56.3 acres of land	Owned	—

Railcar logistics management services	Lakewood, Colorado	1,054 square feet	Leased	May 31, 2013

Short line railroad	Grand Island, Nebraska	5 miles of main line plus 2.77 miles of sidings for a total of 7.77 miles	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

In addition to the properties listed above, we also have various leased or owned railroad easements or rights of way which we use in our railcar repair and maintenance business.

On February 19, 2013, we subleased space at a production facility located in Cherokee, Alabama. We will operate approximately 543,399 square feet of a 2,150,000-square foot facility located on approximately 700 acres of land. The subleased premises will include production lines, an assembly area, storage and fabrication areas and office space. The initial term of the sublease expires on December 31, 2021 and, at our option, is subject to extension for a period of an additional 120 months.

Item 3. Legal Proceedings.

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. Terms of the settlement are confidential but the settlement is expected to have a favorable impact of approximately $4.0 million on the Company’s 2013 results of operations.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 22, 2013, there were approximately 60 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2011, as reported on the Nasdaq Global Market.

	Common stock price
	High	Low	Dividend Declared
2012
Fourth quarter	$22.89	$17.80	$0.06
Third quarter	$22.25	$17.79	$0.06
Second quarter	$22.97	$19.24	$0.06
First quarter	$29.25	$20.25	$0.06
2011
Fourth quarter	$24.04	$13.47	$0.00
Third quarter	$28.71	$14.41	$0.00
Second quarter	$33.35	$23.66	$0.00
First quarter	$32.51	$27.23	$0.00

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law. Additionally, our revolving credit agreement contains a covenant requiring us to maintain minimum tangible net worth of $87.5 million, which effectively limits potential dividends to $64.5 million as of December 31, 2012. On February 12, 2013, our board of directors declared a cash dividend of $0.06 per share of our common stock, payable on March 1, 2013, to shareholders of record at the close of business on February 22, 2013.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2008 through December 31, 2012 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec.31, 2007	Jun.30, 2008	Dec.31, 2008	Jun.30, 2009	Dec.31, 2009	Jun.30, 2010	Dec.31, 2010	Jun.30, 2011	Dec.31, 2011	Jun.30, 2012	Dec.31, 2012
FreightCar America, Inc.	$100.00	$101.72	$52.58	$48.73	$57.85	$66.18	$84.67	$74.14	$61.30	$67.56	$66.35
Nasdaq Composite Index	$100.00	$86.82	$60.02	$70.22	$87.25	$81.48	$103.09	$108.25	$102.27	$115.87	$120.40
DJ Transportation Index	$100.00	$108.96	$78.59	$72.82	$93.22	$91.96	$118.20	$126.55	$118.18	$123.64	$127.10

Item 6. Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2012 was derived from our audited consolidated financial statements and other operational information reported in Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except share and per share data and railcar amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of operations data:
Revenues	$677,449	$486,986	$142,889	$248,462	$746,390
Gross profit	64,986	31,946	2,722	36,522	66,793
Selling, general and administrative expense	32,736	28,660	24,618	31,316	31,717
Gain on sale of railcars available for lease	(989)	(2,227)	—	—	—
Net income (loss) attributable to FreightCar America(1)	$19,095	$4,935	$(12,771)	$4,940	$11,420
Weighted average common shares outstanding — basic	11,932,926	11,916,292	11,896,148	11,861,366	11,788,400
Weighted average common shares outstanding—diluted	11,969,367	11,962,196	11,896,148	11,870,350	11,833,132
Per share data:
Net income (loss) per common share attributable to FreightCar America – basic	$1.60	$0.41	$(1.07)	$0.42	$0.97
Net income (loss) per common share attributable to FreightCar America – diluted	$1.60	$0.41	$(1.07)	$0.42	$0.97
Dividends declared per common share	$0.24	$—	$0.06	$0.24	$0.24
Other financial and operating data:
Investment in property, plant and equipment, railcars on operating leases and business acquisitions	$9,088	$1,996	$24,750	$19,920	$42,192
Railcars delivered	8,325	6,188	2,229	3,377	10,276
Railcar orders	2,903	12,437	4,018	1,218	7,301
Railcar backlog	2,881	8,303	2,054	265	2,424
Estimated revenue from backlog	$197,597	$559,824	$144,306	$24,839	$183,441
Balance sheet data (at period end):
Cash and cash equivalents	$98,509	$101,870	$61,780	$98,015	$129,192
Restricted cash	14,700	1,815	2,322	1,420	—
Marketable securities	41,978	—	—	29,976	—
Total assets	388,565	345,463	310,643	335,566	383,293
Total debt, including capital leases	—	—	—	—	28
Total stockholders’ equity	211,331	197,334	192,580	206,253	204,826

(1)	For the year ended December 31, 2008, we recorded plant closure charges of $20.0 million, which included special termination benefits for our pension and postretirement benefit plans of $19.0 million, and other related costs of $1.1 million. For the year ended December 31, 2009, we recorded plant closure income of $495,000 which represented insurance recoveries and adjustments to employment termination benefits. For the year ended December 31, 2010, we recorded plant closure income of $399,000 which represented the gain on sale of our Johnstown manufacturing facility.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Danville, Illinois and Roanoke, Virginia. In February 2013, we sub leased approximately 25% of a state-of-the-art production facility located in the Shoals region of Alabama that was designed to efficiently build a wide variety of railcar types. This transaction is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our existing facilities will continue to support our coal car products, the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. In addition, the facility layout, automated production equipment, proximity to key suppliers and new supply agreements will increase our flexibility and make us more competitive in the marketplace.

We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance, inspections and railcar fleet management services for all types of freight railcars through our FCRS subsidiary. FCRS has repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. Our primary customers are financial institutions, shippers and railroads.

Railcar deliveries totaled 8,325 units, consisting of 5,487 new railcars, 441 used railcars, 1,400 rebuilt railcars and 997 railcars leased, for the year ended December 31, 2012, compared to 6,188 units, consisting of 5,745 new railcars, 79 used railcars sold and 364 leased railcars delivered, in the same period of 2011. Our total backlog of firm orders for railcars decreased by 5,422 railcars, from 8,303 railcars as of December 31, 2011 to 2,881 railcars as of December 31, 2012.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes administrative activities and all other non-operating activity.

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect railroads and utilities to continue to upgrade their fleets of aging steel-bodied coal cars to modern, higher-capacity aluminum, hybrid aluminum and stainless steel, and stainless steel bodied coal cars.

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Services segment revenue sources include parts sales, revenues related to the general maintenance and repair and inspections of railcars and revenue for fleet management services.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the recent volatility in railcar deliveries, the cost of steel and aluminum, and our efforts to continually reduce manufacturing costs at our manufacturing facilities. A portion of the contracts covering our backlog at December 31, 2012 are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.

Operating income (loss)

Operating income (loss) represents revenues less cost of sales, gain on sale of railcars available for lease, selling, general and administrative expenses, and plant sale income.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Revenues

Our consolidated revenues for the year ended December 31, 2012 were $677.4 million compared to $487.0 million for the year ended December 31, 2011. Manufacturing segment revenues for the year ended December 31, 2012 were $644.0 million compared to $453.1 million for the year ended December 31, 2011. The increase in Manufacturing segment revenues for 2012 compared to 2011 reflects a higher number of railcars delivered and higher average revenue per railcar. Our Manufacturing segment delivered 8,325 units, consisting of 5,487 new railcars, 441 used railcars, 1,400 rebuilt railcars and 997 railcars leased, for the year ended December 31, 2012, compared to 6,188 units, consisting of 5,745 new railcars, 79 used railcars sold and 364 leased railcars for the year ended December 31, 2011. Services segment revenues for the year ended December 31, 2012 were $33.4 million compared to $33.9 million for the year ended December 31, 2011. The slight decrease in Services segment revenues for 2012 compared to 2011 reflects lower repair volumes and an unfavorable repair and parts sales mix.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2012 was $65.0 million compared to $31.9 million for the year ended December 31, 2011, representing an increase of $33.1 million. The increase in our consolidated gross profit for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects an increase in gross profit from our Manufacturing segment of $34.0 million, which was partially offset by a decrease in gross profit from our Services segment of $0.8 million. The increase in gross profit for our Manufacturing segment for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to a higher number of railcars delivered and higher revenue per railcar during 2012, which were partially offset by unfavorable production variances related to production line changeover costs. The decrease in gross profit for our Services segment for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects lower parts sales volume, an unfavorable parts sales mix, an unfavorable repair work mix and increased operating costs in our repair business. Our consolidated gross margin rate was 9.6% for the year ended December 31, 2012 compared to 6.6% for the year ended December 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $32.7 million compared to $28.7 million for the year ended December 31, 2011, representing an increase of $4.0 million, or 14%. The increase reflects increases in compensation of $2.6 million, external services costs of $2.9 million and legal fees of $0.5 million, which were partially offset by a decrease in product development costs of $1.6 million. Manufacturing segment selling, general and administrative expenses were $6.4 million for the year ended December 31, 2012 compared to $6.0 million for the year ended December 31, 2011. Services segment selling, general and administrative expenses were $3.9 million for the year ended December 31, 2012 compared to $3.2 million for the year ended December 31, 2011. Corporate selling, general and administrative expenses for the year ended December 31, 2012 were $22.4 million compared to $19.5 million for the year ended December 31, 2011.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2012 was $1.0 million and represented the gain on sale of 128 leased railcars with a net book value of $10.4 million. Gain on sale of railcars available for lease for the year ended December 31, 2011 was $2.2 million and represented the gain on sale of 264 leased railcars with a net book value of $9.2 million.

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2012 was $33.2 million, compared to $5.5 million for the year ended December 31, 2011. Operating income for the Manufacturing segment was $58.3 million for the year ended December 31, 2012 compared to $25.9 million for the year ended December 31, 2011. The increase in operating income for our Manufacturing segment for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to a higher number of railcars delivered and higher revenue per railcar during 2012, which were partially offset by unfavorable production variances related to production line changeover costs and lower sales of railcars available for lease. Services segment operating income was $2.1 million for the year ended December 31, 2012 compared to $3.7 million for the year ended December 31, 2011. The decrease in operating income for our Services segment for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects lower parts sales volume, an unfavorable parts sales mix, an unfavorable repair work mix and increased operating costs in our repair business. Corporate costs were $27.2 million for the year ended December 31, 2012 compared to $24.1 million for the year ended December 31, 2011. The increase in Corporate costs was primarily due to increases in compensation and external services.

Interest Expense/Income

Interest expense (consisting of commitment fees on our revolving credit facility and letter of credit fees) and amortization of deferred financing costs for the year ended December 31, 2012 were $0.4 million compared to $0.2 million for the year ended December 31, 2011. Increases in interest expense for 2012 resulted primarily from letter of credit fees.

Income Taxes

The income tax provision was $13.8 million for the year ended December 31, 2012, compared to $0.4 million for the year ended December 31, 2011. The effective tax rates for the years ended December 31, 2012 and 2011, were 41.9% and 6.7%, respectively. The effective tax rate for the year ended December 31, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due the state tax provision based on a 5.4% blended state tax rate and a provision of $1.4 million resulting from applying changes in state tax rates on our deferred tax balances partially offset by a $0.6 million benefit for tax deductible goodwill. The changes in state tax rates resulted from changes in our estimated state tax apportionment and the expected timing of our utilization of state net operating loss carryforwards. The effective tax rate for the year ended December 31, 2011 was lower than the statutory U.S. federal income tax rate of 35% primarily due to a $0.6 million benefit for tax-deductible goodwill and a benefit of $1.7 million resulting from applying a change in statutory state tax rates and a change in the estimated state tax apportionment on our deferred tax balances.

Net Income (Loss) Attributable to FreightCar America

As a result of the foregoing, net income attributable to FreightCar America was $19.1 million for the year ended December 31, 2012, reflecting an increase of $14.2 million from $4.9 million for the year ended December 31, 2011. For 2012, our basic and diluted net income per share were both $1.60, on basic and diluted shares outstanding of 11,932,926 and 11,969,367, respectively. For 2011, our basic and diluted net income per share were both $0.41, on basic and diluted shares outstanding of 11,916,292 and 11,962,196, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2012 and 2011, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of December 31, 2012, we had no borrowings or outstanding letters of credit under the revolving credit facility or any expectations to draw upon the revolving credit facility.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant effectively limits potential dividends to $64.5 million as of December 31, 2012. The Revolving Loan Agreement also provides for customary events of default. As of December 31, 2012, we had borrowing capacity of $30.0 million under the Revolving Loan Agreement and we were in compliance with all of the covenants contained in the agreement. During the first half of 2013, we will be evaluating renewal or refinancing alternatives for our current revolving loan agreement and expect to have a new agreement in place by July 29, 2013.

Our restricted cash balance was $14.7 million as of December 31, 2012 and $1.8 million as of December 31, 2011, and consisted of cash used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of December 31, 2012 are scheduled to expire at various dates through March 31, 2013. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the revolving credit facility.

As of December 31, 2012, the value of railcars available for lease was $43.4 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio. Additional railcars available for lease may be funded by cash flows from operations or we may pursue a new credit facility, or both, as we evaluate our liquidity and capital resources.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our proceeds from operating cash flows, our marketable securities and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Management continuously evaluates manufacturing facility requirements based on market demand and may elect to make capital investments at higher levels in the future.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2012, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $65.0 million and $69.3 million, respectively, which exceeded the fair value of plan assets by $12.2 million and $69.3 million, respectively. We made contributions of $2.6 million to our defined benefit pension plans during 2012. As disclosed in Note 11 to the consolidated financial statements, we expect to make contributions of $759,000 to our defined benefit pension plans in 2013. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $4.9 million during 2012. A substantial portion of our postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We are currently engaged in negotiations related to the expired settlement agreement but no agreements have been reached. Therefore, the outcome of those negotiations and the impact on our postretirement benefit plan obligation cannot be determined at this time. If we continued to fund our postretirement benefit plan based on the expired settlement agreement we would make approximately $5.0 million in payments to the plan in 2013. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$41,511	$3,413	$7,562	$7,204	$23,332
Material and component purchases	48,910	30,809	18,101	—	—

Total	$90,421	$34,222	$25,663	$7,204	$23,332

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.5 million related to a reserve for uncertain tax positions at December 31, 2012 because the timing of the payout of these amounts cannot be determined.

We are a party to letter agreements regarding terms of employment with our President and Chief Executive Officer, Vice President, Finance, Chief Financial Officer and Treasurer and Senior Vice President, Operations and employment agreements with certain other members of our executive management team. See Item 11. “Executive Compensation.”

We are also required to make minimum contributions to our pension and postretirement welfare plans. See Note 11 to the consolidated financial statements regarding our expected contributions to our pension plans and our expected postretirement welfare benefit payments for 2013.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010:

(Amounts in thousands)

	2012	2011	2010
Net cash provided by (used in):
Operating activities	$53,002	$29,969	$(42,071)
Investing activities	(53,425)	10,193	6,908
Financing activities	(2,938)	(72)	(1,072)

Total	$(3,361)	$40,090	$(36,235)

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

Our net cash provided by operating activities for the year ended December 31, 2012 was $53.0 million compared to $30.0 million for the year ended December 31, 2011. Our net cash provided by operating activities for the year ended December 31, 2012 primarily included net income from operations and changes in working capital. Our net cash provided by operating activities for the year ended December 31, 2011 included increases in account and contractual payables and customer deposits of $15.4 million and $14.4 million, respectively, and other working capital changes. The increase in account and contractual payables for the year ended December 31, 2011 primarily represents purchases of materials to support increased production levels. Net cash used in operating activities for the year ended December 31, 2010 included our loss from operations and an increase in working capital balances to support the increase in orders and planned production levels, including increases in inventory of $13.5 million, increases in prepaid expenses of $3.6 million, decreases in accounts payable of $5.1 million and decreases in accrued payroll and benefits of $3.9 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2012 was $53.4 million compared to net cash provided by investing activities of $10.2 million for the year ended December 31, 2011. Net cash used in investing activities for the year ended December 31, 2012 included the purchase of U.S. treasuries of $42.0 million, restricted cash deposits for collateralization of letters of credit of $12.9 million and purchases of property, plant and equipment of $9.1 million, which were partially offset by proceeds from the sale of railcars available for lease of $10.5 million. The most significant investing activities for the year ended December 31, 2011 were the sale of railcars available for lease for $11.7 million which, were partially offset by purchases of property, plant and equipment of $1.8 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2012 was $2.9 million compared to net cash used in financing activities of $72,000 for the year ended December 31, 2011. Net cash used in financing activities for the year ended December 31, 2012 primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $9.1 million for the year ended December 31, 2012 compared to $1.8 million for the year ended December 31, 2011. Capital expenditures for 2012 were primarily cash outlays to enhance our capability to more efficiently produce a more diverse railcar product line in our existing facilities. The first non-coal railcars manufactured using these enhanced capabilities were delivered in the fourth quarter of 2012. Capital expenditures for 2011 were primarily cash outlays to maintain our existing facilities.

Excluding unforeseen expenditures, management expects that capital expenditures will be approximately $20.0 million in 2013 and will be used to maintain our existing railcar manufacturing and repair and maintenance facilities and provide for capacity expansion in certain facilities, including the recently sub leased Shoals railcar manufacturing facility. Management continuously evaluates facility requirements based upon market demand and may elect to make capital investments at higher levels in the future.

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

We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. We routinely evaluate our manufacturing footprint to assess our manufacturing capacity and cost of production in an effort to optimize production at our low-cost manufacturing facilities. We did not perform an impairment analysis of long-lived assets during 2012, 2011 or 2010 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2012, 2011 or 2010.

Impairment of goodwill and intangible assets

We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents and customer related intangibles. The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During the quarter ended September 30, 2012, we changed our annual testing date from January 1 to August 1 for its reporting units. With respect to our annual goodwill testing date, we believe that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our long-range planning cycle, which is a significant element in the testing process. In connection with this change, we performed the test as of January 1, 2012 and August 1, 2012. There were no impairment charges as of January 1, 2012 or August 1, 2012. This change in our annual testing date, which was applied prospectively, does not delay, accelerate or avoid an impairment charge. It was impracticable to apply this change retrospectively, as we are unable to objectively determine significant estimates and assumptions that would have been used in those earlier periods without the use of hindsight.

Management estimates the valuation of its reporting units using discounted future cash flows, as well as comparing the Company’s calculated fair value to its market capitalization. The Company determined that there are three reporting units: Manufacturing, Repairs and Maintenance and Parts. For each reporting unit with goodwill (Manufacturing with $21.5 million and Repairs and Maintenance with $0.6 million as 12/31/2012), we concluded that the estimated fair value of each reporting unit’s net assets exceeded the carrying value as of the dates of our impairment tests for 2012, 2011 and 2010. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

The discounted cash flow method involves management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including:

•	Future railcar volume projections based on an industry-specific outlook for railcar demand;

•	estimated margins on railcar sales; and

•	weighted-average cost of capital (or WACC) used to discount future performance of our Company.

Because these estimates form a basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 14.35% for our August 1, 2012 goodwill impairment valuation analyses for both our Manufacturing reporting unit and our Repair and Maintenance reporting unit.

In addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for two alternate scenarios, including the impact of a negative 10% adjustment to our revenue projections and the impact of a 1% increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method in the base case scenario to the two alternate scenarios. Each of these two alternate scenarios reduced the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method by between 2% and 8% compared to the estimated fair value of the net assets in our Manufacturing reporting unit in the base case, however in all scenarios the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value. Although future results may differ from those used in the base case scenario, management believes that the discounted cash flow method using the base case scenario is the best estimate of the lower range of fair value of our reporting units as of August 1, 2012.

In addition to estimating the fair value of the net assets of our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method for two alternate scenarios, including the impact of a negative 10% adjustment to our repair revenue projections and the impact of a 1% increase in the WACC used in the discounted cash flow method. Each of these two alternate scenarios reduced the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method by between 7% and 13% compared to the estimated fair value of the net assets in our Repair and Maintenance reporting unit in the base case. However, in all scenarios, the estimated fair value of the net assets in our Repair and Maintenance reporting unit exceeded the carrying value. Although future results may differ from those used in the base case scenario, management believes that the discounted cash flow method using the base case scenario is the best estimate of the lower range of fair value of our net assets as of August 1, 2012.

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

In 2012, we assumed that the expected long-term rate of return on pension plan assets on a plan by plan basis would range from 5.69 % to 7.29%. As permitted under ASC 715 the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one percentage point in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(474)	$474

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2012, we determined this rate on our postretirement welfare plan to be 3.95%, a decrease of 0.85% from the 4.80% rate used at December 31, 2011. At December 31, 2012, we determined this rate on our pension plans on a plan by plan basis with results ranging from 3.91% to 4.17%. A change of one percentage point in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$56	$(100)

For the years ended December 31, 2012, 2011 and 2010, we recognized consolidated pre-tax pension cost of $(44,000), $(0.3) million and $0.3 million, respectively. We currently expect to make contributions of $0.8 million to our pension plans during 2013. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2012, 2011 and 2010, we recognized a consolidated pre-tax postretirement welfare benefit cost of $3.7 million, $3.8 million and $4.0 million, respectively. A substantial portion of our postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We are currently engaged in negotiations related to the expired settlement agreement but no agreements have been reached. Therefore, the outcome of those negotiations and the impact on our postretirement benefit plan obligation cannot be determined at this time. If we continued to fund our postretirement benefit plan based on the expired settlement agreement we would make approximately $5.0 million in payments to the plan in 2013. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

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

At December 31, 2012, we had total net deferred tax assets of $31.0 million. The railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states in which we operate. At December 31, 2012, we had a valuation allowance of $4.6 million against the tax benefit of net operating loss carryforwards in certain states in which we operate.

Product warranties

We warrant that new railcars produced by us will be free from defects in material and workmanship in normal use identified for a period of up to five years from the time of sale. With respect to parts and materials manufactured by others and incorporated by us in our products, such parts and materials are covered only by the warranty provided by the original manufacturer. We establish a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs for the specific railcar types adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

We recognize a loss when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset if the entity determines, based on qualitative assessment, that it is not more likely than not impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. As of December 31, 2012, the Company did not elect to early adopt ASU 2012-02, however it is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued changes to ASC 350, Intangibles – Goodwill and Other, related to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective for our goodwill impairment test performed on January 1, 2012 and August 1, 2012 and did not have an impact on our consolidated financial statements as we did not elect to perform a qualitative assessment.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance was effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We retrospectively adopted these changes on January 1, 2012 and management elected to use the two-statement option. Other than the change in presentation, the adoption of the changes to ASC 220 had no impact on our consolidated financial statements.

In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement, to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards (IFRS). These changes clarify the application of existing fair value measurements and disclosures and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 was effective as of January 1, 2012 and did not have a material impact on our consolidated financial statements.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	the highly competitive nature of our industry;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our reliance on the sales of our coal cars;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	our reported backlog may not indicate what our future sales will be;

•	potential significant warranty claims;

•	shortages of skilled labor;

•	our ability to manage our health care and pension costs;

•	risks relating to our relationship with our unionized employees and their unions;

•	our ability to maintain relationships with our suppliers of railcar components;

•	the cost of complying with environmental laws and regulations; and

•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2012, there were no borrowings or outstanding letters of credit under the revolving credit facility.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Chicago, Illinois

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Chicago, Illinois

March 15, 2013

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$98,509	$101,870
Restricted cash	14,700	1,815
Marketable securities	41,978	—
Accounts receivable, net of allowance for doubtful accounts of $299 and $19, respectively	12,987	10,125
Inventories, net	73,842	72,877
Other current assets	7,130	2,618
Deferred income taxes, net	12,079	10,982

Total current assets	261,225	200,287
Property, plant and equipment, net	39,343	35,984
Railcars available for lease, net	43,435	54,746
Goodwill	22,128	22,128
Deferred income taxes, net	18,940	28,150
Other long-term assets	3,494	4,168

Total assets	$388,565	$345,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$33,453	$28,110
Accrued payroll and employee benefits	6,548	5,611
Accrued postretirement benefits	4,978	5,174
Accrued warranty	7,625	7,795
Customer deposits	36,087	17,964
Other current liabilities	7,885	5,044

Total current liabilities	96,576	69,698
Accrued pension costs	12,193	14,202
Accrued postretirement benefits, less current portion	64,322	59,887
Accrued taxes and other long-term liabilities	4,143	4,342

Total liabilities	177,234	148,129

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2012 and 2011)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2012 and 2011	127	127
Additional paid in capital	100,402	100,204
Treasury stock, at cost, 752,167 and 780,320 shares at December 31, 2012 and 2011, respectively	(34,488)	(35,904)
Accumulated other comprehensive loss	(26,139)	(22,302)
Retained earnings	171,429	155,209

Total stockholders’ equity	211,331	197,334

Total liabilities and stockholders’ equity	$388,565	$345,463

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$677,449	$486,986	$142,889
Cost of sales	612,463	455,040	140,167

Gross profit	64,986	31,946	2,722
Selling, general and administrative expenses	32,736	28,660	24,618
Gain on sale of railcars available for lease	(989)	(2,227)	—
Plant closure and sale income	—	—	(399)

Operating income (loss)	33,239	5,513	(21,497)
Interest income	11	6	89
Interest expense and deferred financing costs	(384)	(226)	(965)

Income (loss) before income taxes	32,866	5,293	(22,373)
Income tax provision (benefit)	13,771	354	(9,511)

Net income (loss)	19,095	4,939	(12,862)
Less: Net income (loss) attributable to noncontrolling interest in JV	—	4	(91)

Net income (loss) attributable to FreightCar America	$19,095	$4,935	$(12,771)

Net income (loss) per common share attributable to FreightCar America—basic	$1.60	$0.41	$(1.07)

Net income (loss) per common share attributable to FreightCar America—diluted	$1.60	$0.41	$(1.07)

Weighted average common shares outstanding—basic	11,932,926	11,916,292	11,896,148

Weighted average common shares outstanding—diluted	11,969,367	11,962,196	11,896,148

Dividends declared per common share	$0.24	$—	$0.06

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$19,095	$4,939	$(12,862)

Other comprehensive income (loss), net of tax:
Pension liability adjustments, net of tax	(461)	(1,978)	89
Postretirement liability adjustments, net of tax	(3,376)	(309)	(1,523)
Change in unrealized holding gain on available for sale securities, net of reclassification adjustment, net of tax	—	—	(2)
Change in foreign currency translation adjustments	—	(15)	14

Other comprehensive loss	(3,837)	(2,302)	(1,422)

Comprehensive income (loss)	15,258	2,637	(14,284)
Comprehensive income (loss) attributable to non-controlling interest	—	4	(91)

Comprehensive income (loss) attributable to FreightCar America	$15,258	$2,633	$(14,193)

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	FreightCar America Shareholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings		Total Stockholders’ Equity
	Common Stock			Treasury Stock				Noncontrolling Interest in JV
	Shares	Amount		Shares	Amount
Balance, January 1, 2010	12,731,678	$127	$97,979	(790,865)	$(37,123)	$(18,578)	$163,761	$87	$206,253
Net loss	—	—	—	—	—	—	(12,771)	(91)	(12,862)
Other comprehensive loss	—	—	—	—	—	(1,422)	—	—	(1,422)
Restricted stock awards	—	—	(1,202)	25,924	1,202	—	—	—	—
Employee restricted stock settlement	—	—	—	(9,938)	(240)	—	—	—	(240)
Forfeiture of restricted stock awards	—	—	378	(15,607)	(378)	—	—	—	—
Stock-based compensation recognized	—	—	1,675	—	—	—	—	—	1,675
Deficiency of tax benefit from stock-based compensation	—	—	(108)	—	—	—	—	—	(108)
Cash dividends	—	—	—	—	—	—	(716)	—	(716)

Balance, December 31, 2010	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580
Net income	—	—	—	—	—	—	4,935	4	4,939
Other comprehensive loss	—	—	—	—	—	(2,302)	—	—	(2,302)
Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(3,413)	(88)	—	—	—	(88)
Forfeiture of restricted stock awards	—	—	69	(3,568)	(69)	—	—	—	—
Stock-based compensation recognized	—	—	2,189	—	—	—	—	—	2,189
Excess tax benefit from stock-based compensation	—	—	16	—	—	—	—	—	16

Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$—	$197,334
Net income	—	—	—	—	—	—	19,095	—	19,095
Other comprehensive loss	—	—	—	—	—	(3,837)	—	—	(3,837)
Restricted stock awards	—	—	(1,516)	32,982	1,516	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,961)	(63)	—	—	—	(63)
Forfeiture of restricted stock awards	—	—	37	(1,868)	(37)	—	—	—	—
Stock-based compensation recognized	—	—	1,703	—	—	—	—	—	1,703
Deficiency of tax benefit from stock-based compensation	—	—	(26)	—	—	—	—	—	(26)
Cash dividends	—	—	—	—	—	—	(2,875)	—	(2,875)

Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$—	$211,331

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$19,095	$4,939	$(12,862)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,398	8,821	7,015
Gain on sale of railcars available for lease	(989)	(2,227)	—
Other non-cash items, net	381	3	(1,809)
Deferred income taxes	10,420	(682)	(7,738)
Stock-based compensation recognized	1,703	2,189	1,675
Changes in operating assets and liabilities:
Accounts receivable	(2,862)	(5,841)	3,320
Inventories	(700)	(7,945)	(13,482)
Inventory on lease	—	—	(6,686)
Other current assets	(4,531)	4,203	(3,612)
Accounts and contractual payables	5,147	15,395	(5,102)
Accrued payroll and employee benefits	937	1,482	(3,829)
Income taxes receivable/payable	(2,380)	(894)	3,260
Accrued warranty	(170)	(137)	(1,214)
Customer deposits and other current liabilities	20,277	14,414	(1,072)
Deferred revenue, non-current	(242)	222	(464)
Accrued pension costs and accrued postretirement benefits	(1,482)	(3,973)	529

Net cash flows provided by (used in) operating activities	53,002	29,969	(42,071)

Cash flows from investing activities
Restricted cash deposits	(15,525)	(1,115)	(5,644)
Restricted cash withdrawals	2,640	1,622	4,742
Purchase of securities available for sale	—	—	(29,982)
Purchase of securities held to maturity	(41,978)	—	—
Maturity of securities available for sale	—	—	59,996
Purchases of property, plant and equipment	(9,088)	(1,830)	(1,431)
Proceeds from sale of property, plant and equipment, railcars available for lease and assets held for sale	10,526	11,682	2,546
Acquisition of business	—	(166)	(23,319)

Net cash flows (used in) provided by investing activities	(53,425)	10,193	6,908

Cash flows from financing activities
Deferred financing costs paid	—	—	(116)
Employee restricted stock settlement	(63)	(88)	(240)
Excess tax benefit from stock-based compensation	—	16	—
Cash dividends paid to stockholders	(2,875)	—	(716)

Net cash flows used in financing activities	(2,938)	(72)	(1,072)

Net (decrease) increase in cash and cash equivalents	(3,361)	40,090	(36,235)
Cash and cash equivalents at beginning of year	101,870	61,780	98,015

Cash and cash equivalents at end of year	$98,509	$101,870	$61,780

Supplemental cash flow information
Cash paid for:
Interest	$317	$201	$341

Income tax refunds received	$752	$128	$5,763

Income taxes paid	$4,161	$—	$136

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”), operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America, LLC (“JA LLC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC (“FCR”), Titagarh FreightCar Private Limited, Inc. (“JV”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Rail Management Services, LLC (“FCRMS”) and FreightCar Short Line, Inc. (“Short Line”) (herein collectively referred to as the “Company”) , manufactures railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance, repairs and management. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Danville, Illinois; Lakewood, Colorado; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except JV, which is incorporated in India, and Mauritius, which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned except JV, for which the Company (through Mauritius) has a 51% ownership interest.

On February 18, 2013, the Company transferred its interest in JV to Titagarh Wagons Limited (“Titagarh”). JV was incorporated in India pursuant to a 2008 Joint Venture Agreement (the “JV Agreement”) between the parties with the objective of manufacturing and selling aluminum coal-carrying railcars in India. The Company had exercised its unilateral right under the JV Agreement to terminate the term of the JV Agreement, effective August 1, 2011, and as a result the net book value of JV on the Company’s financial statements, which was not material, had been written down to zero during 2011.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar, Operations, JA LLC, FCS, JAIX, FCR, JV (through August 1, 2011), Mauritius, FCRS, FCRMS and Short Line. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty, workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill and other intangibles for impairment and the valuation allowance on the net deferred tax asset. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Cash and Cash Equivalents

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments. The Company considers all unrestricted short-term investments with maturities of three months or less when acquired to be cash equivalents. The amortized cost of cash equivalents approximate fair value because of the short maturity of these instruments.

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable) as of December 31, 2012 and 2011, have fair values that approximate their carrying values.

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

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis and includes material, labor and manufacturing overhead. The Company’s inventory consists of work in progress and finished goods for individual customer contracts, used railcars acquired upon trade-in and railcar parts retained for sale to external parties or use by FCRS when providing maintenance and repair services to customers.

Leased Railcars

The Company offers railcar leases to its customers at market rates with terms and conditions that have been negotiated with the customers. It is the Company’s strategy to actively market these leased assets for sale to leasing companies and financial institutions rather than holding them to maturity. If, as of the date of the initial lease, management determines that the sale of the leased railcars is probable, and transfer of the leased railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are classified as current assets on the balance sheet (Inventory on Lease). In determining whether it is probable that the leased railcars will be sold within one year, management considers general market conditions for similar railcars and considers whether market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Inventory on Lease is carried at the lower of cost or market value and is not depreciated. At the one-year anniversary of the initial lease or such earlier date when management no longer believes the leased railcars will be sold within one year of the initial lease, the leased railcars are reclassified from current assets (Inventory on Lease) to long-term assets (Railcars Available for Lease). Railcars Available for Lease are depreciated over 40 years from the date the railcars are placed in service under the initial lease.

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

For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $393, $1,957 and $849 for the years ended December 31, 2012, 2011 and 2010, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During the quarter ended September 30, 2012, the Company changed its annual testing date from January 1 to August 1 for its reporting units. With respect to the Company’s annual goodwill testing date, the Company believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with the Company’s long-range planning cycle, which is a significant element in the testing process. In connection with this change, the Company performed the test as of January 1, 2012 and August 1, 2012. There were no impairment charges as of January 1, 2012 or August 1, 2012. This change in the Company’s annual testing date, which was applied prospectively, does not delay, accelerate or avoid an impairment charge. It was impracticable to apply this change retrospectively, as the Company is unable to objectively determine significant estimates and assumptions that would have been used in those earlier periods without the use of hindsight.

Management estimates the valuation of its reporting units using discounted future cash flows, as well as comparing the Company’s calculated fair value to its market capitalization. Management concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the dates of the Company’s impairment tests for 2012, 2011 and 2010.

Patents are amortized on a straight-line method over their remaining legal lives from the date of acquisition. Customer related intangible assets are amortized from the date of acquisition based on the estimated cash flows to be generated from the intangibles.

Income Taxes

For federal income tax purposes, the Company files a consolidated federal tax return. The Company also files state tax returns in states where the Company has operations. In conformity with ASC 740, Income Taxes, the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes.

Management evaluates net deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized. In making this determination, management evaluates both positive evidence, such as cumulative pre-tax income for previous years, the projection of future taxable income, the reversals of existing taxable temporary differences and tax planning strategies, and negative evidence, such as any recent history of losses and any projected losses. Management also considers the expiration dates of net operating loss carryforwards in the evaluation of net deferred tax assets. Management evaluates the realizability of the Company’s net deferred tax assets and assesses the valuation allowance on a quarterly basis, adjusting the amount of such allowance as necessary.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Product Warranties

The Company warrants that new railcars produced by it will be free from defects in material and workmanship under normal use identified for a period of up to five years from the time of sale. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials are covered only by the warranty provided by the original manufacturer. The Company establishes a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

The Company recognizes a loss when it has a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

The Company reports amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, and reports related costs in cost of sales.

Earnings Per Share

Basic earnings (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Under ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

asset if the entity determines, based on qualitative assessment, that it is not more likely than not impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. As of December 31, 2012, the Company did not elect to early adopt ASU 2012-02, however it is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the Financial Accounting Standards Board (FASB) issued changes to Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, related to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective for the Company’s goodwill impairment test performed on January 1, 2012 and August 1, 2012 and did not have an impact on the Company’s consolidated financial statements as the Company did not elect to perform a qualitative assessment.

In June 2011, the FASB issued changes to ASC 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The changes eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance was effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company retrospectively adopted these changes on January 1, 2012 and management elected to use the two-statement option. Other than the change in presentation, the adoption of the changes to ASC 220 had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement, to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards (IFRS). These changes clarify the application of existing fair value measurements and disclosures and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 was effective as of January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of December 31, 2012 have remaining maturities of up to ten months.

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$11,933	$—	$—	$11,933
U.S. treasury securities held to maturity	$41,978	$—	$—	$41,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$77,004	$—	$—	$77,004

Note 4 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2012	2011
Work in progress	$68,171	$66,713
Finished new railcars	—	1,061
Used railcars acquired upon trade-in	105	558
Parts and service inventory	5,566	4,545

Total inventories	$73,842	$72,877

Inventory on the Company’s consolidated balance sheets includes reserves of $1,565 and $1,508 relating to excess or slow-moving inventory for parts and work in progress at December 31, 2012 and 2011, respectively.

Note 5– Railcars Available for Lease

Railcars Available for Lease at December 31, 2012 was $43,435 (cost of $48,234 and accumulated depreciation of $4,799) and at December 31, 2011 was $54,746 (cost of $59,217 and accumulated depreciation of $4,471). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of December 31, 2012 and December 31, 2011. Depreciation expense on leased railcars was $1,267, $1,980 and $1,798 for the years ended December 31, 2012, 2011 and 2010, respectively.

Leased railcars at December 31, 2012 are subject to lease agreements with external customers with terms of up to ten years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2012 are as follows:

Year ending December 31, 2013	$3,762
Year ending December 31, 2014	3,052
Year ending December 31, 2015	1,345
Year ending December 31, 2016	981
Year ending December 31, 2017	551
Thereafter	1,928

$11,619

Note 6 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

	December 31,
	2012	2011
Land (including easements)	$2,203	$2,203

Buildings and improvements	25,192	23,957
Leasehold improvements	5,350	4,726
Machinery and equipment	36,672	29,169
Software	8,383	8,352

Cost of buildings and improvements, leasehold improvements, machinery and equipment	75,597	66,204
Less: Accumulated depreciation and amortization	(39,269)	(33,269)

Buildings and improvements, leasehold improvements, machinery and equipment, net of accumulated depreciation and amortization	36,328	32,935
Construction in process	812	846

Total property, plant and equipment	$39,343	$35,984

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $6,393, $6,208 and $4,603, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2012	2011
Patents	$13,097	$13,097
Accumulated amortization	(10,966)	(10,376)

Patents, net of accumulated amortization	2,131	2,721

Customer-related intangibles	1,300	1,300
Accumulated amortization	(213)	(64)

Customer-related intangibles, net of accumulated amortization	1,087	1,236

Total amortizing intangibles	$3,218	$3,957

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

The fair value of customer-related intangibles was estimated using a discounted cash flow model which included assumptions concerning projected growth rates as well as historical customer attrition. Customer-related intangible assets are being amortized from the date of acquisition and have a remaining life of 18 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $149, $43 and $22 for the years ended December 31, 2012, 2011 and 2010, respectively.

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition and have a weighted average remaining life of 4 years. Amortization expense related to patents, which is included in cost of sales, was $590 for each of the years ended December 31, 2012 and 2011, and $591 for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Estimated future intangible amortization at December 31, 2012 is as follows:

Year ending December 31, 2013	$739
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Year ending December 31, 2017	108
Thereafter	431

$3,218

Note 8 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2012, 2011 and 2010, are as follows:

	December 31,
	2012	2011	2010
Balance at the beginning of the year	$7,795	$7,932	$9,146
Warranties issued during the year	2,502	1,696	408
Reductions for payments, costs of repairs and other	(543)	(717)	(1,604)
Adjustments to prior warranties	(2,129)	(1,116)	(18)

Balance at the end of the year	$7,625	$7,795	$7,932

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 9 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among FreightCar, JA LLC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of December 31, 2012 and 2011, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had no outstanding letters of credit under the revolving credit facility as of December 31, 2012 and 2011, respectively.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment which is included in interest expense and deferred financing fees in the consolidated statement of operations. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant in the Revolving Loan Agreement effectively limits potential dividends to $64.5 million as of December 31, 2012. The Revolving Loan Agreement also provides for customary events of default. As of December 31, 2012, the Company was in compliance with all of the financial covenants contained in the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2010
Pension liability activity	$264	$(175)	$89
Postretirement liability activity	(2,344)	821	(1,523)
Change in foreign currency translation adjustments	14	—	14
Change in unrealized holding gains on securities available for sale, net of reclassification adjustment	(3)	1	(2)

	$(2,069)	$647	$(1,422)

Year ended December 31, 2011
Pension liability activity	$(3,210)	$1,232	$(1,978)
Postretirement liability activity	(502)	193	(309)
Change in foreign currency translation adjustments	(15)	—	(15)

	$(3,727)	$1,425	$(2,302)

Year ended December 31, 2012
Pension liability activity	$(742)	$281	$(461)
Postretirement liability activity	(5,439)	2,063	(3,376)

	$(6,181)	$2,344	$(3,837)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2012	2011
Unrecognized pension cost, net of tax of $8,020 and $7,739	$(13,404)	$(12,943)
Unrecognized postretirement cost, net of tax of $7,626 and $5,563	(12,735)	(9,359)

	$(26,139)	$(22,302)

Note 11 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans that were established to provide benefits to certain employees. These plans are frozen and participants are no longer accruing benefits. The Company also provides certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company is currently engaged in negotiations related to the expired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

settlement agreement but no agreements have been reached. Therefore, the outcome of those negotiations and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2012 and 2011, are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation—Beginning of year	$62,403	$62,296	$65,061	$65,256
Service cost	—	—	64	55
Interest cost	2,899	3,136	3,020	3,211
Actuarial loss	4,853	2,411	6,054	1,032
Benefits paid	(5,198)	(5,440)	(4,899)	(4,493)

Benefit obligation—End of year	64,957	62,403	69,300	65,061

Change in plan assets
Plan assets—Beginning of year	48,350	46,752	—	—
Return on plan assets	7,054	2,633	—	—
Employer contributions	2,582	4,405	4,899	4,493
Benefits paid	(5,198)	(5,440)	(4,899)	(4,493)

Plan assets at fair value—End of year	52,788	48,350	—	—

Funded status of plans—End of year	$(12,169)	$(14,053)	$(69,300)	$(65,061)

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$24	$149	$—	$—
Current liabilities	—	—	(4,978)	(5,174)
Noncurrent liabilities	(12,193)	(14,202)	(64,322)	(59,887)

Net amount recognized at December 31	$(12,169)	$(14,053)	$(69,300)	$(65,061)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2012 and 2011, are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Net actuarial loss	$21,424	$20,682	$19,595	$13,915
Prior service cost	—	—	766	1,007

	$21,424	$20,682	$20,361	$14,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 is $546. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are $603 and $241, respectively.

Components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$—	$—	$—	$64	$55	$57
Interest cost	2,899	3,136	3,422	3,020	3,211	3,481
Expected return on plan assets	(3,448)	(3,797)	(3,557)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	241	241	241
Amortization of unrecognized net loss	505	365	425	374	289	182

Total net periodic benefit cost	$(44)	$(296)	$290	$3,699	$3,796	$3,961

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2012 and 2011, are as follows:

	2012		2011
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss	$1,247	$6,054	$3,575	$1,032
Amortization of net actuarial loss	(505)	(374)	(365)	(289)
Amortization of prior service cost	—	(241)	—	(241)

Total recognized in accumulated other comprehensive loss (gain)	$742	$5,439	$3,210	$502

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2012:

	Pension Benefits	Postretirement Benefits
2013	$4,926	$4,978
2014	4,576	4,895
2015	4,229	4,810
2016	3,931	4,658
2017	3,675	4,513
2018 through 2022	17,739	20,622

The Company expects to make $759 in contributions to its pension plans in 2013 to meet its minimum funding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rates	4.11%	4.90%	3.95%	4.80%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.90%	5.36%	5.76%	4.80%	5.26%	5.76%
Expected return on plan assets	7.28%	7.99%	8.25%	N/A	N/A	N/A

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ weighted average asset allocations at December 31, 2012 and 2011, and target allocations for 2013, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2012	2011	2013
Asset Category
Cash and cash equivalents	1%	—	—
Equity securities	56%	53%	55%
Fixed income securities	39%	42%	40%
Real estate	4%	5%	5%

	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2012 and 2011:

	As of December 31, 2012
Pension Plan Assets	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$20,562	$—	$—	$20,562
Large cap stock fund	16,163	—	—	16,163
Small cap stock fund	5,442	—	—	5,442
International fund	7,663	—	—	7,663
Real estate fund	2,274	—	—	2,274
Cash and cash equivalents	684	—	—	684

Total	$52,788	$—	$—	$52,788

	As of December 31, 2011
Pension Plan Assets	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$20,435	$—	$—	$20,435
Large cap stock fund	14,429	—	—	14,429
Small cap stock fund	4,612	—	—	4,612
International fund	6,340	—	—	6,340
Real estate fund	1,962	—	—	1,962
Cash and cash equivalents	572	—	—	572

Total	$48,350	$—	$—	$48,350

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,776, $1,409 and $706 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 12 - Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2012	2011	2010
Current taxes
Federal	$653	$6	$(643)
State	2,371	754	(910)

	3,024	760	(1,553)

Deferred taxes
Federal	8,755	1,870	(6,705)
State	1,665	(2,552)	(1,033)

	10,420	(682)	(7,738)

Interest expense, gross of related tax effects	327	276	(220)

Total	$13,771	$354	$(9,511)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.4%	3.4%	6.3%
Valuation allowance	(2.0)%	3.8%	10.0%
Goodwill amortization	(1.8)%	(11.5)%	2.7%
Manufacturing deduction	—	—	(1.4)%
Nondeductible expenses	0.6%	2.9%	(0.2)%
State rate and other changes on deferred taxes	4.9%	(31.1)%	(11.0)%
Uncertain tax positions	0.1%	2.8%	(1.8)%
Other	(0.3)%	1.4%	2.9%

Effective income tax rate	41.9%	6.7%	42.5%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2012		December 31, 2011
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits-long-term	$31,656	$—	$31,966	$—
Intangible assets	—	(2,263)	—	(1,617)
Accrued workers’ compensation costs	1,059	—	465	—
Accrued warranty costs	3,515	—	3,501	—
IRC Section 481(a)	—	—	—	(396)
Accrued bonuses	1,273	—	1,109	—
Accrued vacation	657	—	667	—
Accrued contingencies	2,981	—	3,033	—
Accrued severance	294	—	285	—
Inventory valuation	1,784	—	1,392	—
Property, plant and equipment and railcars on operating leases	—	(17,810)	—	(19,317)
Net operating loss carryforwards	9,804	—	22,392	—
Credit carryforward	722	—	—	—
Stock-based compensation expense	2,084	—	1,731	—
Other	—	(155)	—	(8)

	55,829	(20,228)	66,541	(21,338)
Valuation allowance	(4,582)	—	(6,071)	—

Deferred tax assets (liabilities)	$51,247	$(20,228)	$60,470	$(21,338)

Increase (decrease) in valuation allowance	$(1,489)		$448

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

The railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with a decrease in demand in 2013, followed by a recovery in demand continuing for several years. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain pretax state net operating loss carryforwards of $112,185, which will expire between 2015 and 2032, of which $56,001 have a full valuation allowance recorded. In addition to the state valuation allowances, the Company has also provided a valuation allowance against net operating losses associated with the foreign jurisdictions in which it operates. The losses associated with these jurisdictions will begin to expire in 2014. The Company has federal net operating loss carryforwards of $9,009 which will expire in 2030.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Beginning of year balance	$2,225	$2,144	$4,008
Increases in prior period tax positions	—	92	27
Decreases in prior period tax positions	—	(11)	(1,117)
Decreases relating to expiring statutes of limitations	(53)	—	(774)

End of year balance	$2,172	$2,225	$2,144

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $1,924, $1,978 and $1,897 as of December 31, 2012, 2011 and 2010, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $82 of expense (net of a federal tax benefit of $69), $95 of expense (net of a federal tax benefit of $74) and $168 of benefit (net of a federal tax expense of $52) related to interest and penalties for the years ended December 31, 2012, 2011 and 2010, respectively. The Company records interest and penalties with tax expense. Such expenses brought the balance of accrued interest and penalties to $1,575, $1,424 and $1,255 at December 31, 2012, 2011 and 2010, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open To Examination
U.S. Federal	2007
States:
Pennsylvania	2000
Virginia	2007
Illinois	2009
Colorado	2010
Indiana	2010
Nebraska	2010
Foreign:
India	2008
Mauritius	2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Note 13 - Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments), the “Incentive Plan”, was approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plan is intended to provide incentives to attract, retain and motivate employees and directors, to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals. The Company believes that the Incentive Plan promotes the creation of long-term value for its stockholders by better aligning the interests of its employees and directors with those of its stockholders. The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan will terminate as to future awards on April 5, 2015. Under the Incentive Plan, 1,659,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 531,366 were available for issuance at December 31, 2012.

The Company recognizes stock-based compensation expense for stock option awards based on the fair value of the award on the grant date using the Black-Scholes option valuation model. Expected life in years for all stock options awards was determined using the simplified method. The Company believes that it is appropriate to use the simplified method in determining the expected life for options because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for stock options and due to the limited number of stock option grants to date. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant. The Company recognizes stock-based compensation for restricted stock awards over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

On January 12, 2012, the Company awarded 179,500 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 12, 2013 and have a contractual term of 10 years. The exercise price of each option is $23.40, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $11.23 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is the vesting period. The following assumptions were used to value the January 12, 2012 stock options: expected lives of the options of 6 years; expected volatility of 50.86%; risk-free interest rate of 0.84%; and expected dividend yield of 0%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

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

Stock-based compensation expense of $1,703, $2,189 and $1,675 is included within selling, general and administrative expense for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized on the consolidated statements of operations for share-based compensation arrangements was $653, $827 and $629 for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the Company’s stock options activity and related information at December 31, 2012 and 2011, and changes during the years then ended, is presented below:

	December 31,
	2012		2011
	Options Outstanding	Weighted- Average Exercise Price (per share)	Options Outstanding	Weighted- Average Exercise Price (per share)
Outstanding at the beginning of the year	440,780	$24.20	321,000	$22.51
Granted	179,500	23.40	126,950	28.63
Exercised	—	—	—	—
Forfeited or expired	(67,032)	25.48	(7,170)	26.78

Outstanding at the end of the year	553,248	$23.79	440,780	$24.20

Exercisable at the end of the year	325,917	$23.23	276,514	$22.80

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2012, 2011 and 2010, was $11.23, $13.98 and $9.16, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

A summary of the Company’s stock options outstanding as of December 31, 2012 is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding	553,248	7.6	$23.79	$673
Vested or expected to vest	550,814	7.6	$23.76	$673
Options exercisable	325,917	6.8	$23.23	$589

There were no stock options exercised during each of the years ended December 31, 2012 and December 31, 2011. As of December 31, 2012, there was $1,503 of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period of 24 months.

A summary of the Company’s nonvested restricted shares as of December 31, 2012 and 2011, and changes during the years then ended is presented below:

	December 31,
	2012		2011
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the year	28,526	$27.06	34,827	$25.75
Granted	32,982	21.37	17,147	29.30
Vested	(19,365)	26.55	(19,880)	26.58
Forfeited	(1,868)	25.72	(3,568)	27.74

Nonvested at the end of the year	40,275	$22.70	28,526	$27.06

Expected to vest	35,900	$22.28	25,818	$27.21

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2012, 2011 and 2010, was $21.37, $29.30 and $27.26, respectively. The fair value of stock awards vested during the years ended December 31, 2012, 2011 and 2010, was $425, $566 and $1,264, respectively, based on the value at vesting date. The actual tax benefit realized for the tax deductions from vesting of stock awards was $160, $213 and $476 for the years ended December 31, 2012, 2011 and 2010, respectively, of which $(66), $16 and $(108), respectively, was recorded to additional paid in capital as (tax deficiency)/excess tax benefit from stock-based compensation. As of December 31, 2012, there was $462 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 9 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

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

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. Terms of the settlement are confidential but the settlement is expected to have a favorable impact of approximately $4.0 million on the Company’s 2013 results of operations.

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

Note 15 - Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2024. The leases generally contain specific renewal options at lease-end at the then fair market amounts.

Future minimum lease payments at December 31, 2012 are as follows:

2013	$3,413
2014	3,570
2015	3,992
2016	3,751
2017	3,453
Thereafter	23,332

$41,511

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2012, 2011 and 2010, was approximately $3,306, $2,812 and $2,594, respectively.

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars and at December 31, 2012, these purchase commitments totaled $2,274. The Company expects to take delivery of such materials during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2012, the Company had purchase commitments under these agreements of $28,535 and $18,101 for 2013 and 2014, respectively. Purchases related to these agreements were approximately $30,467, $14,956 and $27,061 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 16 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding	11,932,926	11,916,292	11,896,148
Dilutive effect of employee stock options and restricted share awards	36,441	45,904	—

Weighted average diluted common shares outstanding	11,969,367	11,962,196	11,896,148

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2012 and 2011, 413,469 and 442,656 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. Because the Company had a net loss for the year ended December 31, 2010, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period.

Note 17 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended December 31,
	2012	2011	2010
New and rebuild railcar revenues	$631,752	$444,810	$112,413
Used railcar sales	6,177	2,772	7,849
Parts sales	9,042	10,610	12,423
Leasing revenues	6,118	5,468	5,384
Maintenance and repair revenues	23,429	22,643	4,648
Other sales	931	683	172

	$677,449	$486,986	$142,889

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 28%, 22% and 14%, respectively, of revenues for the year ended December 31, 2012. Sales to the Company’s top three customers accounted for 52%, 24% and 5%, respectively, of revenues for the year ended December 31, 2011 and $4.6 million of the Company’s accounts receivable at December 31, 2011 was due from one customer. Sales to the Company’s top three customers accounted for 63%, 10% and 5%, respectively, of revenues for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

The Company’s sales to customers outside the United States were $48,265, $24,343 and $19,641 in 2012, 2011 and 2010, respectively.

Note 18 - Labor Agreements

A collective bargaining agreement at one of the Company’s facilities that covers approximately 31% and 42% of the Company’s active labor force at December 31, 2012 and 2011, respectively, expires in October 2013. An additional collective bargaining agreement at a different facility that covers approximately 10% and 3% of the Company’s active labor force at December 31, 2012 and 2011, respectively, expires on March 31, 2013.

Note 19- Selected Quarterly Financial Data (Unaudited)

(Dollar amounts in thousands except per share data)

Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$219,066	$181,206	$160,598	$116,579
Gross profit	23,731	17,043	16,092	8,120
Net income (loss) attributable to FreightCar America	9,734	5,563	4,757	(959)
Net income (loss) per common share attributable to FreightCar America— basic	$0.82	$0.47	$0.40	$(0.08)
Net income (loss) per common share attributable to FreightCar America— diluted	$0.81	$0.46	$0.40	$(0.08)
2011
Revenues	$72,240	$97,583	$130,103	$187,060
Gross profit	2,242	3,965	9,117	16,622
Net income (loss) attributable to FreightCar America	(1,290)	184	(2,441)	8,482
Net income (loss) per common share attributable to FreightCar America— basic	$(0.11)	$0.02	$(0.20)	$0.71
Net income (loss) per common share attributable to FreightCar America— diluted	$(0.11)	$0.02	$(0.20)	$0.71

Note 20- Business Acquisition

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Pro Forma Results (Unaudited)

FCRS had revenues of $4,442 since the acquisition date of November 1, 2010 through December 31, 2010, which are included in the Company’s Consolidated Statements of Operations for 2010, and a minimal impact on 2010 net loss. Selected pro forma consolidated results of operations of the Company for the year ended December 31, 2010 assuming that the acquisition had occurred as of January 1, 2010 are presented for comparative purposes below (dollar amounts in thousands, except per share amounts):

Year Ended December 31,
2010
Revenues	$164,273

Net (loss) income attributable to FreightCar America	$(12,337)

Per share data:
Net (loss) income per common share attributable to FreightCar America – basic	$(1.04)

Net (loss) income per share common attributable to FreightCar America – diluted	$(1.04)

Note 21 – Segment Information

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes selling, general and administrative expenses not related to production of goods and services, retiree pension and other postretirement benefit costs, and all other non-operating activity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Manufacturing	$644,012	$453,060	$125,990
Services	33,437	33,926	16,899

Consolidated Revenues	$677,449	$486,986	$142,889

Operating Income (Loss):
Manufacturing	$58,272	$25,912	$(5,816)
Services	2,123	3,651	7,400
Corporate	(27,156)	(24,050)	(23,081)

Consolidated Operating Income (Loss)	33,239	5,513	(21,497)
Consolidated interest income	11	6	89
Consolidated interest expense and deferred financing costs	(384)	(226)	(965)

Consolidated Income (Loss) Before Income Taxes	$32,866	$5,293	$(22,373)

Depreciation and Amortization:
Manufacturing	$4,973	$5,709	$5,587
Services	2,088	1,939	385
Corporate	1,337	1,173	1,043

Consolidated Depreciation and Amortization	$8,398	$8,821	$7,015

Capital Expenditures:
Manufacturing	$7,165	$800	$420
Services	1,436	561	—
Corporate	487	469	1,011

Consolidated Capital Expenditures	$9,088	$1,830	$1,431

	December 31, 2012	December 31, 2011
Assets:
Manufacturing	$165,090	$167,972
Services	24,230	25,430
Corporate	167,266	112,177

Total Operating Assets	356,586	305,579
Consolidated income taxes receivable	960	752
Consolidated deferred income taxes, current	12,079	10,982
Consolidated deferred income taxes, long-term	18,940	28,150

Consolidated Assets	$388,565	$345,463

Note 22 – Subsequent Event

On February 19, 2013, the Company, through its wholly owned subsidiary, FreightCar Alabama, LLC (“FCAL”), entered into a sublease (the “Sublease”) with Navistar, Inc. (“Navistar”), as sublandlord, for space at a production facility located in Cherokee, Alabama (the “Subleased Premises”). The Subleased Premises are a portion of the approximately 700 acres of land and an approximately 2,150,000-square foot facility that Navistar leases from Teachers’ Retirement Systems of Alabama and Employees’ Retirement System of Alabama, acting together as landlord.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

Pursuant to the Sublease, approximately 543,399 square feet of the Subleased Premises will be occupied by the Company and will include production lines, sub-assembly areas, storage and fabrication areas and office space. The remaining portion of the facility will be occupied by Navistar. The initial term of the Sublease expires on December 31, 2021 and, at the option of FCAL, is subject to extension for a period of an additional 120 months.

In connection with the Sublease, FCAL also has entered into an asset purchase agreement pursuant to which the Company will purchase from Navistar certain manufacturing equipment located on the premises, a supply agreement pursuant to which Navistar will provide fabrication and production support services to the Company and a services agreement pursuant to which Navistar will provide administrative and other agreed-upon services to the Company.

The Company expects to invest up to $23 million to equip and open the Subleased Premises. The Company expects that the first new railcars manufactured at the Subleased Premises will be delivered in the second half of 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2012 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2012.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

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

FREIGHTCAR AMERICA, INC.

Date: March 15, 2013	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. WHALEN	President and Chief Executive Officer	March 15, 2013
Edward J. Whalen	(principal executive officer) and Director

/s/ JOSEPH E. MCNEELY	Vice President, Finance, Chief Financial Officer and	March 15, 2013
Joseph E. McNeely	Treasurer (principal financial officer)

/s/ JOSEPH J. MALIEKEL	Vice President, Corporate Controller and	March 15, 2013
Joseph J. Maliekel	Principal Accounting Officer

/s/ WILLIAM D. GEHL	Chairman of the Board and	March 15, 2013
William D. Gehl	Director

/s/ JAMES D. CIRAR	Director	March 15, 2013
James D. Cirar

/s/ THOMAS A. MADDEN	Director	March 15, 2013
Thomas A. Madden

/s/ ANDREW B. SCHMITT	Director	March 15, 2013
Andrew B. Schmitt

/s/ S. CARL SODERSTROM, JR.	Director	March 15, 2013
S. Carl Soderstrom

/s/ ROBERT N. TIDBALL	Director	March 15, 2013
Robert N. Tidball

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$19	$280	$—	$299
Deferred tax assets valuation allowance	6,071	—	(1,489)	4,582
Inventory reserve	1,508	954	(897)	1,565
Year Ended December 31, 2011
Allowance for doubtful accounts	$216	$—	$(197)	$19
Deferred tax assets valuation allowance	5,623	448	—	6,071
Inventory reserve	913	776	(181)	1,508
Year Ended December 31, 2010
Allowance for doubtful accounts	$240	$27	$(51)	$216
Deferred tax assets valuation allowance	7,195	—	(1,572)	5,623
Inventory reserve	1,168	200	(455)	913

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 7, 2010, by and among FreightCar Rail Services, LLC, FreightCar America, Inc., Cornhusker Railways, LLC, DTE Rail Services, Inc. and DTE Energy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated January 26, 2010 by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2010).

10.2	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.3	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2008 filed with the Commission on April 8, 2008).

10.4	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.5	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.6	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.7	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.8	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.9	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.10	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.11	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Annual Report on Form 10-Q filed with the Commission on November 9, 2012.*

10.12	Loan and Security Agreement, dated as of July 29, 2010, by and among FreightCar America, Inc., Johnstown America Corporation, Freight Car Services, Inc., JAC Operations, Inc., FreightCar Roanoke, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2010).

10.13	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009).

10.14	Amendment of the FreightCar America, Inc. Executive Severance Plan dated December 4, 2012.

10.15	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.16	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.17	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.