Form 10-Q
period 2013-03-31
FreightCar America, Inc.
filed 2013-05-10
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 26, 2013, there were 12,024,823 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$73,077	$98,509
Restricted cash	2,969	14,700
Marketable securities	41,988	41,978
Accounts receivable, net of allowance for doubtful accounts of $274 and $299, respectively	10,783	12,987
Inventories, net	75,824	73,842
Other current assets	7,308	7,130
Deferred income taxes, net	12,079	12,079

Total current assets	224,028	261,225
Property, plant and equipment, net	50,790	39,343
Railcars available for lease, net	43,132	43,435
Goodwill	22,128	22,128
Deferred income taxes, net	15,930	18,940
Other long-term assets	3,318	3,494

Total assets	$359,326	$388,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$18,277	$33,453
Accrued payroll and employee benefits	3,440	6,548
Accrued postretirement benefits	4,978	4,978
Accrued warranty	7,468	7,625
Customer deposits	27,383	36,087
Other current liabilities	9,249	7,885

Total current liabilities	70,795	96,576
Accrued pension costs	11,938	12,193
Accrued postretirement benefits, less current portion	63,805	64,322
Accrued taxes and other long-term liabilities	4,156	4,143

Total liabilities	150,694	177,234

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2013 and December 31, 2012	127	127
Additional paid in capital	98,667	100,402
Treasury stock, at cost, 706,855 and 752,167 shares at March 31, 2013 and December 31, 2012, respectively	(32,309)	(34,488)
Accumulated other comprehensive loss	(25,916)	(26,139)
Retained earnings	168,063	171,429

Total stockholders’ equity	208,632	211,331

Total liabilities and stockholders’ equity	$359,326	$388,565

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Revenues	$87,615	$219,066
Cost of sales	82,646	195,335

Gross profit	4,969	23,731
Selling, general and administrative expenses	4,431	8,693
Gain on sale of railcars available for lease	(14)	(948)

Operating income	552	15,986
Interest income	14	2
Interest expense	(98)	(92)

Income before income taxes	468	15,896
Income tax provision	3,112	6,162

Net (loss) income	$(2,644)	$9,734

Net (loss) income per common share – basic	$(0.22)	$0.82

Net (loss) income per common share – diluted	$(0.22)	$0.81

Weighted average common shares outstanding – basic	11,943,423	11,924,418

Weighted average common shares outstanding – diluted	11,943,423	11,979,727

Dividends declared per common share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net (loss) income	$(2,644)	$9,734

Other comprehensive income, net of tax:
Pension liability reclassified to net income (net of taxes of $46 and $48 )	85	78
Postretirement liability reclassified to net income (net of taxes of $76 and $59)	138	95

Other comprehensive income	223	173

Comprehensive (loss) income	$(2,421)	$9,907

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
			Additional			Accumulated Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$197,334

Net income	—	—	—	—	—	—	9,734	9,734
Other comprehensive income	—	—	—	—	—	173	—	173
Restricted stock awards	—	—	(651)	14,150	651	—	—	—
Employee restricted stock settlement	—	—	—	(763)	(17)	—	—	(17)
Stock-based compensation recognized	—	—	458	—	—	—	—	458
Cash dividends	—	—	—	—	—	—	(718)	(718)

Balance, March 31, 2012	12,731,678	$127	$100,011	(766,933)	$(35,270)	$(22,129)	$164,225	$206,964

Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331

Net loss	—	—	—	—	—	—	(2,644)	(2,644)
Other comprehensive income	—	—	—	—	—	223	—	223
Restricted stock awards	—	—	(2,281)	49,740	2,281	—	—	—
Employee restricted stock settlement	—	—	—	(2,212)	(54)	—	—	(54)
Forfeiture of restricted stock awards	—	—	48	(2,216)	(48)	—	—	—
Stock-based compensation recognized	—	—	498	—	—	—	—	498
Cash dividends	—	—	—	—	—	—	(722)	(722)

Balance, March 31, 2013	12,731,678	$127	$98,667	(706,855)	$(32,309)	$(25,916)	$168,063	$208,632

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(2,644)	$9,734
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	2,223	2,097
Gain on sale of railcars available for lease	(14)	(948)
Other non-cash items, net	(242)	209
Deferred income taxes	2,888	6,468
Stock-based compensation recognized	498	458
Changes in operating assets and liabilities:
Accounts receivable	2,204	(2,201)
Inventories	(1,745)	(4,491)
Other assets	(173)	(4,283)
Accounts and contractual payables	(15,004)	23,686
Accrued payroll and employee benefits	(3,108)	1,560
Income taxes receivable/payable	345	(237)
Accrued warranty	(157)	(38)
Customer deposits and other current liabilities	(7,545)	2,079
Deferred revenue, non-current	(15)	(124)
Accrued pension costs and accrued postretirement benefits	(549)	(1,549)

Net cash flows (used in) provided by operating activities	(23,038)	32,420

Cash flows from investing activities
Restricted cash deposits	(2,039)	(14,475)
Restricted cash withdrawals	13,770	96
Purchase of securities held to maturity	(8,995)	—
Proceeds from securities held to maturity	9,000	—
Proceeds from sale of property, plant and equipment and railcars available for lease	—	10,377
Purchases of property, plant and equipment	(13,354)	(1,164)

Net cash flows used in investing activities	(1,618)	(5,166)

Cash flows from financing activities
Employee restricted stock settlement	(54)	(17)
Cash dividends paid to stockholders	(722)	(718)

Net cash flows used in financing activities	(776)	(735)

Net (decrease) increase in cash and cash equivalents	(25,432)	26,519
Cash and cash equivalents at beginning of period	98,509	101,870

Cash and cash equivalents at end of period	$73,077	$128,389

Supplemental cash flow information:
Interest paid	$56	$31

Income taxes paid	$—	$—

Income tax refunds received	$—	$—

See Notes to Condensed Consolidated Financial Statements.

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America, LLC (“JA LLC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC (“FCR”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Rail Management Services, LLC (“FCRMS”), FreightCar Short Line, Inc. (“Short Line”) and FreightCar Alabama, LLC (“FCAL”) (herein collectively referred to as the “Company”), and manufactures railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance, repairs and management. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Cherokee, Alabama; Danville, Illinois; Lakewood, Colorado; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2012 year-end balance sheet data was derived from the audited financial statements as of December 31, 2012. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income; (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 31, 2012. The adoption of these changes had no impact on the consolidated financial position, results of operations or cash flows of the Company.

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

	Three Months Ended March 31,
	2013	2012
Revenues:
Manufacturing	$77,722	$210,449
Services	9,893	8,617

Consolidated revenues	$87,615	$219,066

Operating income:
Manufacturing	$2,092	$22,690
Services	1,289	653
Corporate	(2,829)	(7,357)

Consolidated operating income	552	15,986
Consolidated interest income	14	2
Consolidated interest expense and deferred financing costs	(98)	(92)

Consolidated income before income taxes	$468	$15,896

Depreciation and amortization:
Manufacturing	$1,365	$1,277
Services	520	494
Corporate	338	326

Consolidated depreciation and amortization	$2,223	$2,097

Capital expenditures:
Manufacturing	$12,709	$426
Services	526	519
Corporate	119	219

Consolidated capital expenditures	$13,354	$1,164

	March 31, 2013	December 31, 2012
Assets:
Manufacturing	$174,422	$165,090
Services	26,238	24,230
Corporate	129,673	167,266

Total operating assets	330,333	356,586
Consolidated income taxes receivable	984	960
Consolidated deferred income taxes, current	12,079	12,079
Consolidated deferred income taxes, long-term	15,930	18,940

Consolidated assets	$359,326	$388,565

Note 5 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of March 31, 2013 have remaining maturities of up to nine months.

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$8,938	$—	$—	$8,938
U.S. Treasury securities held to maturity	$41,988	$—	$—	$41,988

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$11,933	$—	$—	$11,933
U.S. Treasury securities held to maturity	$41,978	$—	$—	$41,978

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31, 2013	December 31, 2012
Work in progress	$67,047	$68,171
Finished new railcars	2,450	—
Used railcars acquired upon trade-in	105	105
Parts and service inventory	6,222	5,566

Total inventories	$75,824	$73,842

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,330 and $1,565 relating to excess or slow-moving inventory for parts and work in progress at March 31, 2013 and December 31, 2012, respectively.

Note 7 – Leased Railcars

Railcars available for lease at March 31, 2013 was $43,132 (cost of $48,234 and accumulated depreciation of $5,102) and at December 31, 2012 was $43,435 (cost of $48,234 and accumulated depreciation of $4,799). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of March 31, 2013 and December 31, 2012.

Leased railcars at March 31, 2013 are subject to lease agreements with external customers with terms of up to nine years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at March 31, 2013 are as follows:

Nine months ending December 31, 2013	$3,272
Year ending December 31, 2014	3,758
Year ending December 31, 2015	2,051
Year ending December 31, 2016	1,687
Year ending December 31, 2017	1,256
Thereafter	2,045

$14,069

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2013	December 31, 2012
Buildings and improvements	$25,267	$25,192
Machinery and equipment	37,993	36,672
Software	8,383	8,383
Leasehold improvements	5,350	5,350

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	76,993	75,597
Less: Accumulated depreciation and amortization	(41,003)	(39,269)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	35,990	36,328
Land (including easements)	2,203	2,203
Construction in process	12,597	812

Total property, plant and equipment, net	$50,790	$39,343

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012
Patents	$13,097	$13,097
Accumulated amortization	(11,114)	(10,966)

Patents, net of accumulated amortization	1,983	2,131

Customer-related intangibles	1,300	1,300
Accumulated amortization	(250)	(213)

Customer-related intangibles, net of accumulated amortization	1,050	1,087

Total amortizing intangibles	$3,033	$3,218

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 4 years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended March 31, 2013 and 2012. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 18 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $37 for each of the three months ended March 31, 2013 and 2012.

The estimated future intangible amortization at March 31, 2013 is as follows:

Nine months ending December 31, 2013	$554
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Year ending December 31, 2017	108
Thereafter	431

$3,033

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	2013	2012
Balance at the beginning of the period	$7,625	$7,795
Provision for warranties issued during the period	161	990
Reductions for payments, cost of repairs and other	(310)	(87)
Adjustments to prior warranties	(8)	(941)

Balance at the end of the period	$7,468	$7,757

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Revolving Credit Facility

On July 29, 2010, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among FreightCar, JA LLC, FCS, Operations and FCR, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. As of March 31, 2013 and December 31, 2012, the Company had no borrowings and therefore had $30,000 available under the revolving credit facility. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20,000. The Company had no outstanding letters of credit under the revolving credit facility as of March 31, 2013 and December 31, 2012.

The Revolving Loan Agreement has a term ending on July 29, 2013 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company is required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment, which is included in interest expense and deferred financing fees in the consolidated statement of operations. Borrowings under the Revolving Loan Agreement are secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant in the Revolving Loan Agreement effectively limits potential dividends to $64,920 as of March 31, 2013. The Revolving Loan Agreement also provides for customary events of default. As of March 31, 2013, the Company was in compliance with all of the financial covenants contained in the agreement.

Note 12 – Stock-Based Compensation

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

On January 14, 2013, the Company awarded 3,250 non-qualified stock options to an executive of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 14, 2014 and have a contractual term of 10 years. The exercise price of each option is $24.27, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $10.70 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is the vesting period. The following assumptions were used to value the January 14, 2013 stock options: expected lives of the options of 6 years; expected volatility of 51.36%; risk-free interest rate of 0.78%; and expected dividend yield of 0.98%.

On January 18, 2013, the Company awarded 96,800 non-qualified stock options to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on January 18, 2014 and have a contractual term of 10 years. The exercise price of each option is $24.56, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $10.82 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is the vesting period. The following assumptions were used to value the January 18, 2013 stock options: expected lives of the options of 6 years; expected volatility of 51.38%; risk-free interest rate of 0.77%; and expected dividend yield of 0.99%.

During the three months ended March 31, 2013, the Company awarded 49,740 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award, with continued vesting of the award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

As of March 31, 2013, there was $3,514 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 34 months.

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company is currently engaged in negotiations related to the expired settlement agreement but no agreements have been reached. Therefore, the outcome of those negotiations and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement.

Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
Pension Benefits	2013	2012
Interest cost	$632	$725
Expected return on plan assets	(887)	(862)
Amortization of unrecognized net loss	131	126

	$(124)	$(11)

	Three Months Ended March 31,
Postretirement Benefit Plan	2013	2012
Service cost	$18	$16
Interest cost	657	755
Amortization of prior service cost	60	60
Amortization of unrecognized net loss	154	94

	$889	$925

Amortization of unrecognized net loss for the Company’s defined benefit pension plans was reclassified to income, from accumulated other comprehensive income, of which $118 and $13 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended March 31, 2013 and $77 and $49 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended March 31, 2012. The Company made contributions of $0 and $1,044 to the Company’s defined benefit pension plans for the three months ended March 31, 2013 and 2012, respectively. The Company expects to make $759 in contributions to its pension plans in 2013 to meet its minimum funding requirements.

Amortization of prior service cost for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $57 and $3 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended March 31, 2013 and $56 and $4 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended March 31, 2012. Amortization of unrecognized net loss for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $146 and $8 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended March 31, 2013 and $88 and $6 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended March 31, 2012. The Company made payments to the Company’s postretirement benefit plan of $1,192 and $1,313 for the three months ended March 31, 2013 and 2012, respectively. If the Company continued to fund its postretirement benefit plan based on the expired settlement agreement the Company would make approximately $4,946 in payments to the plan in 2013.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $548 and $441 for the three months ended March 31, 2013 and 2012, respectively.

Note 14 – Contingencies

The Company is involved in various warranty and repair claims and, in certain cases, related pending and threatened legal proceedings with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty and legal provisions, if any, are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3,884 reduction in litigation reserves, which favorably impacted the Company’s results of operations for the three months ended March 31, 2013.

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

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. While the ultimate outcome of these other legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these other actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 15 – Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2024. On February 19, 2013, the Company subleased space at a production facility located in the Shoals region of Alabama. The Company will operate approximately 543,399 square feet of a 2,150,000-square foot facility located on approximately 700 acres of land. The subleased premises will include production lines, an assembly area, storage and fabrication areas and office space. The initial term of the sublease expires on December 31, 2021 and, at the Company’s option, subject to satisfaction of certain conditions, may be extended for an additional 120 months.

Future minimum lease payments at March 31, 2013 are as follows:

Nine months ending December 31, 2013	$6,276
Year ending December 31, 2014	8,865
Year ending December 31, 2015	9,285
Year ending December 31, 2016	9,046
Year ending December 31, 2017	8,748
Thereafter	44,511

$86,731

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended March 31, 2013 and 2012, was approximately $782 and $1,822, respectively.

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At March 31, 2013, the Company had purchase commitments under these agreements of $18,060 for the nine months ending December 31, 2013 and $17,300 for the year ending December 31, 2014.

Note 16 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding	11,943,423	11,924,418
Dilutive effect of employee stock options and nonvested share awards	—	55,309

Weighted average diluted common shares outstanding	11,943,423	11,979,727

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three months ended March 31, 2013, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the three months ended March 31, 2012, 172,059 shares were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 17 – Income Taxes

The income tax provision was $3,112 for the three months ended March 31, 2013, compared to $6,162 for the three months ended March 31, 2012. The addition of the Company’s Shoals facility will change the mix of income from states in which it operates, resulting in changes in the Company’s estimated state tax apportionment and effective state tax rates. The income tax provision for the three months ended March 31, 2013 included a provision of $1,354 resulting from applying these changes in effective state tax rates on the Company’s deferred tax balances. Additionally, projected taxable income in certain states in which the Company operates may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision also includes the recognition of a valuation allowance of $2,503 against deferred tax assets related to net operating loss carryforwards in certain states in which the Company operates. These discrete tax provisions during the first quarter of 2013 were partially offset by $891 of discrete tax benefits recorded during the quarter associated with tax deductible goodwill. Excluding these discrete items, the Company’s forecasted full-year effective tax rate applied against pre-tax income for the three months ended March 31, 2013 was 25.9%. The effective tax rate for the three months ended March 31, 2012 was 38.8% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.9% blended state tax rate offset by 2.0% for the impact of tax deductible goodwill.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Danville, Illinois; Roanoke, Virginia; and Cherokee, Alabama. Additionally, we refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance, inspections and railcar fleet management services for all types of freight railcars through our FCRS and FCRMS subsidiaries. FCRS has repair and maintenance and inspection facilities in Clinton, Indiana, Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. Our primary customers are financial institutions, shippers and railroads.

In February 2013, we subleased approximately 25% of a state-of-the-art production facility located in the Shoals region of Alabama. Our Shoals production facility was designed to efficiently build a wide variety of railcar types and is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville, Illinois and Roanoke, Virginia facilities will continue to support our coal car products, our Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. In addition, the facility layout, automated production equipment, proximity to key suppliers and new supply agreements will increase our flexibility and make us more competitive in the marketplace. Production preparation has begun and we have installed a management team to operate the Shoals facility and are in the process of staffing and training the production work force. We have also procured our first order for the facility and are on track to begin production in the third quarter of 2013.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes general railcar repair and maintenance, inspections, parts sales and railcar fleet management services. Corporate includes administrative activities and all other non-operating costs.

Total orders for railcars in the first quarter of 2013 were 274 units, compared to 1,244 units, consisting of 1,164 new railcars and 80 used railcars, ordered in the first quarter of 2012. Our order activity for the first quarter of 2013 reflects continued uncertainty in the railcar market. Railcar deliveries totaled 1,073 units, consisting of 448 new railcars and 625 rebuilt railcars, in the first quarter of 2013, compared to 2,613 units, consisting of 2,146 new railcars, 80 used railcars sold and 387 leased railcars delivered, in the first quarter of 2012. Total backlog of unfilled orders was 2,082 units, consisting of 707 new railcars and 1,375 rebuilt railcars, at March 31, 2013, compared to 2,881 units, consisting of 981 new railcars and 1,900 rebuilt railcars, at December 31, 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenues

Our consolidated revenues for the three months ended March 31, 2013 were $87.6 million compared to $219.1 million for the three months ended March 31, 2012. Manufacturing segment revenues for the first quarter of 2013 were $77.7 million compared to $210.4 million for the first quarter of 2012. The decrease in Manufacturing segment revenues for the 2013 period compared to the 2012 period reflects the decrease in the number of railcars delivered and an unfavorable product mix. Our Manufacturing segment delivered 1,073 units, consisting of 448 new railcars and 625 rebuilt railcars, in the first quarter of 2013, compared to 2,613 units, consisting of 2,146 new railcars, 80 used railcars sold and 387 leased railcars, in the first quarter of 2012. Services segment revenues for the three months ended March 31, 2013 were $9.9 million compared to $8.6 million for the three months ended March 31, 2012. The increase in Services segment revenues for 2013 compared to 2012 reflects higher parts sales revenue that was partially offset by lower repair volumes.

Gross Profit

Our consolidated gross profit for the three months ended March 31, 2013 was $5.0 million compared to $23.7 million for the three months ended March 31, 2012, representing a decrease of $18.7 million. The decrease in our consolidated gross profit for the first quarter of 2013 compared to the first quarter of 2012 reflects a decrease in gross profit from our Manufacturing segment of $19.4 million, which was partially offset by an increase in gross profit from our Services segment of $0.6 million. The decrease in gross profit for our Manufacturing segment for the first quarter of 2013 compared to the first quarter of 2012 reflects the decrease in deliveries, the negative impact of lower volumes on our operating efficiency, as well as product mix changes. The increase in gross profit for our Services segment for the first quarter of 2013 compared to 2012 reflects higher parts sales and an increase in higher margin program repairs. Our consolidated gross margin rate was 5.7% for the three months ended March 31, 2013 compared to 10.8% for the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2013 were $4.4 million compared to $8.7 million for the three months ended March 31, 2012, representing a decrease of $4.3 million. During the first quarter of 2013 we settled the Bral litigation (see note 14 to our condensed consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves, which was partially offset by $0.5 million of related legal expenses incurred during the quarter. Selling, general and administrative expenses for the three months ended March 31, 2013 also included decreases in compensation of $0.3 million and external services of $0.4 million. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2013 were $1.7 million compared to $1.5 million for the three months ended March 31, 2012. Services segment selling, general and administrative expenses for the three months ended March 31, 2013 were $1.0 million compared to $0.9 million for the three months ended March 31, 2012. Corporate selling, general and administrative expenses for the three months ended March 31, 2013 were $1.8 million compared to $6.3 million for the three months ended March 31, 2012, reflecting the reduction in the litigation reserve (partially offset by related legal expenses) and decreases in compensation and external services.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended March 31, 2012 was $0.9 million and represented the gain on sale of 128 leased railcars (with a net book value of $10.4 million). Gain on sale of railcars available for lease for the three months ended March 31, 2013 was immaterial.

Operating Income

Our consolidated operating income for the three months ended March 31, 2013 was $0.6 million, compared to $16.0 million for the three months ended March 31, 2012. Operating income for the Manufacturing segment was $2.1 million for the three months ended March 31, 2013 compared to $22.7 million for the three months ended March 31, 2012. The reduction in operating income for the Manufacturing segment reflects the decrease in deliveries, the negative impact of lower volumes on our operating efficiency, as well as product mix changes. Services segment operating income was $1.3 million for the three months ended March 31, 2013 compared to $0.7 million for the three months ended March 31, 2012. The increase in Services segment operating income was primarily due to higher parts sales volume and higher volume of program repairs for the 2013 period compared to the 2012 period. Corporate costs were $2.8 million for the three months ended March 31, 2013 compared to $7.4 million for the three months ended March 31, 2012. The decrease in Corporate costs was primarily due to a reduction in the litigation reserve (partially offset by related legal expenses) and decreases in compensation and external services.

Interest Expense/Income

Interest expense (consisting of commitment fees on our revolving credit facility and letter of credit fees) was $0.1 million for each of the three months ended March 31, 2013 and 2012.

Income Taxes

The income tax provision was $3.1 million for the three months ended March 31, 2013, compared to $6.2 million for the three months ended March 31, 2012. The addition of our Shoals facility will change the mix of income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax provision for the three months ended March 31, 2013 included a provision of $1.4 million resulting from applying these changes in effective state tax rates to our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision also includes the recognition of a valuation allowance of $2.5 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. These discrete tax provisions during the first quarter of 2013 were partially offset by $0.9 million of discrete tax benefits recorded during the quarter associated with tax deductible goodwill. Excluding these discrete items, our forecasted full-year effective tax rate applied against pre-tax income for the three months ended March 31, 2013 was 25.9%. The effective tax rate for the three months ended March 31, 2012 was 38.8% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.9% blended state tax rate offset by 2.0% for the impact of tax deductible goodwill.

Net (Loss) Income

As a result of the foregoing, net loss was $2.6 million for the three months ended March 31, 2013, reflecting a decrease of $12.4 million from net income of $9.7 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, our basic and diluted net loss per share was $0.22 on basic and diluted shares outstanding of 11,943,423.

For the three months ended March 31, 2012, our basic and diluted net income per share were $0.82 and $0.81, respectively, on basic and diluted shares outstanding of 11,924,418 and 11,979,727.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2013 and 2012, were our cash and cash equivalent balances on hand, our securities held to maturity, our lease fleet and our revolving credit facility. On July 29, 2010, we entered into a $30.0 million senior secured revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 (the “Revolving Loan Agreement”) among the Company and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender. The proceeds of the revolving credit facility can be used for general corporate purposes, including working capital. The Revolving Loan Agreement also contains a sub-facility for letters of credit not to exceed $20.0 million. As of each of March 31, 2013 and December 31, 2012, we had no borrowings or outstanding letters of credit under the revolving credit facility.

Revolving loans outstanding under the Revolving Loan Agreement will bear interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Borrowers. We have no expectations to draw upon the revolving credit facility. We are required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment. Borrowings under the Revolving Loan Agreement are secured by our accounts receivable, inventory and certain other assets, and borrowing availability is tied to a borrowing base of eligible accounts receivable and inventory. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments. The minimum tangible net worth covenant effectively limits potential dividends to $64.9 million as of March 31, 2013. The Revolving Loan Agreement also provides for customary events of default. As of March 31, 2013, we had borrowing capacity of $30.0 million under the Revolving Loan Agreement and we were in compliance with all of the covenants contained in the agreement. The Revolving Loan Agreement has a term ending on July 29, 2013. We are currently evaluating renewal or refinancing alternatives for our current Revolving Loan Agreement and expect to have a new agreement in place by July 29, 2013.

Our restricted cash balance was $3.0 million as of March 31, 2013 and $14.7 million as of December 31, 2012, and consisted of cash used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of March 31, 2013 are scheduled to expire at various dates through December 2013. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the revolving credit facility.

As of March 31, 2013, the value of railcars available for lease was $43.1 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio. Additional railcars available for lease may be funded by cash flows from operations or we may pursue a new credit facility or both, as we evaluate our liquidity and capital resources.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances and our marketable securities, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

We made no contributions to our defined benefit pension plans during the first three months of 2013 and expect to make approximately $0.8 million in total contributions to our defined benefit pension plans during 2013. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $1.2 million during the three months ended March 31, 2013. A substantial portion of our postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We are currently engaged in negotiations related to the expired settlement agreement but no agreements have been reached. Therefore, the outcome of those negotiations and the impact on our postretirement benefit plan obligation cannot be determined at this time. If we continued to fund our postretirement benefit plan based on the expired settlement agreement we would make approximately $5.0 million in payments to the plan in 2013. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease if payments were to cease, if litigation should ensue or if the parties should agree on a modified settlement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$86,731	$8,496	$18,233	$17,694	$42,308
Material and component purchases	35,657	22,682	12,975	—	—

Total	$122,388	$31,178	$31,208	$17,694	$42,308

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.5 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2013 because the timing of the payout of these amounts cannot be determined.

We are also required to make minimum contributions to our pension plans and postretirement welfare plans as discussed above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(23,038)	$32,420
Investing activities	(1,618)	(5,166)
Financing activities	(776)	(735)

Total	$(25,432)	$26,519

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

Our net cash used in operating activities for the three months ended March 31, 2013 was $23.0 million compared to net cash provided by operating activities of $32.4 million for the three months ended March 31, 2012. Net cash used in operating activities for the three months ended March 31, 2013 included decreases in accounts and contractual payables of $15.0 million and customer deposits of $8.7 million. Net cash provided by operating activities for the three months ended March 31, 2012 includes our income from operations and increases in accounts and contractual payables of $23.7 million. The increase in account and contractual payables for the three months ended March 31, 2012 primarily represents purchases of materials to support increased production levels and the timing of payment on those purchases.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 was $1.6 million compared to $5.2 million for the three months ended March 31, 2012. Net cash used in investing activities for the three months ended March 31, 2013 included purchases of property, plant and equipment of $13.4 million, which were partially offset by restricted cash withdrawals (net of deposits) of $11.7 million. Net cash used in investing activities for the three months ended March 31, 2012 included restricted cash deposits for collateralization of letters of credit of $14.5 million and purchases of property, plant and equipment of $1.2 million, which were partially offset by proceeds from the sale of railcars on operating leases of $10.4 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2013 was $0.8 million compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2012. Net cash used in financing activities primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $13.4 million in the three months ended March 31, 2013 compared to $1.2 million in the three months ended March 31, 2012. Capital expenditures for the three months ended March 31, 2013 were primarily purchases of equipment for our Shoals facility. Capital expenditures for the three months ended March 31, 2012 were primarily cash outlays to maintain our existing facilities. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $20.0 million for 2013, including capital expenditures for our Shoals facility.

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

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $30.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2013, there were no borrowings or outstanding letters of credit under the revolving credit facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleges that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and seeks damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3.9 million reduction in litigation reserves, which favorably impacted our results of operations for the three months ended March 31, 2013.

In addition to the foregoing, we are involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of our business. While the ultimate outcome of these other legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these other actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2012 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC.*

10.2	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 10, 2013	By:	/s/ EDWARD J. WHALEN
Edward J. Whalen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and
Chief Operating Officer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President, Corporate
Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC.*

10.2	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.