Form 10-Q
period 2013-06-30
FreightCar America, Inc.
filed 2013-08-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, there were 12,040,403 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$52,407	$98,509
Restricted cash	3,635	14,700
Marketable securities	44,990	41,978
Accounts receivable, net of allowance for doubtful accounts of $244 and $299, respectively	11,004	12,987
Inventories, net	78,743	73,842
Inventory on lease	16,955	—
Other current assets	7,011	7,130
Deferred income taxes, net	12,079	12,079

Total current assets	226,824	261,225
Property, plant and equipment, net	50,873	39,343
Railcars available for lease, net	42,829	43,435
Goodwill	22,128	22,128
Deferred income taxes, net	18,088	18,940
Other long-term assets	3,124	3,494

Total assets	$363,866	$388,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$13,797	$33,453
Accrued payroll and employee benefits	3,624	6,548
Accrued postretirement benefits	455	4,978
Accrued warranty	6,776	7,625
Customer deposits	40,960	36,087
Other current liabilities	9,469	7,885

Total current liabilities	75,081	96,576
Accrued pension costs	11,622	12,193
Accrued postretirement benefits, less current portion	67,726	64,322
Accrued taxes and other long-term liabilities	4,172	4,143

Total liabilities	158,601	177,234

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2013 and December 31, 2012	127	127
Additional paid in capital	98,517	100,402
Treasury stock, at cost, 691,275 and 752,167 shares at June 30, 2013 and December 31, 2012, respectively	(31,589)	(34,488)
Accumulated other comprehensive loss	(25,693)	(26,139)
Retained earnings	163,903	171,429

Total stockholders’ equity	205,265	211,331

Total liabilities and stockholders’ equity	$363,866	$388,565

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Revenues	$47,109	$181,206	$134,724	$400,272
Cost of sales	44,832	164,163	127,478	359,498

Gross profit	2,277	17,043	7,246	40,774
Selling, general and administrative expenses	7,849	7,642	12,280	16,335
Gain on sale of railcars available for lease	(13)	(14)	(27)	(962)

Operating (loss) income	(5,559)	9,415	(5,007)	25,401
Interest income	12	3	26	5
Interest expense	(145)	(99)	(243)	(191)
Other income	18	—	18	—

(Loss) income before income taxes	(5,674)	9,319	(5,206)	25,215
Income tax (benefit) provision	(2,236)	3,756	876	9,918

Net (loss) income	$(3,438)	$5,563	$(6,082)	$15,297

Net (loss) income per common share – basic	$(0.29)	$0.47	$(0.51)	$1.28

Net (loss) income per common share – diluted	$(0.29)	$0.46	$(0.51)	$1.28

Weighted average common shares outstanding – basic	11,950,652	11,931,565	11,947,058	11,927,992

Weighted average common shares outstanding – diluted	11,950,652	11,983,901	11,947,058	11,992,808

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$(3,438)	$5,563	$(6,082)	$15,297

Other comprehensive income, net of tax:
Pension liability reclassified to net income (net of taxes of $46, $49, $92 and $97, respectively)	85	78	170	156
Postretirement liability reclassified to net income (net of taxes of $75, $59, $150 and $118, respectively)	138	94	276	189

Other comprehensive income	223	172	446	345

Comprehensive (loss) income	$(3,215)	$5,735	$(5,636)	$15,642

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	FreightCar America Stockholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$197,334

Net income	—	—	—	—	—	—	15,297	15,297
Other comprehensive income	—	—	—	—	—	345	—	345
Restricted stock awards	—	—	(1,331)	28,946	1,331	—	—	—
Employee restricted stock settlement	—	—	—	(1,937)	(43)	—	—	(43)
Stock-based compensation recognized	—	—	952	—	—	—	—	952
Cash dividends	—	—	—	—	—	—	(1,437)	(1,437)

Balance, June 30, 2012	12,731,678	$127	$99,825	(753,311)	$(34,616)	$(21,957)	$169,069	$212,448

Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331

Net loss	—	—	—	—	—	—	(6,082)	(6,082)
Other comprehensive income	—	—	—	—	—	446	—	446
Restricted stock awards	—	—	(3,007)	65,635	3,007	—	—	—
Employee restricted stock settlement	—	—	—	(2,527)	(60)	—	—	(60)
Forfeiture of restricted stock awards	—	—	48	(2,216)	(48)	—	—	—
Stock-based compensation recognized	—	—	1,074	—	—	—	—	1,074
Cash dividends	—	—	—	—	—	—	(1,444)	(1,444)

Balance, June 30, 2013	12,731,678	$127	$98,517	(691,275)	$(31,589)	$(25,693)	$163,903	$205,265

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(6,082)	$15,297
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	4,583	4,165
Gain on sale of railcars available for lease	(27)	(962)
Other non-cash items, net	(304)	609
Deferred income taxes	610	8,868
Stock-based compensation recognized	1,074	952
Changes in operating assets and liabilities:
Accounts receivable	1,983	2,876
Inventories	(4,637)	304
Inventory on lease	(16,955)	(23,061)
Other assets	123	(2,992)
Accounts and contractual payables	(19,746)	9,178
Accrued payroll and employee benefits	(2,924)	(459)
Income taxes receivable/payable	(73)	(71)
Accrued warranty	(849)	(22)
Customer deposits and other current liabilities	(12,567)	2,851
Deferred revenue, non-current	(29)	(182)
Accrued pension costs and accrued postretirement benefits	(1,244)	(2,479)

Net cash flows (used in) provided by operating activities	(57,064)	14,872

Cash flows from investing activities
Restricted cash deposits	(3,175)	(15,525)
Restricted cash withdrawals	14,240	336
Purchase of securities held to maturity	(26,986)	—
Proceeds from securities held to maturity	24,000	—
Proceeds from sale of property, plant and equipment and railcars available for lease	41	10,526
Purchases of property, plant and equipment	(15,054)	(3,157)

Net cash flows used in investing activities	(6,934)	(7,820)

Cash flows from financing activities
Employee restricted stock settlement	(60)	(43)
Cash dividends paid to stockholders	(1,444)	(1,437)
Customer advance for production of leased railcars	19,400	—

Net cash flows provided by (used in) financing activities	17,896	(1,480)

Net (decrease) increase in cash and cash equivalents	(46,102)	5,572
Cash and cash equivalents at beginning of period	98,509	101,870

Cash and cash equivalents at end of period	$52,407	$107,442

Supplemental cash flow information:
Interest paid	$96	$125

Income taxes paid	$581	$1,147

Lease incentive for leasehold improvements	$—	$624

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2012 year-end balance sheet data was derived from the audited financial statements as of December 31, 2012. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 31, 2012. The adoption of these changes had no impact on the consolidated financial position, results of operations or cash flows of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Manufacturing	$37,057	$171,771	$114,779	$382,220
Services	10,052	9,435	19,945	18,052

Consolidated revenues	$47,109	$181,206	$134,724	$400,272

Operating (loss) income:
Manufacturing	$(1,014)	$15,253	$1,078	$37,942
Services	1,612	726	2,902	1,379
Corporate	(6,157)	(6,564)	(8,987)	(13,920)

Consolidated operating (loss) income	(5,559)	9,415	(5,007)	25,401
Consolidated interest income	12	3	26	5
Consolidated interest expense and deferred financing costs	(145)	(99)	(243)	(191)
Consolidated other income	18	—	18	—

Consolidated (loss) income before income taxes	$(5,674)	$9,319	$(5,206)	$25,215

Depreciation and amortization:
Manufacturing	$1,459	$1,173	$2,824	$2,450
Services	521	551	1,041	1,045
Corporate	380	344	718	670

Consolidated depreciation and amortization	$2,360	$2,068	$4,583	$4,165

Capital expenditures:
Manufacturing	$1,422	$1,362	$14,131	$1,788
Services	153	486	199	1,005
Corporate	125	145	724	364

Consolidated capital expenditures	$1,700	$1,993	$15,054	$3,157

	June 30, 2013	December 31, 2012
Assets:
Manufacturing	$193,731	$165,090
Services	26,261	24,230
Corporate	112,723	167,266

Total operating assets	332,715	356,586
Consolidated income taxes receivable	984	960
Consolidated deferred income taxes, current	12,079	12,079
Consolidated deferred income taxes, long-term	18,088	18,940

Consolidated assets	$363,866	$388,565

Note 5 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of June 30, 2013 have remaining maturities of up to nine months.

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$8,947	$—	$—	$8,947
U.S. Treasury securities held to maturity	$44,990	$—	$—	$44,990

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$11,933	$—	$—	$11,933
U.S. Treasury securities held to maturity	$41,978	$—	$—	$41,978

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30, 2013	December 31, 2012
Work in progress	$61,592	$68,171
Finished new railcars	8,601	—
Used railcars acquired upon trade-in	2,035	105
Parts and service inventory	6,515	5,566

Total inventories	$78,743	$73,842

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,301 and $1,565 relating to excess or slow-moving inventory at June 30, 2013 and December 31, 2012, respectively.

Note 7 – Leased Railcars

Leased railcars at June 30, 2013 included Railcars available for lease classified as long- term assets of $42,829 (cost of $48,234 and accumulated depreciation of $5,405) and Inventory on lease of $16,955. Customer deposits at June 30, 2013 included a $19,400 customer advance for production of leased railcars for which revenue cannot be recognized until all contingencies have been met. The proceeds of the customer advance have been accounted for as a financing transaction per ASC 840, Leases. Leased railcars at December 31, 2012 included Railcars available for lease classified as long-term assets of $43,435 (cost of $48,234 and accumulated depreciation of $4,799). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of June 30, 2013 and December 31, 2012.

Leased railcars at June 30, 2013 are subject to lease agreements with external customers with terms of up to eight years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at June 30, 2013 are as follows:

Six months ending December 31, 2013	$3,147
Year ending December 31, 2014	4,723
Year ending December 31, 2015	2,051
Year ending December 31, 2016	1,687
Year ending December 31, 2017	1,256
Thereafter	2,045

$14,909

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2013	December 31, 2012
Buildings and improvements	$25,267	$25,192
Machinery and equipment	51,555	36,672
Software	8,864	8,383
Leasehold improvements	5,350	5,350

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	91,036	75,597
Less: Accumulated depreciation and amortization	(42,870)	(39,269)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	48,166	36,328
Land (including easements)	2,203	2,203
Construction in process	504	812

Total property, plant and equipment, net	$50,873	$39,343

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012
Patents	$13,097	$13,097
Accumulated amortization	(11,262)	(10,966)

Patents, net of accumulated amortization	1,835	2,131

Customer-related intangibles	1,300	1,300
Accumulated amortization	(287)	(213)

Customer-related intangibles, net of accumulated amortization	1,013	1,087

Total amortizing intangibles	$2,848	$3,218

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 4 years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended June 30, 2013 and 2012, and $296 and $295 for the six months ended June 30, 2013 and 2012, respectively. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 17 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $37 for each of the three months ended June 30, 2013 and 2012, and $74 for each of the six months ended June 30, 2013 and 2012.

The estimated future intangible amortization at June 30, 2013 is as follows:

Six months ending December 31, 2013	$369
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Year ending December 31, 2017	108
Thereafter	431

$2,848

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three and six months ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$7,468	$7,757	$7,625	$7,795
Provision for warranties issued during the period	138	848	299	1,838
Reductions for payments, cost of repairs and other	(183)	(131)	(493)	(218)
Adjustments to prior warranties	(647)	(701)	(655)	(1,642)

Balance at the end of the period	$6,776	$7,773	$6,776	$7,773

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Revolving Credit Facility

On July 26, 2013, the Company entered into a new $50,000 senior secured revolving credit facility and cancelled its previous credit facility. The new revolving credit facility can be used for general corporate purposes, including working capital. As of August 9, 2013, the Company had no borrowings under the new revolving credit facility. The new revolving credit facility also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. The Company had no outstanding letters of credit under the new revolving credit facility as of August 9, 2013.

The Company entered into the new revolving credit facility pursuant to a Credit Agreement dated July 26, 2013 (the “Revolving Loan Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Loan Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Loan Agreement are secured by a first priority perfected security interest in substantially all of the Company’s assets excluding railcars held by its railcar leasing subsidiary, JAIX. The Borrowers also agreed to pledge all of the equity interests in the Company’s direct and indirect domestic subsidiaries. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum consolidated net liquidity requirement of $35,000 and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default.

The Revolving Loan Agreement replaces the Company’s prior revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 among FreightCar and certain of its subsidiaries, as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender (the “Prior Credit Agreement”), which was terminated and cancelled effective July 26, 2013.

The Prior Credit Agreement consisted of a $30,000 senior secured revolving credit facility and a sub-facility for letters of credit not to exceed $20,000. The Prior Credit Agreement had a term ending on July 29, 2013 and bore interest at a rate of LIBOR plus an applicable margin of 2.50% or at prime, as selected by the Company. The Company was required to pay a non-utilization fee of 0.35% on the unused portion of the revolving loan commitment under the Prior Credit Agreement. Borrowings under the Prior Credit Agreement were secured by the Company’s accounts receivable, inventory and certain other assets of the Company, and borrowing availability was tied to a borrowing base of eligible accounts receivable and inventory. The Prior Credit Agreement had both affirmative and negative covenants, including, without limitation, a minimum tangible net worth covenant and limitations on indebtedness, liens and investments.

As of June 30, 2013 and December 31, 2012, the Company had no borrowings and therefore had $30,000 available under the Prior Credit Agreement. The Company had no outstanding letters of credit under the Prior Credit Agreement as of June 30, 2013 and December 31, 2012.

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

On May 1, 2013, the Company awarded 1,660 non-qualified stock options to an executive of the Company pursuant to its 2005 Long Term Incentive Plan. The stock options will vest in three equal annual installments beginning on May 1, 2014 and have a contractual term of 10 years. The exercise price of each option is $20.39, which was the fair market value of the Company’s stock on the date of the grant. The estimated fair value of $8.79 per option will be recognized over the period during which the employee is required to provide service in exchange for the award, which is the vesting period. The following assumptions were used to value the May 1, 2013 stock options: expected lives of the options of 6 years; expected volatility of 51.43%; risk-free interest rate of 0.65%; and expected dividend yield of 1.19%.

During the six months ended June 30, 2013, the Company awarded 50,365 shares of restricted stock to certain employees of the Company pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest in three equal annual installments beginning on the first anniversary of the award date, with continued vesting of the award subject to the recipient’s continued employment with the Company. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

During the six months ended June 30, 2013, the Company awarded 15,270 shares of restricted stock to certain individuals for service on the Company’s board of directors pursuant to its 2005 Long Term Incentive Plan. Each restricted stock award will vest on the earlier of May 17, 2014 or the last trading day before the date of the Company’s 2014 annual meeting of stockholders. Stock compensation expense will be recognized over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

As of June 30, 2013, there was $3,234 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 34 months.

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired settlement agreement but no agreements were reached. In July 2013, the Company provided notice of its intent to terminate, effective October 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees. On July 8, 2013, the Company filed a complaint seeking declaratory relief from the United States District Court for the Northern District of Illinois to confirm its rights to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the prior settlement agreement, and on July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (See Note 14). The outcome of the pending litigation and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pension Benefits
Interest cost	$632	$725	$1,264	$1,450
Expected return on plan assets	(887)	(862)	(1,774)	(1,724)
Amortization of unrecognized net loss	131	126	262	252

	$(124)	$(11)	$(248)	$(22)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Postretirement Benefit Plan
Service cost	$18	$16	$36	$32
Interest cost	657	755	1,314	1,510
Amortization of prior service cost	60	60	120	120
Amortization of unrecognized net loss	153	93	307	187

	$888	$924	$1,777	$1,849

Amortization of unrecognized net loss for the Company’s defined benefit pension plans was reclassified to income, from accumulated other comprehensive income, of which $118 and $13 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended June 30, 2013, and $77 and $49 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended June 30, 2012. Amortization of unrecognized net loss for the Company’s defined benefit pension plans was reclassified to income, from accumulated other comprehensive income, of which $236 and $26 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the six months ended June 30, 2013 and $154 and $98 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the six months ended June 30, 2012. The Company made contributions to the Company’s defined benefit pension plans of $61 and $513 for the three months ended June 30, 2013 and 2012, respectively, and $61 and $1,556 for the six months ended June 30, 2013 and 2012, respectively. The Company expects to make $759 in contributions to its pension plans in 2013 to meet its minimum funding requirements.

Amortization of prior service cost for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $57 and $3 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended June 30, 2013 and $57 and $3 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended June 30, 2012. Amortization of unrecognized net loss for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $146 and $7 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended June 30, 2013 and $88 and $5 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended June 30, 2012. Amortization of prior service cost for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $114 and $6 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the six months ended June 30, 2013 and $113 and $7 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the six months ended June 30, 2012. Amortization of unrecognized net loss for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $292 and $15 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the six months ended June 30, 2013 and $176 and $11 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the six months ended June 30, 2012. The Company made payments to the Company’s postretirement benefit plan of approximately $1,277 and $1,222 for the three months ended June 30, 2013 and 2012, respectively, and $2,469 and $2,535 for the six months ended June 30, 2013 and 2012, respectively. When the Company terminates, effective October 1, 2013, its contributions to fund its postretirement benefit plan, then the Company would make approximately $2,924 in payments to the plan in 2013. The Company would have made approximately $4,946 in payments to the plan in 2013 based on the expired settlement agreement.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $332 and $525 for the three months ended June 30, 2013 and 2012, respectively, and $880 and $966 for the six months ended June 30, 2013 and 2012, respectively.

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

On July 8, 2013, the Company filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the Northern District of Illinois, Eastern Division (the “Illinois Court”). The case names as defendants the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Services Workers International Union, AFL-CIO, CLC (the “USW”), as well as approximately 650 individual Retiree Defendants (as defined in the Complaint), and has been assigned Case No 1:13-cv-4889.

As described in the Complaint, pursuant to a prior settlement agreement among the Company, the USW and the Retiree Defendants, the Company agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of the Company’s employee welfare benefit plans. The settlement agreement expressly provided that, as of November 30, 2012, the Company could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for the Company’s contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. The Company engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. The Company is terminating, effective October 1, 2013, its contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and is seeking declaratory relief from the Illinois Court to confirm its rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the prior settlement agreement.

On July 9, 2013, the USW and certain Retiree Defendants filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. The complaint filed with the Pennsylvania Court alleges that the Company does not have the right to terminate welfare benefits previously provided to the Retiree Defendants and requests, among other relief, entry of a judgment finding that the Retiree Defendants have a vested right to specified welfare benefits.

On July 26, 2013, the USW filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). Both the Illinois Court and the Pennsylvania Court have established briefing schedules relating to the respective motions to dismiss and/or transfer venue.

As noted in the Company’s audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, the Company has recorded postretirement benefit plan obligations, a substantial portion of which relates to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 13).

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleged that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and sought damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3,884 reduction in litigation reserves, which favorably impacted the Company’s results of operations for the six months ended June 30, 2013.

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

Note 15 – Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2024. On February 19, 2013, the Company subleased space at a production facility located in the Shoals region of Alabama. The Company operates approximately 543,399 square feet of a 2,150,000-square foot facility located on approximately 700 acres of land. The subleased premises includes production lines, an assembly area, storage and fabrication areas and office space. The initial term of the sublease expires on December 31, 2021 and, at the Company’s option, subject to satisfaction of certain conditions, may be extended for an additional 120 months.

Future minimum lease payments at June 30, 2013 are as follows:

Six months ending December 31, 2013	$5,081
Year ending December 31, 2014	10,279
Year ending December 31, 2015	9,995
Year ending December 31, 2016	9,066
Year ending December 31, 2017	8,768
Thereafter	44,531

$87,720

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended June 30, 2013 and 2012, was approximately $2,394 and $808, respectively. Total rental expense for the six months ended June 30, 2013 and 2012, was approximately $4,217 and $1,590, respectively.

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At June 30, 2013, the Company had purchase commitments under these agreements of $10,869 for the six months ending December 31, 2013 and $16,879 for the year ending December 31, 2014.

Note 16 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	11,950,652	11,931,565	11,947,058	11,927,992
Dilutive effect of employee stock options and nonvested share awards	—	52,336	—	64,816

Weighted average diluted common shares outstanding	11,950,652	11,983,901	11,947,058	11,992,808

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three and six months ended June 30, 2013, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the three and six months ended June 30, 2012, there were 341,850 share- based payment awards that were anti-dilutive and not included in the above calculation.

Note 17 – Income Taxes

The income tax provision was $876 for the six months ended June 30, 2013, compared to $9,918 for the six months ended June 30, 2012. The addition of the Company’s Shoals facility changed the mix of income from states in which it operates, resulting in changes to the Company’s estimated state tax apportionment and effective state tax rates. The income tax provision for the six months ended June 30, 2013 included a provision of $1,538 resulting from applying these changes in effective state tax rates on the Company’s deferred tax balances. Additionally, projected taxable income in certain states in which the Company operates may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision also includes the recognition of a valuation allowance of $2,503 against deferred tax assets related to net operating loss carryforwards in certain states in which the Company operates. These discrete tax provisions during the six months ended June 30, 2013 were partially offset by $891 of discrete tax benefits recorded during the period associated with tax- deductible goodwill. Excluding these discrete items, the Company’s forecasted full-year effective tax rate applied against pre-tax income for the six months ended June 30, 2013 was 44.6%. The effective tax rate for the six months ended June 30, 2012 was 39.3% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent items.

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

In February 2013, we subleased approximately 25% of a state-of-the-art production facility located in the Shoals region of Alabama. Our Shoals production facility was designed to efficiently build a wide variety of railcar types and is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville, Illinois and Roanoke, Virginia facilities will continue to support our coal car products, our Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. In addition, the facility layout, automated production equipment, proximity to key suppliers and new supply agreements will increase our flexibility and make us more competitive in the marketplace. Deliveries of the first railcars produced at the Shoals facility are expected in the third quarter of 2013.

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

Total orders for railcars in the second quarter of 2013 were 693 units, all of which were new railcars, compared to 274 units, consisting of 174 new railcars and 100 rebuilt railcars, ordered in the first quarter of 2013 and 961 units, consisting of 600 new railcars and 361 used railcars, ordered in the second quarter of 2012. Railcar deliveries totaled 710 units, consisting of 160 new railcars, 200 leased railcars and 350 rebuilt railcars, in the second quarter of 2013, compared to 1,073 units, consisting of 448 new railcars and 625 rebuilt railcars, in the first quarter of 2013 and 2,786 units, consisting of 1,815 new railcars, 361 used railcars sold and 610 leased railcars, in the second quarter of 2012. Total backlog of unfilled orders was 2,065 units, consisting of 1,040 new railcars and 1,025 rebuilt railcars, at June 30, 2013, compared to 2,881 units, consisting of 981 new railcars and 1,900 rebuilt railcars, at December 31, 2012. Subsequent to June 30, 2013, orders for over 5,500 railcars were received, which include orders for about 4,000 rebuilt coal cars to serve the Eastern coal market.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenues

Our consolidated revenues for the three months ended June 30, 2013 were $47.1 million compared to $181.2 million for the three months ended June 30, 2012. Manufacturing segment revenues for the three months ended June 30, 2013 were $37.1 million compared to $171.8 million for the three months ended June 30, 2012. The decrease in Manufacturing segment revenues for the 2013 period compared to the 2012 period reflects the decrease in the number of railcars delivered and an unfavorable product mix. Services segment revenues for the three months ended June 30, 2013 were $10.1 million compared to $9.4 million for the three months ended June 30, 2012. The increase in Services segment revenues for the 2013 period compared to the 2012 period reflects higher parts sales revenue and repair volumes.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2013 was $2.3 million compared to $17.0 million for the three months ended June 30, 2012, representing a decrease of $14.7 million. The decrease in our consolidated gross profit for the second quarter of 2013 compared to the second quarter of 2012 reflects a decrease in gross profit from our Manufacturing segment of $15.8 million, which was partially offset by an increase in gross profit from our Services segment of $0.9 million. The decrease in gross profit for our Manufacturing segment for the second quarter of 2013 compared to the second quarter of 2012 reflects the decrease in deliveries and the impact of $1.9 million related to the start-up of our Shoals facility and the idling of our Danville facility in the second quarter of 2013. The increase in gross profit for our Services segment for the second quarter of 2013 compared to the second quarter of 2012 reflects higher parts sales and an increase in higher- margin program repairs. Our consolidated gross margin rate was 4.8% for the three months ended June 30, 2013 compared to 9.4% for the three months ended June 30, 2012.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2013 were $7.8 million compared to $7.6 million for the three months ended June 30, 2012, representing an increase of $0.2 million. Consulting costs decreased by $0.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 but these decreases were more than offset by various increases in other selling, general and administrative expenses. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2013 were $1.9 million compared to $1.4 million for the three months ended June 30, 2012. Services segment selling, general and administrative expenses for the three months ended June 30, 2013 of $0.9 million were flat compared to the comparable period of 2012. Corporate selling, general and administrative expenses for the three months ended June 30, 2013 were $5.1 million compared to $5.3 million for the three months ended June 30, 2012. Corporate selling, general and administrative expenses for the three months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for each of the three months ended June 30, 2013 and June 30, 2012, were not material and represented recognition of deferred gains on sale and leaseback transactions in prior periods.

Operating (Loss) Income

Our consolidated operating loss for the three months ended June 30, 2013 was $5.6 million, compared to operating income of $9.4 million for the three months ended June 30, 2012. Operating loss for the Manufacturing segment was $1.0 million for the three months ended June 30, 2013 compared to operating income of $15.3 million for the three months ended June 30, 2012. The reduction in operating income for the Manufacturing segment reflects the decrease in deliveries and the impact of $1.9 million related to the start-up of our Shoals facility and the idling of our Danville facility in the second quarter of 2013. Services segment operating income was $1.6 million for the three months ended June 30, 2013 compared to $0.7 million for the three months ended June 30, 2012. The increase in Services segment operating income was primarily due to higher parts sales volume and higher volume of program repairs for the 2013 period compared to the 2012 period. Corporate costs were $6.2 million for the three months ended June 30, 2013 compared to $6.6 million for the three months ended June 30, 2012. The decrease in Corporate costs was primarily due to a reduction in consulting costs. Corporate costs for the three months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Interest Expense

Interest expense was $0.1 million for each of the three months ended June 30, 2013 and 2012. Interest expense primarily relates to commitment fees on our revolving credit facility and letter of credit fees.

Income Taxes

The income tax benefit was $2.2 million for the three months ended June 30, 2013, compared to an income tax provision of $3.8 million for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was 39.4% compared to an effective tax rate of 40.3% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was higher than the statutory U.S. federal income tax rate of 35% primarily due to the 10.8% impact of changes in the valuation allowance, which was partially offset by the 3.2% benefit of changes in state tax rates applied against our deferred tax assets and other permanent adjustments. The effective tax rate for the three months ended June 30, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.2% blended state tax rate and other permanent adjustments.

Net (Loss) Income

As a result of the foregoing, the net loss was $3.4 million for the three months ended June 30, 2013, reflecting a decrease of $9.0 million from net income of $5.6 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, our basic and diluted net loss per share was $0.29 on basic and diluted shares outstanding of 11,950,652.

For the three months ended June 30, 2012, our basic and diluted net income per share was $0.47 and $0.46, on basic and diluted shares outstanding of 11,931,565 and 11,983,901, respectively.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Revenues

Our consolidated revenues for the six months ended June 30, 2013 were $134.7 million compared to $400.3 million for the six months ended June 30, 2012. Manufacturing segment revenues for the first half of 2013 were $114.8 million compared to $382.2 million for the first half of 2012. The decrease in Manufacturing segment revenues for the 2013 period compared to the 2012 period reflects the decrease in the number of railcars delivered and an unfavorable product mix. Our Manufacturing segment delivered 1,783 units, consisting of 608 new railcars, 200 leased railcars and 975 rebuilt railcars, in the first half of 2013, compared to 5,399 units, consisting of 3,961 new railcars, 441 used railcars sold and 997 leased railcars, in the first half of 2012. Services segment revenues for the six months ended June 30, 2013 were $19.9 million compared to $18.1 million for the six months ended June 30, 2012. The increase in Services segment revenues for the 2013 period compared to the 2012 period reflects higher parts sales revenue and higher repair volumes.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2013 was $7.2 million compared to $40.8 million for the six months ended June 30, 2012, representing a decrease of $33.6 million. The decrease in our consolidated gross profit for the first half of 2013 compared to the first half of 2012 reflects a decrease in gross profit from our Manufacturing segment of $35.2 million, which was partially offset by an increase in gross profit from our Services segment of $1.5 million. The decrease in gross profit for our Manufacturing segment for the first half of 2013 compared to the first half of 2012 reflects the decrease in deliveries and the impact of $2.6 million related to the start-up of our Shoals facility and the idling of our Danville facility in the first half of 2013. The increase in gross profit for our Services segment for the first half of 2013 compared to the first half of 2012 reflects higher parts sales and an increase in higher margin program repairs. Our consolidated gross margin rate was 5.4% for the six months ended June 30, 2013 compared to 10.2% for the six months ended June 30, 2012.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2013 were $12.3 million compared to $16.3 million for the six months ended June 30, 2012, representing a decrease of $4.0 million. During the first half of 2013 we settled the Bral litigation (see note 14 to our condensed consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves. Selling, general and administrative expenses for the six months ended June 30, 2013 also included decreases in consulting costs. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2013 were $3.6 million compared to $2.9 million for the six months ended June 30, 2012. Services segment selling, general and administrative expenses for the six months ended June 30, 2013 were $1.8 million compared to $1.9 million for the six months ended June 30, 2012. Corporate selling, general and administrative expenses for the six months ended June 30, 2013 were $6.8 million compared to $11.6 million for the six months ended June 30, 2012, reflecting the reduction in the litigation reserve (partially offset by related legal expenses) and decreases in consulting costs. Corporate selling, general and administrative expenses for the six months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the six months ended June 30, 2013 were not material and represented recognition of deferred gains on sale and leaseback transactions in prior periods. Gain on sale of railcars available for lease for the six months ended June 30, 2012 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $10.4 million.

Operating (Loss) Income

Our consolidated operating loss for the six months ended June 30, 2013 was $5.0 million, compared to consolidated operating income of $25.4 million for the six months ended June 30, 2012. Operating income for the Manufacturing segment was $1.1 million for the six months ended June 30, 2013 compared to $37.9 million for the six months ended June 30, 2012. The reduction in operating income for the Manufacturing segment reflects the decrease in deliveries and the impact of $2.6 million related to the start-up of our Shoals facility and the idling of our Danville facility in the six months ended June 30, 2013. Services segment operating income was $2.9 million for the six months ended June 30, 2013 compared to $1.4 million for the six months ended June 30, 2012. The increase in Services segment operating income was primarily due to higher parts sales volume and higher volume of program repairs for the 2013 period compared to the 2012 period. Corporate costs were $9.0 million for the six months ended June 30, 2013 compared to $13.9 million for the six months ended June 30, 2012. The decrease in Corporate costs was primarily due to a reduction in the litigation reserve (partially offset by related legal expenses) and decreases in consulting costs. Corporate costs for the six months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Interest Expense

Interest expense was $0.2 million for each of the six months ended June 30, 2013 and 2012, and primarily related to commitment fees on our revolving credit facility and letter of credit fees.

Income Taxes

The income tax provision was $0.9 million for the six months ended June 30, 2013, compared to $9.9 million for the six months ended June 30, 2012. The addition of our Shoals facility changed the mix of income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax provision for the six months ended June 30, 2013 included a provision of $1.5 million resulting from applying these changes in effective state tax rates on our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision also includes the recognition of a valuation allowance of $2.5 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. These discrete tax provisions during the six months ended June 30, 2013 were partially offset by $0.9 million of discrete tax benefits recorded during the period associated with tax- deductible goodwill. Excluding these discrete items, our forecasted full-year effective tax rate applied against pre-tax income for the six months ended June 30, 2013 was 44.6%. The effective tax rate for the six months ended June 30, 2012 was 39.3% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent items.

Net (Loss) Income

As a result of the foregoing, net loss was $6.1 million for the six months ended June 30, 2013, reflecting a decrease of $21.4 million from net income of $15.3 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, our basic and diluted net loss per share was $0.51 on basic and diluted shares outstanding of 11,947,058. For the six months ended June 30, 2012, our basic and diluted net income per share was $1.28 on basic and diluted shares outstanding of 11,927,992 and 11,992,808 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2013 and 2012, were our cash and cash equivalent balances on hand, our securities held to maturity, our lease fleet and our revolving credit facility.

On July 26, 2013, we entered into a new $50.0 million senior secured revolving credit facility and cancelled our previous credit facility. The new revolving credit facility can be used for general corporate purposes, including working capital. As of August 9, 2013, we had no borrowings under the new revolving credit facility. The new revolving credit facility also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. We had no outstanding letters of credit under the new revolving credit facility as of August 9, 2013.

We entered into the new revolving credit facility pursuant to a Credit Agreement dated July 26, 2013 (the “Revolving Loan Agreement”) by and among FreightCar and certain of its subsidiaries as borrowers and guarantors (together with the Company, the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Loan Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and the our consolidated leverage ratio. Borrowings under the Revolving Loan Agreement are secured by a first priority perfected security interest in substantially all of our assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also agreed to pledge all of the equity interests in our direct and indirect domestic subsidiaries. The Revolving Loan Agreement has both affirmative and negative covenants, including, without limitation, a minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Revolving Loan Agreement also provides for customary events of default.

The Revolving Loan Agreement replaces our prior revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 among FreightCar and certain of its subsidiaries as borrowers (collectively, the “Borrowers”), and Fifth Third Bank, as lender (the “Prior Credit Agreement”), which was terminated and cancelled effective July 26, 2013 and otherwise would have matured on June 29, 2013. As of June 30, 2013 and December 31, 2012, we had no borrowings or outstanding letters of credit under the Prior Credit Agreement. As of June 30, 2013, we had borrowing capacity of $30.0 million under the Prior Credit Agreement and we were in compliance with all of the covenants contained in the agreement.

Our restricted cash balance was $3.6 million as of June 30, 2013 and $14.7 million as of December 31, 2012, and consisted of cash used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of June 30, 2013 are scheduled to expire at various dates through December 2015. We expect to establish restricted cash balances in future periods to minimize bank fees related to standby letters of credit while maximizing our ability to borrow under the revolving credit facility.

As of June 30, 2013, the value of leased railcars was $59.8 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

We made $61,000 in contributions to our defined benefit pension plans during the first six months of 2013 and expect to make approximately $0.8 million in total contributions to our defined benefit pension plans during 2013. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $2.5 million during the six months ended June, 2013. A substantial portion of our postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired settlement agreement but no agreements were reached. In July 2013, we provided notice of our intent to terminate, effective October 1, 2013, our contributions for medical coverage and life insurance benefits to those retirees who were receiving benefit contributions under the settlement agreement. On July 8, 2013, we filed a complaint seeking declaratory relief from the United States District Court for the Northern District of Illinois to confirm our right to reduce or terminate retiree medical coverage and life insurance benefits pursuant to our plans and, on July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (See Note 14 to the Condensed Consolidated Financial Statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. When we terminate, effective October 1, 2013 our contributions to fund our postretirement benefit plan, then we would make approximately $2.9 million in payments to the plan in 2013. We would have made approximately $4.9 million in payments to the plan in 2013 based on the expired settlement agreement. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$87,720	$10,232	$19,691	$17,693	$40,104
Material and component purchases	27,748	19,309	8,439	—	—

Total	$115,468	$29,541	$28,130	$17,693	$40,104

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.6 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2013 because the timing of the payout of these amounts cannot be determined.

We are also required to make minimum contributions to our pension plans and postretirement welfare plans as discussed above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(57,064)	$14,872
Investing activities	(6,934)	(7,820)
Financing activities	17,896	(1,480)

Total	$(46,102)	$5,572

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

Our net cash used in operating activities for the six months ended June 30, 2013 was $57.1 million compared to net cash provided by operating activities of $14.9 million for the six months ended June 30, 2012. Net cash used in operating activities for the six months ended June 30, 2013 included our net loss from operations and decreases in cash related to changes in accounts and contractual payables of $19.7 million, inventory on lease of $17.0 million, customer deposits of $12.6 million and inventory of $4.6 million. Net cash provided by operating activities for the six months ended June 30, 2012 included our income from operations and increases in cash due to changes in account and contractual payables of $9.2 million, deferred income taxes of $8.9 million and accounts receivable of $2.9 million, which were partially offset by the cost of inventory on lease of $23.1 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 was $6.9 million compared to $7.8 million for the six months ended June 30, 2012. Net cash used in investing activities for the six months ended June 30, 2013 included purchases of property, plant and equipment of $15.1 million and securities (net of maturities) of $3.0 million, which were partially offset by restricted cash withdrawals (net of deposits) of $11.1 million. Net cash used in investing activities for the six months ended June 30, 2012 included restricted cash deposits for collateralization of letters of credit of $15.5 million and purchases of property, plant and equipment of $3.2 million, which were partially offset by proceeds from the sale of railcars on operating leases of $10.4 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013 was $17.9 million compared to net cash used in financing activities of $1.5 million for the six month ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2013 included a $19.4 million customer advance for production of leased railcars for which revenue cannot be recognized until all contingencies have been met. The proceeds of the customer advance have been accounted for as a financing transaction per ASC 840, Leases. Financing activities for each of the six months ended June 30, 2013 and 2012, included $1.5 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $15.1 million in the six months ended June 30, 2013 compared to $3.2 million in the six months ended June 30, 2012. Capital expenditures for the six months ended June 30, 2013 were primarily purchases of equipment for our Shoals facility. Capital expenditures for the six months ended June 30, 2012 were primarily cash outlays to maintain our existing facilities. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $20.0 million for 2013, including capital expenditures for our Shoals facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2013, we had a $30.0 million senior secured revolving credit facility, which provided for financing of our working capital requirements and contained a sub-facility for letters of credit not to exceed $20.0 million. As of June 30, 2013, there were no borrowings or outstanding letters of credit under the revolving credit facility.

On July 26, 2013, we entered into a new $50.0 million senior secured revolving credit facility and cancelled our previous credit facility. The new revolving credit facility can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 8, 2013, we filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”). The case names as defendants the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Services Workers International Union, AFL-CIO, CLC (the “USW”), as well as approximately 650 individual Retiree Defendants (as defined in the Complaint), and has been assigned Case No. 1:13-cv-4889.

As described in the Complaint, pursuant to a prior settlement agreement among the Company, the USW and the Retiree Defendants, we agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of our employee welfare benefit plans. The settlement agreement expressly provided that, as of November 30, 2012, we could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for our contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. We engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. We are terminating, effective October 1, 2013, our contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and are seeking declaratory relief from the Illinois Court to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the prior settlement agreement.

On July 9, 2013, the USW and certain Retiree Defendants filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. The complaint filed with the Pennsylvania Court alleges that we do not have the right to terminate welfare benefits previously provided to the Retiree Defendants and requests, among other relief, entry of a judgment finding that the Retiree Defendants have a vested right to specified welfare benefits.

On July 26, 2013, the USW filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). Both the Illinois Court and the Pennsylvania Court have established briefing schedules relating to the respective motions to dismiss and/or transfer venue.

As noted in our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2012, we have recorded postretirement benefit plan obligations, a substantial portion of which relate to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 13 to the Condensed Consolidated Financial Statements).

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleged that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and sought damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3.9 million reduction in litigation reserves, which favorably impacted our results of operations for the six months ended June 30, 2013.

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

FREIGHTCAR AMERICA, INC.

Date: August 9, 2013	By:	/S/ EDWARD J. WHALEN
Edward J. Whalen, Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Operating Officer (Principal Financial Officer for the reporting period)

	By:	/S/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President, Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.