Form 10-Q
period 2013-09-30
FreightCar America, Inc.
filed 2013-11-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 7, 2013, there were 12,048,750 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$58,997	$98,509
Restricted cash and certificates of deposit	4,430	14,700
Marketable securities	38,993	41,978
Accounts receivable, net of allowance for doubtful accounts of $238 and $299, respectively	20,610	12,987
Inventories, net	66,884	73,842
Inventory on lease	16,955	—
Other current assets	6,533	7,130
Deferred income taxes, net	12,079	12,079

Total current assets	225,481	261,225
Property, plant and equipment, net	49,740	39,343
Railcars available for lease, net	36,370	43,435
Goodwill	22,128	22,128
Deferred income taxes, net	18,240	18,940
Other long-term assets	3,253	3,494

Total assets	$355,212	$388,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$20,888	$33,453
Accrued payroll and employee benefits	3,691	6,548
Accrued postretirement benefits	791	4,978
Accrued warranty	6,968	7,625
Customer deposits	7,162	36,087
Customer advance	19,180	—
Other current liabilities	9,016	7,885

Total current liabilities	67,696	96,576
Accrued pension costs	11,305	12,193
Accrued postretirement benefits, less current portion	67,557	64,322
Accrued taxes and other long-term liabilities	4,190	4,143

Total liabilities	150,748	177,234

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2013 and December 31, 2012	127	127
Additional paid in capital	98,842	100,402
Treasury stock, at cost, 685,302 and 752,167 shares at September 30, 2013 and December 31, 2012, respectively	(31,290)	(34,488)
Accumulated other comprehensive loss	(25,470)	(26,139)
Retained earnings	162,255	171,429

Total stockholders’ equity	204,464	211,331

Total liabilities and stockholders’ equity	$355,212	$388,565

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Revenues	$75,946	$160,598	$210,670	$560,870
Cost of sales	69,764	144,506	197,242	504,004

Gross profit	6,182	16,092	13,428	56,866
Selling, general and administrative expenses	7,691	8,230	19,971	24,565
Gain on sale of railcars available for lease	(563)	(14)	(590)	(976)

Operating (loss) income	(946)	7,876	(5,953)	33,277
Interest expense	(238)	(99)	(481)	(290)
Other income	15	—	59	5

(Loss) income before income taxes	(1,169)	7,777	(6,375)	32,992
Income tax (benefit) provision	(243)	3,020	633	12,938

Net (loss) income	$(926)	$4,757	$(7,008)	$20,054

Net (loss) income per common share – basic	$(0.08)	$0.40	$(0.59)	$1.68

Net (loss) income per common share – diluted	$(0.08)	$0.40	$(0.59)	$1.67

Weighted average common shares outstanding – basic	11,957,548	11,936,780	11,950,593	11,930,943

Weighted average common shares outstanding – diluted	11,957,548	11,943,558	11,950,593	11,976,272

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$(926)	$4,757	$(7,008)	$20,054

Other comprehensive income, net of tax:
Pension liability reclassified to net income (net of taxes of $46, $49, $138 and $145, respectively)	85	77	255	233
Postretirement liability reclassified to net income (net of taxes of $75, $59, $226 and $177, respectively)	138	95	414	284

Other comprehensive income	223	172	669	517

Comprehensive (loss) income	$(703)	$4,929	$(6,339)	$20,571

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$197,334

Net income	—	—	—	—	—	—	20,054	20,054
Other comprehensive income	—	—	—	—	—	517	—	517
Restricted stock awards	—	—	(1,446)	31,446	1,446	—	—	—
Employee restricted stock settlement	—	—	—	(2,166)	(48)	—	—	(48)
Stock-based compensation recognized	—	—	1,409	—	—	—	—	1,409
Cash dividends	—	—	—	—	—	—	(2,155)	(2,155)

Balance, September 30, 2012	12,731,678	$127	$100,167	(751,040)	$(34,506)	$(21,785)	$173,108	$217,111

Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331

Net loss	—	—	—	—	—	—	(7,008)	(7,008)
Other comprehensive income	—	—	—	—	—	669	—	669
Restricted stock awards	—	—	(3,327)	72,635	3,327	—	—	—
Employee restricted stock settlement	—	—	—	(2,794)	(65)	—	—	(65)
Forfeiture of restricted stock awards	—	—	64	(2,976)	(64)	—	—	—
Stock-based compensation recognized	—	—	1,703	—	—	—	—	1,703
Cash dividends	—	—	—	—	—	—	(2,166)	(2,166)

Balance, September 30, 2013	12,731,678	$127	$98,842	(685,302)	$(31,290)	$(25,470)	$162,255	$204,464

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(7,008)	$20,054
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	7,289	6,170
Gain on sale of railcars available for lease	(590)	(976)
Other non-cash items, net	108	770
Deferred income taxes	337	11,176
Stock-based compensation recognized	1,703	1,409
Changes in operating assets and liabilities:
Accounts receivable	(7,623)	(4,260)
Inventories	7,156	16,199
Inventory on lease	(16,955)	(7,248)
Other assets	614	(2,507)
Accounts and contractual payables	(12,710)	663
Accrued payroll and employee benefits	(2,857)	375
Income taxes receivable/payable	77	200
Accrued warranty	(657)	(85)
Customer deposits and other current liabilities	(27,418)	162
Deferred revenue, non-current	(39)	(206)
Accrued pension costs and accrued postretirement benefits	(1,171)	(3,368)

Net cash flows (used in) provided by operating activities	(59,744)	38,528

Cash flows from investing activities
Restricted cash deposits	(3,675)	(15,525)
Restricted cash withdrawals	14,240	1,810
Purchase of restricted certificates of deposit	(295)	—
Purchase of securities held to maturity	(38,976)	—
Proceeds from securities held to maturity	42,000	—
Proceeds from sale of property, plant and equipment and railcars available for lease	6,741	10,526
Purchases of property, plant and equipment	(16,282)	(6,334)

Net cash flows provided by (used in) investing activities	3,753	(9,523)

Cash flows from financing activities
Deferred financing costs	(138)	—
Employee restricted stock settlement	(65)	(48)
Cash dividends paid to stockholders	(2,166)	(2,155)
Customer advance for leased railcars delivered	19,400	—
Repayment of customer advance	(552)	—

Net cash flows provided by (used in) financing activities	16,479	(2,203)

Net (decrease) increase in cash and cash equivalents	(39,512)	26,802
Cash and cash equivalents at beginning of period	98,509	101,870

Cash and cash equivalents at end of period	$58,997	$128,672

Supplemental cash flow information:
Interest paid	$106	$209

Income taxes paid	$581	$2,658

Income tax refunds received	$—	$752

Lease incentive for leasehold improvements	$—	$624

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America, LLC (“JA LLC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC (“FCR”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Rail Management Services, LLC (“FCRMS”), FreightCar Short Line, Inc. (“Short Line”) and FreightCar Alabama, LLC (“FCAL”) (herein collectively referred to as the “Company”), and manufactures freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance, repairs and management. The Company designs and builds coal cars, bulk commodity cars, flat cars, mill gondola cars, intermodal cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Clinton, Indiana; Cherokee, Alabama; Danville, Illinois; Lakewood, Colorado; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2012 year-end balance sheet data was derived from the audited financial statements as of December 31, 2012. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Manufacturing	$66,943	$152,486	$181,722	$534,706
Services	9,003	8,112	28,948	26,164

Consolidated revenues	$75,946	$160,598	$210,670	$560,870

Operating (loss) income:
Manufacturing	$4,298	$13,880	$5,376	$51,746
Services	706	595	3,607	2,050
Corporate	(5,950)	(6,599)	(14,936)	(20,519)

Consolidated operating (loss) income	(946)	7,876	(5,953)	33,277
Consolidated interest expense and deferred financing costs	(238)	(99)	(481)	(290)
Consolidated other income	15	—	59	5

Consolidated (loss) income before income taxes	$(1,169)	$7,777	$(6,375)	$32,992

Depreciation and amortization:
Manufacturing	$1,790	$1,140	$4,614	$3,590
Services	520	525	1,561	1,570
Corporate	396	340	1,114	1,010

Consolidated depreciation and amortization	$2,706	$2,005	$7,289	$6,170

Capital expenditures:
Manufacturing	$829	$2,854	$14,960	$4,642
Services	88	250	287	1,255
Corporate	311	73	1,035	437

Consolidated capital expenditures	$1,228	$3,177	$16,282	$6,334

	September 30, 2013	December 31, 2012
Assets:
Manufacturing	$183,746	$165,090
Services	26,645	24,230
Corporate	113,506	167,266

Total operating assets	323,897	356,586
Consolidated income taxes receivable	996	960
Consolidated deferred income taxes, current	12,079	12,079
Consolidated deferred income taxes, long-term	18,240	18,940

Consolidated assets	$355,212	$388,565

Note 5 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of September 30, 2013 have remaining maturities of up to 11 months.

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$49	$—	$—	$49
Restricted certificates of deposit	$295	$—	$—	$295
U.S. Treasury securities held to maturity	$38,993	$—	$—	$38,993

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$11,933	$—	$—	$11,933
U.S. Treasury securities held to maturity	$41,978	$—	$—	$41,978

Note 6 – Inventories

Inventories are stated at the lower of first-in, first-out cost or market and include material, labor and manufacturing overhead. Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30, 2013	December 31, 2012
Work in progress	$55,882	$68,171
Finished new railcars	4,144	—
Used railcars acquired upon trade-in	105	105
Parts and service inventory	6,753	5,566

Total inventories	$66,884	$73,842

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,367 and $1,565 relating to excess or obsolete inventory at September 30, 2013 and December 31, 2012, respectively.

Note 7 – Leased Railcars

Leased railcars at September 30, 2013 included Railcars available for lease, net classified as long-term assets of $36,370 (cost of $41,389 and accumulated depreciation of $5,019) and Inventory on lease of $16,955. Customer advance at September 30, 2013 included a customer advance of $19,400 for leased railcars delivered for which revenue cannot be recognized until all contingencies have been met. The proceeds of the customer advance have been accounted for as a financing transaction per ASC 840, Leases. The customer advance has been reduced by aggregate payments of $552 made since the inception of the lease and increased by imputed interest of $332. Leased railcars at December 31, 2012 included Railcars available for lease, net classified as long-term assets of $43,435 (cost of $48,234 and accumulated depreciation of $4,799). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of September 30, 2013 and December 31, 2012.

Leased railcars at September 30, 2013 are subject to lease agreements with external customers with remaining terms of up to eight years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at September 30, 2013 are as follows:

Three months ending December 31, 2013	$1,389
Year ending December 31, 2014	3,985
Year ending December 31, 2015	1,313
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,256
Thereafter	2,045

$11,244

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2013	December 31, 2012
Buildings and improvements	$25,271	$25,192
Machinery and equipment	52,717	36,672
Software	8,884	8,383
Leasehold improvements	5,350	5,350

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	92,222	75,597
Less: Accumulated depreciation and amortization	(45,088)	(39,269)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	47,134	36,328
Land (including easements)	2,203	2,203
Construction in process	403	812

Total property, plant and equipment, net	$49,740	$39,343

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
Patents	$13,097	$13,097
Accumulated amortization	(11,409)	(10,966)

Patents, net of accumulated amortization	1,688	2,131

Customer-related intangibles	1,300	1,300
Accumulated amortization	(325)	(213)

Customer-related intangibles, net of accumulated amortization	975	1,087

Total amortizing intangibles	$2,663	$3,218

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is 4 years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended September 30, 2013 and 2012, and $443 for each of the nine months ended September 30, 2013 and 2012. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 17 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $37 for each of the three months ended September 30, 2013 and 2012, and $111 for each of the nine months ended September 30, 2013 and 2012.

The estimated future intangible amortization at September 30, 2013 is as follows:

Three months ending December 31, 2013	$184
Year ending December 31, 2014	744
Year ending December 31, 2015	720
Year ending December 31, 2016	476
Year ending December 31, 2017	108
Thereafter	431

$2,663

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. During the quarter ended September 30, 2013, the Company performed its annual assessment and concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the testing date.

Management determines the fair value of the reporting units using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three and nine months ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$6,776	$7,773	$7,625	$7,795
Provision for warranties issued during the period	73	378	372	2,216
Reductions for payments, cost of repairs and other	(271)	(192)	(764)	(410)
Adjustments to prior warranties	390	(249)	(265)	(1,891)

Balance at the end of the period	$6,968	$7,710	$6,968	$7,710

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Revolving Credit Facility

The Company entered into a new $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together the “Borrowers”), and Bank of America, N.A., as lender, and cancelled its previous credit facility. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2013, the Company had no borrowings under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of September 30, 2013, the Company had $795 in outstanding letters of credit under the Revolving Credit Facility and therefore had $49,205 available under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Company’s assets excluding railcars held by its railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum consolidated net liquidity requirement of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

The Revolving Credit Facility replaces the Company’s prior revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 among FreightCar and certain of its subsidiaries, as borrowers, and Fifth Third Bank, as lender (the “Prior Credit Agreement”), which was terminated and cancelled effective July 26, 2013.

As of December 31, 2012, the Company had no borrowings under the prior credit facility and therefore had $30,000 available under the Prior Credit Agreement. The Company had no outstanding letters of credit under the Prior Credit Agreement as of December 31, 2012.

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

Total stock-based compensation for the three months ended September 30, 2013 and 2012, was $629 and $457, respectively. Total stock-based compensation for the nine months ended September 30, 2013 and 2012, was $1,703 and $1,409, respectively.

As of September 30, 2013, there was $2,721 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 31 months.

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. In July 2013, the Company provided notice of its intent to terminate, its contributions for medical coverage and life insurance benefits to affected retirees. On July 8, 2013, the Company filed a complaint seeking declaratory relief from the United States District Court for the Northern District of Illinois to confirm its rights to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement, and on July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 14). The outcome of the pending litigation and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974 (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension Benefits
Interest cost	$632	$725	$1,896	$2,175
Expected return on plan assets	(887)	(862)	(2,661)	(2,586)
Amortization of unrecognized net loss	131	126	393	378

	$(124)	$(11)	$(372)	$(33)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Postretirement Benefit Plan
Service cost	$18	$16	$54	$48
Interest cost	657	755	1,971	2,265
Amortization of prior service cost	60	60	180	180
Amortization of unrecognized net loss	153	94	460	281

	$888	$925	$2,665	$2,774

Amortization of unrecognized net loss for the Company’s defined benefit pension plans was reclassified to income, from accumulated other comprehensive income, of which $118 and $13 was recognized in cost of sales and selling, general and administrative expenses, respectively for the three months ended September 30, 2013, and $77 and $49 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended September 30, 2012. Amortization of unrecognized net loss for the Company’s defined benefit pension plans was reclassified to income, from accumulated other comprehensive income, of which $354 and $39 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2013 and $231 and $147 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2012. The Company made contributions to the Company’s defined benefit pension plans of $61 and $513 for the three months ended September 30, 2013 and 2012, respectively, and $122 and $2,069 for the nine months ended September 30, 2013 and 2012, respectively. The Company expects to make $759 in contributions to its pension plans in 2013 to meet its minimum funding requirements.

Amortization of prior service cost for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $57 and $3 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended September 30, 2013 and $56 and $4 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended September 30, 2012. Amortization of unrecognized net loss for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $145 and $8 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended September 30, 2013 and $88 and $6 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the three months ended September 30, 2012. Amortization of prior service cost for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $171 and $9 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2013 and $169 and $11 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2012. Amortization of unrecognized net loss for the Company’s postretirement benefit plan was reclassified to income, from accumulated other comprehensive income, of which $437 and $23 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2013 and $264 and $17 was recognized in cost of sales and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2012. The Company made payments to the Company’s postretirement benefit plan of approximately $508 and $1,188 for the three months ended September 30, 2013 and 2012, respectively, and $2,977 and $3,719 for the nine months ended September 30, 2013 and 2012, respectively. When the Company terminates, effective November 1, 2013, its contributions to fund its postretirement benefit plan, then the Company would make approximately $3,453 in payments to the plan in 2013. The Company would have made approximately $4,946 in payments to the plan in 2013 based on the 2005 Settlement Agreement.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $310 and $402 for the three months ended September 30, 2013 and 2012, respectively, and $1,190 and $1,369 for the nine months ended September 30, 2013 and 2012, respectively.

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

As described in the Complaint, pursuant to the 2005 Settlement Agreement among the Company, the USW and the Retiree Defendants, the Company agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of the Company’s employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, the Company could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for the Company’s contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. The Company engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. The Company terminated, effective November 1, 2013, its contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and is seeking declaratory relief from the Illinois Court to confirm its rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

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

On July 26, 2013, the USW filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). Both the Illinois Court and the Pennsylvania Court have established briefing schedules and the parties have filed briefs relating to the respective motions to dismiss and/or transfer venue. Neither the Illinois Court nor the Pennsylvania Court have ruled on such motions.

On September 5, 2013, the USW and certain putative class representatives filed a Plaintiffs’ Motion for Temporary Restraining Order and Preliminary Injunction (the “TRO Motion”) with the Pennsylvania Court. In the TRO Motion, the plaintiffs requested that the Pennsylvania Court enter an injunction requiring the Company to continue to make monthly contributions at the same rate established by the 2005 Settlement Agreement until the parties’ dispute is fully adjudicated on the merits. On September 18, 2013, the Company filed its response in opposition to the TRO Motion.

On September 20, 2013, the parties filed stipulations with both the Illinois Court and the Pennsylvania Court mutually consenting to a stay of both actions until October 25, 2013, during which period the parties agreed to engage in private mediation relating to the dispute that is the subject of both actions. On October 25, 2013, the parties notified the Illinois Court and the Pennsylvania Court that a consensual resolution of the dispute was not achieved via mediation. Accordingly, both the Illinois Court and the Pennsylvania Court lifted their stays of the actions pending before them.

As noted in the Company’s audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, the Company has recorded postretirement benefit plan obligations, a substantial portion of which relates to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 13).

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleged that the Company breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and sought damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3,884 reduction in litigation reserves, which favorably impacted the Company’s results of operations for the nine months ended September 30, 2013.

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

Future minimum lease payments at September 30, 2013 are as follows:

Three months ending December 31, 2013	$2,569
Year ending December 31, 2014	10,290
Year ending December 31, 2015	10,007
Year ending December 31, 2016	9,074
Year ending December 31, 2017	8,772
Thereafter	44,534

$85,246

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended September 30, 2013 and 2012, was approximately $2,334 and $808, respectively. Total rental expense for the nine months ended September 30, 2013 and 2012, was approximately $6,551 and $2,398, respectively.

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At September 30, 2013, the Company had purchase commitments under these agreements of $8,243 for the three months ending December 31, 2013 and $17,312 for the year ending December 31, 2014.

Note 16 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	11,957,548	11,936,780	11,950,593	11,930,943
Dilutive effect of employee stock options and nonvested share awards	—	6,778	—	45,329

Weighted average diluted common shares outstanding	11,957,548	11,943,558	11,950,593	11,976,272

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for the three and nine months ended September 30, 2013, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the three and nine months ended September 30, 2012, there were 586,448 and 363,694 share-based payment awards, respectively, that were anti-dilutive and not included in the above calculation.

Note 17 – Income Taxes

The income tax provision was $633 for the nine months ended September 30, 2013, compared to $12,938 for the nine months ended September 30, 2012. The addition of the Company’s Shoals facility changed the mix of projected income from states in which it operates, resulting in changes to the Company’s estimated state tax apportionment and effective state tax rates. The income tax provision for the nine months ended September 30, 2013 included a provision of $1,538 resulting from applying these changes in effective state tax rates on the Company’s deferred tax balances. Additionally, projected taxable income in certain states in which the Company operates may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision also includes the recognition of a valuation allowance of $2,503 against deferred tax assets related to net operating loss carryforwards in certain states in which the Company operates. These discrete tax provisions during the nine months ended September 30, 2013 were partially offset by $891 of discrete tax benefits recorded during the period associated with tax-deductible goodwill. Excluding these discrete items, the Company’s forecasted full-year effective tax rate applied against pre-tax income for the nine months ended September 30, 2013 was 40.1%. The effective tax rate for the nine months ended September 30, 2012 was 39.2% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent items.

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

Total orders for railcars in the third quarter of 2013 were 6,001 units, consisting of 1,714 new railcars, 75 leased railcars and 4,212 rebuilt railcars, compared to 693 units, all of which were new railcars, ordered in the second quarter of 2013 and 225 units, all of which were new railcars, ordered in the third quarter of 2012. Railcar deliveries totaled 937 units, consisting of 194 new railcars and 743 rebuilt railcars, in the third quarter of 2013, compared to 710 units, consisting of 160 new railcars, 200 leased railcars and 350 rebuilt railcars, in the second quarter of 2013, and 1,618 units, consisting of 998 new railcars and 620 rebuilt railcars, in the third quarter of 2012. Total backlog of unfilled orders was 7,129 units, consisting of 2,560 new railcars, 75 leased railcars and 4,494 rebuilt railcars, at September 30, 2013, compared to 2,881 units, consisting of 981 new railcars and 1,900 rebuilt railcars, at December 31, 2012.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Revenues

Our consolidated revenues for the three months ended September 30, 2013 were $75.9 million compared to $160.6 million for the three months ended September 30, 2012. Manufacturing segment revenues for the three months ended September 30, 2013 were $66.9 million compared to $152.5 million for the three months ended September 30, 2012. The decrease in Manufacturing segment revenues for the 2013 period compared to the 2012 period reflects the decrease in the number of railcars delivered and a product mix with a greater number of rebuilt railcars. Services segment revenues for the three months ended September 30, 2013 were $9.0 million compared to $8.1 million for the three months ended September 30, 2012. The increase in Services segment revenues for the 2013 period compared to the 2012 period reflects higher repair volumes, partially offset by lower parts sales revenue.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2013 was $6.2 million compared to $16.1 million for the three months ended September 30, 2012, representing a decrease of $9.9 million. The decrease in our consolidated gross profit for the third quarter of 2013 compared to the third quarter of 2012 reflects a decrease in gross profit from our Manufacturing segment of $10.1 million. The decrease in gross profit for our Manufacturing segment for the third quarter of 2013 compared to the third quarter of 2012 reflects the decrease in deliveries and the impact of $3.3 million related to the start-up of our Shoals facility and carrying costs associated with our idled Danville facility incurred during the third quarter of 2013. Gross profit from our Services segment of $1.6 million for the third quarter of 2013 was flat compared to gross profit from our Services segment for the third quarter of 2012. Our consolidated gross margin rate was 8.1% for the three months ended September 30, 2013 compared to 10.0% for the three months ended September 30, 2012.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2013 were $7.7 million compared to $8.2 million for the three months ended September 30, 2012, representing a decrease of $0.5 million. Incentive compensation and consulting costs decreased by $2.3 million and were partially offset by Shoals start-up costs, higher legal fees associated with the postemployment benefit plan dispute (see Note 14 to our condensed consolidated financial statements) and higher costs related to the development of new products in the third quarter of 2013. Manufacturing segment selling, general and administrative expenses for each of the three months ended September 30, 2013 and 2012 were $1.9 million. Services segment selling, general and administrative expenses for the three months ended September 30, 2013 were $0.9 million compared to $1.0 million for the three months ended September 30, 2012. Corporate selling, general and administrative expenses for the three months ended September 30, 2013 were $4.8 million compared to $5.4 million for the three months ended September 30, 2012. Corporate incentive compensation and consulting cost decreases were partially offset by higher legal fees associated with the postemployment benefit plan dispute and higher costs related to the development of new products in the third quarter of 2013. Corporate selling, general and administrative expenses for the three months ended September 30, 2013 included $0.4 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended September 30, 2013 was $0.6 million and primarily represented the gain on sale of leased railcars with a net book value of $6.2 million.

Operating (Loss) Income

Our consolidated operating loss for the three months ended September 30, 2013 was $0.9 million, compared to operating income of $7.9 million for the three months ended September 30, 2012. Operating income for the Manufacturing segment was $4.3 million for the three months ended September 30, 2013 compared to operating income of $13.9 million for the three months ended September 30, 2012. The reduction in operating income for the Manufacturing segment reflects the decrease in deliveries and the impact of $3.3 million related to the start-up of our Shoals facility and the carrying costs associated with our idled Danville facility incurred during the third quarter of 2013. Services segment operating income was $0.7 million for the three months ended September 30, 2013 compared to $0.6 million for the three months ended September 30, 2012. The increase in Services segment operating income was primarily due to higher volume of repairs for the 2013 period compared to the 2012 period, partially offset by lower parts sales volume. Corporate costs were $6.0 million for the three months ended September 30, 2013 compared to $6.6 million for the three months ended September 30, 2012. Corporate incentive compensation and consulting cost decreases were partially offset by higher legal fees associated with the postemployment benefit plan dispute and higher costs related to the development of new products in the current quarter. Corporate costs for the three months ended September 30, 2013 included $0.4 million related to the start-up of our Shoals facility.

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2013 compared to $0.1 million for the three months ended September 30, 2012. In addition to commitment fees on our revolving credit facility and letter of credit fees, the 2013 period include non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been met.

Income Taxes

The income tax benefit was $0.2 million for the three months ended September 30, 2013, compared to an income tax provision of $3.0 million for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was 20.8% compared to an effective tax rate of 38.8% for the three months ended September 30, 2012. The income tax benefit for the three months ended September 30, 2013 includes the impact of applying the slight change in the Company’s full year forecasted effective tax rate since the end of the previous quarter to the pre-tax loss recorded in the first half of the 2013. The effective tax rate for the three months ended September 30, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent adjustments.

Net (Loss) Income

As a result of the foregoing, the net loss was $0.9 million for the three months ended September 30, 2013, reflecting a decrease of $5.7 million from net income of $4.8 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, our basic and diluted net loss per share was $0.08 on basic and diluted shares outstanding of 11,957,548. For the three months ended September 30, 2012, our basic and diluted net income per share was $0.40, on basic and diluted shares outstanding of 11,936,780 and 11,943,558, respectively.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Revenues

Our consolidated revenues for the nine months ended September 30, 2013 were $210.7 million compared to $560.9 million for the nine months ended September 30, 2012. Manufacturing segment revenues for the first nine months of 2013 were $181.7 million compared to $534.7 million for the first nine months of 2012. The decrease in Manufacturing segment revenues for the 2013 period compared to the 2012 period reflects the decrease in the number of railcars delivered and a product mix with a greater number of rebuilt railcars. Our Manufacturing segment delivered 2,720 units, consisting of 802 new railcars, 200 leased railcars and 1,718 rebuilt railcars, in the first nine months of 2013, compared to 7,017 units, consisting of 4,959 new railcars, 441 used railcars sold, 997 leased railcars and 620 rebuilt railcars, in the first nine months of 2012. Manufacturing segment revenues for the first nine months of 2012 also included the sale of 128 leased railcars that were delivered in the prior year. Services segment revenues for the nine months ended September 30, 2013 were $28.9 million compared to $26.2 million for the nine months ended September 30, 2012. The increase in Services segment revenues for the 2013 period compared to the 2012 period reflects higher parts sales revenue and higher repair volumes.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2013 was $13.4 million compared to $56.9 million for the nine months ended September 30, 2012, representing a decrease of $43.5 million. The decrease in our consolidated gross profit for the first nine months of 2013 compared to the first nine months of 2012 reflects a decrease in gross profit from our Manufacturing segment of $45.3 million, which was partially offset by an increase in gross profit from our Services segment of $1.6 million. The decrease in gross profit for our Manufacturing segment for the first nine months of 2013 compared to the nine months of 2012 reflects the decrease in deliveries and the impact of $5.8 million related to the start-up of our Shoals facility and the carrying costs associated with our idled Danville facility in the first nine months of 2013. The increase in gross profit for our Services segment for the first nine months of 2013 compared to the first nine months of 2012 reflects higher parts sales and an increase in higher margin program repairs. Our consolidated gross margin rate was 6.4% for the nine months ended September 30, 2013 compared to 10.1% for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2013 were $20.0 million compared to $24.6 million for the nine months ended September 30, 2013, representing a decrease of $4.6 million. During the nine months ended September 30, 2013, we settled the Bral litigation (see Note 14 to our condensed consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves. Incentive compensation and consulting costs for the nine months ended September 30, 2013 also decreased by $4.0 million but were partially offset by Shoals start-up costs, higher legal fees associated with the postemployment benefit plan dispute (see Note 14 to our condensed consolidated financial statements) and higher costs related to the development of new products. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2013 were $5.5 million compared to $4.8 million for the nine months ended September 30, 2012. Services segment selling, general and administrative expenses for the nine months ended September 30, 2013 were $2.8 million compared to $2.7 million for the nine months ended September 30, 2012. Corporate selling, general and administrative expenses for the nine months ended September 30, 2013 were $11.7 million compared to $17.0 million for the nine months ended September 30, 2012, reflecting the reduction in the litigation reserve and decreases in incentive compensation and consulting, costs which were partially offset by higher legal fees associated with the postemployment benefit plan dispute and higher costs related to the development of new products. Corporate selling, general and administrative expenses for the nine months ended September 30, 2013 included $1.2 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the nine months ended September 30, 2013 was $0.6 million and primarily represented the gain on sale of leased railcars with a net book value of $6.2 million. Gain on sale of railcars available for lease for the nine months ended September 30, 2012 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $10.4 million.

Operating (Loss) Income

Our consolidated operating loss for the nine months ended September 30, 2013 was $6.0 million, compared to consolidated operating income of $33.3 million for the nine months ended September 30, 2012. Operating income for the Manufacturing segment was $5.4 million for the nine months ended September 30, 2013 compared to $51.7 million for the nine months ended September 30, 2012. The reduction in operating income for the Manufacturing segment reflects the decrease in deliveries and the impact of $5.9 million related to the start-up of our Shoals facility and the carrying costs associated with our idled Danville facility incurred during the nine months ended September 30, 2013. Services segment operating income was $3.6 million for the nine months ended September 30, 2013 compared to $2.1 million for the nine months ended September 30, 2012. The increase in Services segment operating income was primarily due to higher parts sales volume and higher volume of program repairs for the 2013 period compared to the 2012 period. Corporate costs were $14.9 million for the nine months ended September 30, 2013 compared to $20.5 million for the nine months ended September 30, 2012. The decrease in Corporate costs was primarily due to the reduction in the litigation reserve and decreases in incentive compensation and consulting costs which were partially offset by higher legal fees associated with the postemployment benefit plan dispute and higher costs related to the development of new products. Corporate costs for the nine months ended September 30, 2013 included $1.2 million related to the start-up of our Shoals facility.

Interest Expense

Interest expense was $0.5 million for the nine months ended September 30, 2013 compared to $0.3 million for the nine months ended September 30, 2012. In addition to commitment fees on our revolving credit facility and letter of credit fees, the 2013 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been met.

Income Taxes

The income tax provision was $0.6 million for the nine months ended September 30, 2013, compared to $12.9 million for the nine months ended September 30, 2012. The addition of our Shoals facility changed the mix of projected income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax provision for the nine months ended September 30, 2013 included a provision of $1.5 million resulting from applying these changes in effective state tax rates on our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision also includes the recognition of a valuation allowance of $2.5 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. These discrete tax provisions during the nine months ended September 30, 2013 were partially offset by $0.9 million of discrete tax benefits recorded during the period associated with tax-deductible goodwill. Excluding these discrete items, our forecasted full-year effective tax rate applied against pre-tax income for the nine months ended September 30, 2013 was 40.1%. The effective tax rate for the nine months ended September 30, 2012 was 39.2% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 4.6% blended state tax rate and other permanent items.

Net (Loss) Income

As a result of the foregoing, net loss was $7.0 million for the nine months ended September 30, 2013, reflecting a decrease of $27.1 million from net income of $20.1 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our basic and diluted net loss per share was $0.59 on basic and diluted shares outstanding of 11,950,593. For the nine months ended September 30, 2012, our basic and diluted net income per share was $1.68 and $1.67, respectively on basic and diluted shares outstanding of 11,930,943 and 11,976,272 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2013 and 2012, were our cash and cash equivalent balances on hand, our securities held to maturity, our lease fleet and our revolving credit facility.

We entered into a new $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, and cancelled our previous credit facility. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2013, we had no borrowings under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of September 30, 2013, we had $0.8 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $49.2 million available under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and the our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

The Revolving Credit Facility replaces our prior revolving credit facility pursuant to a Loan and Security Agreement dated as of July 29, 2010 among FreightCar and certain of its subsidiaries, as borrowers, and Fifth Third Bank, as lender (the “Prior Credit Agreement”), which was terminated and cancelled effective July 26, 2013 and otherwise would have matured on July 29, 2013. As of December 31, 2012, we had no borrowings or outstanding letters of credit under the Prior Credit Agreement.

Our restricted cash balance was $4.1 million as of September 30, 2013 and $14.7 million as of December 31, 2012, and consisted of cash used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of September 30, 2013 compared to December 31, 2012 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of September 30, 2013 are scheduled to expire at various dates through October 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of September 30, 2013, the book value of leased railcars was $53.3 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2012, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $65.0 million and $69.3 million, respectively, which exceeded the fair value of plan assets by $12.2 million and $69.3 million, respectively. We made $0.1 million in contributions to our defined benefit pension plans during the first nine months of 2013 and expect to make approximately $0.8 million in total contributions to our defined benefit pension plans during 2013. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $3.0 million during the nine months ended September 30, 2013. A substantial portion of our postretirement benefit plan obligation relates to a settlement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. The Company terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees. On July 8, 2013, we filed a complaint seeking declaratory relief from the United States District Court for the Northern District of Illinois to confirm our right to reduce or terminate retiree medical coverage and life insurance benefits pursuant to our plans that were the subject of the 2005 Settlement Agreement and, on July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 14 to the Condensed Consolidated Financial Statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. When we terminate, effective November 1, 2013 our contributions to fund our postretirement benefit plan, then we would make approximately $3.5 million in payments to the plan in 2013. We would have made approximately $4.9 million in payments to the plan in 2013 based on the expired 2005 Settlement Agreement. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$85,246	$10,273	$19,415	$17,659	$37,899
Material and component purchases	25,555	21,227	4,328	—	—

Total	$110,801	$31,500	$23,743	$17,659	$37,899

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.6 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2013 because the timing of the payout of these amounts cannot be determined.

We are also required to make minimum contributions to our pension plans and postretirement welfare plans as discussed above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(59,744)	$38,528
Investing activities	3,753	(9,523)
Financing activities	16,479	(2,203)

Total	$(39,512)	$26,802

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, consisting on average of 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation. Cash flows from operating activities are also affected by customer deposits for production of railcars whereby we receive payments before railcars are produced.

Our net cash used in operating activities for the nine months ended September 30, 2013 was $59.7 million compared to net cash provided by operating activities of $38.5 million for the nine months ended September 30, 2012. Net cash used in operating activities for the nine months ended September 30, 2013 included decreases in cash related to changes in accounts receivable of $7.6 million, inventory on lease of $17.0 million, accounts and contractual payables of $12.7 million and customer deposits of $27.4 million, which were partially offset by increases in cash related to changes in inventory of $7.2 million. Net cash provided by operating activities for the nine months ended September 30, 2012 included our income from operations and increases in cash due to changes in inventory of $16.2 million, which were partially offset by decreases in cash due to changes in accounts receivable of $4.3 million and the cost of inventory on lease of $7.2 million.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2013 was $3.8 million compared to net cash used in investing activities of $9.5 million for the nine months ended September 30, 2012. Net cash provided by investing activities for the nine months ended September 30, 2013 included maturities of securities (net of purchases) of $3.0 million, restricted cash withdrawals (net of deposits) of $10.6 million related to decreases in collateralization obligations with respect to letters of credit for performance guarantees and proceeds from the sale of railcars available for lease of $6.7, million which were partially offset by purchases of restricted certificates of deposit of $0.3 million and purchases of property, plant and equipment of $16.3 million. Net cash used in investing activities for the nine months ended September 30, 2012 included restricted cash deposits for collateralization of letters of credit of $15.5 million and purchases of property, plant and equipment of $6.3 million, which were partially offset by proceeds from the sale of railcars on operating leases of $10.4 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2013 was $16.5 million compared to net cash used in financing activities of $2.2 million for the nine months ended September 30, 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 included proceeds of a $19.4 million customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been met, partially offset by advance repayments of $0.6 million. The proceeds of the customer advance have been accounted for as a financing transaction per ASC 840, Leases. Financing activities for each of the nine months ended September 30, 2013 and 2012, included $2.2 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $16.3 million in the nine months ended September 30, 2013 compared to $6.3 million in the nine months ended September 30, 2012. Capital expenditures for the nine months ended September 30, 2013 were primarily purchases of equipment for our Shoals facility. Capital expenditures for the nine months ended September 30, 2012 were primarily cash outlays to maintain our existing facilities. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $20.0 million for 2013, including capital expenditures for our Shoals facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

On July 26, 2013, we entered into a new $50.0 million senior secured revolving credit facility and cancelled our previous credit facility. The new revolving credit facility can be used for general corporate purposes, including working capital. As of September 30, 2013, we had no borrowings and $0.8 million in outstanding letters of credit under the new revolving credit facility and therefore had $49.2 million available under the revolving credit facility. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings.

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

As described in the Complaint, pursuant to the 2005 Settlement Agreement among the Company, the USW and the Retiree Defendants, we agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of our employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, we could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for our contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. We engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. We are terminating, effective November 1, 2013, our contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and are seeking declaratory relief from the Illinois Court to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

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

On July 26, 2013, the USW filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). Both the Illinois Court and the Pennsylvania Court have established briefing schedules and the parties have filed briefs relating to the respective motions to dismiss and/or transfer venue. Neither the Illinois Court nor the Pennsylvania Court have ruled on such motions.

On September 5, 2013, the USW and certain putative class representatives filed a Plaintiffs’ Motion for Temporary Restraining Order and Preliminary Injunction (the “TRO Motion”) with the Pennsylvania Court. In the TRO Motion, the plaintiffs requested that the Pennsylvania Court enter an injunction requiring us to continue to make monthly contributions at the same rate established by the 2005 Settlement Agreement until the parties’ dispute is fully adjudicated on the merits. On September 18, 2013, we filed our response in opposition to the TRO Motion.

On September 20, 2013, the parties filed stipulations with both the Illinois Court and the Pennsylvania Court mutually consenting to a stay of both actions until October 25, 2013, during which period the parties agreed to engage in private mediation relating to the dispute that is the subject of both actions. On October 25, 2013, the parties notified the Illinois Court and the Pennsylvania Court that a consensual resolution of the dispute was not achieved via mediation. Accordingly, both the Illinois Court and the Pennsylvania Court lifted their stays of the actions pending before them.

As noted in our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2012, we have recorded postretirement benefit plan obligations, a substantial portion of which relate to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 13 to the Condensed Consolidated Financial Statements).

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleged that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc. (“CMN”) and sought damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3.9 million reduction in litigation reserves, which favorably impacted our results of operations for the nine months ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: November 8, 2013	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer

	By:	/s/ CHARLES F. AVERY, JR.
Charles F. Avery, Jr., Vice President, Finance, Chief Financial Officer and Treasurer

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President, Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document