Form 10-K
period 2013-12-31
FreightCar America, Inc.
filed 2014-03-14
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 was $197.3 million, based on the closing price of $16.99 per share on the Nasdaq Global Market.

As of March 5, 2014, there were 12,055,978 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2013.	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

We and our predecessors have been manufacturing railcars since 1901. We are the leading manufacturer of aluminum-bodied railcars in North America, based on the number of railcars delivered. We have historically specialized in the production of coal cars, which represented 68% of our deliveries of railcars in 2013 and 91% of our deliveries of railcars in 2012. Our BethGon® railcar has been the leading aluminum-bodied coal car sold in North America for over 20 years. Over the last 25 years, we believe we have built and introduced more types of coal cars than all other manufacturers in North America combined. The balance of our production consisted of a broad spectrum of railcar types that transport non-liquid commodities and products.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. The Shoals facility, our new state-of-the-art production facility, was designed to efficiently build a wide variety of railcar types. Based on our backlog for coal car orders as of December 31, 2013 our Danville facility is idle but remains available to resume operations if more coal car production capacity is needed. The Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. In addition, the facility layout, automated production equipment, proximity to key suppliers and new supply agreements will increase our flexibility and make us more competitive in the marketplace.

We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. FreightCar Rail Services, LLC (“FCRS”) provides railcar repair and maintenance and inspections for all types of freight railcars. FCRS has repair and maintenance and inspection facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. As part of our strategic initiative to improve the contribution of our services business to our results of operations, we evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013. As a result of this analysis we decided to close our underperforming maintenance and repair shop in Clinton, Indiana. We also lease freight cars through our JAIX Leasing Company subsidiary.

Our primary customers are railroads, financial institutions and shippers, which represented 84%, 4% and 2%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2013. In the year ended December 31, 2013, we delivered 3,821 railcars, including 2,589 coal cars. Our total backlog of firm orders for railcars increased from 2,881 railcars as of December 31, 2012 to 6,826 railcars as of December 31, 2013. Our backlog as of December 31, 2013 includes a variety of railcar types and 45% of our backlog at December 31, 2013 consisted of orders for non-coal cars. The estimated sales value of the backlog is $198 million and $492 million, respectively, as of December 31, 2012 and 2013. We offer railcar leasing and refurbishment alternatives to our customers, an approach designed to enhance our position as a full service provider to the railcar industry. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future.

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

OUR PRODUCTS AND SERVICES

We design and manufacture aluminum-bodied and steel-bodied railcars that transport a variety of different non-liquid products. The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We also provide general railcar repair and maintenance and inspections for all types of freight-carrying railcars. Many of our railcars are produced using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity, but weighs significantly less than traditional multiple-piece center sills. In addition to railcars designed for use in North America, we have manufactured railcars for export to Latin America and the Middle East. Railroads outside of North America are constructed with a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter our manufacturing specifications accordingly.

Any of the railcar types listed below may be further developed to meet the characteristics of the materials being transported and customer specifications.

•	Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood and BethGon coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life.

•	Aluminum Coal Cars. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

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

•	VersaFlood Series. Our VersaFlood™ series open-top hopper railcars includes steel, stainless steel or hybrid steel and aluminum-bodied designs equipped with three-pocket (transverse gate) or two-pocket (longitudinal gate) discharge door systems with independent or fully automatic door operation. The VersaFlood™ product series offers versatile design options for transportation of aggregates, sand or minerals.

•	Dynastack Series. Our domestic intermodal doublestack railcar product offerings include a stand-alone 40 foot well car, the DynaStack® articulated, 5-unit, 40 foot and the DynaStack® 3-unit, 53 foot well cars for transportation of international and domestic containers.

•	Other Railcar Types. Our portfolio of railcar types also includes: aluminum-bodied flat-bottom gondola railcars and steel or stainless steel-bodied triple hopper railcars for coal and coke service; Small Cube Covered Hopper railcars primarily used to transport cement, sand, roofing granules and fly ash; 52’ and 66’ Mill Gondola railcars used to transport steel products and scrap; Slab and Coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; Flat railcars, Bulkhead Flat railcars and Centerbeam Flat railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest products and other bulky industrial products; a Woodchip Gondola railcar designed to haul woodchips and municipal waste or other high-volume, low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry ballast, iron ore, taconite pellets, petroleum coke and other bulk commodities; the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; and the Articulated Bulk Container railcar designed to carry dense bulk products such as waste products in 20 foot containers.

We have added 11 new or redesigned products to our portfolio in the last five years, including mill gondolas, slab and coil steel railcars, triple hoppers and hybrid aluminum/stainless steel railcars, ore cars, ballast cars, aggregate cars (with independent or fully automatic transverse or longitudinal door systems), coil gondolas, intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including ribbon rail and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

With operations in Indiana and Nebraska, we service freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. Separately, we also sell forged, cast and fabricated replacement parts for all of the railcars we produce, as well as those manufactured by others.

MANUFACTURING

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our facilities are each certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. We will continue to adjust salaried and hourly labor personnel levels at our facilities to coincide with production requirements. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013. The build-out and ramp-up of the Shoals facility will be completed by mid-2014. This facility will provide a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars.

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

In 2013, revenue from three customers, Norfolk Southern Railway Company, CSX Transportation Inc. and Canadian National Railway Company, accounted for approximately 45%, 12% and 6%, respectively, of total revenue. In 2013, sales to our top five customers accounted for approximately 70% of total revenue. Our railcar sales to customers outside the United States were $21.4 million in 2013. While we maintain strong relationships with our customers and we serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to better understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing the products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.4 million, $0.4 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2013	2012	2011
Railcar backlog at start of period	2,881	8,303	2,054
Railcars delivered	(3,821)	(8,325)	(6,188)
Railcar orders	7,766	2,903	12,437

Railcar backlog at end of period	6,826	2,881	8,303

Estimated revenue from backlog at end of period (in thousands) (1)	$492,018	$197,597	$559,824

(1)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Sapa Extrusions and Constellium (formerly Alcan Inc.). Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. Our primary stainless steel supplier is Crompion International.

Our primary component suppliers include Amsted Industries, Inc. which supplies us with truck components, brake components, couplers and bearings and Summit Railroad products, Inc. which supplies us with axles and wheels. Roll Form Group, a division of Samuel, Son & Co., Limited, is the sole supplier of our roll-formed center sills, which were used in 68% and 98% of our new railcars produced in 2013 and 2012, respectively. A center sill is the primary structural component of a railcar. In addition, during 2013, we entered into an agreement with International Truck and Engine Investments Corporation, an affiliate of Navistar, Inc., pursuant to which it has contracted to supply us with various fabricated parts, components and subassemblies as well as providing truck and wheel and axle assembly services and blast and paint finishing services. Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. No single supplier accounted for more than 11% and 22% of our total purchases in 2013 and 2012, respectively. Our top ten suppliers accounted for 60% and 67% of our total purchases in 2013 and 2012, respectively.

COMPETITION

We operate in a highly competitive marketplace. Competition is based on price, delivery timing, product design, reputation for product quality and customer service and support.

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

EMPLOYEES

As of December 31, 2013, we had 819 employees, of whom 181 were salaried and 638 were hourly wage earners, and approximately 138, or 17%, of our employees were members of unions. As of December 31, 2012, we had 918 employees, of whom 182 were salaried and 736 were hourly wage earners, and approximately 380, or 41%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

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

Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the previous industry cycle, industry-wide railcar deliveries declined from a peak of 74,729 railcars in 2006 to a low of 16,535 railcars in 2010. During this period, our railcar production declined from approximately 18,764 railcars in 2006 to 2,229 railcars in 2010. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. and international economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.

We operate in a highly competitive industry and we may be unable to compete successfully against other railcar manufacturers.

We operate in a competitive marketplace and face substantial competition from established competitors in the railcar industry in North America. We have four principal competitors that primarily manufacture railcars for third-party customers. Some of these manufacturers have greater financial and technological resources than us, and they may increase their participation in the railcar segments in which we compete. In addition to price, competition is based on delivery timing, product performance and technological innovation, quality, customer service and other factors. In particular, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and impair our ability to compete successfully against other railcar manufacturers or retain our market share in our established markets. Increased competition for the sales of our railcar products could result in price reductions, reduced margins and loss of market share, which could negatively affect our prospects, business, financial condition and results of operations.

We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales accounted for, in the aggregate, approximately 72% of our total sales for the five-year period. In 2013, sales to our top three customers accounted for approximately 45%, 12% and 6%, respectively, of our total sales. In 2012, sales to our top three customers accounted for approximately 28%, 22% and 14%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our customers may consider alternatives to the purchase of new railcars, including the purchase of used railcars, refurbishment of existing railcars or the lease of new or used railcars. Our competitors may also be able to offer railcar leases at favorable lease rates, negatively impacting our ability to sell new railcars, which may result in price reductions, reduced margins and loss of market share. These additional competitive factors could negatively affect our prospects, business, financial condition and results of operations.

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

Historically, coal cars have been our primary railcar type, representing 49% and 83% of our sales revenues in 2013 and 2012, respectively, and 68% and 91% of the total railcars that we delivered in 2013 and 2012, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant users of our coal car products, to select an alternative energy source to coal, thereby reducing the demand for coal cars. For example, if utility companies increased the use of natural gas instead of coal as an energy source, demand for certain of our coal car products could decrease and our operating results could be negatively affected.

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

Our Shoals facility or any other business that we may acquire in the future may not strengthen our competitive position or achieve our desired goals. In addition, the integration of any acquired business, including the continuing integration of the Shoals-based business, may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. There can be no assurance that we will be able to effectively manage the integration of our Shoals-based business or any other acquired business, or be able to attract, retain and motivate key personnel for the business.

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

We provide postretirement health care benefits for approximately 37 of our active employees and 720 of our retired employees. As of December 31, 2013, we have an unfunded $63.3 million accrual for our projected retiree health care costs, a substantial portion of which relates to a settlement with the union representing employees at our and our predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 11 to the Consolidated Financial Statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments as per the expired 2005 Settlement Agreement indefinitely after November 1, 2013. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.

As of December 31, 2013, we had a collective bargaining agreement with a union representing approximately 17% of our total active labor force, which expires on March 31, 2017. An additional collective bargaining agreement at a currently idled facility expires on October 31, 2018. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the new railcars that we produced in 2013 and 2012, 68% and 98%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia and maintenance and repair facilities in Grand Island, Nebraska and Hastings, Nebraska. An interruption in railcar production capabilities or maintenance and repair capabilities at these facilities, as a result of equipment failure or other factors, could reduce or prevent our production, service or repair of railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.

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

Our information technology and other systems are subject to cybersecurity risk, including the misappropriation of customer information and other breaches of information security. Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business, we collect and store sensitive data on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information and other personal information of our customers and employees. While we continually work to safeguard our systems and to mitigate potential security risks, our information and processes are exposed to increasing global information security threats and more sophisticated and targeted computer crime, which may result in our data being subject to a security breach, a system failure, a computer virus, malicious software or unauthorized or fraudulent use by our employees or other third parties. Any compromise of our data security and access to or public disclosure or loss of personal or confidential business information could result in legal claims or proceedings with third parties, liability or regulatory penalties under the laws that protect the privacy of personal information, disruption of our operations, damage to our reputation, loss of business or remediation costs, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

Since our initial public offering in April 2005 until December 31, 2013, the trading price of our common stock ranged from a low of $12.82 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item  1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2013:

Use	Location	Size	Leased or Owned	Lease Expiration Date

Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar assembly and component manufacturing	Cherokee, Alabama	543,399 square feet	Leased	December 31, 2021

Railcar maintenance, repair and parts warehouse	Grand Island, Nebraska	132,067 square feet on 448 acres of land	Owned	—

Railcar maintenance and repair	Hastings, Nebraska	35,107 square feet on 13.4 acres of land with an additional 7.5 acres of land leased	Owned/ Leased	December 31, 2018

Railcar maintenance and repair	Clinton, Indiana	30,873 square feet on 56.3 acres of land	Owned	—

Short line railroad	Grand Island, Nebraska	5 miles of main line plus 2.77 miles of sidings for a total of 7.77 miles	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

In addition to the properties listed above, we also have various leased or owned railroad easements or rights of way which we use in our railcar repair and maintenance business. Based on our backlog for coal car orders as of December 31, 2013 our Danville facility is idle but remains available to resume operations if more coal car production capacity is needed. As part of our strategic initiative to improve the contribution of our services business to our results of operations, we evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013. As a result of this analysis, we decided to close our underperforming maintenance and repair shop in Clinton, Indiana.

Item 3. Legal Proceedings.

On July 8, 2013, we filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”). The case names as defendants the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Services Workers International Union, AFL-CIO, CLC (the “USW”), as well as approximately 650 individual Retiree Defendants (as defined in the Complaint), and was assigned Case No. 1:13-cv-4889.

As described in the Complaint, pursuant to a settlement agreement (the “2005 Settlement Agreement”) among the Company, the USW and the Retiree Defendants, we agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of our employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, we could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for our contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. We engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. We terminated, effective November 1, 2013, our contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

On July 9, 2013, the USW and certain Retiree Defendants (collectively, the “Pennsylvania Plaintiffs”) filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. The complaint filed with the Pennsylvania Court alleges that we do not have the right to terminate welfare benefits previously provided to the Retiree Defendants and requests, among other relief, entry of a judgment finding that the Retiree Defendants have a vested right to specified welfare benefits.

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied our motion to dismiss, and on January 16, 2014, the Illinois Court transferred our case to the Pennsylvania Court. On January 31, 2014, we filed a motion to consolidate both cases before the Pennsylvania Court. The Pennsylvania Court has not yet ruled on this motion.

On September 5, 2013, the Pennsylvania Plaintiffs filed a Plaintiffs’ Motion for Temporary Restraining Order and Preliminary Injunction (the “TRO Motion”) with the Pennsylvania Court. In the TRO Motion, the plaintiffs requested that the Pennsylvania Court enter an injunction requiring us to continue to make monthly contributions at the same rate established by the 2005 Settlement Agreement until the parties’ dispute is fully adjudicated on the merits. The Pennsylvania Court has not yet ruled on the TRO Motion.

On February 18, 2014, the Pennsylvania Plaintiffs filed a motion with the Pennsylvania Court seeking summary judgment as to our liability. We have filed a procedural motion in opposition to the summary judgment motion. The Pennsylvania Court has not yet ruled as to whether the summary judgment motion may proceed at this juncture in the case.

We have recorded postretirement benefit plan obligations, a substantial portion of which relate to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 11 to the Consolidated Financial Statements).

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to us, filed a complaint against us in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleged that we breached an exclusive supply agreement with Bral by purchasing parts from CMN Components, Inc.

(“CMN”) and sought damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and us (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, we entered into an Assignment of Claims Agreement with CMN under which CMN assigned to us its counterclaims against Bral in the Illinois Lawsuit and we agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3.9 million reduction in litigation reserves, which favorably impacted our results of operations for the year ended December 31, 2013.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 28, 2014, there were approximately 79 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2012, as reported on the Nasdaq Global Market.

	Common stock price
	High	Low	Dividend Declared
2013
Fourth quarter	$26.72	$20.49	$0.06
Third quarter	$21.47	$16.53	$0.06
Second quarter	$21.98	$16.94	$0.06
First quarter	$24.95	$20.97	$0.06

2012
Fourth quarter	$22.89	$17.80	$0.06
Third quarter	$22.25	$17.79	$0.06
Second quarter	$22.97	$19.24	$0.06
First quarter	$29.25	$20.25	$0.06

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law. On February 11, 2014, our board of directors declared a cash dividend of $0.06 per share of our common stock, payable on February 28, 2014, to shareholders of record at the close of business on February 21, 2014.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2009 through December 31, 2013 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec.31, 2008	Jun.30, 2009	Dec.31, 2009	Jun.30, 2010	Dec.31, 2010	Jun.30, 2011	Dec.31, 2011	Jun.30, 2012	Dec.31, 2012	Jun.30, 2013	Dec.31, 2013
FreightCar America, Inc.	$100.00	$92.65	$109.97	$125.82	$160.97	$140.95	$116.53	$128.43	$126.14	$96.17	$151.56
Nasdaq Composite Index	$100.00	$116.97	$145.34	$135.71	$171.70	$180.30	$170.34	$193.03	$200.57	$227.48	$281.14
DJ Transportation Index	$100.00	$92.64	$118.59	$116.95	$150.30	$160.93	$150.31	$157.25	$161.56	$189.24	$228.42

Item 6. Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2013 was derived from our audited consolidated financial statements and other operational information reported in Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except share and per share data and railcar amounts)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of operations data:
Revenues	$290,393	$677,449	$486,986	$142,889	$248,462
Gross profit	13,225	64,986	31,946	2,722	36,522
Selling, general and administrative expense	27,464	32,736	28,660	24,618	31,316
Gain on sale of railcars available for lease	(604)	(989)	(2,227)	—	—
Restructuring and impairment charges	10,452	—	—	—	—
Net (loss) income attributable to FreightCar America(1)	$(19,295)	$19,095	$4,935	$(12,771)	$4,940
Weighted average common shares outstanding—basic	11,954,238	11,932,926	11,916,292	11,896,148	11,861,366
Weighted average common shares outstanding—diluted	11,954,238	11,969,367	11,962,196	11,896,148	11,870,350
Per share data:
Net (loss) income per common share attributable to FreightCar America – basic	$(1.61)	$1.60	$0.41	$(1.07)	$0.42
Net (loss) income per common share attributable to FreightCar America – diluted	$(1.61)	$1.60	$0.41	$(1.07)	$0.42
Dividends declared per common share	$0.24	$0.24	$—	$0.06	$0.24
Other financial and operating data:
Investment in property, plant and equipment, railcars on operating leases and business acquisitions	$17,317	$9,088	$1,996	$24,750	$19,920
Railcars delivered	3,821	8,325	6,188	2,229	3,377
Railcar orders	7,766	2,903	12,437	4,018	1,218
Railcar backlog	6,826	2,881	8,303	2,054	265
Estimated revenue from backlog	$492,018	$197,597	$559,824	$144,306	$24,839
Balance sheet data (at period end):
Cash and cash equivalents	$145,506	$98,509	$101,870	$61,780	$98,015
Restricted cash and restricted certificates of deposit	7,780	14,700	1,815	2,322	1,420
Marketable securities	38,988	41,978	—	—	29,976
Total assets	417,719	388,565	345,463	310,643	335,566
Total debt, including capital leases	—	—	—	—	—
Total stockholders’ equity	202,535	211,331	197,334	192,580	206,253

(1)	For the year ended December 31, 2009, we recorded plant closure income of $495 which represented insurance recoveries and adjustments to employment termination benefits. For the year ended December 31, 2010, we recorded plant closure income of $399 which represented the gain on sale of our Johnstown manufacturing facility. For the year ended December 31, 2013, we recorded impairment charges to write down assets at our idled Danville manufacturing facility of $7,592, impairment charges to write down assets at our closed Clinton, Indiana maintenance and repair shop of $1,620, other charges related to the closure of our Clinton maintenance and repair shop of $303 and corporate severance charges of $1,556.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Based on our backlog for coal car orders as of December 31, 2013 our Danville facility is idle but remains available to resume operations if more coal car production capacity is needed. The Shoals facility, our new state-of-the-art production facility, was designed to efficiently build a wide variety of railcar types. The Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. In addition, the facility layout, automated production equipment, proximity to key suppliers and new supply agreements will increase our flexibility and make us more competitive in the marketplace. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production will continue to ramp up during 2014.

We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance and inspections for all types of freight railcars through our FCRS subsidiary. FCRS has repair and maintenance and inspection facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. As part of our strategic initiative to improve the contribution of our services business to our results of operations, we evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013. As a result of this analysis, we decided to close our underperforming maintenance and repair shop in Clinton, Indiana.

We also lease freight cars through our JAIX Leasing Company subsidiary. As of December 31, 2013, the value of leased railcars (including inventory on lease and railcars available for lease) was $53.1 million.

Railcar deliveries totaled 3,821 units, consisting of 992 new railcars, 99 used railcars, 2,530 rebuilt railcars and 200 railcars leased, for the year ended December 31, 2013, compared to 8,325 units, consisting of 5,487 new railcars, 441 used railcars, 1,400 rebuilt railcars and 997 leased railcars, delivered in the same period of 2012. Our total backlog of firm orders for railcars increased by 3,945 railcars, from 2,881 railcars as of December 31, 2012 to 6,826 railcars as of December 31, 2013. Our primary customers are railroads, financial institutions and shippers.

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

The North American railcar market is highly cyclical and the trends in the railcar industry are closely related to the overall level of economic activity. We expect the railroads, operating lessors and shippers to continue to evaluate freight demand for dry bulk commodities and containerized freight and to continue to repair, maintain and upgrade their fleets to maximize the productivity of their railcar equipment.

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Services segment revenue sources include parts sales, revenues related to the general maintenance and repair and inspections of railcars.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the recent volatility in railcar deliveries, the cost of steel and aluminum, and our efforts to continually reduce manufacturing costs at our manufacturing facilities. A portion of the contracts covering our backlog at December 31, 2013 are fixed-rate contracts. Therefore, if material costs were to increase, we may not be able to pass on these increased costs to our customers.

Operating (loss) income

Operating income (loss) represents revenues less cost of sales, gain on sale of railcars available for lease, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Revenues

Our consolidated revenues for the year ended December 31, 2013 were $290.4 million compared to $677.4 million for the year ended December 31, 2012. Manufacturing segment revenues for the year ended December 31, 2013 were $253.8 million compared to $644.0 million for the year ended December 31, 2012. The decrease in Manufacturing segment revenues for 2013 compared to 2012 reflects significantly fewer railcars delivered and a greater number of lower revenue per car rebuilt railcars. Our Manufacturing segment delivered 3,821 units, consisting of 992 new railcars, 99 used railcars, 2,530 rebuilt railcars and 200 leased railcars, for the year ended December 31, 2013, compared to 8,325 units, consisting of 5,487 new railcars, 441 used railcars, 1,400 rebuilt railcars and 997 leased railcars, for the year ended December 31, 2012. Services segment revenues for the year ended December 31, 2013 were $36.6 million compared to $33.4 million for the year ended December 31, 2012. The increase in Services segment revenues for 2013 compared to 2012 reflects higher parts sales revenue and higher repair volumes.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2013 was $13.2 million compared to $65.0 million for the year ended December 31, 2012, representing a decrease of $51.8 million. The decrease in our consolidated gross profit for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects a decrease in gross profit from our Manufacturing segment of $52.7 million, which was partially offset by an increase in gross profit from our Services segment of $0.6 million. The decrease in gross profit for our Manufacturing segment for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects the significant decrease in deliveries and $9.5 million related to under-absorption of overhead costs due to low start-up volumes and costs associated with ramping up the labor force at our Shoals facility and the carrying costs associated with our idled Danville facility during 2013. Gross profit for our Manufacturing segment for the year ended December 31, 2013 included a $1.7 million charge for projected costs in excess of selling price related to an order to be delivered in 2014. Customer lead times on this order required us to source key components from higher-priced suppliers in order to meet the customer’s delivery requirements. Manufacturing segment gross profit for the year ended December 31, 2013 was also negatively impacted by production inefficiencies and higher operating costs. The increase in gross profit for our Services segment for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects higher parts sales and an increase in higher-margin program repairs. Our consolidated gross margin rate was 4.6% for the year ended December 31, 2013 compared to 9.6% for the year ended December 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $27.5 million compared to $32.7 million for the year ended December 31, 2012, representing a decrease of $5.2 million, or 16%. The decrease reflects a decrease in our Bral litigation reserve of $3.9 million, decreases in incentive compensation of $3.6 million and a decrease in consulting costs of $2.2 million, which were partially offset by increases in salaries of $1.6 million, Shoals start-up costs of $1.3 million, legal fees of $0.9 million relating to the postemployment benefit plan dispute and increases in stock compensation of $0.6 million. Manufacturing segment selling, general and administrative expenses were $7.3 million for the year ended December 31, 2013 compared to $6.4 million for the year ended December 31, 2012. Services segment selling, general and administrative expenses were $3.8 million for the year ended December 31, 2013 compared to $3.9 million for the year ended December 31, 2012. Corporate selling, general and administrative expenses for the year ended December 31, 2013 were $16.4 million compared to $22.4 million for the year ended December 31, 2012 reflecting the reduction in the litigation reserve and decreases in incentive compensation and consulting costs, which were partially offset by higher legal fees related to the postemployment benefit plan dispute. Corporate selling, general and administrative expenses for the year ended December 31, 2013 included $1.3 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2013 was $0.6 million and represented the gain on sale of leased railcars with a net book value of $6.2 million. Gain on sale of railcars available for lease for the year ended December 31, 2012 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $10.4 million.

Restructuring and Impairment Charges

Restructuring and impairment charges were $10.5 million for the year ended December 31, 2013 and consisted of the items described below. There were no restructuring and impairment charges for the year ended December 31, 2012.

Although we are committed to maintaining our status as a market leader in coal car manufacturing and do not have plans to permanently close our Danville manufacturing facility, the current industry outlook for the all-aluminum coal car market remains soft. Based on our backlog for coal car orders as of December 31, 2013 and given the soft current industry outlook, we are unable to predict when our Danville manufacturing facility will resume operations and therefore we tested the long-lived assets at the Danville facility for impairment as of December 31, 2013. The carrying values of property, plant and equipment at the Danville facility were reduced to their estimated fair market values, resulting in a non-cash impairment charge of $7.6 million for the year ended December 31, 2013.

As part of our strategic initiative to improve the contribution of our Services business to our results of operations, we evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013. As a result of this analysis we decided to close our underperforming maintenance and repair shop in Clinton, Indiana. We evaluated the long-lived assets at our Clinton maintenance and repair shop for impairment and reduced the carrying values of property, plant and equipment to their estimated fair market values, resulting in a non-cash impairment charge of $1.5 million for the year ended December 31, 2013. We also recorded a non-cash impairment charge of $0.1 million related to customer intangibles and recorded other charges of $0.1 million related to the Clinton closure during the fourth quarter of 2013.

We revised our Corporate management reporting structure as part of the leadership transition following the retirement of our previous President and Chief Executive Officer during the fourth quarter of 2013, resulting in severance charges of $1.1 million being recorded during the fourth quarter of 2013.

Operating (Loss) Income

Our consolidated operating loss for the year ended December 31, 2013 was $24.1 million compared to operating income of $33.2 million for the year ended December 31, 2012. Operating loss for the Manufacturing segment was $3.4 million for the year ended December 31, 2013 compared to operating income of $58.3 million for the year ended December 31, 2012, reflecting the significant decrease in deliveries, $9.5 million related to the start-up of the Shoals facility and the carrying costs associated with our idled Danville facility and non-cash fixed asset impairment charges of $7.6 million for our idled Danville facility. Our Manufacturing segment operating loss for the year ended December 31, 2013 also included a $1.7 million charge for projected costs in excess of selling price related to an order to be delivered in 2014. Manufacturing segment operating loss for the year ended December 31, 2013 was also impacted by production inefficiencies and higher operating costs. Services segment operating income was $1.2 million for the year ended December 31, 2013 compared to $2.1 million for the year ended December 31, 2012, primarily as a result of the non-cash impairment charges of $1.6 million related to our closed Clinton maintenance and repair shop. Corporate costs were $21.9 million for the year ended December 31, 2013 compared to $27.2 million for the year ended December 31, 2012. The decrease in Corporate costs was primarily due to the reduction in the litigation reserve and decreases in incentive compensation and consulting costs, which were partially offset by higher legal fees relating to the postemployment benefit plan dispute. Corporate costs for the year ended December 31, 2013 included $1.3 million related to the start-up of our Shoals facility and $1.6 million related to corporate severance.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.8 million for the year ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, 2013 results included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been resolved.

Income Taxes

The income tax benefit was $5.5 million for the year ended December 31, 2013 compared to an income tax provision of $13.8 million for the year ended December 31, 2012. The effective tax rates for the years ended December 31, 2013 and 2012, were 22.3% and 41.9%, respectively. The addition of our Shoals facility changed the mix of projected income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax benefit for the year ended December 31, 2013 included a provision of $2.2 million resulting from applying these changes in effective state tax rates on our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax benefit for the year ended December 31, 2013 also included the recognition of a valuation allowance of $2.3 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. The effective tax rate for the year ended December 31, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due the state tax provision based on a 5.4% blended state tax rate and a provision of $1.4 million resulting from applying changes in state tax rates on our deferred tax balances, which was partially offset by a $0.6 million benefit for tax-deductible goodwill. The changes in state tax rates resulted from changes in our estimated state tax apportionment and the expected timing of our utilization of state net operating loss carryforwards.

Net (Loss) Income Attributable to FreightCar America

As a result of the foregoing, net loss attributable to FreightCar America was $19.3 million for the year ended December 31, 2013 compared to net income of $19.1 million for the year ended December 31, 2012. For 2013, our basic and diluted net loss per share were both $1.61, on basic and diluted shares outstanding of 11,954,238. For 2012, our basic and diluted net income per share were both $1.60, on basic and diluted shares outstanding of 11,932,926 and 11,969,367, respectively.

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

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2012 was $1.0 million and represented the gain on sale of leased railcars with a net book value of $10.4 million. Gain on sale of railcars available for lease for the year ended December 31, 2011 was $2.2 million and represented the gain on sale of leased railcars with a net book value of $9.2 million.

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

Interest Expense and Deferred Financing Costs

Interest expense (consisting of commitment fees on our revolving credit facility and letter of credit fees) and the amortization of deferred financing costs for the year ended December 31, 2012 were $0.4 million compared to $0.2 million for the year ended December 31, 2011. Increases in interest expense for 2012 resulted primarily from letter of credit fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2013 and 2012, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities.

We entered into a new $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among us and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender, and cancelled our previous credit facility. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of December 31, 2013, we had no borrowings under the Revolving Credit Facility. The Credit Facility Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of December 31, 2013, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring a minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

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

Our restricted cash and restricted certificates of deposit balance was $7.8 million as of December 31, 2013 and $14.7 million as of December 31, 2012, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of December 31, 2013 compared to December 31, 2012 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of December 31, 2013 are scheduled to expire at various dates through October 1, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of December 31, 2013, the value of leased railcars (including inventory on lease and railcars available for lease) was $53.1 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2013, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $56.3 million and $63.3 million, respectively, which exceeded the fair value of plan assets by $0.8 million and $63.3 million, respectively. We made contributions of $0.2 million to our defined benefit pension plans during 2013. As disclosed in Note 12 to the consolidated financial statements, we expect to make contributions of $0.3 million to our defined benefit pension plans in 2014. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $3.2 million during 2013. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 15 to the Consolidated Financial Statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. The Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$82,721	$10,305	$19,104	$17,625	$35,687
Material and component purchases	25,745	166	15,987	9,592	—

Total	$108,466	$10,471	$35,091	$27,217	$35,687

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.7 million related to a reserve for uncertain tax benefits and accrued interest and penalties at December 31, 2013 because the timing of the payout of these amounts cannot be determined.

We are a party to letter agreements regarding terms of employment with our President and Chief Executive Officer, Vice President, Finance, Chief Financial Officer and Treasurer, General Counsel and Corporate Secretary and an employment agreement with our Senior Vice President, Human Resources. See Item 11. “Executive Compensation.”

We are also required to make minimum contributions to our pension and postretirement welfare plans as discussed above.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011:

(Amounts in thousands)

	2013	2012	2011
Net cash provided by (used in):
Operating activities	$32,243	$53,002	$29,969
Investing activities	(619)	(53,425)	10,193
Financing activities	15,373	(2,938)	(72)

Total	$46,997	$(3,361)	$40,090

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities of up to 120 to 135 railcars, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash provided by operating activities for the year ended December 31, 2013 was $32.2 million compared to $53.0 million for the year ended December 31, 2012. Our net cash provided by operating activities for the year ended December 31, 2013 included a customer deposit of $89.3 million for railcars to be delivered in 2014, which was partially offset by changes in working capital and additions to the lease fleet. Our net cash provided by operating activities for the year ended December 31, 2012 primarily included net income from operations and changes in working capital. Our net cash provided by operating activities for the year ended December 31, 2011 included increases in account and contractual payables and customer deposits of $15.4 million and $14.4 million, respectively, and other working capital changes. The increase in account and contractual payables for the year ended December 31, 2011 primarily represents purchases of materials to support increased production levels.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2013 was $0.6 million compared to net cash used in investing activities of $53.4 million for the year ended December 31, 2012. Net cash used in investing activities for the year ended December 31, 2013 included purchases of property plant and equipment of $17.3 million, which were partially offset by maturities of securities (net of purchases) of $3.0 million, changes in restricted cash and restricted certificates of deposit of $6.9 million related to decreases in collateralization obligations with respect to letters of credit for performance guarantees and proceeds from the sale of railcars available for lease of $6.7 million.

Net cash used in investing activities for the year ended December 31, 2012 included the purchase of securities of $42.0 million, restricted cash deposits for collateralization of letters of credit of $12.9 million and purchases of property, plant and equipment of $9.1 million, which were partially offset by proceeds from the sale of railcars available for lease of $10.5 million. The most significant investing activities for the year ended December 31, 2011 were the sale of railcars available for lease for $11.7 million, which was partially offset by purchases of property, plant and equipment of $1.8 million.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2013 was $15.4 million compared to net cash used in financing activities of $2.9 million for the year ended December 31, 2012. Net cash provided by financing activities for the year months ended December 31, 2013 included proceeds of a $19.4 million customer advance for leased railcars delivered for which, in accordance with ASC 840, Leases, revenue cannot be recognized until all contingencies have been resolved, which was partially offset by advance repayments of $0.9 million. Financing activities for each of the years ended December 31, 2013 and 2012, included $2.9 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $17.3 million for the year ended December 31, 2013 compared to $9.1 million for the year ended December 31, 2012. Capital expenditures for 2013 were primarily purchases of equipment for our Shoals facility, which delivered its first railcars during the fourth quarter of 2013. Capital expenditures for 2012 were primarily cash outlays to enhance our capability to more efficiently produce a more diverse railcar product line in our existing facilities. The first non-coal railcars manufactured using these enhanced capabilities were delivered in the fourth quarter of 2012.

Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $10.0 million for 2014, including capital expenditures for our Shoals facility.

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

We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market price of an asset group, a significant adverse change in the manner in or extent to which an asset group is used, a current year operating loss combined with a history of operating losses or a current expectation that, more likely than not, a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If indicators of impairment are present, we then determine if the carrying value of the asset group is recoverable by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group. If the carrying value of the asset group is not recoverable, an impairment loss is measured based on the excess of the carrying amount of asset group over the estimated fair value of the asset group.

Based on our backlog for coal car orders as of December 31, 2013 and given the soft current industry outlook, we are unable to predict when our Danville manufacturing facility will resume operations and therefore we tested the long-lived assets at our Danville facility for impairment as of December 31, 2013. The carrying values of property, plant and equipment at the Danville facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $7.6 million for the year ended December 31, 2013. Fair market values were estimated using the market approach for items in which there is an active secondary market where recent sales of comparable assets exist. The market approach establishes value through analysis of recent sales of comparable property. An analysis is made of the differences between the comparable properties and the subject property, and the sales prices are correspondingly adjusted to arrive at indications of the subject property’s value. In instances where market data was available but deemed too incomplete to apply a complete market approach, the market relationship data available was used to adjust the cost approach analysis. In instances where market data was unavailable the cost approach analysis was used. The cost approach recognizes that a prudent investor would not ordinarily pay more for an asset than the cost to replace it new. The first step is to estimate the reproduction/replacement cost new of an asset using current materials, prices and labor. The cost new is then reduced by the amount of depreciation resulting from physical deterioration, functional obsolescence and economic/external obsolescence that are inherent in the asset. The resulting depreciated replacement cost is an indication of the fair value of an asset providing all elements of depreciation are addressed.

Due to management’s decision to close the Clinton maintenance and repair shop, we also evaluated the recoverability of its long-lived assets and as a result reduced the carrying values of property, plant and equipment to their estimated fair market values, resulting in a pre-tax charge of $1.5 million for the year ended December 31, 2013. The estimated fair market values represent estimated salvage values of buildings, equipment and rail at the facility and the estimated sales value for the associated land.

We did not perform an impairment any analysis of long-lived assets during 2012 or 2011 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2012 or 2011.

Impairment of goodwill and intangible assets

We have recorded on our balance sheet both goodwill and intangible assets, which consist of patents and customer related intangibles. We assess the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During our annual goodwill impairment assessment as of August 1, 2013, management estimated the value of our reporting units that carry goodwill using the income approach which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. During our annual goodwill impairment assessment for 2012 and 2011, management estimated the value of our reporting units using the discounted cash flow method.

Management determined that there are three reporting units for the purposes of testing goodwill: Manufacturing, Repairs and Maintenance and Parts. For each reporting unit with goodwill (Manufacturing with $21.5 million and Repairs and Maintenance with $0.6 million as of December 31, 2013), we concluded that the estimated fair value of each reporting unit’s net assets exceeded the carrying value as of the dates of our impairment tests for 2013, 2012 and 2011. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

The discounted cash flow method involves management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including:

•	future railcar volume projections based on an industry-specific outlook for railcar demand;

•	estimated margins on railcar sales and maintenance and repair services;

•	estimated growth rate for selling, general and administrative costs;

•	future effective tax rate for our Company; and

•	weighted-average cost of capital (“WACC”) used to discount future performance of our Company.

Because these estimates form a basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 15% for our August 1, 2013 goodwill impairment valuation analyses for our Manufacturing reporting unit and 14% for our Repair and Maintenance reporting unit.

In addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for alternate scenarios, including the impact of an increase in the selling, general and administrative cost growth rate by 50 basis points, a decrease in revenue or terminal growth rate by 50 basis points, a change in tax rate by 50 basis points or the impact of a 50 basis point increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method in the base case scenario to the alternate scenarios. Each of these alternate scenarios reduced the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method compared to the estimated fair value of the net assets in our Manufacturing reporting unit in the base case. However, in all scenarios, the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value.

In addition to estimating the fair value of the net assets of our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method for alternate scenarios, including the impact of an increase in the selling, general and administrative cost growth rate by 50 basis points, a decrease in revenue or terminal growth rate by 50 basis points, a change in tax rate by 50 basis points or the impact of a 50 basis point increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario to the alternate scenarios. Each of these alternate scenarios reduced the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method compared to the estimated fair value of the net assets in our Repair and Maintenance reporting unit in the base case. However, in all scenarios, the estimated fair value of the net assets in our Repair and Maintenance reporting unit exceeded the carrying value.

The guideline company method values a business by comparing the subject company to similar publicly traded companies. The application of the guideline company method consists of several steps including:

•	identifying the most similar publicly traded companies to the reporting unit;

•	reviewing financial and supplemental data, such as market prices and business descriptions for the selected companies;

•	calculating valuation multiples for the selected publicly traded guideline companies;

•	performing comparative analysis to select valuation multiples and then applying them to the financial data of the reporting unit to arrive at a preliminary indication of the value of the reporting units invested capital on a marketable, minority basis;

•	applying a control premium to the indicated equity values on a marketable, minority basis to arrive at the indicated value of common equity on a marketable, controlling basis; and

•	where appropriate making adjustments to add the appropriate balances related to cash and short-term investments, excess working capital and the benefits of net operating loss carryforwards.

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

In 2013, we assumed that the expected long-term rate of return on pension plan assets on a plan by plan basis would range from 5.76% to 6.99%. As permitted under ASC 715 the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(508)	$508

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2013, we determined this rate on our postretirement welfare plan to be 4.75%, an increase of 0.80% from the 3.95% rate used at December 31, 2012. At December 31, 2013, we determined this rate on our pension plans on a plan by plan basis with results ranging from 4.67% to 4.96%. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$117	$(229)

For the years ended December 31, 2013, 2012 and 2011, we recognized consolidated pre-tax pension cost of $(0.5) million, $(0.04) and $(0.3) million, respectively. We currently expect to make contributions of $0.3 million to our pension plans during 2014. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is fully funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2013, 2012 and 2011, we recognized a consolidated pre-tax postretirement welfare benefit cost of $3.6 million, $3.7 million and $3.8 million, respectively. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. The Company terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees. On July 8, 2013, we filed a complaint seeking declaratory relief from the United States District Court for the Northern District of Illinois to confirm our right to reduce or terminate retiree medical coverage and life insurance benefits pursuant to our plans that were the subject of the 2005 Settlement Agreement and, on July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 15 to the Consolidated Financial Statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. The Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

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

At December 31, 2013, we had total net deferred tax assets of $30.8 million. The railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue. Although realization of our net deferred tax assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states in which we operate. At December 31, 2013, we had a valuation allowance of $6.6 million against the tax benefit of net operating loss carryforwards in certain states in which we operate.

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

We recognize service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services have been completed, quality accepted and delivery has occurred. We recognize revenue from parts sales when the risk of any damage or loss and title passes to the customer and delivery has occurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts are required to be reclassified to net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosure that provides additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of these changes had no impact on our consolidated financial position, results of operations or cash flows. (See Note 11 to the consolidated financial statements)

FORWARD-LOOKING STATEMENTS

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;
•	the highly competitive nature of our industry;
•	our reliance upon a small number of customers that represent a large percentage of our sales;
•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;
•	the availability and price of used railcars offered for sale and new or used railcars offered for lease;
•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;
•	limitations on the supply of railcar components;
•	our reliance on the sales of our coal cars;
•	international economic and political risks to the extent we expand our sales of products and services internationally;
•	the risk of lack of acceptance of our new railcar offerings by our customers;
•	our reported backlog may not indicate what our future sales will be;
•	potential significant warranty claims;
•	our ability to successfully integrate our Shoals facility or any acquired business with our existing business;
•	shortages of skilled labor;
•	our ability to manage our health care and pension costs;
•	risks relating to our relationship with our unionized employees and their unions;
•	our ability to maintain relationships with our suppliers of railcar components;
•	the cost of complying with environmental laws and regulations; and
•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2013, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar, America, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 14, 2014

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$145,506	$98,509
Restricted cash and restricted certificates of deposit	7,780	14,700
Marketable securities	38,988	41,978
Accounts receivable, net of allowance for doubtful accounts of $221 and $299, respectively	4,034	12,987
Inventories, net	66,340	73,842
Inventory on lease	16,955	—
Other current assets	6,768	7,130
Deferred income taxes, net	11,017	12,079

Total current assets	297,388	261,225
Property, plant and equipment, net	39,396	39,343
Railcars available for lease, net	36,110	43,435
Goodwill	22,128	22,128
Deferred income taxes, net	19,758	18,940
Other long-term assets	2,939	3,494

Total assets	$417,719	$388,565

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$16,016	$33,453
Accrued payroll and employee benefits	3,981	6,548
Accrued postretirement benefits	413	4,978
Accrued warranty	6,957	7,625
Customer deposits	91,771	36,087
Customer advance	19,037	—
Other current liabilities	9,053	7,885

Total current liabilities	147,228	96,576
Accrued pension costs	845	12,193
Accrued postretirement benefits, less current portion	62,899	64,322
Accrued taxes and other long-term liabilities	4,212	4,143

Total liabilities	215,184	177,234

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2013 and 2012)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2013 and 2012	127	127
Additional paid in capital	99,265	100,402
Treasury stock, at cost, 682,264 and 752,167 shares at December 31, 2013 and 2012, respectively	(30,970)	(34,488)
Accumulated other comprehensive loss	(15,132)	(26,139)
Retained earnings	149,245	171,429

Total stockholders’ equity	202,535	211,331

Total liabilities and stockholders’ equity	$417,719	$388,565

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$290,393	$677,449	$486,986
Cost of sales	277,168	612,463	455,040

Gross profit	13,225	64,986	31,946
Selling, general and administrative expenses	27,464	32,736	28,660
Gain on sale of railcars available for lease	(604)	(989)	(2,227)
Restructuring and impairment charges	10,452	—	—

Operating (loss) income	(24,087)	33,239	5,513
Interest expense and deferred financing costs	(809)	(384)	(226)
Other income	64	11	6

Income (loss) before income taxes	(24,832)	32,866	5,293
Income tax (benefit) provision	(5,537)	13,771	354

Net (loss) income	(19,295)	19,095	4,939
Less: Net income attributable to noncontrolling interest in JV	—	—	4

Net (loss) income attributable to FreightCar America	$(19,295)	$19,095	$4,935

Net (loss) income per common share attributable to FreightCar America—basic	$(1.61)	$1.60	$0.41

Net (loss) income per common share attributable to FreightCar America—diluted	$(1.61)	$1.60	$0.41

Weighted average common shares outstanding—basic	11,954,238	11,932,926	11,916,292

Weighted average common shares outstanding—diluted	11,954,238	11,969,367	11,962,196

Dividends declared per common share	$0.24	$0.24	$—

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(19,295)	$19,095	$4,939

Other comprehensive income (loss), net of tax:
Pension liability adjustments, net of tax	6,926	(461)	(1,978)
Postretirement liability adjustments, net of tax	4,081	(3,376)	(309)
Change in foreign currency translation adjustments	—	—	(15)

Other comprehensive income (loss)	11,007	(3,837)	(2,302)

Comprehensive (loss) income	(8,288)	15,258	2,637
Comprehensive income attributable to non-controlling interest	—	—	4

Comprehensive (loss) income attributable to FreightCar America	$(8,288)	$15,258	$2,633

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	FreightCar America Shareholders
			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings		Total Stockholders’ Equity
	Common Stock			Treasury Stock				Noncontrolling Interest in JV
Balance, January 1, 2011	12,731,678	$127	$98,722	(790,486)	$(36,539)	$(20,000)	$150,274	$(4)	$192,580
Net income	—	—	—	—	—	—	4,935	4	4,939
Other comprehensive loss	—	—	—	—	—	(2,302)	—	—	(2,302)
Restricted stock awards	—	—	(792)	17,147	792	—	—	—	—
Employee restricted stock settlement	—	—	—	(3,413)	(88)	—	—	—	(88)
Forfeiture of restricted stock awards	—	—	69	(3,568)	(69)	—	—	—	—
Stock-based compensation recognized	—	—	2,189	—	—	—	—	—	2,189
Excess tax benefit from stock-based compensation	—	—	16	—	—	—	—	—	16

Balance, December 31, 2011	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$—	$197,334
Net income	—	—	—	—	—	—	19,095	—	19,095
Other comprehensive loss	—	—	—	—	—	(3,837)	—	—	(3,837)
Restricted stock awards	—	—	(1,516)	32,982	1,516	—	—	—	—
Employee restricted stock settlement	—	—	—	(2,961)	(63)	—	—	—	(63)
Forfeiture of restricted stock awards	—	—	37	(1,868)	(37)	—	—	—	—
Stock-based compensation recognized	—	—	1,703	—	—	—	—	—	1,703
Deficiency of tax benefit from stock-based compensation	—	—	(26)	—	—	—	—	—	(26)
Cash dividends	—	—	—	—	—	—	(2,875)	—	(2,875)

Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$—	$211,331
Net loss	—	—	—	—	—	—	(19,295)	—	(19,295)
Other comprehensive income	—	—	—	—	—	11,007	—	—	11,007
Stock options exercised	—	—	(330)	11,498	523	—	—	—	193
Restricted stock awards	—	—	(3,327)	72,635	3,327	—	—	—	—
Employee restricted stock settlement	—	—	—	(4,244)	(98)	—	—	—	(98)
Forfeiture of restricted stock awards	—	—	234	(9,986)	(234)	—	—	—	—
Stock-based compensation recognized	—	—	2,289	—	—	—	—	—	2,289
Deficiency of tax benefit from stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Cash dividends	—	—	—	—	—	—	(2,889)	—	(2,889)

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$—	$202,535

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(19,295)	$19,095	$4,939
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Restructuring and impairment charges	10,452	—	—
Depreciation and amortization	10,077	8,398	8,821
Gain on sale of railcars available for lease	(604)	(989)	(2,227)
Other non-cash items, net	575	381	3
Deferred income taxes	(5,721)	10,420	(682)
Stock-based compensation recognized	2,289	1,703	2,189
Changes in operating assets and liabilities:
Accounts receivable	8,953	(2,862)	(5,841)
Inventories	7,455	(700)	(7,945)
Inventory on lease	(16,955)	—	—
Other assets	527	(4,531)	4,203
Accounts and contractual payables	(17,575)	5,147	15,395
Accrued payroll and employee benefits	(3,686)	937	1,482
Income taxes receivable/payable	5,590	(2,380)	(894)
Accrued warranty	(668)	(170)	(137)
Customer deposits and other current liabilities	57,228	20,277	14,414
Deferred revenue, non-current	(46)	(242)	222
Accrued pension costs and accrued postretirement benefits	(6,353)	(1,482)	(3,973)

Net cash flows provided by operating activities	32,243	53,002	29,969

Cash flows from investing activities
Restricted cash deposits	(3,175)	(15,525)	(1,115)
Restricted cash withdrawals	14,700	2,640	1,622
Purchase of restricted certificates of deposit	(4,605)	—	—
Purchase of securities held to maturity	(59,963)	(41,978)	—
Proceeds from maturity of securities	63,000	—	—
Purchases of property, plant and equipment	(17,317)	(9,088)	(1,830)
Proceeds from sale of property, plant and equipment and railcars available for lease	6,741	10,526	11,682
Acquisition of business	—	—	(166)

Net cash flows (used in) provided by investing activities	(619)	(53,425)	10,193

Cash flows from financing activities
Deferred financing costs paid	(336)	—	—
Stock option exercise	193	—	—
Employee restricted stock settlement	(98)	(63)	(88)
Excess tax benefit from stock-based compensation	—	—	16
Cash dividends paid to stockholders	(2,889)	(2,875)	—
Customer advance for production of leased railcars	19,400	—	—
Repayment of customer advance	(897)	—	—

Net cash flows provided by (used in) financing activities	15,373	(2,938)	(72)

Net increase (decrease) in cash and cash equivalents	46,997	(3,361)	40,090
Cash and cash equivalents at beginning of year	98,509	101,870	61,780

Cash and cash equivalents at end of year	$145,506	$98,509	$101,870

Supplemental cash flow information
Cash paid for:
Interest	$143	$317	$201

Income tax refunds received	$—	$752	$128

Income taxes paid	$581	$4,161	$—

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar, Operations, JA LLC, FCS, JAIX, FCR, Mauritius, FCRS, FCRMS, Short Line and FCAL. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty, workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill, other intangibles and property, plant and equipment for impairment and the valuation allowance on the net deferred tax asset. Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Restricted Cash and Restricted Certificates of Deposit

The Company establishes restricted cash balances and restricted certificates of deposit to collateralize certain standby letters of credit with respect to purchase price payment guarantees and performance guarantees and to support the Company’s worker’s compensation insurance claims. The restrictions expire upon completing the Company’s related obligation.

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable and accounts payable) as of December 31, 2013 and 2012, have fair values that approximate their carrying values.

Upon purchase, the Company categorizes debt securities as securities held to maturity, securities available for sale or trading securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as securities-held-to-maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity or trading securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, which is included in stockholders’ equity, net of deferred taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

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

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the original estimated useful lives of the assets, which are as follows:

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

Long-Lived Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market price of an asset group, a significant adverse change in the manner or extent in which an asset group is used, a current year operating loss combined with history of operating losses, or a current expectation that, more likely than not, a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company routinely evaluates its manufacturing footprint to assess its manufacturing capacity and cost of production in an effort to optimize production at its low-cost manufacturing facilities.

For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Recoverability of the carrying value of the asset group is determined by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group. If the carrying value of the asset group is not recoverable, an impairment loss is measured based on the excess of the carrying amount of asset group over the estimated fair value of the asset group. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated.

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $382, $393 and $1,957 for the years ended December 31, 2013, 2012 and 2011, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During its annual goodwill impairment assessment as of August 1, 2013, management estimated the value of the Company’s reporting units that carry goodwill using the income approach, which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the Market Approach was given a 40% weighting. During its annual goodwill impairment assessment for 2012 and 2011, management estimated the value of the Company’s reporting units using the discounted cash flow method. In 2012 the Company changed its goodwill assessment date from January 1, to August 1. Management concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the dates of the Company’s impairment tests for 2013, 2012 and 2011 and therefore no impairment charges were recorded.

Patents are amortized on a straight-line method over their remaining legal lives from the date of acquisition. Customer related intangible assets are amortized from the date of acquisition based on the estimated cash flows to be generated from the intangibles. The Company assesses the carrying value of patents and customer related intangible assets for impairment whenever events occur and circumstances change indicating potential impairment.

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

On September 13, 2013, the Department of the Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Sections 162, 167 and 263(a) of the Internal Revenue Code of 1986 as amended, apply to amounts paid to acquire, produce or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The Company has evaluated these regulations and determined that they will not have a material impact on its consolidated results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Product Warranties

The Company warrants that new railcars produced by it will be free from defects in material and workmanship under normal use identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials are covered only by the warranty provided by the original manufacturer. The Company establishes a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts are required to be reclassified to net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosure that provides additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of these changes had no impact on the consolidated financial position, results of operations or cash flows of the Company. (See Note 11)

Note 3 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of December 31, 2013 have remaining maturities of up to eleven months.

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$48	$—	$—	$48
U.S. treasury securities held to maturity	$38,988	$—	$—	$38,988
Restricted certificates of deposit	$4,605	$—	$—	$4,605

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$11,933	$—	$—	$11,933
U.S. treasury securities held to maturity	$41,978	$—	$—	$41,978

Note 4 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2013	2012
Work in progress	$43,643	$68,171
Finished new railcars	16,798	—
Used railcars acquired upon trade-in	105	105
Parts and service inventory	5,794	5,566

Total inventories	$66,340	$73,842

Inventory on the Company’s consolidated balance sheets includes reserves of $1,793 and $1,565 relating to excess or slow-moving inventory for parts and work in progress at December 31, 2013 and 2012, respectively.

Note 5 – Leased Railcars

Inventory on Lease at December 31, 2013 was $16,955 and at December 31, 2012 was $0. Railcars Available for Lease at December 31, 2013 was $36,110 (cost of $41,389 and accumulated depreciation of $5,279) and at December 31, 2012 was $43,435 (cost of $48,234 and accumulated depreciation of $4,799). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of December 31, 2013 and December 31, 2012. Depreciation expense on leased railcars was $1,169, $1,267 and $1,980 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Leased railcars at December 31, 2013 are subject to lease agreements with external customers with terms of up to eight years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2013 are as follows:

Year ending December 31, 2014	$3,985
Year ending December 31, 2015	1,313
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,257
Year ending December 31, 2018	668
Thereafter	1,377

$9,856

Note 6 – Restructuring and Impairment Charges

During the fourth quarter of 2013, the Company recorded restructuring and impairment charges of $10,452 which are reported as a separate line item on the Company’s consolidated statements of operations. These charges consisted of non-cash charges of $7,592 related to the Company’s idled Danville, Illinois manufacturing facility, $1,620 related to the Company’s closed railcar maintenance and repair shop in Clinton, Indiana, corporate severance charges of $1,119 and other charges of $121.

Although the Company is committed to maintaining its status as a market leader in coal car manufacturing and does not have plans to permanently close its Danville manufacturing facility, the current industry outlook for the coal car market remains soft. Based on the Company’s backlog for coal car orders as of December 31, 2013 and given the soft current industry outlook, the Company is unable to predict when its Danville manufacturing facility will resume operations and therefore tested the long-lived assets at the Danville facility for impairment as of December 31, 2013. The carrying values of property, plant and equipment at the Danville facility were reduced to their estimated fair market values, resulting in non-cash impairment charges of $7,024 for buildings and improvements and $568 for machinery and equipment for the year ended December 31, 2013. Fair market values were estimated using the market approach for items in which there is an active secondary market where recent sales of comparable assets exist. In instances where market data was available but deemed too incomplete to apply a complete market approach, the market relationship data available was used to adjust the cost approach analysis. In instances where market data was unavailable the cost approach analysis was used.

As part of the Company’s strategic initiative to improve the contribution of its Services business to the Company’s results of operations, management evaluated the long-term profitability of each of its railcar maintenance and repair shops during the fourth quarter of 2013. As a result of this analysis the Company decided to close its underperforming maintenance and repair shop in Clinton, Indiana. As a result of this decision the Company evaluated the recoverability of its long-lived assets and reduced the carrying values of property, plant and equipment to their estimated fair market values, resulting in non-cash impairment charges of $1,113 for buildings and improvements, $270 for machinery and equipment and $131 for land for the year ended December 31, 2013. The estimated fair market values represent estimated salvage values of buildings, equipment and rail at the facility and the estimated sales value for the associated land. The Company also recorded a non-cash impairment charge of $106 related to customer intangibles and recorded other charges of $121 related to the Clinton closure during the fourth quarter of 2013.

The Company revised its Corporate management reporting structure as part of the leadership transition following the retirement of the Company’s previous President and Chief Executive Officer during the fourth quarter of 2013, resulting in severance charges of $1,119 being recorded during the fourth quarter of 2013. Severance payments will be made during 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

The components of the restructuring and impairment charges for the year ended December 31, 2013, are as follows:

Impairment charge for Manufacturing segment land, building and equipment	$7,592
Impairment charge for Services segment land, building and equipment	1,514
Impairment charge for Services segment customer intangibles	106
Employee severance as a result of Corporate restructuring	1,119
Other charges related to Services segment impairment	121

Total restructuring and impairment charges	$10,452

Note 7 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2013	2012
Land (including easements)	$2,072	$2,203

Buildings and improvements	11,076	25,192
Leasehold improvements	5,483	5,350
Machinery and equipment	42,115	36,672
Software	9,089	8,383

Cost of buildings and improvements, leasehold improvements, machinery and equipment	67,763	75,597
Less: Accumulated depreciation and amortization	(31,406)	(39,269)

Buildings and improvements, leasehold improvements, machinery and equipment, net of accumulated depreciation and amortization	36,357	36,328
Construction in process	967	812

Total property, plant and equipment	$39,396	$39,343

The table above reflects the impairment charges to property, plant and equipment described in Note 6. Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $8,168, $6,393 and $6,208, respectively.

Note 8 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2013	2012
Patents	$13,097	$13,097
Accumulated amortization	(11,557)	(10,966)

Patents, net of accumulated amortization	1,540	2,131

Customer-related intangibles	1,194	1,300
Accumulated amortization	(362)	(213)

Customer-related intangibles, net of accumulated amortization	832	1,087

Total amortizing intangibles	$2,372	$3,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	December 31,
	2013	2012
Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

The fair value of customer-related intangibles was estimated using a discounted cash flow model which included assumptions concerning projected growth rates as well as historical customer attrition. Customer-related intangible assets are being amortized from the date of acquisition and have a remaining life of 17 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $149, $149 and $43 for the years ended December 31, 2013, 2012 and 2011, respectively. Customer-related intangibles in the table above reflect the impairment charges of $106 described in Note 6.

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition and have a weighted average remaining life of 3 years. Amortization expense related to patents, which is included in cost of sales, was $591 for the year ended December 31, 2013 and $590 for each of the years ended December 31, 2012 and 2011.

Estimated future intangible amortization at December 31, 2013 is as follows:

Year ending December 31, 2014	$719
Year ending December 31, 2015	698
Year ending December 31, 2016	457
Year ending December 31, 2017	91
Year ending December 31, 2018	73
Thereafter	334

$2,372

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2013, 2012 and 2011, are as follows:

	December 31,
	2013	2012	2011
Balance at the beginning of the year	$7,625	$7,795	$7,932
Current year provision	480	2,502	1,696
Reductions for payments, costs of repairs and other	(1,046)	(543)	(717)
Adjustments to prior warranties	(102)	(2,129)	(1,116)

Balance at the end of the year	$6,957	$7,625	$7,795

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 10 – Revolving Credit Facility

The Company entered into a new $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender, and cancelled its previous credit facility. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of December 31, 2013, the Company had no borrowings under the Revolving Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of December 31, 2013, the Company had $4,605 in outstanding letters of credit under the Revolving Credit Facility and therefore had $45,395 available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by its railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring a minimum consolidated net liquidity requirement of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

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

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Year ended December 31, 2013
Pension liability activity:
Actuarial gain	$10,168	$3,582	$6,586
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $470 and selling, general and administrative expenses of $54)	524	184	340
Postretirement liability activity:
Actuarial gain	5,448	1,919	3,529
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $578 and selling, general and administrative expenses of $34)	612	216	396
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $228 and selling, general and administrative expenses of $13)	241	85	156

	$16,993	$5,986	$11,007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	Pre-Tax	Tax	Net of Tax
Year ended December 31, 2012
Pension liability activity:
Actuarial loss	$(1,247)	$(472)	$(775)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $308 and selling, general and administrative expenses of $197)	505	191	314
Postretirement liability activity:
Actuarial loss	(6,054)	(2,296)	(3,758)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $353 and selling, general and administrative expenses of $21)	374	142	232
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $228 and selling, general and administrative expenses of $13)	241	91	150

	$(6,181)	$(2,344)	$(3,837)

Year ended December 31, 2011
Pension liability activity:
Actuarial loss	$(3,575)	$(1,372)	$(2,203)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $315 and selling, general and administrative expenses of $50)	365	140	225
Postretirement liability activity:
Actuarial loss	(1,032)	(397)	(635)
Reclassification adjustment for amortization of net loss (pre-tax cost of goods sales of $273 and selling, general and administrative expenses of $16)	289	111	178
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $228 and selling, general and administrative expenses of $13)	241	93	148
Change in foreign currency translation adjustments	(15)	—	(15)

	$(3,727)	$(1,425)	$(2,302)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2013	2012
Unrecognized pension cost, net of tax of $4,253 and $8,020	$(6,478)	$(13,404)
Unrecognized postretirement cost, net of tax of $5,406 and $7,626	(8,654)	(12,735)

	$(15,132)	$(26,139)

Note 12 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans that were established to provide benefits to certain employees. These plans are frozen and participants are no longer accruing benefits. The Company also provides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

A substantial portion of the Company’s postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees and is seeking declaratory relief to confirm the Company’s rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 15). The outcome of the pending litigation and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as was permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

Generally, contributions to the plans are not less than the minimum amounts required under ERISA and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2013 and 2012, are as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation—Beginning of year	$64,957	$62,403	$69,300	$65,061
Service cost	—	—	73	64
Interest cost	2,526	2,899	2,627	3,020
Actuarial (gain) loss	(6,278)	4,853	(5,448)	6,054
Benefits paid	(4,864)	(5,198)	(3,240)	(4,899)

Benefit obligation—End of year	56,341	64,957	63,312	69,300

Change in plan assets
Plan assets—Beginning of year	52,788	48,350	—	—
Return on plan assets	7,437	7,054	—	—
Employer contributions	183	2,582	3,240	4,899
Benefits paid	(4,864)	(5,198)	(3,240)	(4,899)

Plan assets at fair value—End of year	55,544	52,788	—	—

Funded status of plans—End of year	$(797)	$(12,169)	$(63,312)	$(69,300)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$48	$24	$—	$—
Current liabilities	—	—	(413)	(4,978)
Noncurrent liabilities	(845)	(12,193)	(62,899)	(64,322)

Net amount recognized at December 31	$(797)	$(12,169)	$(63,312)	$(69,300)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2013 and 2012, are as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Net actuarial loss	$10,731	$21,424	$13,535	$19,595
Prior service cost	—	—	525	766

	$10,731	$21,424	$14,060	$20,361

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is $204. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 are $353 and $241, respectively.

Components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011, are as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$—	$—	$—	$73	$64	$55
Interest cost	2,526	2,899	3,136	2,627	3,020	3,211
Expected return on plan assets	(3,546)	(3,448)	(3,797)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	241	241	241
Amortization of unrecognized net loss	524	505	365	612	374	289

Total net periodic (benefit) cost	$(496)	$(44)	$(296)	$3,553	$3,699	$3,796

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2013 and 2012, are as follows:

	2013		2012
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial (gain) loss	$(10,168)	$(5,448)	$1,247	$6,054
Amortization of net actuarial loss	(524)	(612)	(505)	(374)
Amortization of prior service cost	—	(241)	—	(241)

Total recognized in accumulated other comprehensive loss (gain)	$(10,692)	$(6,301)	$742	$5,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

The following benefit payments, which reflect expected future service, as appropriate, were expected to be paid as of December 31, 2013:

		Postretirement Benefits
	Pension Benefits	Salaried Retirees	Hourly Retirees(1)
2014	$4,439	$413	$—
2015	4,166	426	8,807
2016	3,861	407	4,224
2017	3,602	399	4,093
2018	3,534	389	3,966
2019 through 2023	17,426	1,921	18,135

(1)	The Company’s recorded postretirement benefit plan obligation assumes a continuation of these benefit payments for accounting purposes only. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation the actual postretirement benefit payments for hourly retirees, if any, are unknown at this time.

The Company expects to make $341 in contributions to its pension plans in 2014 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rates	4.91%	4.11%	4.75%	3.95%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.11%	4.90%	5.36%	3.95%	4.80%	5.26%
Expected return on plan assets	6.98%	7.28%	7.99%	N/A	N/A	N/A

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ weighted average asset allocations at December 31, 2013 and 2012, and target allocations for 2014, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2013	2012	2014
Asset Category
Cash and cash equivalents	1%	1%	0% - 5%
Equity securities	64%	56%	45% - 65%
Fixed income securities	31%	39%	30% - 50%
Real estate	4%	4%	4% - 6%

	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2013 and 2012:

Pension Plan Assets	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$17,468	$—	$—	$17,468
Large cap stock fund	21,575	—	—	21,575
Small cap stock fund	4,909	—	—	4,909
International fund	8,954	—	—	8,954
Real estate fund	2,306	—	—	2,306
Cash and cash equivalents	332	—	—	332

Total	$55,544	$—	$—	$55,544

Pension Plan Assets	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$20,562	$—	$—	$20,562
Large cap stock fund	16,163	—	—	16,163
Small cap stock fund	5,442	—	—	5,442
International fund	7,663	—	—	7,663
Real estate fund	2,274	—	—	2,274
Cash and cash equivalents	684	—	—	684

Total	$52,788	$—	$—	$52,788

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,465, $1,776 and $1,409 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 13 – Income Taxes

The (benefit) provision for income taxes for the periods indicated includes current and deferred components as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Current taxes
Federal	$—	$653	$6
State	14	2,371	754

	14	3,024	760

Deferred taxes
Federal	(11,554)	8,755	1,870
State	5,833	1,665	(2,552)

	(5,721)	10,420	(682)

Interest expense, gross of related tax effects	170	327	276

Total	$(5,537)	$13,771	$354

The (benefit) provision for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.5)%	5.4%	3.4%
Valuation allowance	9.0%	(2.0)%	3.8%
Goodwill	(3.4)%	(1.8)%	(11.5)%
Nondeductible expenses	0.4%	0.6%	2.9%
State rate and other changes on deferred taxes	8.8%	4.9%	(31.1)%
Uncertain tax positions	0.4%	0.1%	2.8%
Other	—	(0.3)%	1.4%

Effective income tax rate	(22.3)%	41.9%	6.7%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	December 31, 2013		December 31, 2012
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits—long-term	$23,055	$—	$31,656	$—
Intangible assets	—	(2,480)	—	(2,263)
Accrued workers’ compensation costs	1,067	—	1,059	—
Accrued warranty costs	3,072	—	3,515	—
Accrued rent	957	—	—	—
Accrued bonuses	—	—	1,273	—
Accrued vacation	633	—	657	—
Accrued contingencies	1,316	—	2,981	—
Accrued severance	490	—	294	—
Inventory valuation	3,102	—	1,784	—
Property, plant and equipment and railcars on operating leases	—	(12,396)	—	(17,810)
Deferred revenue	1,077	—	—	—
Net operating loss carryforwards	14,059	—	9,804	—
Credit carryforward	709	—	722	—
Stock-based compensation expense	2,506	—	2,084	—
Other	224	—	—	(155)

	52,267	(14,876)	55,829	(20,228)
Valuation allowance	(6,616)	—	(4,582)	—

Deferred tax assets (liabilities)	$45,651	$(14,876)	$51,247	$(20,228)

Increase (decrease) in valuation allowance	$2,034		$(1,489)

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

The railcar market has an established history of cyclicality based on significant swings in customer demand. Industry projections forecast this trend to continue, with the decrease in demand in 2013 to be followed by a recovery in demand continuing for several years. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain pretax state net operating loss carryforwards of $117,634, which will expire between 2015 and 2033, of which $103,608 have a full valuation allowance recorded. In addition to the state valuation allowances, the Company has also provided a full valuation allowance against net operating losses associated with the foreign jurisdictions in which it operates. The losses associated with these jurisdictions will begin to expire in 2014. The Company has federal net operating loss carryforwards of $20,702 which will expire between 2030 and 2033.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	2013	2012	2011
Beginning of year balance	$2,172	$2,225	$2,144
Increases in prior period tax positions	—	—	92
Decreases in prior period tax positions	—	—	(11)
Decreases relating to expiring statutes of limitations	—	(53)	—

End of year balance	$2,172	$2,172	$2,225

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $1,924, $1,924 and $1,978 as of December 31, 2013, 2012 and 2011, respectively. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $96 of expense (net of a federal tax benefit of $75), $82 of expense (net of a federal tax benefit of $69) and $95 of expense (net of a federal tax benefit of $74) related to interest and penalties for the years ended December 31, 2013, 2012 and 2011, respectively. The Company records interest and penalties within tax (benefit) expense. Such expenses brought the balance of accrued interest and penalties to $1,745, $1,575 and $1,424 at December 31, 2013, 2012 and 2011, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open To Examination
U.S. Federal	2010
States:
Pennsylvania	2000
Texas	2008
Illinois	2009
Virginia	2010
Colorado	2010
Indiana	2010
Nebraska	2010
Foreign:
India	2008
Mauritius	2009

Note 14 – Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “Incentive Plan”), was approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plan is intended to provide incentives to attract, retain and motivate employees and directors, to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals. The Company believes that the Incentive Plan promotes the creation of long-term value for its stockholders by better aligning the interests of its employees and directors with those of its stockholders. The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan will terminate as to future awards on May 17, 2023. Under the Incentive Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 1,128,676 were available for issuance at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

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

Grant date fair values of stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value Per Share
2013	1/14/2013	6 years	51.36%	0.98%	0.78%	$10.70
2013	1/18/2013	6 years	51.38%	0.99%	0.77%	$10.82
2013	5/1/2013	6 years	51.43%	1.19%	0.65%	$8.79
2013	10/4/2013	6 years	51.46%	1.17%	1.41%	$9.03
2012	1/12/2012	6 years	50.86%	0%	0.84%	$11.23
2011	1/13/2011	6 years	49.74%	0%	1.93%	$14.61
2011	10/3/2011	6 years	49.83%	0%	0.87%	$6.61

Stock-based compensation expense of $2,289, $1,703 and $2,189 is included within selling, general and administrative expense for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized on the consolidated statements of operations for share-based compensation arrangements was $806, $653 and $827 for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the Company’s stock options activity and related information at December 31, 2013 and 2012, and changes during the years then ended, is presented below:

	December 31,
	2013		2012
	Options Outstanding	Weighted- Average Exercise Price (per share)	Options Outstanding	Weighted- Average Exercise Price (per share)
Outstanding at the beginning of the year	553,248	$23.79	440,780	$24.20
Granted	176,710	22.75	179,500	23.40
Exercised	(11,498)	16.82	—	—
Forfeited or expired	(56,412)	25.76	(67,032)	25.48

Outstanding at the end of the year	662,048	$23.46	553,248	$23.79

Exercisable at the end of the year	418,858	$23.49	325,917	$23.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2013, 2012 and 2011, was $10.04, $11.23 and $13.98, respectively.

A summary of the Company’s stock options outstanding as of December 31, 2013 is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding	662,048	7.3	$23.46	$2,699
Vested or expected to vest	645,849	7.2	$23.45	$2,655
Options exercisable	418,858	6.4	$23.49	$1,844

The intrinsic value of stock options exercised during the year ended December 31, 2013 was $72. Cash received from exercise of stock options during the year ended December 31, 2013 was $193. There were no stock options exercised during the year ended December 31, 2012. As of December 31, 2013, there was $1,466 of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period of 33 months.

A summary of the Company’s nonvested restricted shares as of December 31, 2013 and 2012, and changes during the years then ended is presented below:

	December 31,
	2013		2012
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the year	40,275	$22.70	28,526	$27.06
Granted	72,635	22.47	32,982	21.37
Vested	(28,777)	22.77	(19,365)	26.55
Forfeited	(9,986)	23.05	(1,868)	25.72

Nonvested at the end of the year	74,147	$22.40	40,275	$22.70

Expected to vest	67,118	$21.98	35,900	$22.28

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2013, 2012 and 2011, was $22.47, $21.37 and $29.30, respectively. The fair value of stock awards vested during the years ended December 31, 2013, 2012 and 2011, was $612, $425 and $566, respectively, based on the value at vesting date. As of December 31, 2013, there was $894 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 31 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

On July 8, 2013, the Company filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the Northern District of Illinois, Eastern Division (the “Illinois Court”). The case names as defendants the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Services Workers International Union, AFL-CIO, CLC (the “USW”), as well as approximately 650 individual Retiree Defendants (as defined in the Complaint), and was assigned Case No 1:13-cv-4889.

As described in the Complaint, pursuant to the 2005 Settlement Agreement among the Company, the USW and the Retiree Defendants, the Company agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of the Company’s employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, the Company could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for the Company’s contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. The Company engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. The Company terminated, effective November 1, 2013, its contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and is seeking declaratory relief to confirm its rights under the Employee Retirement Income Security Act of 1974, as amended, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

On July 9, 2013, the USW and certain Retiree Defendants (collectively, the “Pennsylvania Plaintiffs”) filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. The complaint filed with the Pennsylvania Court alleges that the Company does not have the right to terminate welfare benefits previously provided to the Retiree Defendants and requests, among other relief, entry of a judgment finding that the Retiree Defendants have a vested right to specified welfare benefits.

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied the Company’s motion to dismiss, and on January 16, 2014, the Illinois Court transferred the Company’s case to the Pennsylvania Court. On January 31, 2014, the Company filed a motion to consolidate both cases before the Pennsylvania Court. The Pennsylvania Court has not yet ruled on this motion.

On September 5, 2013, the Pennsylvania Plaintiffs and certain putative class representatives filed a Plaintiffs’ Motion for Temporary Restraining Order and Preliminary Injunction (the “TRO Motion”) with the Pennsylvania Court. In the TRO Motion, the plaintiffs requested that the Pennsylvania Court enter an injunction requiring the Company to continue to make monthly contributions at the same rate established by the 2005 Settlement Agreement until the parties’ dispute is fully adjudicated on the merits. The Pennsylvania Court has not yet ruled on the TRO Motion.

On February 18, 2014, the Pennsylvania Plaintiffs filed a motion with the Pennsylvania Court seeking summary judgment as to the Company’s liability. The Company filed a procedural motion in opposition to the summary judgment motion. The Pennsylvania Court has not yet ruled as to whether the summary judgment motion may proceed at this juncture in the case.

The Company has recorded postretirement benefit plan obligations, a substantial portion of which relates to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 12).

On September 29, 2008, Bral Corporation, a supplier of certain railcar parts to the Company, filed a complaint against the Company in the U.S. District Court for the Western District of Pennsylvania (the “Pennsylvania Lawsuit”). The complaint alleged that the Company breached an exclusive supply agreement with Bral by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

purchasing parts from CMN Components, Inc. (“CMN”) and sought damages in an unspecified amount, attorneys’ fees and other legal costs. On December 14, 2007, Bral sued CMN in the U.S. District Court for the Northern District of Illinois, alleging among other things that CMN interfered in the business relationship between Bral and the Company (the “Illinois Lawsuit”) and seeking damages in an unspecified amount, attorneys’ fees and other legal costs. On October 22, 2008, the Company entered into an Assignment of Claims Agreement with CMN under which CMN assigned to the Company its counterclaims against Bral in the Illinois Lawsuit and the Company agreed to defend and indemnify CMN against Bral’s claims in that lawsuit. On March 4, 2013, Bral Corporation and the Company agreed to settle the Illinois Lawsuit and the Pennsylvania Lawsuit. The settlement resulted in a $3,884 reduction in litigation reserves, which favorably impacted the Company’s results of operations for the year ended December 31, 2013.

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

Future minimum lease payments at December 31, 2013 are as follows:

2014	$10,305
2015	10,019
2016	9,085
2017	8,775
2018	8,850
Thereafter	35,687

$82,721

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2013, 2012 and 2011, was approximately $8,893, $3,306 and $2,812, respectively.

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars and at December 31, 2013, these purchase commitments totaled $166. The Company expects to take delivery of such materials during 2014.

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2013, the Company had purchase commitments under these agreements as follows:

2014	$—
2015	6,395
2016	9,592
2017	9,592
2018	—
Thereafter	—

$25,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Purchases related to these agreements were approximately $19,273, $30,467 and $14,956 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 17 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding	11,954,238	11,932,926	11,916,292
Dilutive effect of employee stock options and restricted share awards	—	36,441	45,904

Weighted average diluted common shares outstanding	11,954,238	11,969,367	11,962,196

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Company had a net loss for the year ended December 31, 2013, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the years ended December 31, 2013, 2012 and 2011, 737,473, 413,469 and 442,656 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended December 31,
	2013	2012	2011
New railcar revenues	$103,543	$565,244	$444,810
Rebuild railcar revenues	142,977	66,508	—
Used railcar sales	1,238	6,177	2,772
Parts sales	10,825	9,042	10,610
Leasing revenues	5,776	6,118	5,468
Maintenance and repair revenues	24,866	23,429	22,643
Other sales	1,168	931	683

	$290,393	$677,449	$486,986

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 45%, 12% and 6%, respectively, of revenues for the year ended December 31, 2013. Sales to the Company’s top three customers accounted for 28%, 22% and 14%, respectively, of revenues for the year ended December 31, 2012. Sales to the Company’s top three customers accounted for 52%, 24% and 5%, respectively, of revenues for the year ended December 31, 2011. The Company’s sales to customers outside the United States were $21,421, $48,265 and $24,343 in 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

Note 19 – Labor Agreements

A collective bargaining agreement at one of the Company’s facilities that covers approximately 17% and 10% of the Company’s active labor force at December 31, 2013 and 2012, respectively, expires on March 31, 2017.

A collective bargaining agreement at a facility that was idled during 2013 expires on October 31, 2018 and covered approximately 31% of the Company’s active labor force at December 31, 2012.

Note 20 – Selected Quarterly Financial Data (Unaudited)

(Dollar amounts in thousands except per share data)

Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$87,615	$47,109	$75,946	$79,723
Gross profit	4,969	2,277	6,182	(203)
Net loss attributable to FreightCar America (1)	(2,644)	(3,438)	(926)	(12,287)
Net loss per common share attributable to FreightCar America—basic	$(0.22)	$(0.29)	$(0.08)	$(1.03)
Net loss per common share attributable to FreightCar America—diluted	$(0.22)	$(0.29)	$(0.08)	$(1.03)
2012
Revenues	$219,066	$181,206	$160,598	$116,579
Gross profit	23,731	17,043	16,092	8,120
Net income (loss) attributable to FreightCar America	9,734	5,563	4,757	(959)
Net income (loss) per common share attributable to FreightCar America—basic	$0.82	$0.47	$0.40	$(0.08)
Net income (loss) per common share attributable to FreightCar America—diluted	$0.81	$0.46	$0.40	$(0.08)

[1]	Results for the fourth quarter of 2013 include restructuring and impairment charges of $10,452 (see Note 6 for a description of these charges).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

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

	Year Ended December 31,
	2013	2012	2011
Revenues:
Manufacturing	$253,777	$644,012	$453,060
Services	36,616	33,437	33,926

Consolidated Revenues	$290,393	$677,449	$486,986

Operating (Loss) Income:
Manufacturing	$(3,361)	$58,272	$25,912
Services	1,161	2,123	3,651
Corporate	(21,887)	(27,156)	(24,050)

Consolidated Operating (Loss)Income	(24,087)	33,239	5,513
Consolidated interest expense and deferred financing costs	(809)	(384)	(226)
Consolidated other income	64	11	6

Consolidated (Loss) Income Before Income Taxes	$(24,832)	$32,866	$5,293

Depreciation and Amortization:
Manufacturing	$6,485	$4,973	$5,709
Services	2,073	2,088	1,939
Corporate	1,519	1,337	1,173

Consolidated Depreciation and Amortization	$10,077	$8,398	$8,821

Capital Expenditures:
Manufacturing	$15,835	$7,165	$800
Services	329	1,436	561
Corporate	1,153	487	469

Consolidated Capital Expenditures	$17,317	$9,088	$1,830

	December 31, 2013	December 31, 2012
Assets:
Manufacturing	$161,221	$165,090
Services	21,026	24,230
Corporate	203,571	167,266

Total Operating Assets	385,818	356,586
Consolidated income taxes receivable	1,126	960
Consolidated deferred income taxes, current	11,017	12,079
Consolidated deferred income taxes, long-term	19,758	18,940

Consolidated Assets	$417,719	$388,565

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2013 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2013.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

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

FREIGHTCAR AMERICA, INC.

Date: March 14, 2014	By:	/S/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH E. MCNEELY Joseph E. McNeely	President and Chief Executive Officer (principal executive officer) and Director	March 14, 2014

/S/ CHARLES F. AVERY, JR. Charles F. Avery, Jr.	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 14, 2014

/S/ JOSEPH J. MALIEKEL Joseph J. Maliekel	Vice President and Corporate Controller (principal accounting officer)	March 14, 2014

/S/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 14, 2014

/S/ JAMES D. CIRAR James D. Cirar	Director	March 14, 2014

/S/ THOMAS A. MADDEN Thomas A. Madden	Director	March 14, 2014

/S/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 14, 2014

/S/ S. CARL SODERSTROM, JR. S. Carl Soderstrom	Director	March 14, 2014

/S/ ROBERT N. TIDBALL Robert N. Tidball	Director	March 14, 2014

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$299	$—	$(78)	$221
Deferred tax assets valuation allowance	4,582	2,034	—	6,616
Inventory reserve	1,565	697	(469)	1,793
Year Ended December 31, 2012
Allowance for doubtful accounts	$19	$280	$—	$299
Deferred tax assets valuation allowance	6,071	—	(1,489)	4,582
Inventory reserve	1,508	954	(897)	1,565
Year Ended December 31, 2011
Allowance for doubtful accounts	$216	$—	$(197)	$19
Deferred tax assets valuation allowance	5,623	448	—	6,071
Inventory reserve	913	776	(181)	1,508

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 7, 2010, by and among FreightCar Rail Services, LLC, FreightCar America, Inc., Cornhusker Railways, LLC, DTE Rail Services, Inc. and DTE Energy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated January 26, 2010 by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2010).

10.2	Transition Agreement dated April 30, 2013 by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Amended Transition Agreement dated October 3, 2013 by and between FreightCar America, Inc. and Edward J. Whalen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.5	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.6	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.7	Letter agreement regarding Terms of Employment dated July 9, 2013 by and between FreightCar America, Inc. and Charles F. Avery, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2013)

10.8	Letter agreement regarding Terms of Employment dated December 13, 2012 by and between FreightCar America, Inc. and Kathleen M. Boege (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2013).

10.9	Letter agreement regarding Terms of Employment dated September 15, 2011 by and between FreightCar America, Inc. and Terrence G. Heidkamp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2011)

10.10	Employment agreement of Thomas P. McCarthy dated as of June 4, 2007, by and between FreightCar America, Inc. and Thomas P. McCarthy (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.11	Amendment to employment agreement of Thomas P. McCarthy dated as of December 29, 2008. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.12	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.13	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.14	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.15	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.16	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.17	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.18	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.19	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.20	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2012).*

10.21	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.22	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.23	Credit Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.24	Security and Pledge Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.25	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009).

10.26	Amendment of the FreightCar America, Inc. Executive Severance Plan dated December 4, 2012 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.27	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.28	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.29	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.