Form 10-Q
period 2014-03-31
FreightCar America, Inc.
filed 2014-05-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 30, 2014, there were 12,056,415 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$83,820	$145,506
Restricted cash and restricted certificates of deposit	5,227	7,780
Marketable securities	53,989	38,988
Accounts receivable, net of allowance for doubtful accounts of $303 and $221, respectively	8,700	4,034
Inventories, net	83,152	66,340
Inventory on lease	25,676	16,955
Other current assets	8,523	6,768
Deferred income taxes, net	11,017	11,017

Total current assets	280,104	297,388
Property, plant and equipment, net	39,219	39,396
Railcars available for lease, net	35,850	36,110
Goodwill	22,128	22,128
Deferred income taxes, net	24,585	19,758
Other long-term assets	3,050	2,939

Total assets	$404,936	$417,719

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$20,059	$16,016
Accrued payroll and employee benefits	4,516	3,981
Accrued postretirement benefits	413	413
Accrued warranty	7,039	6,957
Customer deposits	80,898	91,771
Customer advance	18,896	19,037
Other current liabilities	6,349	9,053

Total current liabilities	138,170	147,228
Accrued pension costs	540	845
Accrued postretirement benefits, less current portion	63,558	62,899
Accrued taxes and other long-term liabilities	7,216	4,212

Total liabilities	209,484	215,184

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2014 and December 31, 2013	127	127
Additional paid in capital	99,262	99,265
Treasury stock, at cost, 675,700 and 682,264 shares at March 31, 2014 and December 31, 2013, respectively	(30,511)	(30,970)
Accumulated other comprehensive loss	(14,999)	(15,132)
Retained earnings	141,573	149,245

Total stockholders’ equity	195,452	202,535

Total liabilities and stockholders’ equity	$404,936	$417,719

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Revenues	$56,086	$87,615
Cost of sales	59,238	82,646

Gross (loss) profit	(3,152)	4,969
Selling, general and administrative expenses	8,403	4,431
Gain on sale of railcars available for lease	(14)	(14)

Operating (loss) income	(11,541)	552
Interest expense and deferred financing costs	(286)	(98)
Other income	28	14

Income (loss) before income taxes	(11,799)	468
Income tax (benefit) provision	(4,850)	3,112

Net loss	$(6,949)	$(2,644)

Net loss per common share – basic	$(0.58)	$(0.22)

Net loss per common share – diluted	$(0.58)	$(0.22)

Weighted average common shares outstanding – basic	11,989,527	11,943,423

Weighted average common shares outstanding – diluted	11,989,527	11,943,423

Dividends declared per common share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net loss	$(6,949)	$(2,644)

Other comprehensive income:
Pension liability adjustments, net of tax	34	85
Postretirement liability adjustments, net of tax	99	138

Other comprehensive income	133	223

Comprehensive loss	$(6,816)	$(2,421)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

			Additional Paid In Capital			Accumulated Other		Total
	Common Stock			Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount		Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331

Net loss	—	—	—	—	—	—	(2,644)	(2,644)
Other comprehensive income	—	—	—	—	—	223	—	223
Restricted stock awards	—	—	(2,281)	49,740	2,281	—	—	—
Employee restricted stock settlement	—	—	—	(2,212)	(54)	—	—	(54)
Forfeiture of restricted stock awards	—	—	48	(2,216)	(48)	—	—	—
Stock-based compensation recognized	—	—	498	—	—	—	—	498
Cash dividends	—	—	—	—	—	—	(722)	(722)

Balance, March 31, 2013	12,731,678	$127	$98,667	(706,855)	$(32,309)	$(25,916)	$168,063	$208,632

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535

Net loss	—	—	—	—	—	—	(6,949)	(6,949)
Other comprehensive income	—	—	—	—	—	133	—	133
Stock options exercised	—	—	(119)	5,400	245	—	—	126
Restricted stock awards	—	—	(424)	9,400	424	—	—	—
Employee restricted stock settlement	—	—	—	(8,236)	(210)	—	—	(210)
Stock-based compensation recognized	—	—	540	—	—	—	—	540
Cash dividends	—	—	—	—	—	—	(723)	(723)

Balance, March 31, 2014	12,731,678	$127	$99,262	(675,700)	$(30,511)	$(14,999)	$141,573	$195,452

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net loss	$(6,949)	$(2,644)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	2,494	2,223
Gain on sale of railcars available for lease	(14)	(14)
Other non-cash items, net	438	(242)
Deferred income taxes	(4,899)	2,888
Stock-based compensation recognized	540	498
Changes in operating assets and liabilities:
Accounts receivable	(4,666)	2,204
Inventories	(17,047)	(1,745)
Inventory on lease	(8,721)	—
Other assets	(1,070)	(173)
Accounts and contractual payables	3,644	(15,004)
Accrued payroll and employee benefits	535	(3,108)
Income taxes receivable/payable	115	345
Accrued warranty	82	(157)
Customer deposits and other current liabilities	(10,595)	(7,545)
Deferred revenue, non-current	(7)	(15)
Accrued pension costs and accrued postretirement benefits	487	(549)

Net cash flows used in operating activities	(45,633)	(23,038)

Cash flows from investing activities
Restricted cash deposits	—	(2,039)
Restricted cash withdrawals	2,553	13,770
Purchase of securities held to maturity	(20,993)	(8,995)
Proceeds from securities held to maturity	6,000	9,000
Proceeds from sale of property, plant and equipment and railcars available for lease	50	—
Purchases of property, plant and equipment	(2,511)	(13,354)

Net cash flows used in investing activities	(14,901)	(1,618)

Cash flows from financing activities
Stock option exercise	126	—
Employee restricted stock settlement	(210)	(54)
Cash dividends paid to stockholders	(723)	(722)
Repayment of customer advance	(345)	—

Net cash flows used in financing activities	(1,152)	(776)

Net decrease in cash and cash equivalents	(61,686)	(25,432)
Cash and cash equivalents at beginning of period	145,506	98,509

Cash and cash equivalents at end of period	$83,820	$73,077

Supplemental cash flow information:
Interest paid	$16	$56

Income taxes paid	$—	$—

Income tax refunds received	$—	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America, LLC (“JA LLC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC (“FCR”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“Short Line”) and FreightCar Alabama, LLC (“FCAL”) (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repairs. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2013 year-end balance sheet data was derived from the audited financial statements as of December 31, 2013. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Note 3 – Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity; (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting discontinued operations and expands disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations should be presented as discontinued operations when the component of an entity or group of components of an entity is classified as held for sale or is disposed of by sale or other means. Examples include a disposal of operations in a major geographic area, a major line of business or a major equity method investment. This standard is effective prospectively for reporting periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The adoption of these changes is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Note 4 – Segment Information

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Services segment includes general railcar repair and maintenance, inspections and parts sales. Corporate includes selling, general and administrative expenses not related to production of goods and services, retiree pension and other postretirement benefit costs, and all other non-operating activity.

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

	Three Months Ended March 31,
	2014	2013
Revenues:
Manufacturing	$48,002	$77,722
Services	8,084	9,893

Consolidated revenues	$56,086	$87,615

Operating (loss) income:
Manufacturing	$(5,034)	$2,092
Services	(340)	1,289
Corporate	(6,167)	(2,829)

Consolidated operating (loss) income	(11,541)	552
Consolidated interest expense and deferred financing costs	(286)	(98)
Consolidated other income	28	14

Consolidated income (loss) before income taxes	$(11,799)	$468

Depreciation and amortization:
Manufacturing	$1,671	$1,365
Services	411	520
Corporate	412	338

Consolidated depreciation and amortization	$2,494	$2,223

Capital expenditures:
Manufacturing	$2,242	$12,709
Services	175	526
Corporate	94	119

Consolidated capital expenditures	$2,511	$13,354

	March 31, 2014	December 31, 2013
Assets:
Manufacturing	$191,793	$161,221
Services	22,141	21,026
Corporate	154,274	203,571

Total operating assets	368,208	385,818
Consolidated income taxes receivable	1,126	1,126
Consolidated deferred income taxes, current	11,017	11,017
Consolidated deferred income taxes, long-term	24,585	19,758

Consolidated assets	$404,936	$417,719

Note 5 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of March 31, 2014 have remaining maturities of up to nine months.

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

	As of March 31, 2014
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$51	$—	$—	$51
U.S. Treasury securities held to maturity	$53,989	$—	$—	$53,989
Restricted certificates of deposit	$4,605	$—	$—	$4,605

	As of December 31, 2013
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$48	$—	$—	$48
U.S. Treasury securities held to maturity	$38,988	$—	$—	$38,988
Restricted certificates of deposit	$4,605	$—	$—	$4,605

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31, 2014	December 31, 2013
Work in progress	$59,022	$43,643
Finished new railcars	18,135	16,798
Used railcars acquired upon trade-in	105	105
Parts and service inventory	5,890	5,794

Total inventories	$83,152	$66,340

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,847 and $1,793 relating to excess or slow-moving inventory for parts and work in progress at March 31, 2014 and December 31, 2013, respectively.

Note 7 – Leased Railcars

Inventory on lease was $25,676 and $16,955 at March 31, 2014 and December 31, 2013, respectively. Railcars available for lease, net at March 31, 2014 was $35,850 (cost of $41,389 and accumulated depreciation of $5,539) and at December 31, 2013 was $36,110 (cost of $41,389 and accumulated depreciation of $5,279). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of March 31, 2014 and December 31, 2013.

Leased railcars at March 31, 2014 are subject to lease agreements with external customers with terms of up to seven years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at March 31, 2014 are as follows:

Nine months ending December 31, 2014	$3,607
Year ending December 31, 2015	1,344
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,198
Year ending December 31, 2018	551
Thereafter	1,239

$9,195

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2014	December 31, 2013
Buildings and improvements	$10,515	$11,076
Machinery and equipment	43,458	42,115
Software	8,126	9,089
Leasehold improvements	5,483	5,483

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	67,582	67,763
Less: Accumulated depreciation and amortization	(32,714)	(31,406)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	34,868	36,357
Land (including easements)	1,976	2,072
Construction in process	2,375	967

Total property, plant and equipment, net	$39,219	$39,396

As part of the Company’s strategic initiative to improve the contribution of its Services business to the Company’s results of operations, management evaluated the long-term profitability of each of its railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close its underperforming maintenance and repair shop in Clinton, Indiana. The estimated fair market values, representing the estimated salvage values of buildings, equipment and rail at the facility and the estimated sales value of the associated land, are categorized as held for sale and are included in other current assets in the condensed consolidated balance sheet as of March 31, 2014.

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
Patents	$13,097	$13,097
Accumulated amortization	(11,705)	(11,557)

Patents, net of accumulated amortization	1,392	1,540

Customer-related intangibles	1,194	1,194
Accumulated amortization	(394)	(362)

Customer-related intangibles, net of accumulated amortization	800	832

Total amortizing intangibles	$2,192	$2,372

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is three years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended March 31, 2014 and 2013. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 17 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $32 and $37 for the three months ended March 31, 2014 and 2013, respectively.

The estimated future intangible amortization at March 31, 2014 is as follows:

Nine months ending December 31, 2014	$539
Year ending December 31, 2015	698
Year ending December 31, 2016	457
Year ending December 31, 2017	91
Year ending December 31, 2018	73
Thereafter	334

$2,192

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Balance at the beginning of the period	$6,957	$7,625
Provision for warranties issued during the period	202	161
Reductions for payments, cost of repairs and other	(120)	(310)
Adjustments to prior warranties	—	(8)

Balance at the end of the period	$7,039	$7,468

Note 11 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of March 31, 2014, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of March 31, 2014, the Company had $4,605 in outstanding letters of credit under the Revolving Credit Facility and therefore had $45,395 available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2013, the Company had $4,605 in outstanding letters of credit under the Revolving Credit Facility and therefore had $45,395 available for borrowing under the Revolving Credit Facility. As of December 31, 2013, the Company had no borrowings under the Revolving Credit Facility.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended March 31, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $44 and selling, general and administrative expenses of $9)	$53	$19	$34
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $83 and selling, general and administrative expenses of $10)	93	33	60
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $53 and selling, general and administrative expenses of $7)	60	21	39

	$206	$73	$133

Three months ended March 31, 2013
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $118 and selling, general and administrative expenses of $13)	$131	$46	$85
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $146 and selling, general and administrative expenses of $8)	154	55	99
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $57 and selling, general and administrative expenses of $3)	60	21	39

	$345	$122	$223

The components of accumulated other comprehensive loss consist of the following:

	March 31, 2014	December 31, 2013
Unrecognized pension cost, net of tax of $4,235 and $4,253	$(6,444)	$(6,478)
Unrecognized postretirement cost, net of tax of $5,352 and $5,406	(8,555)	(8,654)

	$(14,999)	$(15,132)

Note 13 – Stock-Based Compensation

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

Total stock-based compensation for the three months ended March 31, 2014 and 2013, was $540 and $498, respectively.

As of March 31, 2014, there was $4,024 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 35 months.

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

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014	2013
Pension Benefits
Interest cost	$661	$632
Expected return on plan assets	(905)	(887)
Amortization of unrecognized net loss	53	131

	$(191)	$(124)

	Three Months Ended March 31,
	2014	2013
Postretirement Benefit Plan
Service cost	$16	$18
Interest cost	750	657
Amortization of prior service cost	60	60
Amortization of unrecognized net loss	93	154

	$919	$889

The Company made contributions of $61 and $0 to the Company’s defined benefit pension plans for the three months ended March 31, 2014 and 2013, respectively. The Company expects to make $341 in contributions (including contributions already made) to its pension plans in 2014 to meet its minimum funding requirements.

The Company made payments to the Company’s postretirement benefit plan of $106 and $1,192 for the three months ended March 31, 2014 and 2013, respectively. The Company expects to make $407 in contributions (including contributions already made) to its postretirement benefit plan in 2014 for salaried retirees. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $312 and $548 for the three months ended March 31, 2014 and 2013, respectively.

Note 15 – Contingencies

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

As described in the Complaint, pursuant to the 2005 Settlement Agreement among the Company, the USW and the Retiree Defendants, the Company agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of the Company’s employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, the Company could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for the Company’s contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. The Company engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. The Company terminated, effective November 1, 2013, its contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and is seeking declaratory relief to confirm its rights under the ERISA to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied the Company’s motion to dismiss and, on January 16, 2014, the Illinois Court transferred the Company’s case to the Pennsylvania Court. On January 31, 2014, the Company filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only.

On September 5, 2013, the Pennsylvania Plaintiffs and certain putative class representatives filed a Plaintiffs’ Motion for Temporary Restraining Order and Preliminary Injunction (the “TRO Motion”) with the Pennsylvania Court. In the TRO Motion, the plaintiffs requested that the Pennsylvania Court enter an injunction requiring the Company to continue to make monthly contributions at the same rate established by the 2005 Settlement Agreement until the parties’ dispute is fully adjudicated on the merits. Following entry of the Initial Procedural Order, the Pennsylvania Court denied the TRO Motion without prejudice.

On February 18, 2014, the Pennsylvania Plaintiffs filed a motion with the Pennsylvania Court seeking summary judgment as to the Company’s liability. The Company filed a procedural motion in opposition to the summary judgment motion. Following entry of the Initial Procedural Order, the Pennsylvania Plaintiffs withdrew their summary judgment motion.

The Company has recorded postretirement benefit plan obligations, a substantial portion of which relates to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 14).

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

Future minimum lease payments at March 31, 2014 are as follows:

Nine months ending December 31, 2014	$7,725
Year ending December 31, 2015	10,022
Year ending December 31, 2016	9,088
Year ending December 31, 2017	8,778
Year ending December 31, 2018	8,852
Thereafter	35,688

$80,153

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended March 31, 2014 and 2013, was approximately $2,338 and $1,822, respectively.

The Company is party to non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At March 31, 2014, the Company had purchase commitments under these agreements as follows:

Nine months ending December 31, 2014	$2,889
Year ending December 31, 2015	6,395
Year ending December 31, 2016	9,592
Year ending December 31, 2017	9,593
Year ending December 31, 2018	—
Thereafter	—

$28,469

Note 17 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding	11,989,527	11,943,423
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	11,989,527	11,943,423

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. Because the Company had a net loss for each of the three months ended March 31, 2014 and 2013, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the three months ended March 31, 2014 and 2013, 824,363 and 664,112 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Income Taxes

The Company’s income tax benefit was $4,850 for the three months ended March 31, 2014 compared to an income tax provision of $3,112 for the three months ended March 31, 2013. The Company’s effective tax rate for the three months ended March 31, 2014 was 41.1% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 6.5% blended state tax rate and (0.4)% for the effect of other differences. The income tax provision for the three months ended March 31, 2013 included a provision of $1,354 resulting from applying changes in effective state tax rates on the Company’s deferred tax balances. The addition of the Company’s Shoals facility changed the mix of income from states in which it operates, resulting in changes in the Company’s estimated state tax apportionment and effective state tax rates during the first quarter of 2013. Additionally, projected taxable income in certain states in which the Company operates may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision for the three months ended March 31, 2013 also includes the recognition of a valuation allowance of $2,503 against deferred tax assets related to net operating loss carryforwards in certain states in which the Company operates. These discrete tax provisions during the first quarter of 2013 were partially offset by $891 of discrete tax benefits recorded during the quarter associated with tax-deductible goodwill. Excluding these discrete items, the Company’s forecasted full-year effective tax rate applied against pre-tax income for the three months ended March 31, 2013 was 25.9%.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, the Shoals facility allows us to produce a broader variety of railcars in a cost-effective and efficient manner. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production will continue to ramp up during 2014. Our Danville facility is currently idle but is expected to resume production by the end of the second quarter of 2014. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. FCRS has repair and maintenance facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. As of March 31, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $61.5 million. Our primary customers are railroads, financial institutions and shippers.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes railcar repair and maintenance and parts sales. Corporate includes administrative activities and all other non-operating activities.

Total orders for railcars in the first quarter of 2014 were 1,654 units, all of which were new railcars, compared to 274 units, consisting of 174 new railcars and 100 rebuilt railcars, ordered in the first quarter of 2013. Our order activity for the first quarter of 2014 includes an order for 1,500 new coal cars. Railcar deliveries totaled 753 units, consisting of 288 new railcars, 390 rebuilt railcars and 75 leased railcars delivered, in the first quarter of 2014 compared to 1,073 units delivered, consisting of 448 new railcars and 625 rebuilt railcars, in the first quarter of 2013. Railcar deliveries for the first quarter of 2014 were negatively impacted by lost production days due to extreme winter weather conditions at the Company’s Roanoke, Virginia and Cherokee, Alabama manufacturing facilities and key component suppliers. Total backlog of unfilled orders was 7,727 units, consisting of 4,437 new railcars and 3,290 rebuilt railcars, at March 31, 2014, compared to 6,826 units, consisting of 3,071 new railcars, 3,680 rebuilt railcars and 75 leased railcars, at December 31, 2013. The estimated sales value of the backlog is $596 million and $492 million, respectively, as of March 31, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenues

Our consolidated revenues for the three months ended March 31, 2014 were $56.1 million compared to $87.6 million for the three months ended March 31, 2013. Manufacturing segment revenues for the first quarter of 2014 were $48.0 million compared to $77.7 million for the first quarter of 2013. The decrease in Manufacturing segment revenues for the 2014 period compared to the 2013 period reflects the decrease in the number of railcars delivered. Inclement weather led to multiple shutdowns at our facilities, supply disruptions and production inefficiencies, which when combined with production line changeovers, resulted in railcar deliveries that were 30% lower than we planned for the first quarter of 2014. The additional railcar demand and our lower than expected production levels in the first quarter of 2014 will necessitate significantly higher production rates for the balance of 2014 in order to meet customer delivery requirements. Services segment revenues for the three months ended March 31, 2014 were $8.1 million compared to $9.9 million for the three months ended March 31, 2013. The decrease in Services segment revenues for 2014 compared to 2013 reflects lower parts sales revenue and lower repair volumes. The severe winter weather also had a significant impact on our services segment during the first quarter of 2014. The harsh weather led to higher coal train utilization, which reduced the volume of coal trains released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross (Loss) Profit

Our consolidated gross loss for the three months ended March 31, 2014 was $3.2 million compared to consolidated gross profit of $5.0 million for the three months ended March 31, 2013, representing a decrease of $8.2 million. The decrease in our consolidated gross profit for the first quarter of 2014 compared to the first quarter of 2013 reflects a decrease in gross profit from our Manufacturing segment of $6.5 million and a decrease in gross profit from our Services segment of $1.6 million. The decrease in gross profit for our Manufacturing segment for the first quarter of 2014 compared to the first quarter of 2013 reflects the decrease in deliveries and costs associated with the continued ramp up of production volumes at our Shoals facility and the carrying costs associated with our idled Danville facility totaling $2.9 million for the first quarter of 2014. Manufacturing segment gross loss for the first quarter of 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million. The decrease in gross profit for our Services segment for the first quarter of 2014 compared to 2013 reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services. Our consolidated gross profit rate was (5.6)% for the three months ended March 31, 2014 compared to 5.7% for the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2014 were $8.4 million compared to $4.4 million for the three months ended March 31, 2013. During the first quarter of 2013, we settled the Bral litigation (see Note 15 to our condensed consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves, which was partially offset by $0.5 million of related legal expenses incurred during the quarter. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2014 were $2.3 million compared to $1.7 million for the three months ended March 31, 2013. Services segment selling, general and administrative expenses were $1.0 million for each of three months ended March 31, 2014 and 2013. Corporate selling, general and administrative expenses for the three months ended March 31, 2014 were $5.1 million compared to $1.8 million for the three months ended March 31, 2013, reflecting the $3.4 million net benefit from the Bral litigation settlement.

Operating (Loss) Income

Our consolidated operating loss for the three months ended March 31, 2014 was $11.5 million compared to consolidated operating income of $0.6 million for the three months ended March 31, 2013. Operating loss for the Manufacturing segment was $5.0 million for the three months ended March 31, 2014 compared to operating income of $2.1 million for the three months ended March 31, 2013, reflecting the decrease in deliveries and costs associated with ramping up production at our Shoals facility and the carrying costs associated with our idled Danville facility totaling $3.0 million for the first quarter of 2014. Manufacturing segment operating loss for the first quarter of 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling approximately $1.9 million. Services segment operating loss was $0.3 million for the three months ended March 31, 2014 compared to operating income of $1.3 million for the three months ended March 31, 2013. The decrease in Services segment operating income reflects lower repair volumes caused by increased utilization of trains as a result of the cold winter and a less profitable mix of parts sales and repair services for the 2014 period compared to the 2013 period. Corporate costs were $6.2 million for the three months ended March 31, 2014 compared to $2.8 million for the three months ended March 31, 2013, reflecting the $3.4 million net benefit from the Bral litigation settlement.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.3 million for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been resolved.

Income Taxes

Our income tax benefit was $4.9 million for the three months ended March 31, 2014 compared to an income tax provision of $3.1 for the three months ended March 31, 2013. Our effective tax rate for the three months ended March 31, 2014 was 41.1% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 6.5% blended state tax rate and (0.4)% for the effect of other differences. The income tax provision for the three months ended March 31, 2013 included a provision of $1.4 million resulting from applying changes in effective state tax rates on our deferred tax balances. The addition of our Shoals facility changed the mix of income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates during the first quarter of 2013. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision for the three months ended March 31, 2013 also included the recognition of a valuation allowance of $2.5 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. These discrete tax provisions during the first quarter of 2013 were partially offset by $0.9 million of discrete tax benefits recorded during the quarter associated with tax-deductible goodwill. Excluding these discrete items, our forecasted full-year effective tax rate applied against pre-tax income for the three months ended March 31, 2013 was 25.9%.

Net Loss

As a result of the foregoing a net loss of $6.9 million was recognized for the three months ended March 31, 2014 compared to a net loss of $2.6 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, our basic and diluted net loss per share was $0.58 on basic and diluted shares outstanding of 11,989,527. For the three months ended March 31, 2013, our basic and diluted net loss per share was $0.22 on basic and diluted shares outstanding of 11,943,423.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2014 and 2013, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of March 31, 2014, we had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of March 31, 2014, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2013, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility. As of December 31, 2013, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $5.2 million as of March 31, 2014 and $7.8 million as of December 31, 2013, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of March 31, 2014 compared to December 31, 2013 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of March 31, 2014 are scheduled to expire at various dates through October 1, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of March 31, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $61.5 million. We may continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our operating cash flows, our marketable securities and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2013, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $56.3 million and $63.3 million, respectively, which exceeded the fair value of plan assets by $0.8 million and $63.3 million, respectively. We made contributions of $0.1 million to our defined benefit pension plans during the three months ended March 31, 2014. As disclosed in Note 14 to the condensed consolidated financial statements, we expect to make contributions of $0.3 million (including contributions already made) to our defined benefit pension plans in 2014. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $0.1 million for the three months ended March 31, 2014 for salaried retirees. We expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2014 for salaried retirees. However, because our postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 15 to the condensed consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$80,153	$10,397	$18,625	$17,667	$33,464
Material and component purchases	28,469	4,488	16,787	7,194	—

Total	$108,622	$14,885	$35,412	$24,861	$33,464

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.7 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2014 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

We are also required to make minimum contributions to our pension plans and postretirement benefit plan as discussed above.

Cash Flows

The following table summarizes our net cash used in operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash used in:
Operating activities	$(45,633)	$(23,038)
Investing activities	(14,901)	(1,618)
Financing activities	(1,152)	(776)

Total	$(61,686)	$(25,432)

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

Our net cash used in operating activities for the three months ended March 31, 2014 was $45.6 million compared to $23.0 million for the three months ended March 31, 2013. Net cash used in operating activities for the three months ended March 31, 2014 was driven primarily by an increase in working capital, including a $25.8 million increase in inventory and inventory on lease, as well as funding of first quarter 2014 operations. Net cash used in operating activities for the three months ended March 31, 2013 included decreases in accounts and contractual payables of $15.0 million and customer deposits of $8.7 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 was $14.9 million compared to $1.6 million for the three months ended March 31, 2013. Net cash used in investing activities for the three months ended March 31, 2014 included purchases of securities held to maturity of $15.0 million (net of maturities) and purchases of property, plant and equipment of $2.5 million, which were partially offset by restricted cash withdrawals of $2.6 million. Net cash used in investing activities for the three months ended March 31, 2013 included purchases of property, plant and equipment of $13.4 million, which were partially offset by restricted cash withdrawals (net of deposits) of $11.7 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 was $1.2 million compared to $0.8 million for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 primarily included cash dividends paid to our stockholders of $0.7 million and repayment of a customer advance of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2013 primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $2.5 million in the three months ended March 31, 2014 compared to $13.4 million in the three months ended March 31, 2013. Capital expenditures were primarily purchases of equipment for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $10.0 million for 2014, including capital expenditures for our Shoals facility.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	adverse economic and market conditions;

•	the highly competitive nature of our industry;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	our ability to maintain relationships with our suppliers of railcar components;

•	the availability and price of used railcars offered for sale and new or used railcars offered for lease;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	our reliance on the sales of our coal cars;

•	international economic and political risks to the extent we expand our sales or products and services internationally;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	our reported backlog may not indicate what our future sales will be;

•	potential significant warranty claims;

•	our ability to successfully integrate our Shoals facility or any acquired business with our existing business;

•	shortages of skilled labor;

•	our ability to manage our health care and pension costs;

•	risks relating to our relationship with our unionized employees and their unions;

•	cybersecurity risks relating to our information technology and other systems;

•	the cost of complying with environmental laws and regulations; and

•	various covenants in the agreement governing our indebtedness that limit our management’s discretion in the operation of our businesses.

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2014, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility.

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

As described in the Complaint, pursuant to a settlement agreement (the “2005 Settlement Agreement”) among the Company, the USW and the Retiree Defendants, we agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of our employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, we could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for our contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. We engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. We terminated, effective November 1, 2013, our contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and are seeking declaratory relief to confirm our rights under ERISA to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied our motion to dismiss and, on January 16, 2014, the Illinois Court transferred our case to the Pennsylvania Court. On January 31, 2014, we filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines, and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only.

On September 5, 2013, the Pennsylvania Plaintiffs filed a Plaintiffs’ Motion for Temporary Restraining Order and Preliminary Injunction (the “TRO Motion”) with the Pennsylvania Court. In the TRO Motion, the plaintiffs requested that the Pennsylvania Court enter an injunction requiring us to continue to make monthly contributions at the same rate established by the 2005 Settlement Agreement until the parties’ dispute is fully adjudicated on the merits. Following entry of the Initial Procedural Order, the Pennsylvania Court denied the TRO Motion without prejudice.

On February 18, 2014, the Pennsylvania Plaintiffs filed a motion with the Pennsylvania Court seeking summary judgment as to our liability. We filed a procedural motion in opposition to the summary judgment motion. Following entry of the Initial Procedural Order, the Pennsylvania Plaintiffs withdrew their summary judgment motion.

We have recorded postretirement benefit plan obligations, a substantial portion of which relate to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 14 to the condensed consolidated financial statements).

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2013 annual report on Form 10-K.

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

FREIGHTCAR AMERICA, INC.

Date: May 9, 2014	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHARLES F. AVERY, JR.
Charles F. Avery, Jr., Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document