Form 10-Q
period 2014-06-30
FreightCar America, Inc.
filed 2014-08-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, there were 12,067,038 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$40,922	$145,506
Restricted cash and restricted certificates of deposit	5,227	7,780
Marketable securities	47,993	38,988
Accounts receivable, net of allowance for doubtful accounts of $89 and $221, respectively	10,170	4,034
Inventories, net	82,159	66,340
Inventory on lease	25,676	16,955
Other current assets	23,585	6,768
Deferred income taxes, net	11,017	11,017

Total current assets	246,749	297,388
Property, plant and equipment, net	40,207	39,396
Railcars available for lease, net	35,589	36,110
Goodwill	22,128	22,128
Deferred income taxes, net	24,061	19,758
Other long-term assets	2,827	2,939

Total assets	$371,561	$417,719

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$38,342	$16,016
Accrued payroll and employee benefits	5,072	3,981
Accrued postretirement benefits	413	413
Accrued warranty	8,158	6,957
Customer deposits	25,961	91,771
Customer advance	18,758	19,037
Other current liabilities	6,025	9,053

Total current liabilities	102,729	147,228
Accrued pension costs	247	845
Accrued postretirement benefits, less current portion	64,217	62,899
Accrued taxes and other long-term liabilities	7,339	4,212

Total liabilities	174,532	215,184

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2014 and December 31, 2013	127	127
Additional paid in capital	99,311	99,265
Treasury stock, at cost, 664,640 and 682,264 shares at June 30, 2014 and December 31, 2013, respectively	(30,007)	(30,970)
Accumulated other comprehensive loss	(14,866)	(15,132)
Retained earnings	142,464	149,245

Total stockholders’ equity	197,029	202,535

Total liabilities and stockholders’ equity	$371,561	$417,719

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Revenues	$139,688	$47,109	$195,774	$134,724
Cost of sales	128,634	44,832	187,872	127,478

Gross profit	11,054	2,277	7,902	7,246
Selling, general and administrative expenses	8,678	7,849	17,081	12,280
Gain on sale of railcars available for lease	(4)	(13)	(18)	(27)

Operating income (loss)	2,380	(5,559)	(9,161)	(5,007)
Interest expense and deferred financing costs	(284)	(145)	(570)	(243)
Other income	13	30	41	44

Income (loss) before income taxes	2,109	(5,674)	(9,690)	(5,206)
Income tax provision (benefit)	494	(2,236)	(4,356)	876

Net income (loss)	$1,615	$(3,438)	$(5,334)	$(6,082)

Net income (loss) per common share – basic	$0.13	$(0.29)	$(0.44)	$(0.51)

Net income (loss) per common share – diluted	$0.13	$(0.29)	$(0.44)	$(0.51)

Weighted average common shares outstanding – basic	11,999,750	11,950,652	11,994,667	11,947,058

Weighted average common shares outstanding – diluted	12,091,052	11,950,652	11,994,667	11,947,058

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$1,615	$(3,438)	$(5,334)	$(6,082)

Other comprehensive income:
Pension liability adjustments, net of tax	34	85	68	170
Postretirement liability adjustments, net of tax	99	138	198	276

Other comprehensive income	133	223	266	446

Comprehensive income (loss)	$1,748	$(3,215)	$(5,068)	$(5,636)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331

Net loss	—	—	—	—	—	—	(6,082)	(6,082)
Other comprehensive income	—	—	—	—	—	446	—	446
Restricted stock awards	—	—	(3,007)	65,635	3,007	—	—	—
Employee restricted stock settlement	—	—	—	(2,527)	(60)	—	—	(60)
Forfeiture of restricted stock awards	—	—	48	(2,216)	(48)	—	—	—
Stock-based compensation recognized	—	—	1,074	—	—	—	—	1,074
Cash dividends	—	—	—	—	—	—	(1,444)	(1,444)

Balance, June 30, 2013	12,731,678	$127	$98,517	(691,275)	$(31,589)	$(25,693)	$163,903	$205,265

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535

Net loss	—	—	—	—	—	—	(5,334)	(5,334)
Other comprehensive income	—	—	—	—	—	266	—	266
Stock options exercised	—	—	(119)	5,400	245	—	—	126
Restricted stock awards	—	—	(935)	20,712	935	—	—	—
Employee restricted stock settlement	—	—	—	(8,488)	(217)	—	—	(217)
Stock-based compensation recognized	—	—	1,100	—	—	—	—	1,100
Cash dividends	—	—	—	—	—	—	(1,447)	(1,447)

Balance, June 30, 2014	12,731,678	$127	$99,311	(664,640)	$(30,007)	$(14,866)	$142,464	$197,029

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net loss	$(5,334)	$(6,082)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	4,945	4,583
Gain on sale of railcars available for lease	(18)	(27)
Other non-cash items, net	744	(304)
Deferred income taxes	(4,448)	610
Stock-based compensation recognized	1,100	1,074
Changes in operating assets and liabilities:
Accounts receivable	(6,136)	1,983
Inventories	(16,135)	(4,637)
Inventory on lease	(8,721)	(16,955)
Other assets	(16,398)	123
Accounts and contractual payables	22,063	(19,746)
Accrued payroll and employee benefits	1,091	(2,924)
Income taxes receivable/payable	491	(73)
Accrued warranty	1,201	(849)
Customer deposits and other current liabilities	(65,836)	(12,567)
Deferred revenue, non-current	(24)	(29)
Deferred rent, non-current	102	—
Accrued pension costs and accrued postretirement benefits	986	(1,244)

Net cash flows used in operating activities	(90,327)	(57,064)

Cash flows from investing activities
Restricted cash deposits	—	(3,175)
Restricted cash withdrawals	2,553	14,240
Purchase of securities held to maturity	(32,989)	(26,986)
Proceeds from securities held to maturity	24,002	24,000
Proceeds from sale of property, plant and equipment and railcars available for lease	50	41
Purchases of property, plant and equipment	(5,645)	(15,054)

Net cash flows used in investing activities	(12,029)	(6,934)

Cash flows from financing activities
Stock option exercise	126	—
Employee restricted stock settlement	(217)	(60)
Cash dividends paid to stockholders	(1,447)	(1,444)
Customer advance for production of leased railcars	—	19,400
Repayment of customer advance	(690)	—

Net cash flows (used in) provided by financing activities	(2,228)	17,896

Net decrease in cash and cash equivalents	(104,584)	(46,102)
Cash and cash equivalents at beginning of period	145,506	98,509

Cash and cash equivalents at end of period	$40,922	$52,407

Supplemental cash flow information:
Interest paid	$35	$96

Income taxes paid	$20	$581

Income tax refunds received	$280	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2013 year-end balance sheet data was derived from the audited financial statements as of December 31, 2013. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Note 3 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 provides for a single five-step model to be applied to all revenue contracts with customers. ASU 2014-09 also requires additional financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that the standard is expected to have on its consolidated financial position, results of operations and cash flows and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and expands disclosures about discontinued operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Manufacturing	$128,756	$37,057	$176,758	$114,779
Services	10,932	10,052	19,016	19,945

Consolidated revenues	$139,688	$47,109	$195,774	$134,724

Operating income (loss):
Manufacturing	$7,433	$(1,014)	$2,399	$1,078
Services	984	1,612	644	2,902
Corporate	(6,037)	(6,157)	(12,204)	(8,987)

Consolidated operating income (loss)	2,380	(5,559)	(9,161)	(5,007)
Consolidated interest expense and deferred financing costs	(284)	(145)	(570)	(243)
Consolidated other income	13	30	41	44

Consolidated income (loss) before income taxes	$2,109	$(5,674)	$(9,690)	$(5,206)

Depreciation and amortization:
Manufacturing	$1,649	$1,459	$3,320	$2,824
Services	377	521	788	1,041
Corporate	425	380	837	718

Consolidated depreciation and amortization	$2,451	$2,360	$4,945	$4,583

Capital expenditures:
Manufacturing	$2,889	$1,422	$5,131	$14,131
Services	130	153	305	199
Corporate	115	125	209	724

Consolidated capital expenditures	$3,134	$1,700	$5,645	$15,054

	June 30, 2014	December 31, 2013
Assets:
Manufacturing	$209,235	$161,221
Services	22,244	21,026
Corporate	104,159	203,571

Total operating assets	335,638	385,818
Consolidated income taxes receivable	845	1,126
Consolidated deferred income taxes, current	11,017	11,017
Consolidated deferred income taxes, long-term	24,061	19,758

Consolidated assets	$371,561	$417,719

Note 5 – Fair Value Measurements

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Investments as of June 30, 2014 have remaining maturities of up to 11 months. The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

	As of June 30, 2014
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$57	$—	$—	$57
U.S. Treasury securities held to maturity	$47,993	$—	$—	$47,993
Restricted certificates of deposit	$4,605	$—	$—	$4,605

	As of December 31, 2013
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$48	$—	$—	$48
U.S. Treasury securities held to maturity	$38,988	$—	$—	$38,988
Restricted certificates of deposit	$4,605	$—	$—	$4,605

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30, 2014	December 31, 2013
Work in progress	$68,631	$43,643
Finished new railcars	7,609	16,798
Used railcars acquired upon trade-in	105	105
Parts and service inventory	5,814	5,794

Total inventories	$82,159	$66,340

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,930 and $1,793 relating to excess or slow-moving inventory for parts and work in progress at June 30, 2014 and December 31, 2013, respectively.

Note 7 – Leased Railcars

Inventory on lease was $25,676 and $16,955 at June 30, 2014 and December 31, 2013, respectively. Railcars available for lease, net at June 30, 2014 was $35,589 (cost of $41,389 and accumulated depreciation of $5,800) and at December 31, 2013 was $36,110 (cost of $41,389 and accumulated depreciation of $5,279). The Company’s lease utilization rate for railcars in its lease fleet was 89% at June 30, 2014 and 100% at December 31, 2013.

Leased railcars at June 30, 2014 are subject to lease agreements with external customers with terms of up to seven years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at June 30, 2014 are as follows:

Six months ending December 31, 2014	$2,392
Year ending December 31, 2015	2,053
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,256
Year ending December 31, 2018	668
Thereafter	1,377

$9,002

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2014	December 31, 2013
Buildings and improvements	$10,692	$11,076
Machinery and equipment	45,660	42,115
Software	8,292	9,089
Leasehold improvements	5,519	5,483

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	70,163	67,763
Less: Accumulated depreciation and amortization	(34,669)	(31,406)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	35,494	36,357
Land (including easements)	1,976	2,072
Construction in process	2,737	967

Total property, plant and equipment, net	$40,207	$39,396

As part of the Company’s strategic initiative to improve the contribution of its Services business to the Company’s results of operations, management evaluated the long-term profitability of each of its railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close its underperforming maintenance and repair shop in Clinton, Indiana. The estimated fair market values, representing the estimated salvage values of buildings, equipment and rail at the facility and the estimated sales value of the associated land, are categorized as held for sale and are included in other current assets in the condensed consolidated balance sheet as of June 30, 2014.

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
Patents	$13,097	$13,097
Accumulated amortization	(11,852)	(11,557)

Patents, net of accumulated amortization	1,245	1,540

Customer-related intangibles	1,194	1,194
Accumulated amortization	(426)	(362)

Customer-related intangibles, net of accumulated amortization	768	832

Total amortizing intangibles	$2,013	$2,372

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is three years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three month periods ended June 30, 2014 and 2013, and $295 and $296 for the six months ended June 30, 2014 and 2013, respectively. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 16 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $32 and $37 for the three months ended June 30, 2014 and 2013, respectively, and $65 and $74 for the six months ended June 30, 2014 and 2013, respectively.

The estimated future intangible amortization at June 30, 2014 is as follows:

Six months ending December 31, 2014	$360
Year ending December 31, 2015	698
Year ending December 31, 2016	457
Year ending December 31, 2017	91
Year ending December 31, 2018	73
Thereafter	334

$2,013

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$7,039	$7,468	$6,957	$7,625
Provision for warranties issued during the period	588	138	790	299
Reductions for payments, cost of repairs and other	(141)	(183)	(261)	(493)
Adjustments to prior warranties	672	(647)	672	(655)

Balance at the end of the period	$8,158	$6,776	$8,158	$6,776

Note 11 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of June 30, 2014, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of June 30, 2014, the Company had $4,605 in outstanding letters of credit under the Revolving Credit Facility and therefore had $45,395 available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2013, the Company had $4,605 in outstanding letters of credit under the Revolving Credit Facility and therefore had $45,395 available for borrowing under the Revolving Credit Facility. As of December 31, 2013, the Company had no borrowings under the Revolving Credit Facility.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended June 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $44 and selling, general and administrative expenses of $9)	$53	$19	$34
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $82 and selling, general and administrative expenses of $10)	92	32	60
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $53 and selling, general and administrative expenses of $7)	60	21	39

	$205	$72	$133

	Pre-Tax	Tax	Net of Tax
Three months ended June 30, 2013
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $118 and selling, general and administrative expenses of $13)	$131	$46	$85
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $146 and selling, general and administrative expenses of $7)	153	54	99
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $57 and selling, general and administrative expenses of $3)	60	21	39

	$344	$121	$223

	Pre-Tax	Tax	Net of Tax
Six months ended June 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $88 and selling, general and administrative expenses of $18)	$106	$38	$68
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $165 and selling, general and administrative expenses of $20)	185	65	120
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $106 and selling, general and administrative expenses of $14)	120	42	78

	$411	$145	$266

	Pre-Tax	Tax	Net of Tax
Six months ended June 30, 2013
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $236 and selling, general and administrative expenses of $26)	$262	$92	$170
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $292 and selling, general and administrative expenses of $15)	307	109	198
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $114 and selling, general and administrative expenses of $6)	120	42	78

	$689	$243	$446

The components of accumulated other comprehensive loss consist of the following:

	June 30, 2014	December 31, 2013
Unrecognized pension cost, net of tax of $4,215 and $4,253	$(6,410)	$(6,478)
Unrecognized postretirement cost, net of tax of $5,299 and $5,406	(8,456)	(8,654)

	$(14,866)	$(15,132)

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

Total stock-based compensation was $560 and $576 for the three months ended June 30, 2014 and 2013, respectively, and $1,100 and $1,074 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $3,771 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 32 months.

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension Benefits
Interest cost	$661	$632	$1,322	$1,264
Expected return on plan assets	(905)	(887)	(1,810)	(1,774)
Amortization of unrecognized net loss	53	131	106	262

	$(191)	$(124)	$(382)	$(248)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Postretirement Benefit Plan
Service cost	$16	$18	$32	$36
Interest cost	750	657	1,500	1,314
Amortization of prior service cost	60	60	120	120
Amortization of unrecognized net loss	92	153	185	307

	$918	$888	$1,837	$1,777

The Company made contributions to the Company’s defined benefit pension plans of $48 and $61 for the three months ended June 30, 2014 and 2013, respectively, and $109 and $61 for the six months ended June 30, 2014 and 2013, respectively. The Company expects to make $341 in contributions (including contributions already made) to its pension plans in 2014 to meet its minimum funding requirements.

The Company made payments to the Company’s postretirement benefit plan of $110 and $1,277 for the three months ended June 30, 2014 and 2013, respectively, and $216 and $2,469 for the six months ended June 30, 2014 and 2013, respectively. The Company expects to make $407 in contributions (including contributions already made) to its postretirement benefit plan in 2014 for salaried retirees. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $387 and $332 for the three months ended June 30, 2014 and 2013, respectively, and $699 and $880 for the six months ended June 30, 2014 and 2013, respectively.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied the Company’s motion to dismiss and, on January 16, 2014, the Illinois Court transferred the Company’s case to the Pennsylvania Court. On January 31, 2014, the Company filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. There can be no assurance as to when the Pennsylvania Court will issue its ruling on such motions, or how the Pennsylvania Court will rule.

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

Future minimum lease payments at June 30, 2014 are as follows:

Six months ending December 31, 2014	$5,146
Year ending December 31, 2015	9,998
Year ending December 31, 2016	9,088
Year ending December 31, 2017	8,778
Year ending December 31, 2018	8,852
Thereafter	35,688

$77,550

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended June 30, 2014 and 2013, was approximately $2,330 and $2,394, respectively. Total rental expense for the six months ended June 30, 2014 and 2013, was approximately $4,669 and $4,217, respectively.

The Company is party to non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At June 30, 2014, the Company had purchase commitments under these agreements as follows:

Six months ending December 31, 2014	$3,032
Year ending December 31, 2015	6,288
Year ending December 31, 2016	9,432
Year ending December 31, 2017	9,432
Year ending December 31, 2018	—
Thereafter	—

$28,184

Note 17 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	11,999,750	11,950,652	11,994,667	11,947,058
Dilutive effect of employee stock options and nonvested share awards	91,302	—	—	—

Weighted average diluted common shares outstanding	12,091,052	11,950,652	11,994,667	11,947,058

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2014 and 2013, 451,965 and 736,421 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2014 and 2013, 824,334 and 688,788 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Income Taxes

The Company’s income tax provision was $494 for the three months ended June 30, 2014 compared to an income tax benefit of $2,236 for the three months ended June 30, 2013. The Company’s effective tax rate for the three months ended June 30, 2014 was 23.4% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (14.2)% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which the Company operates, which was partially offset by a 1.5% blended state tax rate and 1.1% for the effect of other differences. The Company’s effective tax rate for the three months ended June 30, 2013 was 39.4% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to the 10.8% impact of changes in the valuation allowance, which was partially offset by the 3.2% benefit of changes in state tax rates applied against the Company’s deferred tax assets and other permanent adjustments.

The Company’s income tax benefit was $4,356 for the six months ended June 30, 2014 compared to an income tax provision of $876 for the six months ended June 30, 2013. The Company’s effective tax rate for the six months ended June 30, 2014 was 45.0% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate, a 1.9% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which we operate and 0.6% for the effect of other differences.

The income tax provision for the six months ended June 30, 2013 included a provision of $1,538 resulting from applying changes in effective state tax rates on the Company’s deferred tax balances. The addition of the Company’s Shoals facility changed the mix of income from states in which it operates, resulting in changes in the Company’s estimated state tax apportionment and effective state tax rates during the six months ended June 30, 2013. Additionally, projected taxable income in certain states in which the Company operates may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision for the six months ended June 30, 2013 also included the recognition of a valuation allowance of $2,503 against deferred tax assets related to net operating loss carryforwards in certain states in which the Company operates. These discrete tax provisions during the six months ended June 30, 2013 were partially offset by $891 of discrete tax benefits recorded during the period.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional aluminum-bodied coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, the Shoals facility allows us to produce a broader variety of railcars in a cost-effective and efficient manner. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production will continue to ramp up during 2014. Our Danville facility resumed production in June 2014 after being idled for fourteen months. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. FCRS has repair and maintenance facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. As of June 30, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $61.3 million. Our primary customers are railroads, financial institutions and shippers.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes railcar repair and maintenance and parts sales. Corporate includes administrative activities and all other non-operating activities.

Total orders for railcars in the second quarter of 2014 were 2,401 units, consisting of 2,201 new railcars, 400 leased railcars and a 200 unit customer reduction to rebuilt railcars ordered in a prior period, compared to 1,654 units ordered in the first quarter of 2014 and 693 units ordered in the second quarter of 2013, all of which were new railcars. Railcar deliveries totaled 1,635 units, consisting of 510 new railcars, 800 rebuilt railcars and 325 leased railcars in the second quarter of 2014, compared to 753 units, consisting of 288 new railcars, 390 rebuilt railcars and 75 leased railcars in the first quarter of 2014 and 710 units, consisting of 160 new railcars, 350 rebuilt railcars and 200 leased railcars in the second quarter of 2013. Total backlog of unfilled orders was 8,493 units, consisting of 5,424 new railcars, 2,290 rebuilt railcars and 779 leased railcars at June 30, 2014, compared to 7,727 units, consisting of 4,437 new railcars and 3,290 rebuilt railcars, at March 31, 2014 and 6,826 units, consisting of 3,071 new railcars, 3,680 rebuilt railcars and 75 leased railcars, at December 31, 2013. The estimated sales value of the backlog is $706 million and $492 million, respectively, as of June 30, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Revenues

Our consolidated revenues for the three months ended June 30, 2014 were $139.7 million compared to $47.1 million for the three months ended June 30, 2013. Manufacturing segment revenues for the three months ended June 30, 2014 were $128.8 million compared to $37.1 million for the three months ended June 30, 2013. The increase in Manufacturing segment revenues for the 2014 period compared to the 2013 period reflects the increase in the number of railcars delivered and change in product mix. Services segment revenues for the three months ended June 30, 2014 were $10.9 million compared to $10.1 million for the three months ended June 30, 2013. The increase in Services segment revenues for the 2014 period compared to the 2013 period reflects higher parts sales revenue, partially offset by lower repair volumes. Higher coal train utilization during the second quarter of 2014 reduced the volume of coal trains released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2014 was $11.1 million compared to $2.3 million for the three months ended June 30, 2013, representing an increase of $8.8 million. The increase in our consolidated gross profit for the second quarter of 2014 compared to the second quarter of 2013 primarily reflects an increase in gross profit from our Manufacturing segment of $9.3 million which was partially offset by a decrease in gross profit from our Services segment of $0.8 million. The increase in gross profit for our Manufacturing segment for the second quarter of 2014 compared to the second quarter of 2013 reflects the increase in deliveries. Gross profit for our Manufacturing segment for the second quarter of 2014 included costs associated with the continued ramp up of production volumes at our Shoals facility and carrying costs associated with our idled Danville facility totaling $1.8 million as well as incremental costs associated with the restart of production at Danville of $0.8 million. Gross profit for our Manufacturing segment was also impacted by a $0.8 million expense recorded during the second quarter of 2014 to settle a warranty claim. Gross profit for our Manufacturing segment for the second quarter of 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $2.5 million. The decrease in gross profit for our Services segment for the second quarter of 2014 compared to the second quarter of 2013 reflects lower repair volumes caused by increased utilization of railcars and a less profitable mix of parts sales and repair services. Our consolidated gross profit margin was 7.9% for the three months ended June 30, 2014 compared to 4.8% for the three months ended June 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2014 were $8.7 million compared to $7.8 million for the three months ended June 30, 2013. The increase primarily reflects the increase in legal costs due to our ongoing litigation related to our postretirement benefit plan. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2014 were $2.7 million compared to $1.9 million for the three months ended June 30, 2013. Services segment selling, general and administrative expenses were $0.7 million for the three months ended June 30, 2014 compared to $0.9 million for the three months ended June 30, 2013. Corporate selling, general and administrative expenses for the three months ended June 30, 2014 were $5.3 million compared to $5.1 million for the three months ended June 30, 2013. Corporate selling, general and administrative expenses for the three months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Operating Income (Loss)

Our consolidated operating income for the three months ended June 30, 2014 was $2.4 million compared to consolidated operating loss of $5.6 million for the three months ended June 30, 2013. Operating income for the Manufacturing segment was $7.4 million for the three months ended June 30, 2014 compared to operating loss of $1.0 million for the three months ended June 30, 2013, reflecting the increase in deliveries. Operating income for our Manufacturing segment for the second quarter of 2014 reflected costs associated with the continued ramp up of production volumes at our Shoals facility and carrying costs associated with our idled Danville facility totaling $1.8 million as well as incremental costs associated with the restart of production at Danville of $0.8 million. Operating income for our Manufacturing segment was also impacted by a $0.8 million expense recorded during the second quarter of 2014 to settle a warranty claim. Operating loss for our Manufacturing segment for the second quarter of 2013 reflected start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $2.6 million. Services segment operating income was $1.0 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013. The decrease in Services segment operating income reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services for the 2014 period compared to the 2013 period. Corporate costs were $6.0 million for the three months ended June 30, 2014 compared to $6.2 million for the three months ended June 30, 2013. Corporate costs for the three months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.3 million for the three months ended June 30, 2014 compared to $0.1 million for the three months ended June 30, 2013. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been resolved.

Income Taxes

Our income tax provision was $0.5 million for the three months ended June 30, 2014 compared to an income tax benefit of $2.2 million for the three months ended June 30, 2013. Our effective tax rate for the three months ended June 30, 2014 was 23.4% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (14.2)% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which we operate, which was partially offset by a 1.5% blended state tax rate and 1.1% for the effect of other differences. The effective tax rate for the three months ended June 30, 2013 was 39.4% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to the 10.8% impact of changes in the valuation allowance, which was partially offset by the 3.2% benefit of changes in state tax rates applied against our deferred tax assets and other permanent adjustments.

Net Income (Loss)

As a result of the foregoing, net income was $1.6 million for the three months ended June 30, 2014 compared to a net loss of $3.4 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, our basic and diluted net income per share was $0.13, on basic and diluted shares outstanding of 11,999,750 and 12,091,052, respectively. For the three months ended June 30, 2013, our basic and diluted net loss per share was $0.29 on basic and diluted shares outstanding of 11,950,652.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Revenues

Our consolidated revenues for the six months ended June 30, 2014 were $195.8 million compared to $134.7 million for the six months ended June 30, 2013. Manufacturing segment revenues for the six months ended June 30, 2014 were $176.8 million compared to $114.8 million for the six months ended June 30, 2013. The increase in Manufacturing segment revenues for the 2014 period compared to the 2013 period reflects the increase in the number of railcars delivered and product mix changes. Our Manufacturing segment delivered 2,388 units, consisting of 798 new railcars, 1,190 rebuilt railcars and 400 leased railcars, for the six months ended June 30, 2014, compared to 1,783 units, consisting of 608 new railcars, 975 rebuilt railcars and 200 leased railcars, for the six months ended June 30, 2013. Services segment revenues for the six months ended June 30, 2014 were $19.0 million compared to $19.9 million for the six months ended June 30, 2013. The decrease in Services segment revenues for the 2014 period compared to the 2013 period reflects lower repair volumes, which were partially offset by higher parts sales. Services segment revenues for the six months ended June 30, 2014 were negatively impacted by higher coal train utilization, which reduced the volume of coal trains released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2014 was $7.9 million compared to $7.2 million for the six months ended June 30, 2013, representing an increase of $0.7 million. The increase in our consolidated gross profit for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily reflects an increase in gross profit from our Manufacturing segment of $2.8 million, which was partially offset by a decrease in gross profit from our Services segment of $2.5 million. The increase in gross profit for our Manufacturing segment for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflects the increase in deliveries. Gross profit for our Manufacturing segment for the six months ended June 30, 2014 included costs associated with the continued ramp up of production volumes at our Shoals facility and carrying costs associated with our idled Danville facility totaling $4.7 million as well as incremental costs of $0.8 million associated with the restart of production at Danville during the second quarter. Gross profit for our Manufacturing segment for the six months ended June 30, 2014 was also negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. Gross profit for our Manufacturing segment for the six months ended June 30, 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $2.5 million. The decrease in gross profit for our Services segment for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services. Our consolidated gross profit margin was 4.0% for the six months ended June 30, 2014 compared to 5.4% for the six months ended June 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2014 were $17.1 million compared to $12.3 million for the six months ended June 30, 2013, representing an increase of $4.8 million. During the six months ended June 30, 2013, we settled the Bral litigation (see note 14 to our condensed consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves. Selling, general and administrative expenses for the six months ended June 30, 2014 included increases in legal costs of $0.6 million which were primarily related to our ongoing litigation relating to our postretirement benefit plan. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2014 were $5.1 million compared to $3.6 million for the six months ended June 30, 2013. Services segment selling, general and administrative expenses for the six months ended June 30, 2014 were $1.6 million compared to $1.8 million for the six months ended June 30, 2013. Corporate selling, general and administrative expenses for the six months ended June 30, 2014 were $10.4 million compared to $6.8 million for the six months ended June 30, 2013, reflecting the reduction in the litigation reserve during the six months ended June 30, 2013. Corporate selling, general and administrative expenses for the six months ended June 30, 2013 also included $0.8 million related to the start-up of our Shoals facility.

Operating Income (Loss)

Our consolidated operating loss for the six months ended June 30, 2014 was $9.2 million compared to $5.0 million for the six months ended June 30, 2013. Operating income for the Manufacturing segment was $2.4 million for the six months ended June 30, 2014 compared to $1.1 million for the six months ended June 30, 2013, reflecting the increase in deliveries. Operating income for our Manufacturing segment for the six months ended June 30, 2014 reflected costs associated with the continued ramp up of production volumes at our Shoals facility and carrying costs associated with our idled Danville facility totaling $4.8 million as well as incremental costs of $0.8 million associated with the restart of production at Danville during the second quarter. Operating income for our Manufacturing segment for the six months ended June 30, 2013 reflected start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $2.6 million. Operating income for our Manufacturing segment for the six months ended June 30, 2014 was also negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. Services segment operating income was $0.6 million for the six months ended June 30, 2014 compared to $2.9 million for the six months ended June 30, 2013. The decrease in Services segment operating income reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services for the 2014 period compared to the 2013 period. Corporate costs were $12.2 million for the six months ended June 30, 2014 compared to $9.0 million for the six months ended June 30, 2013, reflecting the $3.9 million reduction in litigation reserves from the Bral settlement. Corporate costs for the six months ended June 30, 2014 also included increases in legal costs of $0.6 million which were primarily related to our ongoing litigation relating to our postretirement benefit plan. Corporate costs for the six months ended June 30, 2013 included $0.8 million related to the start-up of our Shoals facility.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.6 million for the six months ended June 30, 2014 compared to $0.2 million for the six months ended June 30, 2013. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been resolved.

Income Taxes

Our income tax benefit was $4.4 million for the six months ended June 30, 2014 compared to an income tax provision of $0.9 million for the six months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 was 45.0% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate, a 1.9% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which we operate and 0.6% for the effect of other differences.

The income tax provision for the six months ended June 30, 2013 included a provision of $1.5 million resulting from applying changes in effective state tax rates on our deferred tax balances. The addition of our Shoals facility changed the mix of income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates during the six months ended June 30, 2013. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision for the six months ended June 30, 2013 also included the recognition of a valuation allowance of $2.5 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. These discrete tax provisions during the six months ended June 30, 2013 were partially offset by $0.9 million of discrete tax benefits recorded during the period.

Net Income (Loss)

As a result of the foregoing, the net loss was $5.3 million for the six months ended June 30, 2014 compared to $6.1 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, our basic and diluted net loss per share was $0.44 on basic and diluted shares outstanding of 11,994,667. For the six months ended June 30, 2013, our basic and diluted net loss per share was $0.51 on basic and diluted shares outstanding of 11,947,058.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2014 and 2013, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of June 30, 2014, we had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of June 30, 2014, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2013, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility. As of December 31, 2013, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $5.2 million as of June 30, 2014 and $7.8 million as of December 31, 2013, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of June 30, 2014 compared to December 31, 2013 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of June 30, 2014 are scheduled to expire at various dates through October 1, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of June 30, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $61.3 million. We continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2013, our benefit obligations under our defined benefit pension plans and our postretirement benefit plan were $56.3 million and $63.3 million, respectively, which exceeded the fair values of plan assets by $0.8 million and $63.3 million, respectively. We made contributions of $0.1 million to our defined benefit pension plans during the six months ended June 30, 2014. As disclosed in Note 14 to the condensed consolidated financial statements, we expect to make contributions of $0.3 million (including contributions already made) to our defined benefit pension plans in 2014. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made payments to our postretirement benefit plan of $0.2 million for the six months ended June 30, 2014 for salaried retirees. We expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2014 for salaried retirees. However, because our postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 15 to the condensed consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2014 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$77,550	$10,498	$18,130	$17,684	$31,238
Material and component purchases	28,184	6,176	17,292	4,716	—

Total	$105,734	$16,674	$35,422	$22,400	$31,238

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.8 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2014 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(90,327)	$(57,064)
Investing activities	(12,029)	(6,934)
Financing activities	(2,228)	17,896

Total	$(104,584)	$(46,102)

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

Our net cash used in operating activities for the six months ended June 30, 2014 was $90.3 million compared to $57.1 million for the six months ended June 30, 2013. Net cash used in operating activities for the six months ended June 30, 2014 was driven primarily by an increase in working capital, including a $24.9 million increase in inventory and inventory on lease, a $16.9 million increase in advance payments to secure pricing on materials and a $65.8 million decrease in customer deposits, partially offset by a $22.1 million increase in accounts and contractual payables. Changes in inventory and accounts and contractual payables primarily represents purchases of materials to support increased production levels, while the reduction in customer deposits reflects the delivery of railcars during 2014 for which an advance payment was received from the customer during the fourth quarter of 2013. Net cash used in operating activities for the six months ended June 30, 2013 included our net loss from operations and decreases in cash related to changes in accounts and contractual payables of $19.7 million, inventory on lease of $17.0 million, customer deposits of $12.6 million and inventory of $4.6 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 was $12.0 million compared to $6.9 million for the six months ended June 30, 2013. Net cash used in investing activities for the six months ended June 30, 2014 included purchases of securities held to maturity of $9.0 million (net of proceeds from redemptions) and purchases of property, plant and equipment of $5.6 million (primarily purchases of equipment for our Shoals facility), which were partially offset by restricted cash withdrawals of $2.6 million. Net cash used in investing activities for the six months ended June 30, 2013 included purchases of property, plant and equipment of $15.1 million and purchases securities held to maturity of $3.0 million (net of proceeds from redemptions), which were partially offset by restricted cash withdrawals (net of deposits) of $11.1 million.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2014 was $2.2 million compared to net cash provided by financing activities of $17.9 million for the six months ended June 30, 2013. Net cash used in financing activities for the six months ended June 30, 2014 primarily included cash dividends paid to our stockholders of $1.4 million and repayment of a customer advance of $0.7 million. Net cash provided by financing activities for the six months ended June 30, 2013 included a $19.4 million customer advance for production of leased railcars for which revenue cannot be recognized until all contingencies have been met, which was partially offset by $1.4 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $5.6 million in the six months ended June 30, 2014 compared to $15.1 million in the six months ended June 30, 2013. Capital expenditures were primarily purchases of equipment for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $10.0 million for 2014, including capital expenditures for our Shoals facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2014, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied our motion to dismiss and, on January 16, 2014, the Illinois Court transferred our case to the Pennsylvania Court. On January 31, 2014, we filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines, and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. There can be no assurance as to when the Pennsylvania Court will issue its ruling on such motions, or how the Pennsylvania Court will rule.

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

FREIGHTCAR AMERICA, INC.

Date: August 8, 2014	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHARLES F. AVERY, JR.
Charles F. Avery, Jr., Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document