Form 10-Q
period 2014-09-30
FreightCar America, Inc.
filed 2014-11-06
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 3, 2014, there were 12,066,823 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$26,454	$145,506
Restricted cash and restricted certificates of deposit	6,015	7,780
Marketable securities	47,990	38,988
Accounts receivable, net of allowance for doubtful accounts of $196 and $221, respectively	33,534	4,034
Inventories, net	103,520	66,340
Inventory on lease	25,676	16,955
Other current assets	10,609	6,768
Deferred income taxes, net	11,017	11,017

Total current assets	264,815	297,388
Property, plant and equipment, net	41,541	39,396
Railcars available for lease, net	30,123	36,110
Goodwill	22,128	22,128
Deferred income taxes, net	19,425	19,758
Other long-term assets	3,035	2,939

Total assets	$381,067	$417,719

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$65,202	$16,016
Accrued payroll and employee benefits	5,277	3,981
Accrued postretirement benefits	413	413
Accrued warranty	8,691	6,957
Customer deposits	540	91,771
Customer advance	18,623	19,037
Other current liabilities	6,154	9,053

Total current liabilities	104,900	147,228
Accrued pension costs	300	845
Accrued postretirement benefits, less current portion	64,873	62,899
Accrued taxes and other long-term liabilities	7,638	4,212

Total liabilities	177,711	215,184

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2014 and December 31, 2013	127	127
Additional paid in capital	99,794	99,265
Treasury stock, at cost, 666,219 and 682,264 shares at September 30, 2014 and December 31, 2013, respectively	(30,004)	(30,970)
Accumulated other comprehensive loss	(14,733)	(15,132)
Retained earnings	148,172	149,245

Total stockholders’ equity	203,356	202,535

Total liabilities and stockholders’ equity	$381,067	$417,719

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Revenues	$190,280	$75,946	$386,054	$210,670
Cost of sales	171,461	69,764	359,333	197,242

Gross profit	18,819	6,182	26,721	13,428
Selling, general and administrative expenses	9,215	7,691	26,296	19,971
Gain on sale of railcars available for lease	(635)	(563)	(653)	(590)
Gain on sale of assets held for sale	(1,078)	—	(1,078)	—

Operating income (loss)	11,317	(946)	2,156	(5,953)
Interest expense and deferred financing costs	(284)	(238)	(854)	(481)
Other income	7	15	48	59

Income (loss) before income taxes	11,040	(1,169)	1,350	(6,375)
Income tax provision (benefit)	4,608	(243)	252	633

Net income (loss)	$6,432	$(926)	$1,098	$(7,008)

Net income (loss) per common share – basic	$0.53	$(0.08)	$0.09	$(0.59)

Net income (loss) per common share – diluted	$0.53	$(0.08)	$0.09	$(0.59)

Weighted average common shares outstanding – basic	12,007,970	11,957,548	11,999,150	11,950,593

Weighted average common shares outstanding – diluted	12,108,397	11,957,548	12,088,728	11,950,593

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$6,432	$(926)	$1,098	$(7,008)

Other comprehensive income:
Pension liability adjustments, net of tax	34	85	102	255
Postretirement liability adjustments, net of tax	99	138	297	414

Other comprehensive income	133	223	399	669

Comprehensive income (loss)	$6,565	$(703)	$1,497	$(6,339)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331

Net loss	—	—	—	—	—	—	(7,008)	(7,008)
Other comprehensive income	—	—	—	—	—	669	—	669
Restricted stock awards	—	—	(3,327)	72,635	3,327	—	—	—
Employee restricted stock settlement	—	—	—	(2,794)	(65)	—	—	(65)
Forfeiture of restricted stock awards	—	—	64	(2,976)	(64)	—	—	—
Stock-based compensation recognized	—	—	1,703	—	—	—	—	1,703
Cash dividends	—	—	—	—	—	—	(2,166)	(2,166)

Balance, September 30, 2013	12,731,678	$127	$98,842	(685,302)	$(31,290)	$(25,470)	$162,255	$204,464

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535

Net income	—	—	—	—	—	—	1,098	1,098
Other comprehensive income	—	—	—	—	—	399	—	399
Stock options exercised	—	—	(137)	6,185	280	—	—	143
Restricted stock awards	—	—	(1,048)	23,212	1,048	—	—	—
Employee restricted stock settlement	—	—	—	(8,709)	(224)	—	—	(224)
Stock-based compensation recognized	—	—	1,576	—	—	—	—	1,576
Forfeiture of restricted stock awards	—	—	138	(4,643)	(138)	—	—	—
Cash dividends	—	—	—	—	—	—	(2,171)	(2,171)

Balance, September 30, 2014	12,731,678	$127	$99,794	(666,219)	$(30,004)	$(14,733)	$148,172	$203,356

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,098	$(7,008)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	7,481	7,289
Gain on sale of railcars available for lease	(653)	(590)
Gain on sale of assets held for sale	(1,078)	—
Other non-cash items, net	795	108
Deferred income taxes	116	337
Stock-based compensation recognized	1,576	1,703
Changes in operating assets and liabilities:
Accounts receivable	(29,500)	(7,623)
Inventories	(37,509)	7,156
Inventory on lease	(8,721)	(16,955)
Other assets	(4,380)	614
Accounts and contractual payables	47,922	(12,710)
Accrued payroll and employee benefits	1,280	(2,857)
Income taxes receivable/payable	870	77
Accrued warranty	1,734	(657)
Customer deposits and other current liabilities	(91,128)	(27,418)
Deferred revenue, long-term	379	(39)
Deferred rent, long-term	(45)	—
Accrued pension costs and accrued postretirement benefits	1,422	(1,171)

Net cash flows used in operating activities	(108,341)	(59,744)

Cash flows from investing activities
Restricted cash deposits	(1,017)	(3,675)
Restricted cash withdrawals	2,782	14,240
Purchase of restricted certificates of deposit	—	(295)
Purchase of securities held to maturity	(50,974)	(38,976)
Proceeds from securities held to maturity	42,002	42,000
Proceeds from sale of property, plant and equipment, assets held for sale and railcars available for lease	8,031	6,741
Purchases of property, plant and equipment	(8,248)	(16,282)

Net cash flows (used in) provided by investing activities	(7,424)	3,753

Cash flows from financing activities
Deferred financing costs	—	(138)
Stock option exercise	143	—
Employee restricted stock settlement	(224)	(65)
Cash dividends paid to stockholders	(2,171)	(2,166)
Customer advance for production of leased railcars	—	19,400
Repayment of customer advance	(1,035)	(552)

Net cash flows (used in) provided by financing activities	(3,287)	16,479

Net decrease in cash and cash equivalents	(119,052)	(39,512)
Cash and cash equivalents at beginning of period	145,506	98,509

Cash and cash equivalents at end of period	$26,454	$58,997

Supplemental cash flow information:
Interest paid	$42	$106

Income taxes paid	$51	$581

Income tax refunds received	$573	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2013 year-end balance sheet data was derived from the audited financial statements as of December 31, 2013. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Manufacturing	$181,490	$66,943	$358,248	$181,722
Services	8,790	9,003	27,806	28,948

Consolidated revenues	$190,280	$75,946	$386,054	$210,670

Operating income (loss):
Manufacturing	$16,185	$4,298	$18,584	$5,376
Services	1,633	706	2,277	3,607
Corporate	(6,501)	(5,950)	(18,705)	(14,936)

Consolidated operating income (loss)	11,317	(946)	2,156	(5,953)
Consolidated interest expense and deferred financing costs	(284)	(238)	(854)	(481)
Consolidated other income	7	15	48	59

Consolidated income (loss) before income taxes	$11,040	$(1,169)	$1,350	$(6,375)

Depreciation and amortization:
Manufacturing	$1,740	$1,790	$5,060	$4,614
Services	367	520	1,155	1,561
Corporate	429	396	1,266	1,114

Consolidated depreciation and amortization	$2,536	$2,706	$7,481	$7,289

Capital expenditures:
Manufacturing	$2,460	$829	$7,591	$14,960
Services	88	88	393	287
Corporate	55	311	264	1,035

Consolidated capital expenditures	$2,603	$1,228	$8,248	$16,282

	September 30, 2014	December 31, 2013
Assets:
Manufacturing	$239,200	$161,221
Services	20,237	21,026
Corporate	90,607	203,571

Total operating assets	350,044	385,818
Consolidated income taxes receivable	581	1,126
Consolidated deferred income taxes, current	11,017	11,017
Consolidated deferred income taxes, long-term	19,425	19,758

Consolidated assets	$381,067	$417,719

Note 5 – Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$65	$—	$—	$65
Restricted certificates of deposit	$4,605	$—	$—	$4,605

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$48	$—	$—	$48
Restricted certificates of deposit	$4,605	$—	$—	$4,605

Non-Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$2,451	$—	$2,451

The carrying values of property, plant and equipment at the Company’s Danville and Clinton facilities were reduced to their estimated fair market values during the fourth quarter of 2013. Fair market values for the Danville and Clinton facilities were estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. No non-financial assets were recorded at fair value on a non-recurring basis as of September 30, 2014.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of September 30, 2014 and December 31, 2013 of $47,990 and $38,988, respectively, consisted of U.S. treasury securities held to maturity with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30, 2014	December 31, 2013
Work in progress	$95,242	$43,643
Finished new railcars	2,491	16,798
Used railcars acquired upon trade-in	21	105
Parts and service inventory	5,766	5,794

Total inventories	$103,520	$66,340

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,893 and $1,793 relating to excess or slow-moving inventory for parts and work in progress at September 30, 2014 and December 31, 2013, respectively.

Note 8 – Leased Railcars

Inventory on lease was $25,676 and $16,955 at September 30, 2014 and December 31, 2013, respectively. Railcars available for lease, net at September 30, 2014 was $30,123 (cost of $35,225 and accumulated depreciation of $5,102) and at December 31, 2013 was $36,110 (cost of $41,389 and accumulated depreciation of $5,279). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of September 30, 2014 and December 31, 2013.

Leased railcars at September 30, 2014 are subject to lease agreements with external customers with terms of up to seven years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at September 30, 2014 are as follows:

Three months ending December 31, 2014	$1,168
Year ending December 31, 2015	2,052
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,256
Year ending December 31, 2018	668
Thereafter	1,377

$7,777

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2014	December 31, 2013
Buildings and improvements	$10,838	$11,076
Machinery and equipment	48,240	42,115
Software	8,299	9,089
Leasehold improvements	6,662	5,483

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	74,039	67,763
Less: Accumulated depreciation and amortization	(36,655)	(31,406)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	37,384	36,357
Land (including easements)	1,976	2,072
Construction in process	2,181	967

Total property, plant and equipment, net	$41,541	$39,396

As part of the Company’s strategic initiative to improve the contribution of its Services business to the Company’s results of operations, management evaluated the long-term profitability of each of its railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close its underperforming maintenance and repair shop in Clinton, Indiana. The estimated fair market values, representing the estimated salvage values of buildings, equipment and rail at the facility and the estimated sales value of the associated land as of December 31, 2013 are included in the table above. During the third quarter of 2014, these assets were sold to a third party resulting in a gain on sale of $1,078, which is included in gain on sale of assets held for sale in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Note 10 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
Patents	$13,097	$13,097
Accumulated amortization	(12,000)	(11,557)

Patents, net of accumulated amortization	1,097	1,540

Customer-related intangibles	1,194	1,194
Accumulated amortization	(458)	(362)

Customer-related intangibles, net of accumulated amortization	736	832

Total amortizing intangibles	$1,833	$2,372

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is three years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three month periods ended September 30, 2014 and 2013, and $443 for each of the nine month periods ended September 30, 2014 and 2013, respectively. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 16 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $32 and $37 for the three months ended September 30, 2014 and 2013, respectively, and $97 and $111 for the nine months ended September 30, 2014 and 2013, respectively.

The estimated future intangible amortization at September 30, 2014 is as follows:

Three months ending December 31, 2014	$180
Year ending December 31, 2015	698
Year ending December 31, 2016	457
Year ending December 31, 2017	91
Year ending December 31, 2018	73
Thereafter	334

$1,833

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. During the quarter ended September 30, 2014, the Company performed its annual assessment and concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the testing date.

Management determines the fair value of the reporting units using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method.

Note 11 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$8,158	$6,776	$6,957	$7,625
Provision for warranties issued during the period	711	73	1,501	372
Reductions for payments, cost of repairs and other	(219)	(271)	(480)	(764)
Adjustments to prior warranties	41	390	713	(265)

Balance at the end of the period	$8,691	$6,968	$8,691	$6,968

Note 12 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2014, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of September 30, 2014, the Company had $5,435 in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,565 available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2013, the Company had $4,605 in outstanding letters of credit under the Revolving Credit Facility and therefore had $45,395 available for borrowing under the Revolving Credit Facility. As of December 31, 2013, the Company had no borrowings under the Revolving Credit Facility.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended September 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $44 and selling, general and administrative expenses of $9)	$53	$19	$34
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $82 and selling, general and administrative expenses of $10)	92	32	60
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $54 and selling, general and administrative expenses of $6)	60	21	39

	$205	$72	$133

	Pre-Tax	Tax	Net of Tax
Three months ended September 30, 2013
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $118 and selling, general and administrative expenses of $13)	$131	$46	$85
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $146 and selling, general and administrative expenses of $7)	153	53	100
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $57 and selling, general and administrative expenses of $3)	60	22	38

	$344	$121	$223

	Pre-Tax	Tax	Net of Tax
Nine months ended September 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $133 and selling, general and administrative expenses of $26)	$159	$57	$102
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $248 and selling, general and administrative expenses of $30)	278	98	180
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $162 and selling, general and administrative expenses of $18)	180	63	117

	$617	$218	$399

	Pre-Tax	Tax	Net of Tax
Nine months ended September 30, 2013
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $354 and selling, general and administrative expenses of $39)	$393	$138	$255
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $437 and selling, general and administrative expenses of $23)	460	162	298
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $171 and selling, general and administrative expenses of $9)	180	64	116

	$1,033	$364	$669

The components of accumulated other comprehensive loss consist of the following:

	September 30, 2014	December 31, 2013
Unrecognized pension cost, net of tax of $4,196 and $4,253	$(6,376)	$(6,478)
Unrecognized postretirement cost, net of tax of $5,245 and $5,406	(8,357)	(8,654)

	$(14,733)	$(15,132)

Note 14 – Stock-Based Compensation

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

Total stock-based compensation was $476 and $629 for the three months ended September 30, 2014 and 2013, respectively, and $1,576 and $1,703 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $3,043 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 36 months.

Note 15 – Employee Benefit Plans

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreement was reached. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees and is seeking declaratory relief to confirm the Company’s rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 16). The outcome of the pending litigation and the impact on the Company’s postretirement benefit plan obligation cannot be determined at this time. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as was permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

Generally, contributions to the plans are not less than the minimum amounts required under ERISA and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension Benefits
Interest cost	$661	$632	$1,983	$1,896
Expected return on plan assets	(905)	(887)	(2,715)	(2,661)
Amortization of unrecognized net loss	53	131	159	393

	$(191)	$(124)	$(573)	$(372)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Postretirement Benefit Plan
Service cost	$16	$18	$48	$54
Interest cost	750	657	2,250	1,971
Amortization of prior service cost	60	60	180	180
Amortization of unrecognized net loss	92	153	278	460

	$918	$888	$2,756	$2,665

The Company made contributions to the Company’s defined benefit pension plans of $108 and $61 for the three months ended September 30, 2014 and 2013, respectively, and $217 and $122 for the nine months ended September 30, 2014 and 2013, respectively. The Company expects to make $341 in contributions (including contributions already made) to its pension plans in 2014 to meet its minimum funding requirements.

The Company made payments to the Company’s postretirement benefit plan of $107 and $508 for the three months ended September 30, 2014 and 2013, respectively, and $323 and $2,977 for the nine months ended September 30, 2014 and 2013, respectively. The Company expects to make $407 in contributions (including contributions already made) to its postretirement benefit plan in 2014 for salaried retirees. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $443 and $310 for the three months ended September 30, 2014 and 2013, respectively, and $1,142 and $1,190 for the nine months ended September 30, 2014 and 2013, respectively.

Note 16 – Contingencies

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied the Company’s motion to dismiss and, on January 16, 2014, the Illinois Court transferred the Company’s case to the Pennsylvania Court. On January 31, 2014, the Company filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. The parties have submitted their responses and replies with respect to each of the motions. There can be no assurance as to when the Pennsylvania Court will issue its ruling on such motions, or how the Pennsylvania Court will rule.

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

The Company has recorded postretirement benefit plan obligations, a substantial portion of which relates to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 15).

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

Note 17 – Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2024. The leases generally contain specific renewal options at lease-end at the then fair market amounts.

Future minimum lease payments at September 30, 2014 are as follows:

Three months ending December 31, 2014	$2,594
Year ending December 31, 2015	10,005
Year ending December 31, 2016	9,095
Year ending December 31, 2017	8,786
Year ending December 31, 2018	8,859
Thereafter	35,692

$75,031

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended September 30, 2014 and 2013, was approximately $2,331 and $2,334, respectively. Total rental expense for the nine months ended September 30, 2014 and 2013, was approximately $7,000 and $6,551, respectively.

The Company is party to non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At September 30, 2014, the Company had purchase commitments under these agreements as follows:

Three months ending December 31, 2014	$1,364
Year ending December 31, 2015	6,251
Year ending December 31, 2016	9,375
Year ending December 31, 2017	9,375
Year ending December 31, 2018	—
Thereafter	—

$26,365

Note 18 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	12,007,970	11,957,548	11,999,150	11,950,593
Dilutive effect of employee stock options and nonvested share awards	100,427	—	89,578	—

Weighted average diluted common shares outstanding	12,108,397	11,957,548	12,088,728	11,950,593

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2014 and 2013, 366,964 and 739,499 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, 441,098 and 701,805 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 19 – Income Taxes

The Company’s income tax provision was $4,608 for the three months ended September 30, 2014 compared to an income tax benefit of $243 for the three months ended September 30, 2013. The Company’s effective tax rate for the three months ended September 30, 2014 was 41.7% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate and the 1.1% impact of other differences, which were partially offset by the (1.9)% impact of changes in the valuation allowance. The Company’s effective tax rate for the three months ended September 30, 2013 was 20.8% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (25.7)% impact of changes in the valuation allowance, which was partially offset by a 5.8% blended state rate and the 5.7% impact of non-deductible expenses and other permanent adjustments.

The Company’s income tax provision was $252 for the nine months ended September 30, 2014 compared to $633 for the nine months ended September 30, 2013. The Company’s effective tax rate for the nine months ended September 30, 2014 was 18.8% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (29.1)% impact of changes in the valuation allowance, which was partially offset by a 6.8% blended state tax rate, the 5.4% impact of changes in uncertain tax positions and 0.7% for the effect of other differences.

The income tax provision for the nine months ended September 30, 2013 included a provision of $1,538 resulting from applying changes in effective state tax rates on the Company’s deferred tax balances. The addition of the Company’s Shoals facility changed the mix of income from states in which it operates, resulting in changes in the Company’s estimated state tax apportionment and effective state tax rates during the nine months ended September 30, 2013. Additionally, projected taxable income in certain states in which the Company operates may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision for the nine months ended September 30, 2013 also included the recognition of a valuation allowance of $2,503 against deferred tax assets related to net operating loss carryforwards in certain states in which the Company operates. These discrete tax provisions during the nine months ended September 30, 2013 were partially offset by $891 of discrete tax benefits recorded during the period.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, the Shoals facility allows us to produce a broader variety of railcars in a cost-effective and efficient manner. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production has continued to ramp up during 2014. Our Danville facility resumed production in June 2014 after being idled for fourteen months. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. FCRS has repair and maintenance facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. As of September 30, 2014, the book value of leased railcars (including inventory on lease and railcars available for lease) was $55.8 million. Our primary customers are railroads, financial institutions and shippers.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes railcar repair and maintenance and parts sales. Corporate includes administrative activities and all other non-operating activities.

Total orders for railcars in the third quarter of 2014 were 7,375 units, consisting of 5,165 new railcars and 2,210 rebuilt railcars, compared to 2,401 units ordered in the second quarter of 2014, consisting of 2,201 new railcars and 400 leased railcars, and 6,001 units ordered in the third quarter of 2013, consisting of 1,714 new railcars, 75 leased railcars and 4,212 rebuilt railcars. Railcar deliveries totaled 2,354 units, consisting of 1,554 new railcars and 800 rebuilt railcars, in the third quarter of 2014, compared to 1,635 units, consisting of 835 new railcars and 800 rebuilt railcars, in the second quarter of 2014 and 937 units, consisting of 194 new railcars and 743 rebuilt railcars, in the third quarter of 2013. Total backlog of unfilled orders was 13,514 units, consisting of 9,414 new railcars, 3,700 rebuilt railcars and 400 leased railcars, at September 30, 2014, compared to 8,493 units, consisting of 5,424 new railcars, 2,290 rebuilt railcars and 779 leased railcars, at June 30, 2014 and 6,826 units, consisting of 3,071 new railcars, 3,680 rebuilt railcars and 75 leased railcars, at December 31, 2013. The estimated sales values of the backlogs were $1.1 billion and $492 million, respectively, as of September 30, 2014 and December 31, 2013. As of September 30, 2014, approximately 17% of the railcars in our backlog are expected to be delivered during 2014. The remaining 83% of the railcars are scheduled to be delivered in 2015 or beyond.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Revenues

Our consolidated revenues for the three months ended September 30, 2014 were $190.3 million compared to $75.9 million for the three months ended September 30, 2013. Manufacturing segment revenues for the three months ended September 30, 2014 were $181.5 million compared to $66.9 million for the three months ended September 30, 2013. The increase in Manufacturing segment revenues for the 2014 period compared to the 2013 period reflects the increase in the number of railcars delivered and change in product mix. Services segment revenues for the three months ended September 30, 2014 were $8.8 million compared to $9.0 million for the three months ended September 30, 2013. The decrease in Services segment revenues for the 2014 period compared to the 2013 period reflects lower repair volumes, partially offset by higher parts sales revenue. Higher coal train utilization during the third quarter of 2014 reduced the volume of coal trains released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2014 was $18.8 million compared to $6.2 million for the three months ended September 30, 2013, representing an increase of $12.6 million. The increase in our consolidated gross profit for the third quarter of 2014 compared to the third quarter of 2013 primarily reflects an increase in gross profit from our Manufacturing segment of $12.9 million, which was partially offset by a decrease in gross profit from our Services segment of $0.3 million. The increase in gross profit for our Manufacturing segment for the third quarter of 2014 compared to the third quarter of 2013 reflects the increase in deliveries. The strong industry backlog for railcars during 2014 has led to a tightening of certain railcar component supply. If this tightening of supply were to create disruptions to our operations, such circumstances could negatively impact future production and gross profit for our Manufacturing Segment. Gross profit for our Manufacturing segment for the third quarter of 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $3.3 million. The decrease in gross profit for our Services segment for the third quarter of 2014 compared to the third quarter of 2013 reflects lower repair volumes caused by increased utilization of railcars and a less profitable mix of parts sales and repair services, which were partially offset by higher parts sales volumes. Our consolidated gross profit margin was 9.9% for the three months ended September 30, 2014 compared to 8.1% for the three months ended September 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2014 were $9.2 million compared to $7.7 million for the three months ended September 30, 2013. The increase primarily reflects increases in a provision for incentive compensation of $1.3 million. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2014 were $3.0 million compared to $1.9 million for the three months ended September 30, 2013. Services segment selling, general and administrative expenses were $0.8 million for the three months ended September 30, 2014 compared to $0.9 million for the three months ended September 30, 2013. Corporate selling, general and administrative expenses for the three months ended September 30, 2014 were $5.4 million compared to $4.8 million for the three months ended September 30, 2013.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended September 30, 2014 was $0.6 million and primarily represented the gain on sale of leased railcars with a net book value of $5.2 million. Gain on sale of railcars available for lease for the three months ended September 30, 2013 was $0.6 million and primarily represented the gain on sale of leased railcars with a net book value of $6.2 million.

Gain on Sale of Assets Held for Sale

In December 2013, we closed our underperforming maintenance and repair shop in Clinton, Indiana, reduced the carrying values of repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1.7 million. Sale of the repair shop assets to a strategic buyer during the three months ended September 30, 2014 resulted in a gain of $1.1 million.

Operating Income (Loss)

Our consolidated operating income for the three months ended September 30, 2014 was $11.3 million compared to consolidated operating loss of $0.9 million for the three months ended September 30, 2013. Operating income for the Manufacturing segment was $16.2 million for the three months ended September 30, 2014 compared to $4.3 million for the three months ended September 30, 2013, reflecting the increase in deliveries. Operating income for our Manufacturing segment for the third quarter of 2013 reflected start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $3.3 million. Services segment operating income was $1.6 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013, reflecting the $1.1 million gain on sale of the repair shop assets during the three months ended September 30, 2014. Services segment operating income also reflects higher parts sales volumes, which were offset by lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services for the 2014 period compared to the 2013 period. Corporate costs were $6.5 million for the three months ended September 30, 2014 compared to $6.0 million for the three months ended September 30, 2013. Corporate costs for the three months ended September 30, 2013 included $0.4 million related to the start-up of our Shoals facility. The increase in Corporate costs for the three months ended September 30, 2014, compared to the 2013 period primarily reflects increases in the provision for incentive compensation of $1.3 million.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.3 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been resolved.

Income Taxes

Our income tax provision was $4.6 million for the three months ended September 30, 2014 compared to an income tax benefit of $0.2 million for the three months ended September 30, 2013. Our effective tax rate for the three months ended September 30, 2014 was 41.7% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate and the 1.1% impact of other differences, which were partially offset by the (1.9)% impact of changes in the valuation allowance. Our effective tax rate for the three months ended September 30, 2013 was 20.8% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (25.7)% impact of changes in the valuation allowance due to changes in the mix of income from states in which we operate, which was partially offset by a 5.8% blended state rate and the 5.7% impact of non-deductible expenses and other permanent adjustments.

Net Income (Loss)

As a result of the foregoing, net income was $6.4 million for the three months ended September 30, 2014 compared to a net loss of $0.9 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, our basic and diluted net income per share was $0.53 on basic and diluted shares outstanding of 12,007,970 and 12,108,397, respectively. For the three months ended September 30, 2013, our basic and diluted net loss per share was $0.08 on basic and diluted shares outstanding of 11,957,548.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Revenues

Our consolidated revenues for the nine months ended September 30, 2014 were $386.1 million compared to $210.7 million for the nine months ended September 30, 2013. Manufacturing segment revenues for the nine months ended September 30, 2014 were $358.2 million compared to $181.7 million for the nine months ended September 30, 2013. The increase in Manufacturing segment revenues for the 2014 period compared to the 2013 period reflects the increase in the number of railcars delivered and product mix changes. Our Manufacturing segment delivered 4,742 units, consisting of 2,677 new railcars, 1,990 rebuilt railcars and 75 leased railcars, for the nine months ended September 30, 2014, compared to 2,720 units, consisting of 802 new railcars, 200 leased railcars and 1,718 rebuilt railcars, in the nine months ended September 30, 2013. Services segment revenues for the nine months ended September 30, 2014 were $27.8 million compared to $28.9 million for the nine months ended September 30, 2013. The decrease in Services segment revenues for the 2014 period compared to the 2013 period reflects lower repair volumes, which were partially offset by higher parts sales. Services segment revenues for the nine months ended September 30, 2014 were negatively impacted by higher coal train utilization, which reduced the volume of coal trains released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2014 was $26.7 million compared to $13.4 million for the nine months ended September 30, 2013, representing an increase of $13.3 million. The increase in our consolidated gross profit for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily reflects an increase in gross profit from our Manufacturing segment of $15.7 million, which was partially offset by a decrease in gross profit from our Services segment of $2.8 million. The increase in gross profit for our Manufacturing segment for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 reflects the increase in deliveries, which was partially offset by the effect of production inefficiencies at our Shoals and Danville facilities as they continued to ramp up production levels to support our backlog growth and product expansion. Costs associated with the continued ramp up of production volumes at our Shoals facility, carrying costs associated with our idled Danville facility, and incremental costs associated with the restart of production at Danville totaled $5.5 million for the first half of 2014. Gross profit for our Manufacturing segment for the nine months ended September 30, 2014 was also negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. The strong industry backlog for railcars during 2014 has led to a tightening of certain railcar component supply, which, if realized could significantly impact future production and gross profit for our Manufacturing Segment. Gross profit for our Manufacturing segment for the nine months ended September 30, 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $5.8 million. The decrease in gross profit for our Services segment for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services, partially offset by higher parts sales volumes. Our consolidated gross profit margin was 6.9% for the nine months ended September 30, 2014 compared to 6.4% for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2014 were $26.3 million compared to $20.0 million for the nine months ended September 30, 2013, representing an increase of $6.3 million. During the nine months ended September 30, 2013, we settled the Bral litigation (see note 15 to our condensed consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves. Selling, general and administrative expenses for the nine months ended September 30, 2014 included increases in the provision for incentive compensation of $1.9 million and legal costs of $0.7 million, which were partially offset by decreases in employee procurement, relocation and travel costs totaling $0.7 million. Legal cost increases for the nine months ended September 30, 2014 were primarily related to the ongoing litigation relating to our postretirement benefit plan. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2014 were $8.1 million compared to $5.5 million for the nine months ended September 30, 2013. Services segment selling, general and administrative expenses for the nine months ended September 30, 2014 were $2.4 million compared to $2.8 million for the nine months ended September 30, 2013. Corporate selling, general and administrative expenses for the nine months ended September 30, 2014 were $15.8 million compared to $11.7 million for the nine months ended September 30, 2013, reflecting the reduction in the litigation reserve during the nine months ended September 30, 2013. Corporate selling, general and administrative expenses for the nine months ended September 30, 2013 also included $1.2 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the nine months ended September 30, 2014 was $0.7 million and primarily represented the gain on sale of leased railcars with a net book value of $5.2 million. Gain on sale of railcars available for lease for the nine months ended September 30, 2013 was $0.6 million and primarily represented the gain on sale of leased railcars with a net book value of $6.2 million.

Gain on Sale of Assets Held for Sale

In December 2013, we closed our underperforming maintenance and repair shop in Clinton, Indiana, reduced the carrying values of repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1.7 million. Sale of the repair shop assets to a strategic buyer during the nine months ending September 30, 2014 resulted in a gain of $1.1 million.

Operating Income (Loss)

Our consolidated operating income for the nine months ended September 30, 2014 was $2.2 million compared to an operating loss of $6.0 million for the nine months ended September 30, 2013. Operating income for the Manufacturing segment was $18.6 million for the nine months ended September 30, 2014 compared to $5.4 million for the nine months ended September 30, 2013, reflecting the increase in deliveries. The increase in operating income for our Manufacturing segment for the nine months ended September 30, 2014 was negatively impacted by the effect of production inefficiencies at our Shoals and Danville facilities as they continued to ramp up production levels to support our backlog growth and product expansion. Costs associated with the continued ramp up of production volumes at our Shoals facility, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville totaled $5.6 million for the first half of 2014. Operating income for our Manufacturing segment for the nine months ended September 30, 2014 was also negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. Operating income for our Manufacturing segment for the nine months ended September 30, 2013 reflected start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $5.9 million. Services segment operating income was $2.3 million for the nine months ended September 30, 2014 compared to $3.6 million for the nine months ended September 30, 2013. The decrease in

Services segment operating income reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services, partially offset by higher parts sales for the 2014 period compared to the 2013 period. Corporate costs were $18.7 million for the nine months ended September 30, 2014 compared to $14.9 million for the nine months ended September 30, 2013, reflecting the $3.9 million reduction in litigation reserves from the Bral settlement. Corporate costs for the nine months ended September 30, 2014 also included increases in legal costs of $0.7 million, which were primarily related to our ongoing litigation relating to our postretirement benefit plan. Corporate costs for the nine months ended September 30, 2013 included $1.2 million related to the start-up of our Shoals facility.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.9 million for the nine months ended September 30, 2014 compared to $0.5 million for the nine months ended September 30, 2013. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue cannot be recognized until all contingencies have been resolved.

Income Taxes

Our income tax provision was $0.3 million for the nine months ended September 30, 2014 compared to $0.6 million for the nine months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 was 18.8% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (29.1)% impact of changes in the valuation allowance which was partially offset by a 6.8% blended state tax rate, the 5.4% impact of changes in uncertain tax positions and 0.7% for the effect of other differences.

The income tax provision for the nine months ended September 30, 2013 included a provision of $1.5 million resulting from applying changes in effective state tax rates on our deferred tax balances. The addition of our Shoals facility changed the mix of income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates during the nine months ended September 30, 2013. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax provision for the nine months ended September 30, 2013 also included the recognition of a valuation allowance of $2.5 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. These discrete tax provisions during the nine months ended September 30, 2013 were partially offset by $0.9 million of discrete tax benefits recorded during the period.

Net Income (Loss)

As a result of the foregoing, net income was $1.1 million for the nine months ended September 30, 2014 compared to a net loss of $7.0 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our basic and diluted net income per share was $0.09 on basic and diluted shares outstanding of 11,999,150 and 12,088,728, respectively. For the nine months ended September 30, 2013, our basic and diluted net loss per share was $0.59 on basic and diluted shares outstanding of 11,950,593.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2014 and 2013, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2014, we had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of September 30, 2014, we had $5.4 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.6 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the

Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2013, we had $4.6 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $45.4 million available for borrowing under the Revolving Credit Facility. As of December 31, 2013, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $6.0 million as of September 30, 2014 and $7.8 million as of December 31, 2013, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of September 30, 2014 compared to December 31, 2013 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of September 30, 2014 are scheduled to expire at various dates through October 1, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of September 30, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $55.8 million. We continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2013, our benefit obligations under our defined benefit pension plans and our postretirement benefit plan were $56.3 million and $63.3 million, respectively, which exceeded the fair values of plan assets by $0.8 million and $63.3 million, respectively. We made contributions of $0.2 million to our defined benefit pension plans during the nine months ended September 30, 2014. As disclosed in Note 15 to the condensed consolidated financial statements, we expect to make contributions of $0.3 million (including contributions already made) to our defined benefit pension plans in 2014. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

In September 2014, we communicated to certain former employees the option to receive a lump-sum pension payment or annuity, with payments beginning in the fourth quarter of 2014. To the extent eligible individuals elect the option to receive a lump-sum pension payment or annuity, our pension obligations will be reduced. Payments to eligible participants who elect to participate in the offer will be funded from existing pension plan assets and will constitute a complete settlement of our pension liabilities with respect to these participants. The discount rates and actuarial assumptions used to calculate the payouts will be determined according to federal regulations. We expect the discount rates to approximate those used to calculate our pension obligation for financial reporting purposes. Depending on which and how many individuals elect the option to receive a lump-sum pension payment or annuity, we may be required to record a non-cash settlement charge in the fourth quarter in connection with the settlement payments. This charge will result from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled. The amount of this charge will depend on which and how many individuals elect the option to receive a lump-sum pension payment or annuity, as well as the discount rate and asset values on the settlement date.

We made payments to our postretirement benefit plan of $0.3 million for the nine months ended September 30, 2014 for salaried retirees. We expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2014 for salaried retirees. However, because our postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 16 to the condensed consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$75,031	$10,272	$18,013	$17,734	$29,012
Material and component purchases	26,365	6,052	17,969	2,344	—

Total	$101,396	$16,324	$35,982	$20,078	$29,012

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. Purchase commitments for aluminum are made at a fixed price and are typically entered into after a customer places an order for railcars. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.8 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2014 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(108,341)	$(59,744)
Investing activities	(7,424)	3,753
Financing activities	(3,287)	16,479

Total	$(119,052)	$(39,512)

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

Our net cash used in operating activities for the nine months ended September 30, 2014 was $108.3 million compared to $59.7 million for the nine months ended September 30, 2013. Net cash used in operating activities for the nine months ended September 30, 2014 was driven primarily by an increase in working capital, including a $46.2 million increase in inventory and inventory on lease, a $29.5 million increase in accounts receivable and a $91.1 million decrease in customer deposits, partially offset by a $47.9 million increase in accounts and contractual payables. Changes in inventory and accounts and contractual payables primarily represents purchases of materials to support increased production levels, while the reduction in customer deposits reflects the delivery of railcars during 2014 for which a prepayment was received from the customer during the fourth quarter of 2013. The increase in accounts receivable for the nine months ended September 30, 2014 reflects increased deliveries under customary payment terms. Net cash used in operating activities for the nine months ended September 30, 2013 included decreases in cash related to changes in accounts receivable of $7.6 million, inventory on lease of $17.0 million, accounts and contractual payables of $12.7 million and customer deposits of $27.4 million, which were partially offset by increases in cash related to changes in inventory of $7.2 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 was $7.4 million compared to net cash provided by investing activities of $3.8 million for the nine months ended September 30, 2013. Net cash used in investing activities for the nine months ended September 30, 2014 included purchases of securities held to maturity of $9.0 million (net of proceeds from redemptions) and purchases of property, plant and equipment of $8.2 million (primarily purchases of equipment for our Shoals facility), which were partially offset by proceeds from sale of property, plant and equipment, assets held for sale and railcars available for lease totaling $8.0 million. Net cash used in operating activities for the nine months ended September 30, 2014 also included restricted cash withdrawals (net of deposits) of $1.8 million related to decreases in collateralization obligations with respect to letters of credit for performance guarantees. Net cash provided by investing activities for the nine months ended September 30, 2013 included maturities of securities (net of purchases) of $3.0 million, restricted cash withdrawals (net of deposits) of $10.6 million related to decreases in collateralization obligations with respect to letters of credit for performance guarantees and proceeds from the sale of railcars available for lease of $6.7 million, which were partially offset by purchases of restricted certificates of deposit of $0.3 million and purchases of property, plant and equipment of $16.3 million.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2014 was $3.3 million compared to net cash provided by financing activities of $16.5 million for the nine months ended September 30, 2013. Net cash used in financing activities for the nine months ended September 30, 2014 primarily included cash dividends paid to our stockholders of $2.2 million and customer advance repayments of $1.0 million. Net cash provided by financing activities for the nine months ended September 30, 2013 included a $19.4 million customer advance for production of leased railcars for which revenue cannot be recognized until all contingencies have been met, which was partially offset by $2.2 million of cash dividends paid to our stockholders and $0.5 million of customer advance repayments.

Capital Expenditures

Our capital expenditures were $8.2 million in the nine months ended September 30, 2014 compared to $16.3 million in the nine months ended September 30, 2013. Capital expenditures were primarily purchases of equipment for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures will be between $10.0 million and $12.0 million for 2014. To support our strong backlog and order activity we will invest in additional production capacity at our Shoals facility. This new capacity will allow us to capture current and projected demand and is expected to be on line during the second quarter of 2015. The total capital investment for the expansion will be approximately $10.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2014, we had $5.4 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.6 million available for borrowing under the Revolving Credit Facility.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied our motion to dismiss and, on January 16, 2014, the Illinois Court transferred our case to the Pennsylvania Court. On January 31, 2014, we filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines, and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. The parties have submitted their responses and replies with respect to each of the motions. There can be no assurance as to when the Pennsylvania Court will issue its ruling on such motions, or how the Pennsylvania Court will rule.

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

We have recorded postretirement benefit plan obligations, a substantial portion of which relate to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 15 to the condensed consolidated financial statements).

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

FREIGHTCAR AMERICA, INC.

Date: November 6, 2014	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHARLES F. AVERY, JR.
Charles F. Avery, Jr., Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document