Form 10-K
period 2014-12-31
FreightCar America, Inc.
filed 2015-03-13
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 was $296.1 million, based on the closing price of $25.04 per share on the Nasdaq Global Market.

As of March 5, 2015, there were 12,111,573 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2014.	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1.	Business.

OVERVIEW

We and our predecessors have been manufacturing railcars since 1901. We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. We have historically specialized in the production of coal cars, which represented 57% of our deliveries of railcars in 2014, 68% of our deliveries of railcars in 2013 and 91% of our deliveries of railcars in 2012. Our BethGon® railcar has been the leading aluminum-bodied coal car sold in North America for over 20 years. Over the last 25 years, we believe we have built and introduced more types of coal cars than all other manufacturers in North America combined. The balance of our production consisted of a broad spectrum of railcar types that transport non-liquid commodities and products.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, we believe the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production continued to ramp up during 2014. Our Danville facility resumed production in June 2014 after being idled for 14 months.

We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. FreightCar Rail Services, LLC (“FCRS”) provides railcar repair and maintenance and inspections for all types of freight railcars. FCRS has repair and maintenance and inspection facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. As part of our strategic initiative to improve the contribution of the services business to our results of operations, management evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close our underperforming maintenance and repair shop in Clinton, Indiana. During the third quarter of 2014, those repair shop assets were sold to a strategic buyer. We also lease freight cars through our JAIX Leasing Company subsidiary.

Our primary customers are railroads, financial institutions and shippers, which represented 57%, 35% and 1%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2014. In the year ended December 31, 2014, we delivered 7,102 railcars, including 4,038 coal cars, which compared to 3,821 railcars, including 2,589 coal cars, delivered in the year ended December 31, 2013. Our deliveries for the year ended December 31, 2014 included 3,090 rebuilt railcars compared to 2,530 rebuilt railcars delivered in 2013. Our total backlog of firm orders for railcars increased from 6,826 railcars as of December 31, 2013 to 14,791 railcars as of December 31, 2014. Our backlog as of December 31, 2014 includes a variety of railcar types and 77% of our backlog at December 31, 2014 consisted of orders for non-coal cars. As of December 31, 2013, 45% of our backlog consisted of orders for non-coal cars. Our backlog as of December 31, 2014 included 2,600 rebuilt railcars compared to 3,680 rebuilt railcars in our backlog as of December 31, 2013. The estimated sales value of the backlog is $492 million and $1.3 billion, respectively, as of December 31, 2013 and 2014. We offer railcar leasing and refurbishment alternatives to our customers, an approach designed to enhance our position as a full service provider to the railcar industry. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future.

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

OUR PRODUCTS AND SERVICES

We design and manufacture a broad variety of freight cars including covered hoppers, open top hoppers, gondolas, boxcars, intermodal and non-intermodal flat cars that transport numerous types of dry bulk and containerized freight products.

In the last five years, we have added 24 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; coil gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab, ribbon rail and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

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

•	Steel, Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood and BethGon coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life. Our coal car product offerings include aluminum-bodied flat-bottom gondola railcars and steel or stainless steel-bodied triple hopper railcars for coal, metallurgical coke and petroleum coke service.

•	VersaFlood Series. Our VersaFlood™ series open-top hopper railcars include steel, stainless steel or hybrid steel and aluminum-bodied designs equipped with three-pocket (transverse gate) or two-pocket (longitudinal gate) discharge door systems with manual, independent or fully automatic door operation. The VersaFlood™ product series offers versatile design options for transportation of aggregates, sand or minerals.

•	Dynastack Series. Our intermodal doublestack railcar product offerings include a stand-alone 40 foot well car, the DynaStack® articulated, 5-unit, 40 foot and the DynaStack® 3-unit, 53 foot well cars for transportation of international and domestic containers.

•	Covered Hopper Cars. Our covered hopper railcar product offerings encompass a wide range of cubic foot (cf) capacity designs for shipping dry bulk commodities of varying densities including: 3,282 cf covered hopper cars for cement, sand and roofing granules; 4,300 cf covered hopper cars for potash or similar commodities; 5,200 cf and 5,400 cf covered hopper cars for grain and other agricultural products; and 6,250 cf covered hopper cars for plastic pellets.

•	Aluminum Coal Cars. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

Our aluminum bodied open-top hopper railcar, the AutoFlood™, is a five-pocket coal car equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood railcars in 1984, and introduced the AutoFlood II and AutoFlood III designs in 1996 and 2002, respectively. Both the AutoFlood II and AutoFlood III designs incorporate the automatic rapid discharge system, the MegaFlo™ door system, a patented mechanism that uses an over-center locking design, enabling the cargo door to close with tension rather than by compression. Further, AutoFlood railcars can be equipped with rotary couplers to permit rotary unloading.

Other Railcar Types. Our portfolio of railcar types also includes 52’ and 66’ mill gondola railcars used to transport steel products and scrap; slab, hot slab and coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; boxcars, non-intermodal flat railcars and bulkhead flat railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), forest and paper products and other bulky industrial products; woodchip hopper and gondola railcars designed to haul woodchips and municipal waste or other low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry ballast, iron ore, taconite pellets and other bulk commodities; the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; and the articulated bulk container railcar designed to carry dense bulk products such as waste products in 20 foot containers.

MANUFACTURING

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our facilities are each certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013 and provides a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars. During the fourth quarter of 2014, we announced a $10 million expansion at our Shoals facility to add an additional production line to meet current and projected demand for our railcars. When the new production line becomes fully operational in the second quarter of 2015, the Shoals facility will have the capacity to build approximately 6,000 to 8,000 railcars per year. As we increase production at our Shoals facility, we expect to add an additional 150 to 200 jobs beyond our current employment base of approximately 500 employees. Our Danville facility resumed production in June 2014 after being idled for 14 months. We will continue to adjust salaried and hourly labor personnel levels at all of our facilities to coincide with production requirements.

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

In 2014, revenue from three customers, CSX Transportation Inc., SMBC Rail Services and Progress Rail Services Corporation, accounted for approximately 36%, 20% and 13%, respectively, of total revenue. In 2014, sales to our top five customers accounted for approximately 86% of total revenue. Our railcar sales to customers outside the United States were $18.3 million in 2014. While we maintain strong relationships with our customers and serve over 70 active customers, many customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014	2013	2012
Railcar backlog at start of period	6,826	2,881	8,303
Railcars delivered	(7,102)	(3,821)	(8,325)
Railcar orders	15,067	7,766	2,903

Railcar backlog at end of period(1)	14,791	6,826	2,881

Estimated revenue from backlog at end of period (in thousands) (2)	$1,268,907	$492,018	$197,597

(1)	Railcar backlog includes 2,600, 3,680 and 1,900 rebuilt railcars as of December 31, 2014, 2013 and 2012, respectively.
(2)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

Although our reported backlog is typically converted to sales within two years, our reported backlog may not be converted to sales in any particular period, if at all, and the actual sales from these contracts may not equal our reported backlog estimates. See Item 1A. “Risk Factors—Risks Related to Our Business—The level of our reported backlog may not necessarily indicate what our future sales will be and our actual sales may fall short of the estimated sales value attributed to our backlog.” In addition, due to the large size of railcar orders and variations in the mix of railcars, the size of our reported backlog at the end of any given period may fluctuate significantly. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of the railcar may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.”

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

Our primary aluminum suppliers are Sapa Extrusions and Constellium N.V. (formerly Alcan Inc.). Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. Our primary stainless steel supplier is Crompion International, L.L.C.

Our primary component suppliers include Amsted Industries, Inc., which supplies us with truck components, brake components, couplers and bearings, and Summit Railroad Products, Inc., which supplies us with axles and wheels. Roll Form Group, a division of Samuel, Son & Co., Limited, is the sole supplier of our roll-formed center sills, which were used in 88% and 68% of our new railcars produced in 2014 and 2013, respectively. A center sill is the primary structural component of a railcar. In addition, during 2013, we entered into an agreement with International Truck and Engine Investments Corporation, an affiliate of Navistar, Inc., pursuant to which it has contracted to supply us with various fabricated parts, components and subassemblies as well as providing truck and wheel and axle assembly services and blast and paint finishing services. Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. No single supplier accounted for more than 17% and 11% of our total purchases in 2014 and 2013, respectively. Our top ten suppliers accounted for 65% and 60% of our total purchases in 2014 and 2013, respectively.

COMPETITION

We operate in a competitive marketplace. Competition is based on price, delivery timing, product design, reputation for product quality and customer service and support.

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

INTELLECTUAL PROPERTY

We have several U.S. and international patents and pending applications, registered trademarks, copyrights and trade names. Key patents include our one-piece center sill, our hopper railcar with automatic individual door system and our railroad car tub. The protection of our intellectual property is important to our business.

EMPLOYEES

As of December 31, 2014, we had 1,381 employees, of whom 230 were salaried and 1,151 were hourly wage earners, and approximately 402, or 29%, of our employees were members of unions. As of December 31, 2013, we had 819 employees, of whom 181 were salaried and 638 were hourly wage earners, and approximately 138, or 17%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

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

We operate in a competitive industry and we may be unable to compete successfully against other railcar manufacturers.

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

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales accounted for, in the aggregate, approximately 77% of our total sales for the five-year period. In 2014, sales to our top three customers accounted for approximately 36%, 20% and 13%, respectively, of our total sales. In 2013, sales to our top three customers accounted for approximately 45%, 12% and 6%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, coal cars have been our primary railcar type, representing 47% and 49% of our sales revenues in 2014 and 2013, respectively, and 57% and 68% of the total railcars that we delivered in 2014 and 2013, respectively. Fluctuations in the price of coal relative to other energy sources may cause utility companies, which are significant users of our coal car products, to select an alternative energy source to coal, thereby reducing the demand for coal cars. For example, if utility companies increased the use of natural gas instead of coal as an energy source, demand for certain of our coal car products could decrease and our operating results could be negatively affected.

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

We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us or lease from us when built, that have not yet been recognized as revenue. In this annual report on Form 10-K, we have disclosed our backlog, or the number of railcars for which we have purchase orders or firm operating leases for railcars to be built, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. For example, we rely on third-party suppliers for castings, wheels and components for our railcars and if these third parties were to stop or reduce their supply of heavy castings, wheels and other components, our actual sales could fall short of the estimated sales value attributed to our backlog. Also, customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay or could prevent the backlog from being converted to sales, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog.

Our warranties may expose us to potentially significant claims, which may damage our reputation and adversely affect our business, financial condition and results of operations.

We warrant that new railcars produced by us will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. Accordingly, we may be subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in property damage, personal injury or death, or does not conform to our customers’ specifications. Although we currently maintain product liability insurance coverage, product liability claims, if made, may exceed our insurance coverage limits or insurance may not continue to be available on commercially acceptable terms, if at all. These types of product liability and warranty claims may result in costly product recalls, significant repair costs and damage to our reputation, all of which could adversely affect our results of operations. This risk may increase over the short-term due to our limited warranty claim experience for our new product offerings.

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

An increase in postretirement benefit costs could adversely affect our results of operations.

We provide postretirement health care benefits for approximately 35 of our active employees and 719 of our retired employees. As of December 31, 2014, we have an unfunded $73.9 million accrual for our projected retiree health care costs, a substantial portion of which relates to a settlement with the union representing employees at our and our predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreement was reached. We terminated, effective

November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 16 to the consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments as per the expired 2005 Settlement Agreement indefinitely after November 1, 2013. However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.

As of December 31, 2014, we had a collective bargaining agreement with a union representing approximately 13% of our total active labor force that expires on March 31, 2017 and a collective bargaining agreement with a union representing approximately 16% of our total active labor force that expires on October 31, 2018. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the new railcars that we produced in 2014 and 2013, 88% and 68%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

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

Since our initial public offering in April 2005 until December 31, 2014, the trading price of our common stock ranged from a low of $12.82 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2014:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar assembly and component manufacturing	Cherokee, Alabama	712,608 square feet	Leased	December 31, 2021

Railcar maintenance, repair and parts warehouse	Grand Island, Nebraska	132,067 square feet on 448 acres of land	Owned	—

Railcar maintenance and repair	Hastings, Nebraska	35,107 square feet on 13.4 acres of land with an additional 7.5 acres of land leased	Owned/ Leased	December 31, 2018

Short line railroad	Grand Island, Nebraska	5 miles of main line plus 2.77 miles of sidings for a total of 7.77 miles	Owned	—

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

In addition to the properties listed above, we also have various leased or owned railroad easements or rights of way which we use in our railcar repair and maintenance business. The table above includes an additional 169,209 square feet of Navistar Inc.’s Cherokee, Alabama manufacturing facility subleased during the fourth quarter of 2014 to be utilized for the addition of a new production line. After this expansion, our subleased portion represents approximately one-third of the area of the entire facility.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied our motion to dismiss and, on January 16, 2014, the Illinois Court transferred our case to the Pennsylvania Court. On January 31, 2014, we filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines, and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. The parties have submitted their responses and replies with respect to each of the motions. We are not able to predict when the Pennsylvania Court will issue its ruling on such motions or how the Pennsylvania Court will rule.

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

We have recorded postretirement benefit plan obligations, a substantial portion of which relate to the dispute now before the Illinois Court and the Pennsylvania Court (see Note 13 to the consolidated financial statements).

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

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of March 5, 2015, there were approximately 87 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2013, as reported on the Nasdaq Global Market.

	Common stock price		Dividend Declared
	High	Low
2014
Fourth quarter	$34.85	$24.12	$0.06
Third quarter	$36.52	$21.58	$0.06
Second quarter	$26.82	$23.10	$0.06
First quarter	$26.45	$21.60	$0.06

2013
Fourth quarter	$26.72	$20.49	$0.06
Third quarter	$21.47	$16.53	$0.06
Second quarter	$21.98	$16.94	$0.06
First quarter	$24.95	$20.97	$0.06

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law. On February 9, 2015, our board of directors declared a cash dividend of $0.09 per share of our common stock, payable on February 25, 2015, to shareholders of record at the close of business on February 19, 2015. This dividend represents an increase of $0.03 per common share, or 50% from our prior quarterly cash dividend of $0.06 per common share.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2010 through December 31, 2014 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec.31, 2009	Jun.30, 2010	Dec.31, 2010	Jun.30, 2011	Dec.31, 2011	Jun.30, 2012	Dec.31, 2012	Jun.30, 2013	Dec.31, 2013	Jun.30, 2014	Dec.31, 2014
FreightCar America, Inc.	$100.00	$114.41	$146.37	$128.17	$105.96	$116.78	$114.70	$87.45	$137.82	$130.30	$137.47

Nasdaq Composite Index	$100.00	$93.37	$118.02	$123.92	$117.04	$132.59	$137.47	$155.93	$192.62	$204.53	$221.02

DJ Transportation Index	$100.00	$98.62	$126.74	$135.70	$126.75	$132.60	$136.24	$159.58	$192.61	$214.90	$240.91

Item 6.	Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2014 was derived from our audited consolidated financial statements and other operational information reported in Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except for share and per share data and railcar amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Revenues	$598,518	$290,393	$677,449	$486,986	$142,889
Gross profit	42,343	13,225	64,986	31,946	2,722
Selling, general and administrative expense	35,317	27,464	32,736	28,660	24,618
Gain on sale of railcars available for lease	(1,403)	(604)	(989)	(2,227)	—
Gain on sale of assets held for sale	(1,078)	—	—	—	—
Restructuring and impairment charges	—	10,452	—	—	—
Net income (loss)(1)	$5,904	$(19,295)	$19,095	$4,935	$(12,771)

Weighted average common shares outstanding—basic	12,001,587	11,954,238	11,932,926	11,916,292	11,896,148
Weighted average common shares outstanding—diluted	12,103,520	11,954,238	11,969,367	11,962,196	11,896,148

Per share data:
Net income (loss) per common share – basic	$0.49	$(1.61)	$1.60	$0.41	$(1.07)
Net income (loss) per common share – diluted	$0.49	$(1.61)	$1.60	$0.41	$(1.07)
Dividends declared per common share	$0.24	$0.24	$0.24	$—	$0.06

Other financial and operating data:
Investment in property, plant and equipment, railcars on operating leases and business acquisitions	$11,802	$17,317	$9,088	$1,996	$24,750
Railcars delivered	7,102	3,821	8,325	6,188	2,229
Railcar orders	15,067	7,766	2,903	12,437	4,018
Railcar backlog at period end	14,791	6,826	2,881	8,303	2,054
Estimated revenue from backlog at period end	$1,268,907	$492,018	$197,597	$559,824	$144,306

Balance sheet data (at period end):
Cash and cash equivalents	$113,532	$145,506	$98,509	$101,870	$61,780
Restricted cash and restricted certificates of deposit	6,015	7,780	14,700	1,815	2,322
Marketable securities	47,961	38,988	41,978	—	—
Total assets	385,252	417,719	388,565	345,463	310,643
Total debt, including capital leases	—	—	—	—	—
Total stockholders’ equity	198,695	202,535	211,331	197,334	192,580

(1)	For the year ended December 31, 2013, we recorded impairment charges to write down assets at our idled Danville manufacturing facility of $7,592, impairment charges to write down assets at our closed Clinton, Indiana maintenance and repair shop of $1,620, other charges related to the closure of our Clinton maintenance and repair shop of $303 and Corporate severance charges of $1,556.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, we believe the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production continued to ramp up during 2014. During the fourth quarter of 2014, we announced a $10 million expansion at our Shoals facility to add an additional production line to meet growing demand for our new types of railcars. When the new production line becomes fully operational in the second quarter of 2015, the Shoals facility will have the capacity to build approximately 6,000 to 8,000 railcars per year. As we increase production at our Shoals facility, we expect to add an additional 150 to 200 jobs beyond our current employment base of approximately 500 employees. Our Danville facility resumed production in June 2014 after being idled for 14 months. We will continue to adjust salaried and hourly labor personnel levels at all of our facilities to coincide with production requirements.

We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. FCRS provides railcar repair and maintenance and inspections for all types of freight railcars. FCRS has repair and maintenance and inspection facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. As part of our strategic initiative to improve the contribution of the Services business to our results of operations, management evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close our underperforming maintenance and repair shop in Clinton. During the third quarter of 2014, those repair shop assets were sold to a strategic buyer.

We also lease freight cars through our JAIX Leasing Company subsidiary. As of December 31, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $23.0 million.

Railcar deliveries totaled 7,102 units, consisting of 3,937 new railcars, 3,090 rebuilt railcars and 75 railcars leased, for the year ended December 31, 2014, compared to 3,821 units, consisting of 992 new railcars, 99 used railcars, 2,530 rebuilt railcars and 200 railcars leased, delivered in 2013. Our total backlog of firm orders for railcars increased by 7,965 railcars, from 6,826 railcars as of December 31, 2013 to 14,791 railcars as of December 31, 2014. Our primary customers are railroads, financial institutions and shippers.

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

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Services segment revenue sources include parts sales and revenues related to the maintenance and repair of railcars.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation, rent and other operating costs. Factors that have affected our cost of sales include the cost of steel and aluminum and the cost of railcar components, which have been impacted by the increase in industry demand. Although we continually strive to reduce manufacturing costs at our manufacturing facilities, recently our cost of sales has included production inefficiencies and idle capacity as we expand into new railcar markets and invest in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2014 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating income (loss)

Operating income (loss) represents revenues less cost of sales, gain on sale of railcars available for lease, gain on sale of assets held for sale, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Revenues

Our consolidated revenues for the year ended December 31, 2014 were $598.5 million compared to $290.4 million for the year ended December 31, 2013. Manufacturing segment revenues for the year ended December 31, 2014 were $562.7 million compared to $253.8 million for the year ended December 31, 2013. The increase in Manufacturing segment revenues reflects the significant increase in the number of railcars delivered and product mix changes. Our Manufacturing segment delivered 7,102 units, consisting of 3,937 new railcars, 3,090 rebuilt railcars and 75 railcars leased, for the year ended December 31, 2014, compared to 3,821 units, consisting of 992 new railcars, 99 used railcars, 2,530 rebuilt railcars and 200 railcars leased, for the year ended December 31, 2013. Manufacturing segment revenues for the year ended December 31, 2014 included the sale of 274 leased railcars, of which 74 were delivered during 2014 and 200 were delivered in 2013. Services segment revenues for the year ended December 31, 2014 were $35.8 million compared to $36.6 million for the year ended December 31, 2013. The decrease in Services segment revenues for 2014 compared to 2013 reflects lower repair volumes, which were partially offset by higher parts sales. The severe winter weather during 2014 led to higher coal train utilization, which reduced the volume of coal cars released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2014 was $42.3 million compared to $13.2 million for the year ended December 31, 2013, representing an increase of $29.1 million. The increase in our consolidated gross profit for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects an increase in gross profit from our Manufacturing segment of $30.8 million, which was partially offset by a decrease in gross profit from our Services segment of $1.1 million. The increase in gross profit for our Manufacturing segment reflects the significant increase in deliveries and lower production inefficiencies at our Shoals facility as 2013 included a significant amount of start-up costs to support backlog growth and product expansion. Costs associated with the continued ramp up of production volumes at our Shoals facility, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville totaled $6.5 million for the year ended December 31, 2014. Gross profit for our Manufacturing segment for the year ended December 31, 2014 was negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. The strong industry backlog for railcars during 2014 has led to a tightening of the supply for certain railcar components, which, could significantly impact future production and gross profit for our Manufacturing segment if the tightening of supply continues. Gross profit for our Manufacturing segment for the year ended December 31, 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $9.5 million. Gross profit for our Manufacturing segment for the year ended December 31, 2013 also included a $1.7 million charge for projected costs in excess of selling price related to an order that was delivered in 2014. Customer lead times on this order required us to source key components from higher-priced suppliers in order to meet the customer’s delivery requirements. The decrease in gross profit for our Services segment for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects lower repair volumes and a less profitable mix of parts sales and repair services, partially offset by higher parts sales volumes. The severe winter weather during 2014 led to higher coal train utilization, which reduced the volume of coal cars released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts. Our consolidated gross profit margin was 7.1% for the year ended December 31, 2014 compared to 4.6% for the year ended December 31, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2014 were $35.3 million compared to $27.5 million for the year ended December 31, 2013, representing an increase of $7.8 million. Selling, general and administrative expenses for the year ended December 31, 2014 included increases in the provision for incentive compensation of $3.5 million, sales commissions of $0.5 million and legal costs of $0.3 million, which were partially offset by decreases in Shoals start-up costs. During the year ended December 31, 2013, we settled the Bral litigation (see note 16 to our consolidated financial statements), which resulted in a $3.9 million reversal of litigation reserves. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2014 were $11.0 million compared to $7.3 million for the year ended December 31, 2013. Services segment selling, general and administrative expenses for the year ended December 31, 2014 were $3.1 million compared to $3.8 million for the year ended December 31, 2013. Corporate selling, general and administrative expenses for the year ended December 31, 2014 were $21.1 million compared to $16.4 million for the year ended December 31, 2013, reflecting increases in the provision for incentive compensation and the non-cash pension settlement cost. Corporate selling, general and administrative expenses for the year ended December 31, 2013 included the $3.9 million reversal of litigation reserves and costs of $1.3 million related to the start-up of our Shoals facility.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2014 was $1.4 million and represented the gain on sale of leased railcars with a net book value of $12.2 million. Gain on sale of railcars available for lease for the year ended December 31, 2013 was $0.6 million and represented the gain on sale of leased railcars with a net book value of $6.2 million.

Gain on Sale of Assets Held for Sale

In December 2013, we closed our underperforming maintenance and repair shop in Clinton, reduced the carrying values of the repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1.7 million. During the first quarter of 2014 we classified the repair shop assets as held for sale. Sale of the repair shop assets to a strategic buyer during the third quarter of 2014 resulted in a gain of $1.1 million. There was no gain on sale of assets held for sale for the year ended December 31, 2013.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the year ended December 31, 2014. During the fourth quarter of 2013, we recorded restructuring and impairment charges of $10.5 million, which consisted of non-cash charges of $7.6 million related to our Danville manufacturing facility, $1.6 million related to our closed railcar maintenance and repair shop in Clinton, Corporate severance charges of $1.1 million and other charges of $0.1 million. Substantially all of the severance payments were made during 2014.

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2014 was $9.5 million compared to an operating loss of $24.1 million for the year ended December 31, 2013. Operating income for the Manufacturing segment was $32.2 million for the year ended December 31, 2014 compared to operating loss of $3.4 million for the year ended December 31, 2013. The increase in operating income for our Manufacturing segment reflects the significant increase in deliveries and lower production inefficiencies at our Shoals facility as 2013 included a significant amount of start-up costs to support backlog growth and product expansion. Costs associated with the continued ramp up of production volumes at our Shoals facility, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville totaled $6.5 million for the year ended December 31, 2014. Operating income for our Manufacturing segment for the year ended December 31, 2014 was negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. The operating loss for our Manufacturing segment for the year ended December 31, 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $9.5 million. The operating loss for our Manufacturing segment for the year ended December 31, 2013 also included restructuring and impairment charges of $7.6 million and a $1.7 million charge for projected costs in excess of selling price related to an order that was delivered in 2014. Services segment operating income was $3.5 million for the year ended December 31, 2014 compared to $1.2 million for the year ended December 31, 2013. Services segment operating income for the year ended December 31, 2014 includes a $1.1 million gain on sale of a previously closed repair shop to a strategic buyer while Services segment operating income for the year ended December 31, 2013 was negatively impacted by restructuring and impairment charges of $1.7 million. Operating income for our Services segment for the year ended December 31, 2014 compared to the year ended December 31, 2013 also reflects lower repair volumes and a less profitable mix of parts sales and repair services, partially offset by higher parts sales volumes. The severe winter weather during 2014 led to higher coal train utilization, which reduced the volume of coal cars released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts. Corporate costs were $26.1 million for the year ended December 31, 2014 compared to $21.9 million for the year ended December 31, 2013. The increase in Corporate costs reflects increases in the provision for incentive compensation and a non-cash pension settlement costs of $1.0 million during 2014. Corporate costs for the year ended December 31, 2013 included the $3.9 million reversal of litigation reserves, costs of $1.3 million related to the start-up of our Shoals facility and $1.6 million related to Corporate severance.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $1.1 million for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for 2014 and 2013 included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

The income tax provision was $2.6 million for the year ended December 31, 2014 compared to an income tax benefit of $5.5 million for the year ended December 31, 2013. The effective tax rates for the years ended December 31, 2014 and 2013, were 30.3% and 22.3%, respectively. Our effective tax rate for the year ended December 31, 2014 was lower than the statutory U.S. federal income tax rate of 35% primarily due to the 9.4% benefit of a research and development tax credit and the 2.4% benefit due to changes in the valuation allowance, which were partially offset by a state tax provision based on a 5.8% blended state tax rate and the 1.3% provision for changes in uncertain tax positions. The addition of our Shoals facility in 2013 changed the mix of projected income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax benefit for the year ended December 31, 2013 included a provision of $2.2 million resulting from applying these changes in effective state tax rates on our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax benefit for the year ended December 31, 2013 also included the recognition of a valuation allowance of $2.3 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate.

Net Income (Loss)

As a result of the foregoing, net income was $5.9 million for the year ended December 31, 2014 compared to a net loss of $19.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, our basic and diluted net income per share was $0.49 on basic and diluted shares outstanding of 12,001,587 and 12,103,520, respectively. For the year ended December 31, 2013, our basic and diluted net loss per share was $1.61 on basic and diluted shares outstanding of 11,954,238.

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

Gross Profit

Our consolidated gross profit for the year ended December 31, 2013 was $13.2 million compared to $65.0 million for the year ended December 31, 2012, representing a decrease of $51.8 million. The decrease in our consolidated gross profit for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects a decrease in gross profit from our Manufacturing segment of $52.7 million, which was partially offset by an increase in gross profit from our Services segment of $0.6 million. The decrease in gross profit for our Manufacturing segment for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects the significant decrease in deliveries and $9.5 million related to under-absorption of overhead costs due to low start-up volumes and costs associated with ramping up the labor force at our Shoals facility and the carrying costs associated with our idled Danville facility during 2013. Gross profit for our Manufacturing segment for the year ended December 31, 2013 included a $1.7 million charge for projected costs in excess of selling price related to an order delivered in 2014. Customer lead times on this order required us to source key components from higher-priced suppliers in order to meet the customer’s delivery requirements. Manufacturing segment gross profit for the year ended December 31, 2013 was also negatively impacted by production inefficiencies and higher operating costs. The increase in gross profit for our Services segment for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects higher parts sales and an increase in higher-margin program repairs. Our consolidated gross margin rate was 4.6% for the year ended December 31, 2013 compared to 9.6% for the year ended December 31, 2012.

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

We tested the long-lived assets at our Danville manufacturing facility for impairment as of December 31, 2013 because we were unable to predict when the Danville facility would resume operations based on our backlog for coal car orders and the soft industry outlook. The carrying values of property, plant and equipment at the Danville facility were reduced to their estimated fair market values, resulting in non-cash impairment charges of $7.6 million for the year ended December 31, 2013.

As part of our strategic initiative to improve the contribution of our Services business to our results of operations, we evaluated the long-term profitability of each of our railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close our underperforming maintenance and repair shop in Clinton. As a result of this decision, we evaluated the recoverability of its long-lived assets and reduced the carrying values of property, plant and equipment to their estimated fair market values, resulting in non-cash impairment charges of $1.5 million for the year ended December 31, 2013. We also recorded a non-cash impairment charge of $0.1 million related to customer intangibles and recorded other charges of $0.1 million related to the Clinton closure during the fourth quarter of 2013.

We revised our Corporate management reporting structure as part of the leadership transition following the retirement of our previous President and Chief Executive Officer during the fourth quarter of 2013, resulting in severance charges of $1.1 million being recorded during the fourth quarter of 2013.

Operating Income (Loss)

Our consolidated operating loss for the year ended December 31, 2013 was $24.1 million compared to operating income of $33.2 million for the year ended December 31, 2012. Operating loss for the Manufacturing segment was $3.4 million for the year ended December 31, 2013 compared to operating income of $58.3 million for the year ended December 31, 2012, reflecting the significant decrease in deliveries, $9.5 million related to the start-up of the Shoals facility and the carrying costs associated with our idled Danville facility and non-cash fixed asset impairment charges of $7.6 million for our idled Danville facility. Our Manufacturing segment operating loss for the year ended December 31, 2013 also included a $1.7 million charge for projected costs in excess of selling price related to an order delivered in 2014. Manufacturing segment operating loss for the year ended December 31, 2013 was also impacted by production inefficiencies and higher operating costs. Services segment operating income was $1.2 million for the year ended December 31, 2013 compared to $2.1 million for the year ended December 31, 2012, primarily as a result of the non-cash impairment charges of $1.6 million related to our closed Clinton maintenance and repair shop. Corporate costs were $21.9 million for the year ended December 31, 2013 compared to $27.2 million for the year ended December 31, 2012. The decrease in Corporate costs was primarily due to the reduction in the litigation reserve and decreases in incentive compensation and consulting costs, which were partially offset by higher legal fees relating to the postemployment benefit plan dispute. Corporate costs for the year ended December 31, 2013 included $1.3 million related to the start-up of our Shoals facility and $1.6 million related to Corporate severance.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.8 million for the year ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, 2013 results included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

The income tax benefit was $5.5 million for the year ended December 31, 2013 compared to an income tax provision of $13.8 million for the year ended December 31, 2012. The effective tax rates for the years ended December 31, 2013 and 2012, were 22.3% and 41.9%, respectively. The addition of our Shoals facility changed the mix of projected income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax benefit for the year ended December 31, 2013 included a provision of $2.2 million resulting from applying these changes in effective state tax rates on our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax benefit for the year ended December 31, 2013 also included the recognition of a valuation allowance of $2.3 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate. The effective tax rate for the year ended December 31, 2012 was higher than the statutory U.S. federal income tax rate of 35% primarily due to the state tax provision based on a 5.4% blended state tax rate and a provision of $1.4 million resulting from applying changes in state tax rates on our deferred tax balances, which was partially offset by a $0.6 million benefit for tax-deductible goodwill. The changes in state tax rates resulted from changes in our estimated state tax apportionment and the expected timing of our utilization of state net operating loss carryforwards.

Net Income (Loss)

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2014 and 2013, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among us and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of December 31, 2014 and 2013, we had no borrowings under the Revolving Credit Facility. The Credit Facility Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of December 31, 2014 and 2013, we had $6.0 million and $4.6 million, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.0 million and $45.4 million, respectively, available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring a minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

Our restricted cash and restricted certificates of deposit balance was $6.0 million as of December 31, 2014 and $7.8 million as of December 31, 2013, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of December 31, 2014 compared to December 31, 2013 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of December 31, 2014 are scheduled to expire at various dates through October 1, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of December 31, 2014, the value of leased railcars (including inventory on lease and railcars available for lease) was $23.0 million. We continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our operating cash flows, our marketable securities and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate and mortality estimates used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2014, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $58.0 million and $73.9 million, respectively, which exceeded the fair value of plan assets by $7.2 million and $73.9 million, respectively. We made contributions of $0.2 million to our defined benefit pension plans during 2014. As disclosed in Note 13 to the consolidated financial statements, we do not expect to make any contributions to our defined benefit pension plans in 2015. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities, interest rates and mortality estimates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

During the fourth quarter of 2014, we offered certain of our former employees the option to receive a lump-sum pension payment or annuity in order to satisfy in full our future pension liabilities to such former employees, with payments beginning in the fourth quarter of 2014. Payments of $3.3 million to eligible former employees who elected to participate in the offer were paid in December 2014 from existing pension plan assets and constituted a complete settlement of our pension liabilities with respect to such former employees. The discount rates and actuarial assumptions used to calculate the payouts were determined according to federal regulations and approximated those used to calculate our pension obligation for financial reporting purposes. A non-cash settlement charge of $1.0 million was recognized in the fourth quarter of 2014 in connection with the settlement payments. This charge resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the portion of the obligation settled.

We made payments to our postretirement benefit plan of $0.4 million related to salaried participants during 2014. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of the 2005 Settlement Agreement required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached.

We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under ERISA, to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 16 to the consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

Based upon our operating performance, capital requirements and obligations under our pension and welfare benefit plans, we may, from time to time, be required to raise funds through additional offerings of our common stock and through long-term borrowings. There can be no assurance that long-term debt or equity offerings, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$78,895	$10,342	$19,934	$19,809	$28,810
Material and component purchases	32,379	14,440	17,939	—	—

Total	$111,274	$24,782	$37,873	$19,809	$28,810

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $3.8 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at December 31, 2014 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

We are a party to letter agreements regarding terms of employment with our President and Chief Executive Officer, Vice President, Finance, Chief Financial Officer and Treasurer, General Counsel and Corporate Secretary and an employment agreement with our Senior Vice President, Human Resources. See Item 11. “Executive Compensation.”

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012:

(Amounts in thousands)	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(6,026)	$32,243	$53,002
Investing activities	(3,206)	(619)	(53,425)
Financing activities	(22,742)	15,373	(2,938)

Total	$(31,974)	$46,997	$(3,361)

Operating Activities. Our net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash used in operating activities for the year ended December 31, 2014 was $6.0 million compared to net cash provided by operating activities of $32.2 million for the year ended December 31, 2013. Our net cash used in operating activities for the year ended December 31, 2014 included decreases in customer deposits which were partially offset by changes in working capital and cash from operations. Our net cash provided by operating activities for the year ended December 31, 2013 included a customer deposit of $89.3 million for railcars to be delivered in 2014, which was partially offset by changes in working capital and additions to the lease fleet. Our net cash provided by operating activities for the year ended December 31, 2012 primarily included net income from operations and changes in working capital.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2014 was $3.2 million compared to net cash used in investing activities of $0.6 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014 included purchases of securities held to maturity of $9.0 million (net of proceeds from redemptions) and purchases of property, plant and equipment of $11.8 million (including purchases of equipment of $9.4 million for our Shoals facility), which were partially offset by proceeds from sale of property, plant and equipment, assets held for sale and railcars available for lease totaling $15.8 million. Net cash used in investing activities for the year ended December 31, 2014 also included restricted cash withdrawals (net of deposits and purchases of restricted certificates of deposit) of $1.8 million related to decreases in collateralization obligations with respect to letters of credit for performance guarantees.

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

Financing Activities. Net cash used in financing activities for the year ended December 31, 2014 was $22.7 million compared to net cash provided by financing activities of $15.4 million for the year ended December 31, 2013. Net cash used in financing activities for the year ended December 31, 2014 included the net decrease in a customer advance for production of leased railcars delivered during 2013 for which revenue could not be recognized until all contingencies had been resolved in 2014. Net cash provided by financing activities for the year ended December 31, 2013 included proceeds of a $19.4 million customer advance for production of leased railcars delivered, which was partially offset by advance repayments of $0.9 million. Financing activities for each of the years ended December 31, 2014, 2013 and 2012, included $2.9 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $11.8 million for the year ended December 31, 2014 compared to $17.3 million for the year ended December 31, 2013. Capital expenditures for 2014 and 2013 were primarily purchases of equipment for our Shoals facility, which delivered its first railcars during the fourth quarter of 2013 and continued to ramp up production during 2014. During the fourth quarter of 2014, we announced a $10 million expansion of our Shoals facility to add a production line to meet growing demand for our new types of railcars. With the $10 million additional capital investment, our total investment in the Shoals facility will be approximately $33 million. When the new production line becomes fully operational in the second quarter of 2015, the Shoals facility will have the capacity to build approximately 6,000 to 8,000 railcars per year.

Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $15 million for 2015, including capital expenditures for our Shoals facility.

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

Based on our backlog for coal car orders as of December 31, 2013 and the soft industry outlook, we were unable to predict when our Danville manufacturing facility would resume operations and therefore we tested the long-lived assets at our Danville facility for impairment as of December 31, 2013. The carrying values of property, plant and equipment at the Danville facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $7.6 million for the year ended December 31, 2013. Fair market values were estimated using the market approach for items in which there is an active secondary market where recent sales of comparable assets exist. The market approach establishes value through analysis of recent sales of comparable property. An analysis is made of the differences between the comparable properties and the subject property, and the sales prices are correspondingly adjusted to arrive at indications of the subject property’s value. In instances where market data was available but deemed too incomplete to apply a complete market approach, the market relationship data available was used to adjust the cost approach analysis. In instances where market data was unavailable the cost approach analysis was used. The cost approach recognizes that a prudent investor would not ordinarily pay more for an asset than the cost to replace it new. The first step is to estimate the reproduction/replacement cost new of an asset using current materials, prices and labor. The cost new is then reduced by the amount of depreciation resulting from physical deterioration, functional obsolescence and economic/external obsolescence that are inherent in the asset. The resulting depreciated replacement cost is an indication of the fair value of an asset providing all elements of depreciation are addressed.

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

We did not perform an impairment analysis of long-lived assets during 2014 or 2012 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2014 or 2012.

Impairment of goodwill

We assess the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During our annual goodwill impairment assessments as of August 1, 2014 and 2013, management estimated the value of our reporting units that carry goodwill using the income approach which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. During our annual goodwill impairment assessment for 2012, management estimated the value of our reporting units using the discounted cash flow method.

Management determined that there are three reporting units for the purposes of testing goodwill: Manufacturing, Repairs and Maintenance and Parts. For each reporting unit with goodwill (Manufacturing with $21.5 million and Repairs and Maintenance with $0.6 million as of August 1, 2014), we concluded that the estimated fair value of each reporting unit’s net assets exceeded the carrying value as of the dates of our impairment tests for 2014, 2013 and 2012. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

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

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 14% for our August 1, 2014 goodwill impairment valuation analyses for our Manufacturing reporting unit and for our Repair and Maintenance reporting unit.

In addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for alternate scenarios, including the impact of a decrease in earnings before income tax margin of one hundred basis points or the impact of a one hundred basis point increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method in the base case scenario to the alternate scenarios. Each of these alternate scenarios reduced the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method compared to the estimated fair value of the net assets in our Manufacturing reporting unit in the base case. However, in all scenarios, the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value.

In addition to estimating the fair value of the net assets of our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method for an alternate scenario that included the impact of a one hundred basis point increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario to the alternate scenario. The alternate scenario reduced the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method compared to the estimated fair value of the net assets in our Repair and Maintenance reporting unit in the base case. However, in the alternate scenario, the estimated fair value of the net assets in our Repair and Maintenance reporting unit exceeded the carrying value.

The guideline company method values a business by comparing the subject company to similar publicly traded companies. The application of the guideline company method consists of several steps including:

•	identifying the most similar publicly traded companies to the reporting unit;

•	reviewing financial and supplemental data, such as market prices and business descriptions for the selected companies;

•	calculating valuation multiples for the selected publicly traded guideline companies;

•	performing comparative analysis to select valuation multiples and then applying them to the financial data of the reporting unit to arrive at a preliminary indication of the value of the reporting units invested capital on a marketable, minority basis;

•	applying a control premium to the indicated equity values on a marketable, minority basis to arrive at the indicated value of common equity on a marketable, controlling basis; and

•	where appropriate, making adjustments to add the appropriate balances related to cash and short-term investments, excess working capital and the benefits of net operating loss carryforwards.

Pensions and postretirement benefits

We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. The most significant assumptions used in determining our net periodic benefit costs are the expected return on pension plan assets and the discount rate and mortality estimates used to calculate the present value of our pension and postretirement welfare plan liabilities.

In 2014, we assumed that the expected long-term rate of return on pension plan assets on a plan by plan basis would range from 5.99% to 6.77%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(535)	$535

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2014, we determined this rate on our postretirement welfare plan to be 4.03%, a decrease of 0.72% from the 4.75% rate used at December 31, 2013. At December 31, 2014, we determined this rate on our pension plans on a plan by plan basis with results ranging from 4.03% to 4.17%. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$119	$(145)

In October 2014, the Society of Actuaries published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted RP-2014 and MP-2014 for purposes of measuring our pension and postretirement obligations at December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, we recognized consolidated pre-tax pension cost of $0.2 million, $(0.5) and $(0.04) million, respectively. We currently do not expect to make any contributions to our pension plans during 2015. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2014, 2013 and 2012, we recognized a consolidated pre-tax postretirement welfare benefit cost of $3.7 million, $3.6 million and $3.7 million, respectively.

A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under ERISA to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 16 to the consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement.

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

At December 31, 2014, we had total net deferred tax assets of $33.7 million. Although realization of our net deferred tax assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states in which we operate. At December 31, 2014, we had a valuation allowance of $6.2 million against the tax benefit of net operating loss carryforwards in certain states in which we operate.

Product warranties

Warranty terms are based on the negotiated railcar sales contracts. We typically warrant that new railcars produced by us will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by us in our products, such parts and materials may be covered by the warranty provided by the original manufacturer. We establish a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

When we retain substantial risk of ownership in railcars sold to customers, the proceeds received by us are not treated as a sale but are accounted for as a customer advance by recording the proceeds as a liability. Customer advances on our consolidated balance sheets are reported net of any repayments made by us and include imputed interest that is included in interest expense on our consolidated statements of operations.

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

We report amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, and reports related costs in cost of sales.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 provides for a single five-step model to be applied to all revenue contracts with customers. ASU 2014-09 also requires additional financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. We are currently evaluating the methods of adoption allowed by the new standard and the effect that the standard is expected to have on our consolidated financial position, results of operations and cash flows and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and expands disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations should be presented as discontinued operations when the component of an entity or group of components of an entity is classified as held for sale or is disposed of by sale or other means. Examples include a disposal of operations in a major geographic area, a major line of business or a major equity method investment. This standard is effective prospectively for reporting periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The adoption of these changes is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	the competitive nature of our industry;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	the availability and price of used railcars offered for sale and new or used railcars offered for lease;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	limitations on the supply of railcar components;

•	our reliance on the sales of our coal cars;

•	international economic and political risks to the extent we expand our sales of products and services internationally;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	our reported backlog may not indicate what our future sales will be;

•	potential significant warranty claims;

•	our ability to successfully integrate our Shoals facility or any acquired business with our existing business;

•	shortages of skilled labor;

•	our ability to manage our postretirement benefit and pension costs;

•	risks relating to our relationship with our unionized employees and their unions;

•	cybersecurity risks relating to our information technology and other systems;

•	our ability to maintain relationships with our suppliers of railcar components;

•	the cost of complying with environmental laws and regulations; and

•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.

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

We have a $50 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2014, we had $6.0 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.0 million available for borrowing under the Revolving Credit Facility.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar, America, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2015

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$113,532	$145,506
Restricted cash and restricted certificates of deposit	6,015	7,780
Marketable securities	47,961	38,988
Accounts receivable, net of allowance for doubtful accounts of $188 and $221, respectively	4,086	4,034
Inventories, net	82,259	66,340
Inventory on lease	116	16,955
Other current assets	7,057	6,768
Deferred income taxes, net	12,139	11,017

Total current assets	273,165	297,388

Property, plant and equipment, net	43,239	39,396
Railcars available for lease, net	22,897	36,110
Goodwill	22,128	22,128
Deferred income taxes, net	21,553	19,758
Other long-term assets	2,270	2,939

Total assets	$385,252	$417,719

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$34,010	$16,016
Accrued payroll and employee benefits	6,462	3,981
Accrued postretirement benefits	409	413
Accrued warranty	8,742	6,957
Customer deposits	43,977	91,771
Customer advance	—	19,037
Other current liabilities	4,725	9,053

Total current liabilities	98,325	147,228

Accrued pension costs	7,210	845
Accrued postretirement benefits, less current portion	73,474	62,899
Accrued taxes and other long-term liabilities	7,548	4,212

Total liabilities	186,557	215,184

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2014 and 2013)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2014 and 2013	127	127
Additional paid in capital	100,303	99,265
Treasury stock, at cost, 665,869 and 682,264 shares at December 31, 2014 and 2013, respectively	(29,971)	(30,970)
Accumulated other comprehensive loss	(24,017)	(15,132)
Retained earnings	152,253	149,245

Total stockholders’ equity	198,695	202,535

Total liabilities and stockholders’ equity	$385,252	$417,719

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$598,518	$290,393	$677,449
Cost of sales	556,175	277,168	612,463

Gross profit	42,343	13,225	64,986
Selling, general and administrative expenses	35,317	27,464	32,736
Gain on sale of railcars available for lease	(1,403)	(604)	(989)
Gain on sale of assets held for sale	(1,078)	—	—
Restructuring and impairment charges	—	10,452	—

Operating income (loss)	9,507	(24,087)	33,239
Interest expense and deferred financing costs	(1,077)	(809)	(384)
Other income	42	64	11

Income (loss) before income taxes	8,472	(24,832)	32,866
Income tax provision (benefit)	2,568	(5,537)	13,771

Net income (loss)	5,904	(19,295)	19,095

Net income (loss) per common share—basic	$0.49	$(1.61)	$1.60

Net income (loss) per common share—diluted	$0.49	$(1.61)	$1.60

Weighted average common shares outstanding—basic	12,001,587	11,954,238	11,932,926

Weighted average common shares outstanding—diluted	12,103,520	11,954,238	11,969,367

Dividends declared per common share	$0.24	$0.24	$0.24

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$5,904	$(19,295)	$19,095

Other comprehensive income (loss), net of tax:
Pension liability adjustments, net of tax	(4,160)	6,926	(461)
Postretirement liability adjustments, net of tax	(4,725)	4,081	(3,376)

Other comprehensive (loss) income	(8,885)	11,007	(3,837)

Comprehensive (loss) income	(2,981)	(8,288)	15,258

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2012	12,731,678	$127	$100,204	(780,320)	$(35,904)	$(22,302)	$155,209	$197,334
Net income	—	—	—	—	—	—	19,095	19,095
Other comprehensive loss	—	—	—	—	—	(3,837)	—	(3,837)
Restricted stock awards	—	—	(1,516)	32,982	1,516	—	—	—
Employee restricted stock settlement	—	—	—	(2,961)	(63)	—	—	(63)
Forfeiture of restricted stock awards	—	—	37	(1,868)	(37)	—	—	—
Stock-based compensation recognized	—	—	1,703	—	—	—	—	1,703
Deficiency of tax benefit from stock-based compensation	—	—	(26)	—	—	—	—	(26)
Cash dividends	—	—	—	—	—	—	(2,875)	(2,875)

Balance, December 31, 2012	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331
Net loss	—	—	—	—	—	—	(19,295)	(19,295)
Other comprehensive income	—	—	—	—	—	11,007	—	11,007
Stock options exercised	—	—	(330)	11,498	523	—	—	193
Restricted stock awards	—	—	(3,327)	72,635	3,327	—	—	—
Employee restricted stock settlement	—	—	—	(4,244)	(98)	—	—	(98)
Forfeiture of restricted stock awards	—	—	234	(9,986)	(234)	—	—	—
Stock-based compensation recognized	—	—	2,289	—	—	—	—	2,289
Deficiency of tax benefit from stock-based compensation	—	—	(3)	—	—	—	—	(3)
Cash dividends	—	—	—	—	—	—	(2,889)	(2,889)

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535
Net income	—	—	—	—	—	—	5,904	5,904
Other comprehensive loss	—	—	—	—	—	(8,885)	—	(8,885)
Stock options exercised	—	—	(148)	6,610	299	—	—	151
Restricted stock awards	—	—	(1,093)	24,212	1,093	—	—	—
Employee restricted stock settlement	—	—	—	(8,770)	(225)	—	—	(225)
Forfeiture of restricted stock awards	—	—	168	(5,657)	(168)	—	—	—
Stock-based compensation recognized	—	—	2,084	—	—	—	—	2,084
Excess tax benefit from stock-based compensation	—	—	27	—	—	—	—	27
Cash dividends	—	—	—	—	—	—	(2,896)	(2,896)

Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$5,904	$(19,295)	$19,095
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Restructuring and impairment charges	—	10,452	—
Depreciation and amortization	10,069	10,077	8,398
Gain on sale of railcars available for lease	(1,403)	(604)	(989)
Gain on sale of assets held for sale	(1,078)	—	—
Other non-cash items, net	996	575	381
Deferred income taxes	1,991	(5,721)	10,420
Stock-based compensation recognized	2,084	2,289	1,703
Changes in operating assets and liabilities:
Accounts receivable	(52)	8,953	(2,862)
Inventories	(16,248)	7,455	(700)
Inventory on lease	16,839	(16,955)	—
Other assets	(1,142)	527	(4,531)
Accounts and contractual payables	16,379	(17,575)	5,147
Accrued payroll and employee benefits	2,465	(3,686)	937
Income taxes receivable/payable	(3,957)	5,590	(2,380)
Accrued warranty	1,785	(668)	(170)
Customer deposits and other current liabilities	(48,959)	57,228	20,277
Deferred revenue, long-term	(66)	(46)	(242)
Deferred rent, long-term	268	—	—
Accrued pension costs and accrued postretirement benefits	8,099	(6,353)	(1,482)

Net cash flows (used in) provided by operating activities	(6,026)	32,243	53,002

Cash flows from investing activities
Restricted cash deposits	(1,017)	(3,175)	(15,525)
Restricted cash withdrawals	4,192	14,700	2,640
Purchase of restricted certificates of deposit	(1,410)	(4,605)	—
Purchase of securities held to maturity	(68,956)	(59,963)	(41,978)
Proceeds from maturity of securities	60,002	63,000	—
Purchases of property, plant and equipment	(11,802)	(17,317)	(9,088)
Proceeds from sale of property, plant and equipment, assets held for sale and railcars available for lease	15,785	6,741	10,526

Net cash flows used in investing activities	(3,206)	(619)	(53,425)

Cash flows from financing activities
Deferred financing costs paid	—	(336)	—
Stock option exercise	151	193	—
Employee restricted stock settlement	(225)	(98)	(63)
Excess tax benefit from stock-based compensation	27	—	—
Cash dividends paid to stockholders	(2,896)	(2,889)	(2,875)
Customer advance for production of leased railcars	—	19,400	—
Reduction in customer advance for production of leased railcars	(19,799)	(897)	—

Net cash flows (used in) provided by financing activities	(22,742)	15,373	(2,938)

Net (decrease) increase in cash and cash equivalents	(31,974)	46,997	(3,361)
Cash and cash equivalents at beginning of year	145,506	98,509	101,870

Cash and cash equivalents at end of year	$113,532	$145,506	$98,509

Supplemental cash flow information
Cash paid for:
Interest	$78	$143	$317

Income tax refunds received	$573	$—	$752

Income taxes paid	$220	$581	$4,161

See notes to the consolidated financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc. (“Operations”), Johnstown America, LLC (“JA LLC”), Freight Car Services, Inc. (“FCS”), JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC (“FCR”), FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“Short Line”) and FreightCar Alabama, LLC (“FCAL”) (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repairs. The Company designs and builds high-quality railcars, including coal cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and motor vehicle carriers. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar America, Inc. and all of its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s cash and cash equivalents are primarily deposited with one U.S. financial institution. Such deposits are in excess of federally insured limits.

Restricted Cash and Restricted Certificates of Deposit

The Company establishes restricted cash balances and restricted certificates of deposit to collateralize certain standby letters of credit with respect to purchase price payment guarantees and performance guarantees and to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

support the Company’s worker’s compensation insurance claims. The restrictions expire upon completing the Company’s related obligation.

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable and accounts payable) as of December 31, 2014 and 2013, have fair values that approximate their carrying values.

Upon purchase, the Company categorizes debt securities as securities held to maturity, securities available for sale or trading securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as securities held to maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity or trading securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, which is included in stockholders’ equity, net of deferred taxes.

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

Leased Railcars

The Company offers railcar leases to its customers at market rates with terms and conditions that have been negotiated with the customers. It is the Company’s strategy to actively market these leased assets for sale to leasing companies and financial institutions rather than holding them to maturity. If, as of the date of the initial lease, management determines that the sale of the leased railcars is probable, and transfer of the leased railcars is expected to qualify for recognition as a completed sale within one year, then the leased railcars are classified as current assets on the balance sheet (Inventory on Lease). In determining whether it is probable that the leased railcars will be sold

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

within one year, management considers general market conditions for similar railcars and considers whether market conditions are indicative of a potential sales price that will be acceptable to the Company to sell the cars within one year. Inventory on Lease is carried at the lower of cost or market value and is not depreciated. At the one-year anniversary of the initial lease or such earlier date when management no longer believes the leased railcars will be sold within one year of the initial lease, the leased railcars are reclassified from current assets (Inventory on Lease) to long-term assets (Railcars Available for Lease). Railcars Available for Lease are depreciated over 40 years from the date the railcars are placed in service under the initial lease and evaluated for impairment on a quarterly basis.

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the original estimated useful lives of the assets or lease term if shorter, which are as follows:

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

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $332, $382 and $393 for the years ended December 31, 2014, 2013 and 2012, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During its annual goodwill impairment assessments as of August 1, 2014 and 2013, management estimated the value of the Company’s reporting units that carry goodwill using the income approach,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. During its annual goodwill impairment assessment for 2012, management estimated the value of the Company’s reporting units using the discounted cash flow method. Management concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the dates of the Company’s impairment tests for 2014, 2013 and 2012 and therefore no impairment charges were recorded.

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

Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials may be covered by the warranty provided by the original manufacturer. The Company establishes a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

Revenue Recognition

Revenues on new and rebuilt railcars are recognized when (1) individual cars are completed, (2) the railcars are accepted by the customer following inspection, (3) the risk for any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. There are no sales returns or allowances.

When the Company retains substantial risk of ownership in railcars sold to customers, the proceeds received by the Company are not treated as a sale but are accounted for as a customer advance by recording the proceeds as a liability. Customer advances on the Company’s consolidated balance sheets are reported net of any repayments made by the Company and include imputed interest that is included in interest expense on the Company’s consolidated statements of operations.

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

Earnings Per Share

The Company computes earnings (loss) per share using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. Basic earnings (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, (2) the amount of unearned stock-based compensation costs attributed to future services and (3) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

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

Note 3 – Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$50,070	$—	$—	$50,070
Restricted certificates of deposit	$6,015	$—	$—	$6,015

Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$48	$—	$—	$48
Restricted certificates of deposit	$4,605	$—	$—	$4,605

Non-Recurring Fair Value Measurements	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$2,451	$—	$2,451

As stated in Note 7, the carrying values of property, plant and equipment at the Company’s Danville and Clinton facilities were reduced to their estimated fair market values during the fourth quarter of 2013. Fair market values for the Danville and Clinton facilities were estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. No non-financial assets were recorded at fair value on a non-recurring basis as of December 31, 2014.

Note 4 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of December 31, 2014 and 2013, of $47,961 and $38,988, respectively, consisted of U.S. treasury securities held to maturity with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized cost.

Note 5 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2014	2013
Work in progress	$76,453	$43,643
Finished new railcars	—	16,798
Used railcars acquired upon trade-in	—	105
Parts and service inventory	5,806	5,794

Total inventories, net	$82,259	$66,340

Inventory on the Company’s consolidated balance sheets includes reserves of $2,381 and $1,793 relating to excess or slow-moving inventory for parts and work in progress at December 31, 2014 and 2013, respectively.

Note 6 – Leased Railcars

Inventory on lease at December 31, 2014 was $116 and at December 31, 2013 was $16,955. Railcars available for lease at December 31, 2014 was $22,897 (cost of $26,852 and accumulated depreciation of $3,955) and at December 31, 2013 was $36,110 (cost of $41,389 and accumulated depreciation of $5,279). The Company’s lease utilization rate for railcars in its lease fleet was 100% at each of December 31, 2014 and December 31, 2013. Depreciation expense on Railcars available for lease was $986, $1,169 and $1,267 for the years ended December 31, 2014, 2013 and 2012, respectively.

Leased railcars at December 31, 2014 are subject to lease agreements with external customers with terms of up to seven years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2014 are as follows:

Year ending December 31, 2015	$1,353
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,256
Year ending December 31, 2018	668
Year ending December 31, 2019	551
Thereafter	826

$5,910

Note 7 – Restructuring and Impairment Charges

During the fourth quarter of 2013, the Company recorded restructuring and impairment charges of $10,452 which are reported as a separate line item on the Company’s consolidated statements of operations. These charges consisted of non-cash charges of $7,592 related to the Company’s then idled Danville, Illinois manufacturing facility, $1,620 related to the Company’s closed railcar maintenance and repair shop in Clinton, Corporate severance charges of $1,119 and other charges of $121.

The Company tested the long-lived assets at its Danville manufacturing facility for impairment as of December 31, 2013 because the Company was unable to predict when the Danville facility would resume operations based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

Company’s backlog for coal car orders and the soft industry outlook. The carrying values of property, plant and equipment at the Danville facility were reduced to their estimated fair market values, resulting in non-cash impairment charges of $7,024 for buildings and improvements and $568 for machinery and equipment for the year ended December 31, 2013.

As part of the Company’s strategic initiative to improve the contribution of its Services business to the Company’s results of operations, management evaluated the long-term profitability of each of its railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close its underperforming maintenance and repair shop in Clinton. As a result of this decision, the Company evaluated the recoverability of its long-lived assets and reduced the carrying values of property, plant and equipment to their estimated fair market values, resulting in non-cash impairment charges of $1,113 for buildings and improvements, $270 for machinery and equipment and $131 for land for the year ended December 31, 2013. The Company also recorded a non-cash impairment charge of $106 related to customer intangibles and recorded other charges of $121 related to the Clinton closure during the fourth quarter of 2013. During the third quarter of 2014, these assets were sold to a third party resulting in a gain on sale of $1,078, which is included in gain on sale of assets held for sale in the consolidated statement of operations for the year ended December 31, 2014.

The Company revised its Corporate management reporting structure as part of the leadership transition following the retirement of the Company’s previous President and Chief Executive Officer during the fourth quarter of 2013, resulting in severance charges of $1,119 being recorded during the fourth quarter of 2013. Substantially all of the severance payments were made during 2014.

The components of the restructuring and impairment charges for the year ended December 31, 2013, are as follows:

Impairment charge for Manufacturing segment land, building and equipment	$7,592
Impairment charge for Services segment land, building and equipment	1,514
Impairment charge for Services segment customer intangibles	106
Employee severance as a result of Corporate restructuring	1,119
Other charges related to Services segment impairment	121

Total restructuring and impairment charges	$10,452

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2014	2013
Land (including easements)	$1,976	$2,072

Buildings and improvements	10,731	11,076
Leasehold improvements	6,983	5,483
Machinery and equipment	50,771	42,115
Software	8,299	9,089

Cost of buildings and improvements, leasehold improvements, machinery and equipment	76,784	67,763
Less: Accumulated depreciation and amortization	(38,747)	(31,406)

Buildings and improvements, leasehold improvements, machinery and equipment, net of accumulated depreciation and amortization	38,037	36,357

Construction in process	3,226	967

Total property, plant and equipment	$43,239	$39,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was $8,363, $8,168 and $6,393, respectively.

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2014	2013
Patents	$13,097	$13,097
Accumulated amortization	(12,147)	(11,557)

Patents, net of accumulated amortization	950	1,540

Customer-related intangibles	1,194	1,194
Accumulated amortization	(491)	(362)

Customer-related intangibles, net of accumulated amortization	703	832

Total amortizing intangibles	$1,653	$2,372

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

The fair value of customer-related intangibles was estimated using a discounted cash flow model which included assumptions concerning projected growth rates as well as historical customer attrition. Customer-related intangible assets are being amortized from the date of acquisition and have a remaining life of 16 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $129, $149 and $149 for the years ended December 31, 2014, 2013 and 2012, respectively.

Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition and have a weighted average remaining life of 2 years. Amortization expense related to patents, which is included in cost of sales, was $590, $591 and $590 for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated future intangible amortization at December 31, 2014 is as follows:

Year ending December 31, 2015	$698
Year ending December 31, 2016	457
Year ending December 31, 2017	91
Year ending December 31, 2018	73
Year ending December 31, 2019	60
Thereafter	274

$1,653

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2014, 2013 and 2012, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	December 31,
	2014	2013	2012
Balance at the beginning of the year	$6,957	$7,625	$7,795
Current year provision	2,259	480	2,502
Reductions for payments, costs of repairs and other	(748)	(1,046)	(543)
Adjustments to prior warranties	274	(102)	(2,129)

Balance at the end of the year	$8,742	$6,957	$7,625

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of December 31, 2014 and 2013, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of December 31, 2014 and 2013, the Company had $6,015 and $4,605, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $43,985 and $45,395, respectively, available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by its railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring a minimum consolidated net liquidity requirement of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	Pre-Tax	Tax	Net of Tax
Year ended December 31, 2014
Pension liability activity:
Actuarial loss	$(7,608)	$(2,687)	$(4,921)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $977 and selling, general and administrative expenses of $200)	1,177	416	761
Postretirement liability activity:
Actuarial loss	(7,917)	(2,796)	(5,121)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $332 and selling, general and administrative expenses of $39)	371	131	240
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $215 and selling, general and administrative expenses of $26)	241	85	156

	$(13,736)	$(4,851)	$(8,885)

Year ended December 31, 2013
Pension liability activity:
Actuarial gain	$10,168	$3,582	$6,586
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $470 and selling, general and administrative expenses of $54)	524	184	340
Postretirement liability activity:
Actuarial gain	5,448	1,919	3,529
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $578 and selling, general and administrative expenses of $34)	612	216	396
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $228 and selling, general and administrative expenses of $13)	241	85	156

	$16,993	$5,986	$11,007

Year ended December 31, 2012
Pension liability activity:
Actuarial loss	$(1,247)	$(472)	$(775)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $308 and selling, general and administrative expenses of $197)	505	191	314
Postretirement liability activity:
Actuarial loss	(6,054)	(2,296)	(3,758)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $353 and selling, general and administrative expenses of $21)	374	142	232
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $228 and selling, general and administrative expenses of $13)	241	91	150

	$(6,181)	$(2,344)	$(3,837)

The components of accumulated other comprehensive loss consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	December 31,
	2014	2013
Unrecognized pension cost, net of tax of $6,525 and $4,253	$(10,638)	$(6,478)
Unrecognized postretirement cost, net of tax of $7,986 and $5,406	(13,379)	(8,654)

	$(24,017)	$(15,132)

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2014 and 2013, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation—Beginning of year	$56,341	$64,957	$63,312	$69,300
Service cost	—	—	63	73
Interest cost	2,642	2,526	2,999	2,627
Actuarial (gain) loss	6,799	(6,278)	7,917	(5,448)
Benefits paid	(4,471)	(4,864)	(408)	(3,240)
Lump-sum settlement payments	(3,294)	—	—	—

Benefit obligation—End of year	58,017	56,341	73,883	63,312

Change in plan assets
Plan assets—Beginning of year	55,544	52,788	—	—
Return on plan assets	2,811	7,437	—	—
Employer contributions	217	183	408	3,240
Benefits paid	(4,471)	(4,864)	(408)	(3,240)
Lump-sum settlement payments	(3,294)	—	—	—

Plan assets at fair value—End of year	50,807	55,544	—	—

Funded status of plans—End of year	$(7,210)	$(797)	$(73,883)	$(63,312)

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$48	$—	$—
Current liabilities	—	—	(409)	(413)
Noncurrent liabilities	(7,210)	(845)	(73,474)	(62,899)

Net amount recognized at December 31	$(7,210)	$(797)	$(73,883)	$(63,312)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2014 and 2013, are as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Net actuarial loss	$17,163	$10,731	$21,081	$13,535
Prior service cost	—	—	284	525

	$17,163	$10,731	$21,365	$14,060

During the fourth quarter of 2014, the Company offered certain of its former employees the option to receive a lump-sum pension payment or annuity in order to satisfy in full the Company’s future pension liabilities to such former employees, with payments beginning in the fourth quarter of 2014. Payments of $3,294 to eligible former employees who elected to participate in the offer were paid in December 2014 from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to such former employees. The discount rates and actuarial assumptions used to calculate the payouts were determined according to federal regulations and approximated those used to calculate our pension obligation for financial reporting purposes as of December 31, 2014. A non-cash settlement charge of $966 was recognized in the fourth quarter of 2014 in connection with the settlement payments. This charge resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the portion of the obligation settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 is $434. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 are $627 and $42, respectively.

Components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012, are as follows:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$—	$—	$—	$63	$73	$64
Interest cost	2,642	2,526	2,899	2,999	2,627	3,020
Expected return on plan assets	(3,620)	(3,546)	(3,448)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	241	241	241
Amortization of unrecognized net loss	211	524	505	371	612	374
Lump-sum settlement cost	966	—	—	—	—	—

Total net periodic (benefit) cost	$199	$(496)	$(44)	$3,674	$3,553	$3,699

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2014 and 2013, are as follows:

	2014		2013
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain)	$7,608	$7,917	$(10,168)	$(5,448)
Amortization of net actuarial loss	(1,177)	(371)	(524)	(612)
Amortization of prior service cost	—	(241)	—	(241)

Total recognized in accumulated other comprehensive loss (gain)	$6,431	$7,305	$(10,692)	$(6,301)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2014:

		Postretirement Benefits
	Pension Benefits	Salaried Retirees	Hourly Retirees(1)
2015	$4,133	$409	$—
2016	3,813	397	8,583
2017	3,544	389	4,100
2018	3,428	383	3,980
2019	3,384	372	3,851
2020 through 2024	16,522	1,935	17,898

(1)	The Company’s recorded postretirement benefit plan obligation assumes a continuation of these benefit payments for accounting purposes only. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation the actual postretirement benefit payments for hourly retirees, if any, are unknown at this time.

The Company does not expect to make any contributions to its pension plans in 2015 to meet its minimum funding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rates	4.15%	4.91%	4.03%	4.75%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2014, the Society of Actuaries published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted RP-2014 and MP-2014 for purposes of measuring its pension and postretirement obligations at December 31, 2014.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.91%	4.11%	4.90%	4.75%	3.95%	4.80%
Expected return on plan assets	6.76%	6.98%	7.28%	N/A	N/A	N/A

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ weighted average asset allocations at December 31, 2014 and 2013, and target allocations for 2015, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2014	2013	2015
Asset Category
Cash and cash equivalents	1%	1%	0% - 5%
Equity securities	55%	64%	45% - 65%
Fixed income securities	38%	31%	30% - 50%
Real estate	6%	4%	4% - 6%

	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2014 and 2013:

Pension Plan Assets	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$19,276	$—	$—	$19,276
Large cap stock fund	15,422	—	—	15,422
Small cap stock fund	5,024	—	—	5,024
International fund	7,382	—	—	7,382
Real estate fund	2,982	—	—	2,982
Cash and cash equivalents	721	—	—	721

Total	$50,807	$—	$—	$50,807

Pension Plan Assets	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income fund	$17,468	$—	$—	$17,468
Large cap stock fund	21,575	—	—	21,575
Small cap stock fund	4,909	—	—	4,909
International fund	8,954	—	—	8,954
Real estate fund	2,306	—	—	2,306
Cash and cash equivalents	332	—	—	332

Total	$55,544	$—	$—	$55,544

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,649, $1,465 and $1,776 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 14 – Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2014	2013	2012
Current taxes
Federal	$325	$—	$653
State	93	14	2,371

	418	14	3,024

Deferred taxes
Federal	1,666	(11,554)	8,755
State	325	5,833	1,665

	1,991	(5,721)	10,420

Interest expense, gross of related tax effects	159	170	327

Total provision (benefit)	$2,568	$(5,537)	$13,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	5.8%	(2.5)%	5.4%
Valuation allowance	(2.4)%	9.0%	(2.0)%
Goodwill	—	(3.4)%	(1.8)%
Nondeductible expenses	1.0%	0.4%	0.6%
State rate and other changes on deferred taxes	2.1%	8.8%	4.9%
Research and development tax credit	(9.4)%	—	—
Uncertain tax positions	1.3%	0.4%	0.1%
Other	(3.1)%	—	(0.3)%

Effective income tax rate	30.3%	(22.3)%	41.9%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2014		December 31, 2013
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits—long-term	$28,569	$—	$23,055	$—
Intangible assets	—	(2,832)	—	(2,480)
Accrued workers’ compensation costs	1,268	—	1,067	—
Accrued warranty costs	3,396	—	3,072	—
Accrued rent	1,113	—	957	—
Accrued bonuses	1,438	—	—	—
Accrued vacation	658	—	633	—
Accrued contingencies	1,374	—	1,316	—
Accrued severance	43	—	490	—
Inventory valuation	1,713	—	3,102	—
Property, plant and equipment and railcars on operating leases	—	(9,613)	—	(12,396)
Deferred revenue	30	—	1,077	—
Net operating loss carryforwards	8,299	—	14,059	—
Credit carryforward	1,828	—	709	—
Stock-based compensation expense	2,892	—	2,506	—
Other	—	(264)	224	—

	52,621	(12,709)	52,267	(14,876)
Valuation allowance	(6,219)	—	(6,616)	—

Deferred tax assets (liabilities)	$46,402	$(12,709)	$45,651	$(14,876)

(Decrease) increase in valuation allowance	$(397)		$2,034

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered and the expected improvement in railcar demand and, therefore, operating results, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain pretax state net operating loss carryforwards of $115,289, which will expire between 2015 and 2034, of which $103,972 have a full valuation allowance recorded. In addition to the state valuation allowances, the Company has also provided a full valuation allowance against net operating losses associated with the foreign jurisdictions in which it operates. The remaining losses associated with these jurisdictions will begin to expire in 2016. The Company has federal net operating loss carryforwards of $4,696 which will expire in 2033.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Beginning of year balance	$2,172	$2,172	$2,225
Increases in current period tax positions	272	—	—
Decreases relating to expiring statutes of limitations	—	—	(53)

End of year balance	$2,444	$2,172	$2,172

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate by approximately $2,196, $1,924 and $1,924 as of December 31, 2014, 2013 and 2012, respectively. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $110 of expense (net of a federal tax benefit of $60), $96 of expense (net of a federal tax benefit of $75) and $82 of expense (net of a federal tax benefit of $69) related to interest and penalties for the years ended December 31, 2014, 2013 and 2012, respectively. The Company records interest and penalties within tax expense (benefit). Such expenses brought the balance of accrued interest and penalties to $1,916, $1,745 and $1,575 at December 31, 2014, 2013 and 2012, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open To Examination
U.S. Federal	2010
States:
Pennsylvania	2000
Texas	2008
Illinois	2009
Virginia	2011
Colorado	2010
Indiana	2010
Nebraska	2010
Alabama	2013
Foreign:
India	2008
Mauritius	2009

Note 15 – Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “Incentive Plan”), was approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plan is intended to provide incentives to attract, retain and motivate employees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

and directors, to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals. The Company believes that the Incentive Plan promotes the creation of long-term value for its stockholders by better aligning the interests of its employees and directors with those of its stockholders. The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan will terminate as to future awards on May 17, 2023. Under the Incentive Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 947,719 were available for issuance at December 31, 2014.

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

Grant date fair values of stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value Per Share
2014	1/15/2014	6 years	51.03%	0.94%	1.68%	$11.58
2013	1/14/2013	6 years	51.36%	0.98%	0.78%	$10.70
2013	1/18/2013	6 years	51.38%	0.99%	0.77%	$10.82
2013	5/1/2013	6 years	51.43%	1.19%	0.65%	$8.79
2013	10/4/2013	6 years	51.46%	1.17%	1.41%	$9.03
2012	1/12/2012	6 years	50.86%	0%	0.84%	$11.23
2011	1/13/2011	6 years	49.74%	0%	1.93%	$14.61
2011	10/3/2011	6 years	49.83%	0%	0.87%	$6.61

Stock-based compensation expense of $2,084, $2,289 and $1,703 is included within selling, general and administrative expense for the years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized on the consolidated statements of operations for share-based compensation arrangements was $735, $806 and $653 for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the Company’s stock options activity and related information at December 31, 2014 and 2013, and changes during the years then ended, is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	December 31,
	2014		2013
	Options Outstanding	Weighted- Average Exercise Price (per share)	Options Outstanding	Weighted- Average Exercise Price (per share)
Outstanding at the beginning of the year	662,048	$23.46	553,248	$23.79
Granted	191,685	25.55	176,710	22.75
Exercised	(6,610)	22.90	(11,498)	16.82
Forfeited or expired	(52,145)	25.11	(56,412)	25.76

Outstanding at the end of the year	794,978	$19.41	662,048	$23.46

Exercisable at the end of the year	492,468	$23.58	418,858	$23.49

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2014, 2013 and 2012, was $11.58, $10.04 and $11.23, respectively.

A summary of the Company’s stock options outstanding as of December 31, 2014 is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding	794,978	6.8	$19.41	$2,592
Vested or expected to vest	766,754	6.8	$23.83	$2,512
Options exercisable	492,468	5.8	$23.58	$1,954

The intrinsic value of stock options exercised during the year ended December 31, 2014 was $26. Cash received from exercise of stock options during the year ended December 31, 2014 was $151. The intrinsic value of stock options exercised during the year ended December 31, 2013 was $72. Cash received from exercise of stock options during the year ended December 31, 2013 was $193. As of December 31, 2014, there was $1,908 of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period of 24 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

A summary of the Company’s nonvested restricted shares as of December 31, 2014 and 2013, and changes during the years then ended is presented below:

	December 31,
	2014		2013
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the year	74,147	$22.40	40,275	$22.70
Granted	24,212	25.48	72,635	22.47
Vested	(35,827)	21.64	(28,777)	22.77
Forfeited	(5,657)	23.97	(9,986)	23.05

Nonvested at the end of the year	56,875	$24.04	74,147	$22.40

Expected to vest	48,651	$23.53	67,118	$21.98

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2014, 2013 and 2012, was $25.48, $22.47 and $21.37, respectively. The fair value of stock awards vested during the years ended December 31, 2014, 2013 and 2012, was $903, $612 and $425, respectively, based on the value at vesting date. As of December 31, 2014, there was $636 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 33 months.

Note 16 – Risks and Contingencies

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

As described in the Complaint, pursuant to the 2005 Settlement Agreement among the Company, the USW and the Retiree Defendants, the Company agreed to make certain levels of contributions to medical coverage for the Retiree Defendants and to continue to provide life insurance benefits at their amount at that time under certain of the Company’s employee welfare benefit plans. The 2005 Settlement Agreement expressly provided that, as of November 30, 2012, the Company could cease making these contributions. In June 2011, the Company and the USW began discussing the possibility of an extension beyond November 30, 2012 for the Company’s contributions to retiree medical coverage and life insurance benefits at a reduced amount and on other mutually acceptable terms. The Company engaged in voluntary negotiations for two years with the USW and counsel for the Retiree Defendants in an effort to reach a consensual agreement regarding such medical and life insurance benefits, but the parties were unable to reach a final agreement. The Company terminated, effective November 1, 2013, its contributions for medical coverage provided to the Retiree Defendants and the provision of life insurance benefits and is seeking declaratory relief to confirm its rights under ERISA to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement.

On July 9, 2013, the USW and certain Retiree Defendants (collectively, the “Pennsylvania Plaintiffs”) filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. The complaint filed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

with the Pennsylvania Court alleges that the Company does not have the right to terminate welfare benefits previously provided to the Retiree Defendants and requests, among other relief, entry of a judgment finding that the Retiree Defendants have a vested right to specified welfare benefits.

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied the Company’s motion to dismiss and, on January 16, 2014, the Illinois Court transferred the Company’s case to the Pennsylvania Court. On January 31, 2014, the Company filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. The parties have submitted their responses and replies with respect to each of the motions. The Company is not able to predict to when the Pennsylvania Court will issue its ruling on such motions or how the Pennsylvania Court will rule.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

Future minimum lease payments at December 31, 2014 are as follows:

2015	$10,342
2016	10,122
2017	9,812
2018	9,878
2019	9,931
Thereafter	28,810

$78,895

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2014, 2013 and 2012, was $9,583, $8,893 and $3,306, respectively.

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars and at December 31, 2014, these purchase commitments totaled $8,460. The Company expects to take delivery of such materials during 2015.

In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2014, the Company had purchase commitments under these agreements as follows:

2015	$5,980
2016	8,970
2017	8,969
2018	—
2019	—
Thereafter	—

$23,919

Purchases related to these agreements were approximately $18,188, $19,273 and $30,467 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 18 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding	12,001,587	11,954,238	11,932,926
Dilutive effect of employee stock options and restricted share awards	101,933	—	36,441

Weighted average diluted common shares outstanding	12,103,520	11,954,238	11,969,367

The Company computes earnings (loss) per share using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company computes basic earnings per share by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. The Company had a net loss for the year ended December 31, 2013, and accordingly, all stock options and shares of nonvested share awards were anti-dilutive and not included in the above calculation for that period. For the years ended December 31, 2014, 2013 and 2012, 397,697, 737,473 and 413,469 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 19 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended December 31,
	2014	2013	2012
New railcar revenues	$352,501	$103,543	$565,244
Rebuild railcar revenues	204,009	142,977	66,508
Used railcar sales	74	1,238	6,177
Parts sales	15,758	10,825	9,042
Leasing revenues	6,069	5,776	6,118
Maintenance and repair revenues	19,612	24,866	23,429
Other sales	495	1,168	931

	$598,518	$290,393	$677,449

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 36%, 20% and 13%, respectively, of revenues for the year ended December 31, 2014. Sales to the Company’s top three customers accounted for 45%, 12% and 6%, respectively, of revenues for the year ended December 31, 2013. Sales to the Company’s top three customers accounted for 28%, 22% and 14%, respectively, of revenues for the year ended December 31, 2012. The Company’s sales to customers outside the United States were $18,331, $21,421 and $48,265 in 2014, 2013 and 2012, respectively.

Note 20 – Labor Agreements

A collective bargaining agreement at one of the Company’s facilities that covers approximately 13% and 17% of the Company’s active labor force at December 31, 2014 and 2013, respectively, expires on March 31, 2017.

A collective bargaining agreement at a facility that covers approximately 16% of the Company’s active labor force at December 31, 2014 expires on October 31, 2018. The facility was idled during 2013 and resumed production in June 2014.

Note 21 – Selected Quarterly Financial Data (Unaudited)

                (Dollar amounts in thousands except per share data)

Quarterly financial data is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$56,086	$139,688	$190,280	$212,464
Gross profit	(3,152)	11,054	18,819	15,622
Net (loss) income	(6,949)	1,615	6,432	4,806
Net (loss) income per common share— basic	$(0.58)	$0.13	$0.53	$0.40
Net (loss) income per common share— diluted	$(0.58)	$0.13	$0.53	$0.39

2013
Revenues	$87,615	$47,109	$75,946	$79,723
Gross profit	4,969	2,277	6,182	(203)
Net loss (1)	(2,644)	(3,438)	(926)	(12,287)
Net loss per common share — basic	$(0.22)	$(0.29)	$(0.08)	$(1.03)
Net loss per common share — diluted	$(0.22)	$(0.29)	$(0.08)	$(1.03)

[1]	Results for the fourth quarter of 2013 include restructuring and impairment charges of $10,452 (see Note 7 for a description of these charges).

Note 22 – Segment Information

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2. Intersegment revenues were not material in any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except for share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Manufacturing	$562,719	$253,777	$644,012
Services	35,799	36,616	33,437

Consolidated Revenues	$598,518	$290,393	$677,449

Operating Income (Loss):
Manufacturing	$32,150	$(3,361)	$58,272
Services	3,503	1,161	2,123
Corporate	(26,146)	(21,887)	(27,156)

Consolidated Operating Income (Loss)	9,507	(24,087)	33,239
Consolidated interest expense and deferred financing costs	(1,077)	(809)	(384)
Consolidated other income	42	64	11

Consolidated Income (Loss) Before Income Taxes	$8,472	$(24,832)	$32,866

Depreciation and Amortization:
Manufacturing	$6,858	$6,485	$4,973
Services	1,517	2,073	2,088
Corporate	1,694	1,519	1,337

Consolidated Depreciation and Amortization	$10,069	$10,077	$8,398

Capital Expenditures:
Manufacturing	$10,952	$15,835	$7,165
Services	398	329	1,436
Corporate	452	1,153	487

Consolidated Capital Expenditures	$11,802	$17,317	$9,088

	December 31, 2014	December 31, 2013
Assets:
Manufacturing	$157,505	$161,221
Services	18,085	21,026
Corporate	175,806	203,571

Total Operating Assets	351,396	385,818
Consolidated income taxes receivable	164	1,126
Consolidated deferred income taxes, current	12,139	11,017
Consolidated deferred income taxes, long-term	21,553	19,758

Consolidated Assets	$385,252	$417,719

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2014 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11.	Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation”, “Board of Directors”, “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

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

FREIGHTCAR AMERICA, INC.

Date: March 13, 2015	By:	/S/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH E. MCNEELY Joseph E. McNeely	President and Chief Executive Officer (principal executive officer) and Director	March 13, 2015

/S/ CHARLES F. AVERY, JR. Charles F. Avery, Jr.	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 13, 2015

/S/ JOSEPH J. MALIEKEL Joseph J. Maliekel	Vice President and Corporate Controller (principal accounting officer)	March 13, 2015

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 13, 2015

/s/ JAMES D. CIRAR James D. Cirar	Director	March 13, 2015

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 13, 2015

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 13, 2015

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 13, 2015

/s/ S. CARL SODERSTROM, JR. S. Carl Soderstrom	Director	March 13, 2015

/s/ ROBERT N. TIDBALL Robert N. Tidball	Director	March 13, 2015

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$221	$—	$(33)	$188
Deferred tax assets valuation allowance	6,616	—	(397)	6,219

Inventory reserve	1,793	1,252	(664)	2,381

Year Ended December 31, 2013
Allowance for doubtful accounts	$299	$—	$(78)	$221
Deferred tax assets valuation allowance	4,582	2,034	—	6,616

Inventory reserve	1,565	697	(469)	1,793

Year Ended December 31, 2012
Allowance for doubtful accounts	$19	$280	$—	$299
Deferred tax assets valuation allowance	6,071	—	(1,489)	4,582

Inventory reserve	1,508	954	(897)	1,565

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 7, 2010, by and among FreightCar Rail Services, LLC, FreightCar America, Inc., Cornhusker Railways, LLC, DTE Rail Services, Inc. and DTE Energy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.2	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Letter agreement regarding Terms of Employment dated July 9, 2013 by and between FreightCar America, Inc. and Charles F. Avery, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2013)

10.5	Letter agreement regarding Terms of Employment dated December 13, 2012 by and between FreightCar America, Inc. and Kathleen M. Boege (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2013).

10.6	Employment agreement of Thomas P. McCarthy dated as of June 4, 2007, by and between FreightCar America, Inc. and Thomas P. McCarthy (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.7	Amendment to employment agreement of Thomas P. McCarthy dated as of December 29, 2008. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.8	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.9	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.10	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.11	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.12	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.14	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.15	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.16	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.17	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2012).*

10.18	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.19	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.20	Credit Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.21	Security and Pledge Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.22	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009).

10.23	Amendment of the FreightCar America, Inc. Executive Severance Plan dated December 4, 2012. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.24	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.25	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.26	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.