Form 10-Q
period 2015-06-30
FreightCar America, Inc.
filed 2015-08-06
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 31, 2015, there were 12,332,465 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$25,955	$113,532
Restricted cash and restricted certificates of deposit	7,885	6,015
Marketable securities	42,002	47,961
Accounts receivable, net of allowance for doubtful accounts of $68 and $188, respectively	37,918	4,086
Inventories, net	150,288	82,259
Inventory on lease	—	116
Other current assets	11,141	7,057
Deferred income taxes, net	10,506	12,139

Total current assets	285,695	273,165

Property, plant and equipment, net	49,846	43,239
Railcars available for lease, net	16,247	22,897
Goodwill	22,128	22,128
Deferred income taxes, net	21,317	21,553
Other long-term assets	1,769	2,270

Total assets	$397,002	$385,252

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$65,037	$34,010
Accrued payroll and employee benefits	4,981	6,462
Accrued postretirement benefits	409	409
Accrued warranty	8,657	8,742
Customer deposits	7,271	43,977
Other current liabilities	6,869	4,725

Total current liabilities	93,224	98,325

Accrued pension costs	6,847	7,210
Accrued postretirement benefits, less current portion	74,799	73,474
Deferred income – state incentives, long-term	3,855	—
Accrued taxes and other long-term liabilities	11,083	7,548

Total liabilities	189,808	186,557

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2015 and December 31, 2014	127	127
Additional paid in capital	92,895	100,303
Treasury stock, at cost, 399,213 and 665,869 shares at June 30, 2015 and December 31, 2014, respectively	(17,535)	(29,971)
Accumulated other comprehensive loss	(23,669)	(24,017)
Retained earnings	155,376	152,253

Total stockholders’ equity	207,194	198,695

Total liabilities and stockholders’ equity	$397,002	$385,252

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except for share and per share data)

Revenues	$235,637	$139,688	$328,441	$195,774
Cost of sales	213,831	128,634	302,082	187,872

Gross profit	21,806	11,054	26,359	7,902
Selling, general and administrative expenses	10,924	8,678	19,767	17,081
Gain on sale of railcars available for lease	—	(4)	(1,187)	(18)

Operating income (loss)	10,882	2,380	7,779	(9,161)
Interest expense and deferred financing costs	(58)	(284)	(128)	(570)
Other income	31	13	83	41

Income (loss) before income taxes	10,855	2,109	7,734	(9,690)
Income tax provision (benefit)	3,458	494	2,410	(4,356)

Net income (loss)	$7,397	$1,615	$5,324	$(5,334)

Net income (loss) per common share – basic	$0.60	$0.13	$0.44	$(0.44)

Net income (loss) per common share – diluted	$0.60	$0.13	$0.43	$(0.44)

Weighted average common shares outstanding – basic	12,195,683	11,999,750	12,108,636	11,994,667

Weighted average common shares outstanding – diluted	12,244,468	12,091,052	12,190,154	11,994,667

Dividends declared per common share	$0.09	$0.06	$0.18	$0.12

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$7,397	$1,615	$5,324	$(5,334)

Other comprehensive income:
Pension liability adjustments, net of tax	71	34	134	68
Postretirement liability adjustments, net of tax	112	99	214	198

Other comprehensive income	183	133	348	266

Comprehensive income (loss)	$7,580	$1,748	$5,672	$(5,068)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535

Net loss	—	—	—	—	—	—	(5,334)	(5,334)
Other comprehensive income	—	—	—	—	—	266	—	266
Stock options exercised	—	—	(119)	5,400	245	—	—	126
Restricted stock awards	—	—	(935)	20,712	935	—	—	—
Employee stock settlement	—	—	—	(8,488)	(217)	—	—	(217)

Stock-based compensation recognized	—	—	1,100	—	—	—	—	1,100
Cash dividends	—	—	—	—	—	—	(1,447)	(1,447)

Balance, June 30, 2014	12,731,678	$127	$99,311	(664,640)	$(30,007)	$(14,866)	$142,464	$197,029

Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695

Net income	—	—	—	—	—	—	5,324	5,324
Other comprehensive income	—	—	—	—	—	348	—	348
Stock options exercised	—	—	(5,728)	238,475	10,613	—	—	4,885
Restricted stock awards	—	—	(2,880)	64,317	2,880	—	—	—
Forfeiture of restricted stock awards	—	—	9	(290)	(9)	—	—	—
Employee stock settlement	—	—	—	(35,846)	(1,048)	—	—	(1,048)
Stock-based compensation recognized	—	—	1,178	—	—	—	—	1,178
Excess tax benefit from stock-based compensation	—	—	13	—	—	—	—	13
Cash dividends	—	—	—	—	—	—	(2,201)	(2,201)

Balance, June 30, 2015	12,731,678	$127	$92,895	(399,213)	$(17,535)	$(23,669)	$155,376	$207,194

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income (loss)	$5,324	$(5,334)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	4,597	4,945
Gain on sale of railcars available for lease	(1,187)	(18)
Deferred income taxes	1,670	(4,448)
Stock-based compensation recognized	1,178	1,100
Other non-cash items, net	1,622	744
Changes in operating assets and liabilities:
Accounts receivable	(33,832)	(6,136)
Inventories	(69,649)	(16,135)
Inventory on lease	116	(8,721)
Other assets	(3,644)	(16,398)
Accounts and contractual payables	30,576	22,063
Accrued payroll and employee benefits	(1,481)	1,091
Income taxes receivable/payable	734	491
Accrued warranty	(85)	1,201
Customer deposits and other liabilities	(33,007)	(65,758)
Accrued pension costs and accrued postretirement benefits	1,310	986

Net cash flows used in operating activities	(95,758)	(90,327)

Cash flows from investing activities
Restricted cash withdrawals	—	2,553
Purchase of restricted certificates of deposit	(2,165)	—
Maturity of restricted certificates of deposit	295	—
Purchase of securities held to maturity	(17,997)	(32,989)
Proceeds from maturity of securities	24,004	24,002
Proceeds from sale of property, plant and equipment and railcars available for lease	7,651	50
Purchases of property, plant and equipment	(10,163)	(5,645)
State incentives received	4,907	—

Net cash flows provided by (used in) investing activities	6,532	(12,029)

Cash flows from financing activities
Stock option exercise	4,885	126
Employee stock settlement	(1,048)	(217)
Excess tax benefit from stock-based compensation	13	—
Cash dividends paid to stockholders	(2,201)	(1,447)
Reduction in customer advance for production of leased railcars	—	(690)

Net cash flows provided by (used in) financing activities	1,649	(2,228)

Net decrease in cash and cash equivalents	(87,577)	(104,584)
Cash and cash equivalents at beginning of period	113,532	145,506

Cash and cash equivalents at end of period	$25,955	$40,922

Supplemental cash flow information:
Interest paid	$94	$35

Income taxes paid	$529	$20

Income tax refunds received	$319	$280

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. and FreightCar Alabama, LLC (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts, leases freight cars and provides railcar maintenance and repairs. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Danville, Illinois; Grand Island, Nebraska; Hastings, Nebraska; Johnstown, Pennsylvania; and Roanoke, Virginia.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2014 year-end balance sheet data was derived from the audited financial statements as of December 31, 2014. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Note 3 – Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective prospectively for annual reporting periods beginning after December 15, 2016 (early adoption is permitted). The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. This standard is effective retrospectively for annual reporting periods beginning after December 15, 2016 (early adoption is permitted). The adoption of these changes is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 provides for a single five-step model to be applied to all revenue contracts with customers. ASU 2014-09 also requires additional financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. On July 9, 2015 the FASB voted to approve a one year delay of the effective date to annual reporting periods beginning after December 15, 2017, and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that the standard is expected to have on its consolidated financial position, results of operations and cash flows and related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Manufacturing	$227,016	$128,756	$312,113	$176,758
Services	8,621	10,932	16,328	19,016

Consolidated revenues	$235,637	$139,688	$328,441	$195,774

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss):
Manufacturing	$17,235	$7,433	$19,093	$2,399
Services	1,485	984	2,688	644
Corporate	(7,838)	(6,037)	(14,002)	(12,204)

Consolidated operating income (loss)	10,882	2,380	7,779	(9,161)
Consolidated interest expense and deferred financing costs	(58)	(284)	(128)	(570)
Consolidated other income	31	13	83	41

Consolidated income (loss) before income taxes	$10,855	$2,109	$7,734	$(9,690)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and amortization:
Manufacturing	$1,581	$1,649	$3,027	$3,320
Services	341	377	685	788
Corporate	451	425	885	837

Consolidated depreciation and amortization	$2,373	$2,451	$4,597	$4,945

Capital expenditures:
Manufacturing	$5,400	$2,889	$9,464	$5,131
Services	297	130	386	305
Corporate	158	115	313	209

Consolidated capital expenditures	$5,855	$3,134	$10,163	$5,645

	June 30, 2015	December 31, 2014

Assets:
Manufacturing	$258,361	$157,505
Services	21,071	18,085
Corporate	85,239	175,806

Total operating assets	364,671	351,396
Consolidated income taxes receivable	508	164
Consolidated deferred income taxes, current	10,506	12,139
Consolidated deferred income taxes, long-term	21,317	21,553

Consolidated assets	$397,002	$385,252

Note 5 – Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of June 30, 2015
	Level 1	Level 2	Level 3	Total

ASSETS:
Cash equivalents	$95	$—	$—	$95
Restricted certificates of deposit	$7,885	$—	$—	$7,885

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total

ASSETS:
Cash equivalents	$50,070	$—	$—	$50,070
Restricted certificates of deposit	$6,015	$—	$—	$6,015

No non-financial assets were recorded at fair value on a non-recurring basis at each of June 30, 2015 and December 31, 2014.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of June 30, 2015 of $42,002 consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Marketable securities as of December 31, 2014 of $47,961 consisted of U.S. treasury securities held to maturity with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30, 2015	December 31, 2014
Work in progress	$131,551	$76,453
Finished new railcars	11,733	—
Parts and service inventory	7,004	5,806

Total inventories	$150,288	$82,259

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $4,001 and $2,381 relating to excess and obsolete inventory for parts and work in progress at June 30, 2015 and December 31, 2014, respectively.

Note 8 – Leased Railcars

Inventory on lease was $0 and $116 at June 30, 2015 and December 31, 2014, respectively. Railcars available for lease, net at June 30, 2015 was $16,247 (cost of $19,230 and accumulated depreciation of $2,983) and at December 31, 2014 was $22,897 (cost of $26,852 and accumulated depreciation of $3,955). The Company’s lease utilization rate for railcars in its lease fleet was 65% and 100% at June 30, 2015 and December 31, 2014, respectively.

Leased railcars at June 30, 2015 are subject to lease agreements with external customers with terms of up to six years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at June 30, 2015 are as follows:

Six months ending December 31, 2015	$636
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,256
Year ending December 31, 2018	668
Year ending December 31, 2019	551
Thereafter	826

$5,193

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2015	December 31, 2014
Buildings and improvements	$10,821	$10,731
Machinery and equipment	57,534	50,771
Software	8,714	8,299
Leasehold improvements	8,262	6,983

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	85,331	76,784
Less: Accumulated depreciation and amortization	(43,160)	(38,747)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	42,171	38,037
Land (including easements)	2,365	1,976
Construction in process	5,310	3,226

Total property, plant and equipment, net	$49,846	$43,239

Note 10 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014

Patents	$13,097	$13,097
Accumulated amortization	(12,442)	(12,147)

Patents, net of accumulated amortization	655	950

Customer-related intangibles	1,194	1,194
Accumulated amortization	(545)	(491)

Customer-related intangibles, net of accumulated amortization	649	703

Total amortizing intangibles	$1,304	$1,653

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	607	607

Total goodwill	$22,128	$22,128

Patents are being amortized on a straight-line basis over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is approximately two years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended June 30, 2015 and 2014, and $295 for each of the six months ended June 30, 2015 and 2014. Customer-related intangibles are being amortized from the date of acquisition and have a remaining life of 15 years. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $27 and $32 for the three months ended June 30, 2015 and 2014, respectively, and $54 and $65 for the six months ended June 30, 2015 and 2014, respectively.

The estimated future intangible amortization at June 30, 2015 is as follows:

Six months ending December 31, 2015	$349
Year ending December 31, 2016	457
Year ending December 31, 2017	91
Year ending December 31, 2018	73
Year ending December 31, 2019	60
Thereafter	274

$1,304

Note 11 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$8,279	$7,039	$8,742	$6,957
Provision for warranties issued during the period	884	588	1,236	790
Reductions for payments, cost of repairs and other	(506)	(141)	(981)	(261)
Adjustments to prior warranties	—	672	(340)	672

Balance at the end of the period	$8,657	$8,158	$8,657	$8,158

Note 12 – State Incentives

The Company records state incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related assets.

During the first quarter of 2015, the Company received a cash payment of $4,907 for Alabama state incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreement, a certain portion of the incentives may be repayable by the Company to the State of Alabama if a targeted level of employment is not maintained. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the targeted level of employment.

The changes in deferred income from state incentives for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$4,732	$—	$—	$—
State incentives received during the period	—	—	4,907	—
Amortization of state incentives as reduction of cost of sales	(176)	—	(351)	—

Balance at the end of the period, including current portion	$4,556	$—	$4,556	$—

Note 13 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of June 30, 2015, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of June 30, 2015, the Company had $7,885 in outstanding letters of credit under the Revolving Credit Facility and therefore had $42,115 available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2014, the Company had $6,015 in outstanding letters of credit under the Revolving Credit Facility and therefore had $43,985 available for borrowing under the Revolving Credit Facility. As of December 31, 2014, the Company had no borrowings under the Revolving Credit Facility.

Note 14 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended June 30, 2015
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $84 and selling, general and administrative expenses of $26)	$110	$39	$71
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $142 and selling, general and administrative expenses of $20)	162	57	105
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $9 and selling, general and administrative expenses of $2)	11	4	7

	$283	$100	$183

	Pre-Tax	Tax	Net of Tax
Three months ended June 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $44 and selling, general and administrative expenses of $9)	$53	$19	$34
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $82 and selling, general and administrative expenses of $10)	92	32	60
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $53 and selling, general and administrative expenses of $7)	60	21	39

	$205	$72	$133

	Pre-Tax	Tax	Net of Tax
Six months ended June 30, 2015
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $167 and selling, general and administrative expenses of $53)	$220	$86	$134
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $284 and selling, general and administrative expenses of $40)	324	124	200
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $18 and selling, general and administrative expenses of $3)	21	7	14

	$565	$217	$348

	Pre-Tax	Tax	Net of Tax
Six months ended June 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $88 and selling, general and administrative expenses of $18)	$106	$38	$68
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $165 and selling, general and administrative expenses of $20)	185	65	120
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $106 and selling, general and administrative expenses of $14)	120	42	78

	$411	$145	$266

The components of accumulated other comprehensive loss consist of the following:

	June 30, 2015	December 31, 2014

Unrecognized pension cost, net of tax of $6,439 and $6,525	$(10,504)	$(10,638)
Unrecognized postretirement cost, net of tax of $7,855 and $7,986	(13,165)	(13,379)

	$(23,669)	$(24,017)

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

Total stock-based compensation was $575 and $560 for the three months ended June 30, 2015 and 2014, respectively, and $1,178 and $1,100 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $3,413 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 31 months.

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension Benefits
Interest cost	$580	$661	$1,160	$1,322
Expected return on plan assets	(761)	(905)	(1,522)	(1,810)
Amortization of unrecognized net loss	110	53	220	106

	$(71)	$(191)	$(142)	$(382)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Postretirement Benefit Plan
Service cost	$17	$16	$34	$32
Interest cost	743	750	1,486	1,500
Amortization of prior service cost	11	60	21	120
Amortization of unrecognized net loss	162	92	324	185

	$933	$918	$1,865	$1,837

The Company made contributions to the Company’s defined benefit pension plans of $0 and $48 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $109 for the six months ended June 30, 2015 and 2014, respectively. The Company expects to make no contributions to its pension plans in 2015.

The Company made contributions to the Company’s postretirement benefit plan of $99 and $110 for the three months ended June 30, 2015 and 2014, respectively, and $195 and $216 for the six months ended June 30, 2015 and 2014, respectively. The Company expects to make $409 in contributions (including contributions already made) to its postretirement benefit plan in 2015 for salaried retirees. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation, the postretirement benefit contributions for hourly retirees, if any, are unknown at this time.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $761 and $387 for the three months ended June 30, 2015 and 2014, respectively, and $1,363 and $699 for the six months ended June 30, 2015 and 2014, respectively.

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

On April 17, 2015, National Steel Car Limited filed a Complaint for Patent Infringement against the Company in the Illinois Court. The complaint seeks injunctive relief and an unspecified amount of damages. The Company believes that the complaint is without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of this action will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Future minimum lease payments at June 30, 2015 are as follows:

Six months ending December 31, 2015	$5,187
Year ending December 31, 2016	10,171
Year ending December 31, 2017	9,830
Year ending December 31, 2018	9,879
Year ending December 31, 2019	9,930
Thereafter	28,810

$73,807

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended June 30, 2015 and 2014, was approximately $2,604 and $2,330, respectively. Total rental expense for the six months ended June 30, 2015 and 2014, was approximately $5,201 and $4,669, respectively.

The Company is party to non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At June 30, 2015, the Company had purchase commitments under these agreements as follows:

Six months ending December 31, 2015	$4,395
Year ending December 31, 2016	6,310
Year ending December 31, 2017	8,403
Year ending December 31, 2018	—
Year ending December 31, 2019	—
Thereafter	—

$19,108

Note 19 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	12,195,683	11,999,750	12,108,636	11,994,667
Dilutive effect of employee stock options and nonvested share awards	48,785	91,302	81,518	—

Weighted average diluted common shares outstanding	12,244,468	12,091,052	12,190,154	11,994,667

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2015 and 2014, 289,102 and 451,965 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2015 and 2014, 289,870 and 824,334 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Income Taxes

The Company’s income tax provision was $3,458 for the three months ended June 30, 2015 compared to $494 for the three months ended June 30, 2014. The Company’s effective tax rate for the three months ended June 30, 2015 was 31.9% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (2.8)% estimated impact of the domestic manufacturing deduction, the (2.8)% impact of state income tax credits, a blended state tax rate of 3.1% and (0.6)% for the effect of other differences. The Company’s effective tax rate for the three months ended June 30, 2014 was 23.4% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (14.2)% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which the Company operates, which was partially offset by a 1.5% blended state tax rate and 1.1% for the effect of other differences.

The Company’s income tax provision was $2,410 for the six months ended June 30, 2015 compared to an income tax benefit of $4,356 for the six months ended June 30, 2014. The Company’s effective tax rate for the six months ended June 30, 2015 was 31.2% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (2.8)% estimated impact of the domestic manufacturing deduction, the (3.9)% impact of state income tax credits, a blended state tax rate of 3.1% and (0.2)% for the effect of other differences. The Company’s effective tax rate for the six months ended June 30, 2014 was 45.0% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate, a 1.9% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which we operate and 0.6% for the effect of other differences.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, we believe the Shoals facility allows us to produce a broader variety of railcars in a cost-effective and efficient manner. During the fourth quarter of 2014, we announced a $10 million expansion at our Shoals facility to add an additional production capacity to meet demand for our new types of railcars. The new production capacity became operational early in the second quarter of 2015. During the first half of 2015, we added approximately 300 employees to support increased production levels at our Shoals facility.

We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We provide railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. FCRS has repair and maintenance facilities in Grand Island, Nebraska and Hastings, Nebraska and services freight cars and unit coal trains utilizing key rail corridors in the Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. As of June 30, 2015, the value of leased railcars, consisting of railcars available for lease, was $16.2 million. Our primary customers are railroads, financial institutions and shippers.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Our Services segment includes railcar repair and maintenance and parts sales. Corporate includes administrative activities and all other non-operating activities.

Total orders for railcars in the second quarter of 2015 were 1,618 units compared to 2,401 units ordered in the second quarter of 2014. All of the orders for the second quarter of 2015 were for new railcars while orders for the second quarter of 2014 consisted of 2,201 new railcars and 400 leased railcars, offset by a 200 unit customer reduction to rebuilt railcars. Railcar deliveries totaled 2,611 units, consisting of 1,861 new railcars and 750 rebuilt railcars, in the second quarter of 2015 compared to 1,635 units, consisting of 510 new railcars, 800 rebuilt railcars and 325 leased railcars, in the second quarter of 2014. Total backlog of unfilled orders was 14,075 units, consisting of 12,633 new railcars and 1,442 rebuilt railcars, at June 30, 2015, compared to 14,791 units, consisting of 12,191 new railcars and 2,600 rebuilt railcars, at December 31, 2014. The estimated sales value of the backlog was $1,259 million and $1,269 million, respectively, as of June 30, 2015 and December 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Revenues

Our consolidated revenues for the three months ended June 30, 2015 were $235.6 million compared to $139.7 million for the three months ended June 30, 2014. Manufacturing segment revenues for the three months ended June 30, 2015 were $227.0 million compared to $128.8 million for the three months ended June 30, 2014. The increase in Manufacturing segment revenues for the 2015 period compared to the 2014 period reflects the increase in the number of railcars delivered and the change in the mix of new versus rebuilt railcars. Services segment revenues for the three months ended June 30, 2015 were $8.6 million compared to $10.9 million for the three months ended June 30, 2014. The decrease in Services segment revenues for the 2015 period compared to the 2014 period reflects lower parts sales revenue, which was partially offset by higher repair volumes.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2015 was $21.8 million compared to $11.1 million for the three months ended June 30, 2014. The increase reflects increases in gross profit from our Manufacturing segment of $10.5 million and from our Services segment of $0.7 million, which were partially offset by increases in Corporate costs of $0.5 million. The increase in gross profit for our Manufacturing segment reflects the increase in deliveries, a favorable product mix and improvement in production efficiencies. Gross profit for our Manufacturing segment for the three months ended June 30, 2015 included approximately $0.9 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility while Manufacturing segment gross profit for the three months ended June 30, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $2.6 million. Manufacturing segment gross profit for the three months ended June 30, 2014 was also impacted by a $0.8 million expense recorded to settle a warranty claim. The increase in gross profit for our Services segment for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 reflects higher repair volumes and changes in the mix of repair work and parts sales which were partially offset by lower parts sales. Our consolidated gross profit margin was 9.3% for the three months ended June 30, 2015 compared to 7.9% for the three months ended June 30, 2014.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2015 were $10.9 million compared to $8.7 million for the three months ended June 30, 2014. Selling, general and administrative expenses for the three months ended June 30, 2015 included increases in third-party sales commissions, salaries and wages, external professional fees. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2015 were $3.5 million compared to $2.7 million for the three months ended June 30, 2014 primarily due to higher third- party sales commissions and salaries and wages. Services segment selling, general and administrative expenses were $0.8 million for the three months ended June 30, 2015 compared to $0.7 million for the three months ended June 30, 2014. Corporate selling, general and administrative expenses for the three months ended June 30, 2015 were $6.6 million compared to $5.3 million for the three months ended June 30, 2014, reflecting increases in salaries and wages, legal costs and consulting fees.

Operating Income (Loss)

Our consolidated operating income for the three months ended June 30, 2015 was $10.9 million compared to $2.4 million for the three months ended June 30, 2014. Operating income for the Manufacturing segment was $17.2 million for the three months ended June 30, 2015 compared to $7.4 million for the three months ended June 30, 2014, reflecting the increase in deliveries, a favorable product mix and improvement in production efficiencies. Manufacturing segment operating income for the three months ended June 30, 2015 included approximately $0.9 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment operating income for the three months ended June 30, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $2.6 million. Manufacturing segment operating income for the three months ended June 30, 2014 was also impacted by a $0.8 million expense recorded to settle a warranty claim. Services segment operating income was $1.5 million for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014. The increase in Services segment operating income reflects higher repair volumes and changes in the mix of repair work and parts sales, which were partially offset by lower parts sales. Corporate costs were $7.8 million for the three months ended June 30, 2015 compared to $6.0 million for the three months ended June 30, 2014, reflecting increases in salaries and wages, legal costs and consulting fees.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.1 million for the three months ended June 30, 2015 compared to $0.3 million for the three months ended June 30, 2014. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

Our income tax provision was $3.5 million for the three months ended June 30, 2015 compared to $0.5 million for the three months ended June 30, 2014. The Company’s effective tax rate for the three months ended June 30, 2015 was 31.9% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (2.8)% estimated impact of the domestic manufacturing deduction, the (2.8)% impact of state income tax credits, a blended state tax rate of 3.1% and (0.6)% for the effect of other differences. The Company’s effective tax rate for the three months ended June 30, 2014 was 23.4% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (14.2)% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which the Company operates, which was partially offset by a 1.5% blended state tax rate and 1.1% for the effect of other differences.

Net Income (Loss)

As a result of the foregoing, our net income was $7.4 million for the three months ended June 30, 2015 compared to $1.6 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, our basic and diluted net income per share were $0.60 on basic and diluted shares outstanding of 12,195,683 and 12,244,468, respectively. For the three months ended June 30, 2014, our basic and diluted net income per share was $0.13 on basic and diluted shares outstanding of 11,999,750 and 12,091,052, respectively.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Revenues

Our consolidated revenues for the six months ended June 30, 2015 were $328.4 million compared to $195.8 million for the six months ended June 30, 2014. Manufacturing segment revenues for the six months ended June 30, 2015 were $312.1 million compared to $176.8 million for the six months ended June 30, 2014. The increase in Manufacturing segment revenues for the 2015 period compared to the 2014 period reflects the increase in the number of railcars delivered, a higher mix of new versus rebuilt railcars and changes in the product mix of new railcars. Our Manufacturing segment delivered 3,670 units, consisting of 2,512 new railcars and 1,158 rebuilt railcars, for the six months ended June 30, 2015, compared to 2,388 units, consisting of 798 new railcars, 1,190 rebuilt railcars and 400 leased railcars, for the six months ended June 30, 2014. Services segment revenues for the six months ended June 30, 2015 were $16.3 million compared to $19.0 million for the six months ended June 30, 2014. The decrease in Services segment revenues for the 2015 period compared to the 2014 period reflects lower parts sales revenue, which was partially offset by higher repair volumes.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2015 was $26.4 million compared to $7.9 million for the six months ended June 30, 2014. The increase reflects increases in gross profit from our Manufacturing segment of $17.0 million and from our Services segment of $2.1 million, which were partially offset by increases in Corporate costs of $0.6 million. The increase in gross profit for our Manufacturing segment for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Gross profit for our Manufacturing segment for the six months ended June 30, 2015 included approximately $2.3 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment gross profit for the six months ended June 30, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $5.5 million. Manufacturing segment gross profit for the six months ended June 30, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim. The increase in gross profit for our Services segment for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects higher repair volumes, which were partially offset by lower parts sales. Our consolidated gross profit margin was 8.0% for the six months ended June 30, 2015 compared to 4.0% for the six months ended June 30, 2014 as a result of the items noted above.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2015 were $19.8 million compared to $17.1 million for the six months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 included increases in third-party sales commissions, salaries and wages, computer and data processing expenses and consulting fees. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2015 were $6.5 million compared to $5.1 million for the six months ended June 30, 2014 primarily due to higher third-party sales commissions and salaries and wages. Services segment selling, general and administrative expenses were $1.7 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014. Corporate selling, general and administrative expenses for the six months ended June 30, 2015 were $11.6 million compared to $10.4 million for the six months ended June 30, 2014, reflecting increases in salaries and wages, computer and data processing expenses and consulting fees.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the six months ended June 30, 2015 was $1.2 million and represented the gain on sale of leased railcars with a net book value of $6.4 million.

Operating Income (Loss)

Our consolidated operating income for the six months ended June 30, 2015 was $7.8 million compared to an operating loss of $9.2 million for the six months ended June 30, 2014. Operating income for the Manufacturing segment was $19.1 million for the six months ended June 30, 2015 compared to $2.4 million for the six months ended June 30, 2014, reflecting the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Manufacturing segment operating income for the six months ended June 30, 2015 included approximately $2.3 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment operating income for the six months ended June 30, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $5.5 million. Manufacturing segment operating income for the six months ended June 30, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim. Services segment operating income was $2.7 million for the six months ended June 30, 2015 compared to $0.6 million for the six months ended June 30, 2014. The increase in Services segment operating income reflects higher repair volumes, which were partially offset by lower parts sales for the 2015 period compared to the 2014 period. Corporate costs were $14.0 million for the six months ended June 30, 2015 compared to $12.2 million for the six months ended June 30, 2014, reflecting increases in salaries and wages, computer and data processing expenses and consulting fees.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.1 million for the six months ended June 30, 2015 compared to $0.6 million for the six months ended June 30, 2014. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

Our income tax provision was $2.4 million for the six months ended June 30, 2015 compared to an income tax benefit of $4.4 million for the six months ended June 30, 2014. The Company’s effective tax rate for the six months ended June 30, 2015 was 31.2% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (2.8)% estimated impact of the domestic manufacturing deduction, the (3.9)% impact of state income tax credits, a blended state tax rate of 3.1% and (0.2)% for the effect of other differences. The Company’s effective tax rate for the six months ended June 30, 2014 was 45.0% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate, a 1.9% impact of a change in the valuation allowance and deferred tax assets due to changes in the mix of income from states in which we operate and 0.6% for the effect of other differences.

Net Income (Loss)

As a result of the foregoing, our net income was $5.3 million for the six months ended June 30, 2015 compared to a net loss of $5.3 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, our basic and diluted net income per share was $0.44 and $0.43, respectively on basic and diluted shares outstanding of 12,108,636 and 12,190,154, respectively. For the six months ended June 30, 2014, our basic and diluted net loss per share was $0.44 on basic and diluted shares outstanding of 11,994,667.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2015 and 2014, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among us and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of June 30, 2015, we had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of June 30, 2015, we had $7.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $42.1 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2014, we had $6.0 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.0 million available for borrowing under the Revolving Credit Facility. As of December 31, 2014, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $7.9 million as of June 30, 2015 and $6.0 million as of December 31, 2014, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The increase in restricted cash and restricted certificates of deposit balance as of June 30, 2015 compared to December 31, 2014 was a result of increases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of June 30, 2015 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of June 30, 2015, the value of leased railcars, consisting of railcars available for lease, was $16.2 million. We continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2014, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $58.0 million and $73.9 million, respectively, which exceeded the fair value of plan assets by $7.2 million and $73.9 million, respectively. We made no contributions to our defined benefit pension plans during the six months ended June 30, 2015. As disclosed in Note 16 to the condensed consolidated financial statements, we expect to make no contributions to our defined benefit pension plans in

2015. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities, interest rates and mortality estimates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made contributions to our postretirement benefit plan of $0.2 million for the six months ended June 30, 2015 for salaried retirees. We expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2015 for salaried retirees. However, because our postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (“The 2005 Settlement Agreement”), required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 17 to the condensed consolidated financial statements). The outcome of the pending litigation and the impact on our postretirement benefit plan obligation cannot be determined at this time. Our postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation or if the parties agree to an alternative settlement agreement. We anticipate funding pension plan contributions and postretirement benefit plan payments with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$73,807	$10,310	$19,824	$19,863	$23,810
Material and component purchases	19,108	6,504	12,604	—	—
Note payable	571	38	76	76	381

Total	$93,486	$16,852	$32,504	$19,939	$24,191

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $4.2 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2015 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(95,758)	$(90,327)
Investing activities	6,532	(12,029)
Financing activities	1,649	(2,228)

Total	$(87,577)	$(104,584)

Operating Activities. Our net cash used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash used in operating activities for the six months ended June 30, 2015 was $95.8 million compared to $90.3 million for the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 was driven primarily by an increase in working capital, including a $69.6 million increase in inventory. The increase in inventory for the six months ended June 30, 2015 included increases to support higher production levels and $11.7 million in finished railcars that were not yet delivered to customers. Net cash used in operating activities for the six months ended June 30, 2015 also reflects a decrease in customer deposits of $33.8 million, reflecting the delivery of railcars during 2015 for which advance payments were received from customers during the fourth quarter of 2014. Net cash used in operating activities for the six months ended June 30, 2014 was driven primarily by an increase in working capital, including a $24.9 million increase in inventory and inventory on lease, a $16.9 million increase in advance payments to secure pricing on materials and a $65.8 million decrease in customer deposits, partially offset by a $22.1 million increase in accounts and contractual payables. Changes in inventory and accounts and contractual payables for the six months ended June 30, 2014 primarily represents purchases of materials to support increased production levels, while the reduction in customer deposits reflects the delivery of railcars during 2014 for which an advance payment was received from the customer during the fourth quarter of 2013.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2015 was $6.5 million compared to net cash used in investing activities for the six months ended June 30, 2014 of $12.0 million. Net cash provided by investing activities for the six months ended June 30, 2015 included proceeds from maturity of securities (net of purchases) of $6.0 million, proceeds from sale of railcars available for lease of $7.6 million and state incentives received of $4.9 million, which were partially offset by purchases of restricted certificates of deposit of $1.9 million (net of maturities) and purchases of property, plant and equipment of $10.2 million (primarily capital investments for our Shoals facility). Net cash used in investing activities for the six months ended June 30, 2014 included purchases of securities held to maturity of $9.0 million (net of proceeds from redemptions) and purchases of property, plant and equipment of $5.6 million (primarily purchases of equipment for our Shoals facility), which were partially offset by restricted cash withdrawals of $2.6 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $1.7 million compared to net cash used in financing activities for the six months ended June 30, 2014 of $2.2 million. Net cash provided by financing activities for the six months ended June 30, 2015 included proceeds from exercise of employee stock options of $4.9 million, which were partially offset by cash dividends paid to our stockholders of $2.2 million. Net cash used in financing activities for the six months ended June 30, 2014 primarily included cash dividends paid to our stockholders of $1.4 million and repayment of a customer advance of $0.7 million.

Capital Expenditures

Our capital expenditures were $10.2 million in the six months ended June 30, 2015 compared to $5.6 million in the six months ended June 30, 2014. Capital expenditures were primarily capital investments for our Shoals facility, which continued to ramp up production during 2014 and 2015. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $15 million for 2015 (including amounts already paid). With the additional capital investment to add the new production capacity in our Shoals facility to meet demand for our new types of railcars, our total investment in the Shoals facility will be approximately $33 million. The new production capacity became operational early in the second quarter of 2015.

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

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2015, we had $7.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $42.1 million available for borrowing under the Revolving Credit Facility.

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

On April 17, 2015, National Steel Car Limited filed a Complaint for Patent Infringement against us in the Court. The complaint seeks injunctive relief and an unspecified amount of damages. We believe that the complaint is without merit and intend to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of this action will not have a material adverse effect on our financial position, results of operations or cash flows.

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

FREIGHTCAR AMERICA, INC.

Date: August 6, 2015	By:	/S/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ CHARLES F. AVERY, JR.
Charles F. Avery, Jr., Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/S/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document