Form 10-Q
period 2015-09-30
FreightCar America, Inc.
filed 2015-11-03
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 3, 2015, there were 12,328,014 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$94,997	$113,532
Restricted cash and restricted certificates of deposit	6,896	6,015
Marketable securities	30,009	47,961
Accounts receivable, net of allowance for doubtful accounts of $80 and $188, respectively	28,824	4,086
Inventories, net	141,676	82,259
Inventory on lease	—	116
Other current assets	8,300	7,057
Deferred income taxes, net	10,214	12,139

Total current assets	320,916	273,165

Property, plant and equipment, net	44,055	43,239
Railcars available for lease, net	16,126	22,897
Goodwill	21,521	22,128
Deferred income taxes, net	22,883	21,553
Other long-term assets	2,900	2,270

Total assets	$428,401	$385,252

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$59,136	$34,010
Accrued payroll and employee benefits	6,565	6,462
Accrued postretirement benefits	409	409
Accrued warranty	9,305	8,742
Customer deposits and deferred revenue	11,074	43,977
Income taxes payable	7,308	—
Other current liabilities	7,458	4,725

Total current liabilities	101,255	98,325

Accrued pension costs	6,665	7,210
Accrued postretirement benefits, less current portion	75,460	73,474
Deferred income – state and local incentives, long-term	12,722	—
Accrued taxes and other long-term liabilities	10,699	7,548

Total liabilities	206,801	186,557

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2015 and December 31, 2014	127	127
Additional paid in capital	93,488	100,303
Treasury stock, at cost, 403,664 and 665,869 shares at September 30, 2015 and December 31, 2014, respectively	(17,623)	(29,971)
Accumulated other comprehensive loss	(23,486)	(24,017)
Retained earnings	169,094	152,253

Total stockholders’ equity	221,600	198,695

Total liabilities and stockholders’ equity	$428,401	$385,252

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except for share and per share data)

Revenues	$241,114	$190,280	$569,555	$386,054
Cost of sales	212,064	171,461	514,146	359,333

Gross profit	29,050	18,819	55,409	26,721
Selling, general and administrative expenses	10,706	9,215	30,473	26,296
Gain on sale of railcars available for lease	—	(635)	(1,187)	(653)
Gain on sale of railcar repair and maintenance services business and facility	(4,578)	(1,078)	(4,578)	(1,078)

Operating income	22,922	11,317	30,701	2,156
Interest expense and deferred financing costs	(56)	(284)	(184)	(854)
Other income	8	7	91	48

Income before income taxes	22,874	11,040	30,608	1,350
Income tax provision	8,047	4,608	10,457	252

Net income	$14,827	$6,432	$20,151	$1,098

Net income per common share – basic	$1.20	$0.53	$1.65	$0.09

Net income per common share – diluted	$1.20	$0.53	$1.64	$0.09

Weighted average common shares outstanding – basic	12,241,211	12,007,970	12,153,313	11,999,150

Weighted average common shares outstanding – diluted	12,241,426	12,108,397	12,207,432	12,088,728

Dividends declared per common share	$0.09	$0.06	$0.27	$0.18

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$14,827	$6,432	$20,151	$1,098

Other comprehensive income:
Pension liability adjustments, net of tax	71	34	205	102
Postretirement liability adjustments, net of tax	112	99	326	297

Other comprehensive income	183	133	531	399

Comprehensive income	$15,010	$6,565	$20,682	$1,497

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

			Additional Paid In Capital			Accumulated Other	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock		Comprehensive
	Shares	Amount		Shares	Amount	Loss

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535

Net income	—	—	—	—	—	—	1,098	1,098
Other comprehensive income	—	—	—	—	—	399	—	399
Stock options exercised	—	—	(137)	6,185	280	—	—	143
Restricted stock awards	—	—	(1,048)	23,212	1,048	—	—	—
Employee stock settlement	—	—	—	(8,709)	(224)	—	—	(224)
Stock-based compensation recognized	—	—	1,576	—	—	—	—	1,576
Forfeiture of restricted stock awards	—	—	138	(4,643)	(138)	—	—	—
Cash dividends	—	—	—	—	—	—	(2,171)	(2,171)

Balance, September 30, 2014	12,731,678	$127	$99,794	(666,219)	$(30,004)	$(14,733)	$148,172	$203,356

Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695

Net income	—	—	—	—	—	—	20,151	20,151
Other comprehensive income	—	—	—	—	—	531	—	531
Stock options exercised	—	—	(5,728)	238,475	10,613	—	—	4,885
Restricted stock awards	—	—	(2,880)	64,317	2,880	—	—	—
Forfeiture of restricted stock awards	—	—	94	(4,635)	(94)	—	—	—
Employee stock settlement	—	—	—	(35,952)	(1,051)	—	—	(1,051)
Stock-based compensation recognized	—	—	1,686	—	—	—	—	1,686
Excess tax benefit from stock-based compensation	—	—	13	—	—	—	—	13
Cash dividends	—	—	—	—	—	—	(3,310)	(3,310)

Balance, September 30, 2015	12,731,678	$127	$93,488	(403,664)	$(17,623)	$(23,486)	$169,094	$221,600

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$20,151	$1,098
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	7,551	7,481
Recognition of deferred income from state and local incentives	(883)	—
Gain on sale of railcars available for lease	(1,187)	(653)
Gain on sale of railcar repair and maintenance services business and facility	(4,578)	(1,078)
Deferred income taxes	296	116
Stock-based compensation recognized	1,686	1,576
Other non-cash items, net	1,555	795
Changes in operating assets and liabilities:
Accounts receivable	(27,514)	(29,500)
Inventories	(63,488)	(37,509)
Inventory on lease	116	(8,721)
Other assets	(1,307)	(4,380)
Accounts and contractual payables	25,180	47,922
Accrued payroll and employee benefits	295	1,280
Income taxes receivable/payable	8,050	870
Accrued warranty	563	1,734
Customer deposits and other liabilities	(29,471)	(90,794)
Accrued pension costs and accrued postretirement benefits	1,972	1,422

Net cash flows used in operating activities	(61,013)	(108,341)

Cash flows from investing activities
Restricted cash deposits	—	(1,017)
Restricted cash withdrawals	—	2,782
Purchase of restricted certificates of deposit	(2,165)	—
Maturity of restricted certificates of deposit	1,284	—
Purchase of securities held to maturity	(17,997)	(50,974)
Proceeds from maturity of securities	36,004	42,002
Proceeds from sale of property, plant and equipment and railcars available for lease	7,654	5,907
Proceeds from sale of railcar repair and maintenance services business and facility	17,589	2,124
Purchases of property, plant and equipment	(16,161)	(8,248)
State and local incentives received	15,733	—

Net cash flows provided by (used in) investing activities	41,941	(7,424)

Cash flows from financing activities
Stock option exercise	4,885	143
Employee stock settlement	(1,051)	(224)
Excess tax benefit from stock-based compensation	13	—
Cash dividends paid to stockholders	(3,310)	(2,171)
Reduction in customer advance for production of leased railcars	—	(1,035)

Net cash flows provided by (used in) financing activities	537	(3,287)

Net decrease in cash and cash equivalents	(18,535)	(119,052)
Cash and cash equivalents at beginning of period	113,532	145,506

Cash and cash equivalents at end of period	$94,997	$26,454

Supplemental cash flow information:
Interest paid	$101	$42

Income taxes paid	$3,061	$51

Income tax refunds received	$646	$573

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“FCSL”), FreightCar Alabama, LLC and FreightCar (Shanghai) Trading Co., Ltd. (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Danville, Illinois; Grand Island, Nebraska; Johnstown, Pennsylvania; Roanoke, Virginia; and Shanghai, People’s Republic of China.

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, and FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2014 year-end balance sheet data was derived from the audited financial statements as of December 31, 2014. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Note 4 – Segment Information

The Company’s operations comprise two reportable segments, Manufacturing and Services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Through September 30, 2015, the Company’s Services segment included general railcar repair and maintenance, inspections and parts sales. Corporate includes selling, general and administrative expenses not related to production of goods and services, retiree pension and other postretirement benefit costs, and all other non-operating activity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Manufacturing	$233,294	$181,490	$545,407	$358,248
Services	7,820	8,790	24,148	27,806

Consolidated revenues	$241,114	$190,280	$569,555	$386,054

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income:
Manufacturing	$25,817	$16,185	$44,910	$18,584
Services (1)	5,229	1,633	7,917	2,277
Corporate	(8,124)	(6,501)	(22,126)	(18,705)

Consolidated operating income	22,922	11,317	30,701	2,156
Consolidated interest expense and deferred financing costs	(56)	(284)	(184)	(854)
Consolidated other income	8	7	91	48

Consolidated income before income taxes	$22,874	$11,040	$30,608	$1,350

Depreciation and amortization:
Manufacturing	$1,807	$1,740	$5,185	$5,060
Services	339	367	1,024	1,155
Corporate	457	429	1,342	1,266

Consolidated depreciation and amortization	$2,603	$2,536	$7,551	$7,481

Capital expenditures:
Manufacturing	$5,176	$2,460	$14,640	$7,591
Services	660	88	1,125	393
Corporate	162	55	396	264

Consolidated capital expenditures	$5,998	$2,603	$16,161	$8,248

(1)	Results for the three and nine months ended September 30, 2015 included a $4,578 gain on sale of the Company’s railcar repair and maintenance services business. Results for the three and nine months ended September 30, 2014 included a $1,078 gain on sale of the Company’s Clinton repair shop assets (see Note 21).

	September 30, 2015	December 31, 2014

Assets:
Manufacturing	$246,556	$157,505
Services	8,846	18,085
Corporate	139,902	175,806

Total operating assets	395,304	351,396
Consolidated income taxes receivable	—	164
Consolidated deferred income taxes, current	10,214	12,139
Consolidated deferred income taxes, long-term	22,883	21,553

Consolidated assets	$428,401	$385,252

Note 5 – Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$95	$—	$—	$95
Restricted certificates of deposit	$6,896	$—	$—	$6,896
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$50,070	$—	$—	$50,070
Restricted certificates of deposit	$6,015	$—	$—	$6,015

No non-financial assets were recorded at fair value on a non-recurring basis at each of September 30, 2015 and December 31, 2014.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of September 30, 2015 of $30,009 consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Marketable securities as of December 31, 2014 of $47,961 consisted of U.S. treasury securities held to maturity with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30, 2015	December 31, 2014
Work in progress	$134,487	$76,453
Finished new railcars	2,809	—
Parts and service inventory	4,380	5,806

Total inventories	$141,676	$82,259

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $3,916 and $2,381 relating to excess and obsolete inventory for parts and work in progress at September 30, 2015 and December 31, 2014, respectively. Amounts in the table above as of September 30, 2015 reflect reductions of $2,537 in parts and service inventory and total inventories related to the Company’s sale of its railcar repair and maintenance services business on September 30, 2015 (see Note 21).

Note 8 – Leased Railcars

Inventory on lease was $0 and $116 at September 30, 2015 and December 31, 2014, respectively. Railcars available for lease, net at September 30, 2015 was $16,126 (cost of $19,230 and accumulated depreciation of $3,104) and at December 31, 2014 was $22,897 (cost of $26,852 and accumulated depreciation of $3,955). The Company’s lease utilization rate for railcars in its lease fleet was 65% and 100% at September 30, 2015 and December 31, 2014, respectively.

Leased railcars at September 30, 2015 are subject to lease agreements with external customers with terms of up to six years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at September 30, 2015 are as follows:

Three months ending December 31, 2015	$322
Year ending December 31, 2016	1,256
Year ending December 31, 2017	1,256
Year ending December 31, 2018	668
Year ending December 31, 2019	551
Thereafter	826

$4,879

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2015	December 31, 2014
Buildings and improvements	$2,361	$10,731
Machinery and equipment	60,105	50,771
Software	8,826	8,299
Leasehold improvements	8,402	6,983

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	79,694	76,784
Less: Accumulated depreciation and amortization	(38,895)	(38,747)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	40,799	38,037
Land (including easements)	151	1,976
Construction in process	3,105	3,226

Total property, plant and equipment, net	$44,055	$43,239

Amounts in the table above as of September 30, 2015 reflect reductions of $7,740 in total property, plant and equipment, net, related to the Company’s sale of its railcar repair and maintenance services business on September 30, 2015 (see Note 21).

Note 10 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014

Patents	$13,097	$13,097
Accumulated amortization	(12,590)	(12,147)

Patents, net of accumulated amortization	507	950

Customer-related intangibles	—	1,194
Accumulated amortization	—	(491)

Customer-related intangibles, net of accumulated amortization	—	703

Total amortizing intangibles	$507	$1,653

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	—	607

Total goodwill	$21,521	$22,128

Patents are being amortized on a straight-line basis over their remaining legal life from the date of acquisition. The weighted average remaining life of the Company’s patents is approximately two years. Amortization expense related to patents, which is included in cost of sales, was $148 for each of the three months ended September 30, 2015 and 2014, and $443 for each of the nine months ended September 30, 2015 and 2014. Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $27 and $32 for the three months ended September 30, 2015 and 2014, respectively, and $81 and $97 for the nine months ended September 30, 2015 and 2014, respectively. Amounts in the table above as of September 30, 2015 reflect reductions of $623 in customer-related intangibles, net of accumulated amortization, and $607 in Services segment goodwill related to the Company’s sale of its railcar repair and maintenance services business on September 30, 2015 (see Note 21).

The estimated future intangible amortization at September 30, 2015 is as follows:

Three months ending December 31, 2015	$147
Year ending December 31, 2016	360
Year ending December 31, 2017	—
Year ending December 31, 2018	—
Year ending December 31, 2019	—
Thereafter	—

$507

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2015, the Company performed its annual assessment and concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the testing date.

Management determines the fair value of the reporting units using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method. The negotiated sales price for the Company’s railcar maintenance and repair services business was used in evaluating goodwill impairment for the Services reporting unit as of August 1, 2015.

Note 11 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$8,657	$8,158	$8,742	$6,957
Provision for warranties issued during the period	998	711	2,234	1,501
Reductions for payments, cost of repairs and other	(327)	(219)	(1,308)	(480)
Adjustments to prior warranties	(23)	41	(363)	713

Balance at the end of the period	$9,305	$8,691	$9,305	$8,691

Note 12 – State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State and local incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related assets of seven to nine years.

During the nine months ended September 30, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the targeted levels of employment.

The changes in deferred income from state incentives for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$4,556	$—	$—	$—
State and local incentives received during the period	10,826	—	15,733	—
Recognition of state and local incentives as reduction of cost of sales	(532)	—	(883)	—

Balance at the end of the period, including current portion	$14,850	$—	$14,850	$—

Note 13 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2015, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of September 30, 2015, the Company had $6,896 in outstanding letters of credit under the Revolving Credit Facility and therefore had $43,104 available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2014, the Company had $6,015 in outstanding letters of credit under the Revolving Credit Facility and therefore had $43,985 available for borrowing under the Revolving Credit Facility. As of December 31, 2014, the Company had no borrowings under the Revolving Credit Facility.

Note 14 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended September 30, 2015
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $83 and selling, general and administrative expenses of $27)	$110	$39	$71
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $142 and selling, general and administrative expenses of $20)	162	56	106
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $9 and selling, general and administrative expenses of $1)	10	4	6

	$282	$99	$183

	Pre-Tax	Tax	Net of Tax
Three months ended September 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $44 and selling, general and administrative expenses of $9)	$53	$19	$34
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $82 and selling, general and administrative expenses of $10)	92	32	60
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $54 and selling, general and administrative expenses of $6)	60	21	39

	$205	$72	$133

	Pre-Tax	Tax	Net of Tax
Nine months ended September 30, 2015
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $250 and selling, general and administrative expenses of $80)	$330	$125	$205
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $426 and selling, general and administrative expenses of $60)	486	180	306
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $27 and selling, general and administrative expenses of $4)	31	11	20

	$847	$316	$531

	Pre-Tax	Tax	Net of Tax
Nine months ended September 30, 2014
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $133 and selling, general and administrative expenses of $26)	$159	$57	$102
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $248 and selling, general and administrative expenses of $30)	278	98	180
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $162 and selling, general and administrative expenses of $18)	180	63	117

	$617	$218	$399

The components of accumulated other comprehensive loss consist of the following:

	September 30, 2015	December 31, 2014

Unrecognized pension cost, net of tax of $6,400 and $6,525	$(10,433)	$(10,638)
Unrecognized postretirement cost, net of tax of $7,795 and $7,986	(13,053)	(13,379)

	$(23,486)	$(24,017)

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

Total stock-based compensation was $508 and $476 for the three months ended September 30, 2015 and 2014, respectively, and $1,686 and $1,576 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $2,556 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 27 months.

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreement was reached. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees and thereafter sought declaratory relief to confirm the Company’s rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 17). On August 15, 2015, the parties reached a settlement in principle of that dispute, which must be approved by the Court. Until final approval is obtained, the outcome of the pending litigation cannot be determined. The Company’s recorded postretirement benefit plan obligation assumes for accounting purposes a continuation of those monthly payments after November 30, 2012 (as was permitted under the settlement). However, the Company’s postretirement benefit plan obligation could significantly increase or decrease as a result of the litigation depending upon whether the parties’ preliminary settlement agreement is approved by the Pennsylvania court (see Note 17).

Generally, contributions to the plans are not less than the minimum amounts required under ERISA and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pension Benefits
Interest cost	$580	$661	$1,740	$1,983
Expected return on plan assets	(761)	(905)	(2,283)	(2,715)
Amortization of unrecognized net loss	110	53	330	159

	$(71)	$(191)	$(213)	$(573)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Postretirement Benefit Plan
Service cost	$17	$16	$51	$48
Interest cost	743	750	2,229	2,250
Amortization of prior service cost	10	60	31	180
Amortization of unrecognized net loss	162	92	486	278

	$932	$918	$2,797	$2,756

The Company made contributions to the Company’s defined benefit pension plans of $0 and $108 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $217 for the nine months ended September 30, 2015 and 2014, respectively. The Company expects to make no contributions to its pension plans in 2015.

The Company made contributions to the Company’s postretirement benefit plan of $99 and $107 for the three months ended September 30, 2015 and 2014, respectively, and $294 and $323 for the nine months ended September 30, 2015 and 2014, respectively. The Company expects to make $409 in contributions (including contributions already made) to its postretirement benefit plan in 2015 for salaried retirees. However, because the Company’s postretirement benefit plan obligation is currently subject to litigation, the postretirement benefit contributions for hourly retirees, if any, are unknown at this time.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $836 and $443 for the three months ended September 30, 2015 and 2014, respectively, and $2,199 and $1,142 for the nine months ended September 30, 2015 and 2014, respectively.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, the Company filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied the Company’s motion to dismiss and, on January 16, 2014, the Illinois Court transferred the Company’s case to the Pennsylvania Court. On January 31, 2014, the Company filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. On March 30, 2015, the Pennsylvania Court issued an order denying both parties’ summary judgment motions. A trial was scheduled to commence on August 25, 2015 in the Pennsylvania Court but was postponed pending settlement discussions between the parties. On August 20, 2015, the Company reached a preliminary settlement agreement with the USW and the other plaintiffs and, on September 21, 2015, the class representatives, the USW and the Company filed a Joint Motion for Preliminary Approval of Class Action Settlement with the Pennsylvania Court. Pursuant to the proposed settlement agreement, the parties agreed that (1) USW will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the VEBA of $31,450, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in an amount approved by the Pennsylvania Court not to exceed $1,300 (and, if the amount approved by the Pennsylvania Court is less than $1,300, the Company will contribute an amount equal to the difference to the VEBA), (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the proposed Settlement Agreement. Settlement of the lawsuit requires preliminary approval by the Pennsylvania Court and notice of the proposed settlement to class members, followed by a fairness hearing in which the Pennsylvania Court determines whether the proposed settlement is fair, reasonable and adequate. Class members have the ability to object to the proposed settlement but not to opt out of the class. The Pennsylvania Court has granted preliminary approval to the proposed settlement and notice of the proposed settlement has been provided to class members. A fairness hearing on the proposed settlement has been scheduled for January 5, 2016. The ultimate outcome of the proceedings before the Pennsylvania Court cannot be determined at this time.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois. The complaints seek injunctive relief and an unspecified amount of damages. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 18 - Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2024. The leases generally contain specific renewal options at lease-end at the then fair market amounts.

Future minimum lease payments at September 30, 2015 are as follows:

Three months ending December 31, 2015	$2,592
Year ending December 31, 2016	10,154
Year ending December 31, 2017	9,817
Year ending December 31, 2018	9,865
Year ending December 31, 2019	9,926
Thereafter	28,810

$71,164

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the three months ended September 30, 2015 and 2014, was approximately $2,606 and $2,331, respectively. Total rental expense for the nine months ended September 30, 2015 and 2014, was approximately $7,807 and $7,000, respectively.

The Company is party to non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At September 30, 2015, the Company had purchase commitments under these agreements as follows:

Three months ending December 31, 2015	$974
Year ending December 31, 2016	8,389
Year ending December 31, 2017	8,389
Year ending December 31, 2018	—
Year ending December 31, 2019	—
Thereafter	—

$17,752

Note 19 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	12,241,211	12,007,970	12,153,313	11,999,150
Dilutive effect of employee stock options and nonvested share awards	215	100,427	54,119	89,578

Weighted average diluted common shares outstanding	12,241,426	12,108,397	12,207,432	12,088,728

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2015 and 2014, 637,022 and 366,964 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2015 and 2014, 465,636 and 441,098 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Income Taxes

The Company’s income tax provision was $8,047 for the three months ended September 30, 2015 compared to $4,608 for the three months ended September 30, 2014. The Company’s effective tax rate for the three months ended September 30, 2015 was 35.2% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a blended state tax rate of 3.4%, the (2.1)% estimated impact of the domestic manufacturing deduction and the (1.1)% impact of state income tax credits. The Company’s effective tax rate for the three months ended September 30, 2014 was 41.7% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate and the 1.1% impact of other differences, which were partially offset by the (1.9)% impact of changes in the valuation allowance.

The Company’s income tax provision was $10,457 for the nine months ended September 30, 2015 compared to $252 for the nine months ended September 30, 2014. The Company’s effective tax rate for the nine months ended September 30, 2015 was 34.2% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (2.3)% estimated impact of the domestic manufacturing deduction, the (1.8)% impact of state income tax credits and a blended state tax rate of 3.3%. The Company’s effective tax rate for the nine months ended September 30, 2014 was 18.8% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (29.1)% impact of changes in the valuation allowance, which was partially offset by a 6.8% blended state tax rate, the 5.4% impact of changes in uncertain tax positions and 0.7% for the effect of other differences.

Note 21 – Sale of Repair and Maintenance Services Business

On September 30, 2015, the Company sold its railcar repair and maintenance services business for an aggregate purchase price of $20,000. The sale included assets of FCRS, which operated the Company’s railcar repair and maintenance services business, and FCSL, which owned a short-line railway. The net book value of assets that were sold was $14,283, which included accounts receivable of $2,776, inventory of $2,537, property plant and equipment of $7,740 and intangible assets of $1,230. Through September 30, 2015, FCRS and FCSL were included in the Company’s Services segment. The sale will allow the Company to increase its focus on its railcar manufacturing, parts and leasing business as the Company continues to broaden its product portfolio through the introduction of new railcar types and implements operational improvements, enhancing productivity through training, technology and automation. The asset purchase agreement relating to the sale (the “Asset Purchase Agreement”) contains customary representations, warranties, covenants and indemnities. On September 30, 2015, $1,960 of the aggregate purchase price was placed into escrow (which is recorded as a long-term receivable) in order to secure the indemnification obligations of FCRS and FCSL under the Asset Purchase Agreement and $451 was used to settle certain liabilities of FCRS and FCSL, resulting in cash proceeds to the Company of $17,589. Twenty-five percent (25%) of the escrow amount, reduced by the amount of any pending claims, will be released to FCRS on each of the dates that are 18 months and three years after the closing date of the transaction and the remaining amount, reduced by the amount of any pending claims, will be released to FCRS on the fifth anniversary of the closing date of the transaction. As a result of the sale, the Company recorded a pre-tax gain of $4,578.

In December 2013, the Company closed its underperforming maintenance and repair shop in Clinton, Indiana, reduced the carrying values of repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1,741. Sale of the repair shop assets to a strategic buyer in September 2014 resulted in a pre-tax gain of $1,078.

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

We believe we are the leading manufacturer of aluminum-bodied railcars and coal cars in North America, based on the number of railcars delivered. Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. During the fourth quarter of 2014, we announced a $10 million expansion at our Shoals facility to add additional production capacity to meet demand for our new types of railcars. The new production capacity became operational in the second quarter of 2015. During the first nine months of 2015, we added approximately 375 employees to support increased production levels at our Shoals facility.

Additionally, we refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We also lease freight cars through our JAIX Leasing Company subsidiary. As of September 30, 2015, the value of leased railcars, consisting of railcars available for lease, was $16.1 million. Our primary customers are railroads, financial institutions and shippers.

Between November 2010, when we acquired the business assets of DTE Rail Services, Inc., and September 2015, we provided railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. On September 30, 2015, we sold our railcar repair and maintenance services business. The sale will allow us to increase our focus on our railcar manufacturing, parts and leasing business as we continue to broaden our product portfolio through the introduction of new railcar types and implement operational improvements, enhancing productivity through training, technology and automation. FCRS had repair and maintenance facilities in Grand Island, Nebraska and Hastings, Nebraska and serviced freight cars and unit coal trains utilizing key rail corridors in the Western regions of the United States.

We have two reportable segments, Manufacturing and Services. Our Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. Through September 30, 2015, our Services segment included railcar repair and maintenance and parts sales. Corporate includes administrative activities and all other non-operating activities.

Total orders for railcars in the third quarter of 2015 were 1,008 units compared to 7,375 units ordered in the third quarter of 2014. All of the orders for the third quarter of 2015 were for new railcars while orders for the third quarter of 2014 consisted of 5,165 new railcars and 2,210 rebuilt railcars. Railcar deliveries totaled 2,846 units, consisting of 2,076 new railcars and 770 rebuilt railcars, in the third quarter of 2015 compared to 2,354 units, consisting of 1,554 new railcars and 800 rebuilt railcars, in the third quarter of 2014. Total backlog of unfilled orders was 12,237 units, consisting of 11,565 new railcars and 672 rebuilt railcars, at September 30, 2015, compared to 14,791 units, consisting of 12,191 new railcars and 2,600 rebuilt railcars, at December 31, 2014. The estimated sales value of the backlog was $1,117 million and $1,269 million, respectively, as of September 30, 2015 and December 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Revenues

Our consolidated revenues for the three months ended September 30, 2015 were $241.1 million compared to $190.3 million for the three months ended September 30, 2014. Manufacturing segment revenues for the three months ended September 30, 2015 were $233.3 million compared to $181.5 million for the three months ended September 30, 2014. The increase in Manufacturing segment revenues for the 2015 period compared to the 2014 period reflects the increase in the number of railcars delivered and changes in product mix. Services segment revenues for the three months ended September 30, 2015 were $7.8 million compared to $8.8 million for the three months ended September 30, 2014. The decrease in Services segment revenues for the 2015 period compared to the 2014 period reflects lower parts sales revenue, which was partially offset by higher repair volumes.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2015 was $29.1 million compared to $18.8 million for the three months ended September 30, 2014. The increase reflects increases in gross profit from our Manufacturing segment of $10.1 million and from our Services segment of $0.3 million, which were partially offset by increases in Corporate costs of $0.2 million. The increase in gross profit for our Manufacturing segment reflects the increase in deliveries, a favorable product mix and improvement in production efficiencies. The increase in gross profit for our Services segment for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 reflects higher repair volumes and changes in the mix of repair work and parts sales, which were partially offset by lower parts sales volumes. Our consolidated gross profit margin was 12.1% for the three months ended September 30, 2015 compared to 9.9% for the three months ended September 30, 2014.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2015 were $10.7 million compared to $9.2 million for the three months ended September 30, 2014. Selling, general and administrative expenses for the three months ended September 30, 2015 included increases in third-party sales commissions, salaries and wages, incentive compensation and legal costs. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2015 were $2.9 million compared to $3.0 million for the three months ended September 30, 2014. Services segment selling, general and administrative expenses were $0.9 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014. Corporate selling, general and administrative expenses for the three months ended September 30, 2015 were $6.9 million compared to $5.4 million for the three months ended September 30, 2014, reflecting increases in incentive compensation and legal costs.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended September 30, 2014 was $0.6 million and primarily represented the gain on sale of leased railcars with a net book value of $5.2 million.

Gain on Sale of Railcar Repair and Maintenance Services Business and Facility

On September 30, 2015, we sold our railcar repair and maintenance services business for an aggregate purchase price of $20.0 million. The sale included assets of FCRS, which operated our railcar repair and maintenance services business, and FCSL, which owned a short-line railway. On September 30, 2015, $2.0 million of the aggregate purchase price was placed into escrow in order to secure the indemnification obligations of FCRS and FCSL under the Asset Purchase Agreement and $0.4 million was used to pay certain liabilities of FCRS and FCSL, resulting in cash proceeds to us of $17.6 million. As a result of the sale, we recorded a pre-tax gain of $4.6 million for the three months ended September 30, 2015.

In December 2013, we closed our underperforming maintenance and repair shop in Clinton, Indiana, reduced the carrying values of repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1.7 million. As a result of the sale of the repair shop assets to a strategic buyer in September 2014, we recorded a pre-tax gain of $1.1 million for the three months ended September 30, 2014.

Operating Income

Our consolidated operating income for the three months ended September 30, 2015 was $22.9 million compared to $11.3 million for the three months ended September 30, 2014. Operating income for the Manufacturing segment was $25.8 million for the three months ended September 30, 2015 compared to $16.2 million for the three months ended September 30, 2014, reflecting the increase in deliveries, a favorable product mix and improvement in production efficiencies. Services segment operating income was $5.2 million for the three months ended September 30, 2015 compared to $1.6 million for the three months ended September 30, 2014. The increase in Services segment operating income reflects the $4.6 million gain on sale of our railcar repair and maintenance services business during 2015 and the $1.1 million gain on sale of our underperforming maintenance and repair shop during 2014. Corporate costs were $8.1 million for the three months ended September 30, 2015 compared to $6.5 million for the three months ended September 30, 2014, reflecting increases in incentive compensation and legal costs.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.1 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

Our income tax provision was $8.0 million for the three months ended September 30, 2015 compared to $4.6 million for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was 35.2% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a blended state tax rate of 3.4%, the (2.1)% estimated impact of the domestic manufacturing deduction and the (1.1)% impact of state income tax credits. Our effective tax rate for the three months ended September 30, 2014 was 41.7% and was higher than the statutory U.S. federal income tax rate of 35% primarily due to a 7.5% blended state tax rate and the 1.1% impact of other differences, which were partially offset by the (1.9)% impact of changes in the valuation allowance.

Net Income

As a result of the foregoing, our net income was $14.8 million for the three months ended September 30, 2015 compared to $6.4 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, our basic and diluted net income per share were $1.20 on basic and diluted shares outstanding of 12,241,211 and 12,241,426, respectively. For the three months ended September 30, 2014, our basic and diluted net income per share was $0.53 on basic and diluted shares outstanding of 12,007,970 and 12,108,397, respectively.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Revenues

Our consolidated revenues for the nine months ended September 30, 2015 were $569.6 million compared to $386.1 million for the nine months ended September 30, 2014. Manufacturing segment revenues for the nine months ended September 30, 2015 were $545.4 million compared to $358.2 million for the nine months ended September 30, 2014. The increase in Manufacturing segment revenues for the 2015 period compared to the 2014 period reflects the increase in the number of railcars delivered and changes in the product mix of new railcars. Our Manufacturing segment delivered 6,516 units, consisting of 4,588 new railcars and 1,928 rebuilt railcars, for the nine months ended September 30, 2015, compared to 4,742 units, consisting of 2,677 new railcars, 1,990 rebuilt railcars and 75 leased railcars, for the nine months ended September 30, 2014. Services segment revenues for the nine months ended September 30, 2015 were $24.1 million compared to $27.8 million for the nine months ended September 30, 2014. The decrease in Services segment revenues for the 2015 period compared to the 2014 period reflects lower parts sales revenue, which was partially offset by higher repair volumes.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2015 was $55.4 million compared to $26.7 million for the nine months ended September 30, 2014. The increase reflects increases in gross profit from our Manufacturing segment of $27.1 million and from our Services segment of $2.3 million, which were partially offset by increases in Corporate costs of $0.7 million. The increase in gross profit for our Manufacturing segment for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflects the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Gross profit for our Manufacturing segment for the nine months ended September 30, 2015 included approximately $2.3 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment gross profit for the nine months ended September 30, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $5.5 million. Manufacturing segment gross profit for the nine months ended September 30, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim. The increase in gross profit for our Services segment for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflects higher repair volumes, which were partially offset by lower parts sales. Our consolidated gross profit margin was 9.7% for the nine months ended September 30, 2015 compared to 6.9% for the nine months ended September 30, 2014 as a result of the items noted above.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2015 were $30.5 million compared to $26.3 million for the nine months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 included increases in third-party sales commissions, salaries and wages, incentive compensation, legal costs and computer and data processing expenses. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2015 were $9.4 million compared to $8.1 million for the nine months ended September 30, 2014 primarily due to higher third-party sales commissions and salaries and wages. Services segment selling, general and administrative expenses were $2.6 million for the nine months ended September 30, 2015 compared to $2.4 million for the nine months ended September 30, 2014. Corporate selling, general and administrative expenses for the nine months ended September 30, 2015 were $18.5 million compared to $15.8 million for the nine months ended September 30, 2014, reflecting increases in salaries and wages, incentive compensation, legal costs and computer and data processing expenses.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the nine months ended September 30, 2015 was $1.2 million and represented the gain on sale of leased railcars with a net book value of $6.4 million. Gain on sale of railcars available for lease for the nine months ended September 30, 2014 was $0.7 million and primarily represented the gain on sale of leased railcars with a net book value of $5.2 million.

Gain on Sale of Railcar Repair and Maintenance Services Business and Facility

On September 30, 2015, we sold our railcar repair and maintenance services business for an aggregate purchase price of $20.0 million. The sale included assets of FCRS, which operated our railcar repair and maintenance services business, and FCSL, which owned a short-line railway. On September 30, 2015, $2.0 million of the aggregate purchase price was placed into escrow in order to secure the indemnification obligations of FCRS and FCSL under the Asset Purchase Agreement and $0.4 million was used to pay certain liabilities of FCRS and FCSL, resulting in cash proceeds to us of $17.6 million. As a result of the sale, we recorded a pre-tax gain of $4.6 million for the nine months ended September 30, 2015.

In December 2013, we closed our underperforming maintenance and repair shop in Clinton, Indiana, reduced the carrying values of repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1.7 million. As a result of the sale of the repair shop assets to a strategic buyer in September 2014, we recorded a pre-tax gain of $1.1 million for the nine months ended September 30, 2014.

Operating Income

Our consolidated operating income for the nine months ended September 30, 2015 was $30.7 million compared to $2.2 million for the nine months ended September 30, 2014. Operating income for the Manufacturing segment was $44.9 million for the nine months ended September 30, 2015 compared to $18.6 million for the nine months ended September 30, 2014, reflecting the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Manufacturing segment operating income for the nine months ended September 30, 2015 included approximately $2.3 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment operating income for the nine months ended September 30, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $5.5 million. Manufacturing segment operating income for the nine months ended September 30, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim. Services segment operating income was $7.9 million for the nine months ended September 30, 2015 compared to $2.3 million for the nine months ended September 30, 2014. The increase in Services segment operating income reflects the $4.6 million gain on sale of our railcar repair and maintenance services business during 2015 and the $1.1 million gain on sale of our underperforming maintenance and repair shop during 2014. Corporate costs were $22.1 million for the nine months ended September 30, 2015 compared to $18.7 million for the nine months ended September 30, 2014, reflecting increases in salaries and wages, incentive compensation, legal costs and computer and data processing expenses.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.2 million for the nine months ended September 30, 2015 compared to $0.9 million for the nine months ended September 30, 2014. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for the 2014 period included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

Our income tax provision was $10.5 million for the nine months ended September 30, 2015 compared to $0.3 million for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 34.2% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (2.3)% estimated impact of the domestic manufacturing deduction, the (1.8)% impact of state income tax credits and a blended state tax rate of 3.3%. Our effective tax rate for the nine months ended September 30, 2014 was 18.8% and was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (29.1)% impact of changes in the valuation allowance, which was partially offset by a 6.8% blended state tax rate, the 5.4% impact of changes in uncertain tax positions and 0.7% for the effect of other differences.

Net Income

As a result of the foregoing, our net income was $20.2 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our basic and diluted net income per share was $1.65 and $1.64, respectively, on basic and diluted shares outstanding of 12,153,313 and 12,207,432, respectively. For the nine months ended September 30, 2014, our basic and diluted net income per share was $0.09 on basic and diluted shares outstanding of 11,999,150 and 12,088,728, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2015 and 2014, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among us and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2015, we had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of September 30, 2015, we had $6.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2014, we had $6.0 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.0 million available for borrowing under the Revolving Credit Facility. As of December 31, 2014, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $6.9 million as of September 30, 2015 and $6.0 million as of December 31, 2014, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The increase in restricted cash and restricted certificates of deposit balance as of September 30, 2015 compared to December 31, 2014 was a result of increases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of September 30, 2015 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of September 30, 2015, the value of leased railcars, consisting of railcars available for lease, was $16.1 million. We continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

Our long-term liquidity needs also depend to a significant extent on our obligations related to our pension and welfare benefit plans. We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2014, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $58.0 million and $73.9 million, respectively, which exceeded the fair value of plan assets by $7.2 million and $73.9 million, respectively. We made no contributions to our defined benefit pension plans during the nine months ended September 30, 2015. As disclosed in Note 16 to the condensed consolidated financial statements, we expect to make no contributions to our defined benefit pension plans in 2015. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities, interest rates and mortality estimates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

We made contributions to our postretirement benefit plan of $0.3 million for the nine months ended September 30, 2015 for salaried retirees. We expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2015 for salaried retirees. However, because our postretirement benefit plan obligation is currently subject to litigation the postretirement benefit payments for hourly retirees, if any, are unknown at this time. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”), required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreements were reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and are seeking declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 17 to the condensed consolidated financial statements). On August 20, 2015, we reached a preliminary settlement agreement with the United Steel Workers International Union and other plaintiffs in connection with the pending litigation and, on September 21, 2015, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement with the Pennsylvania Court. Under the terms of the preliminary settlement agreement, we will make a one-time cash payment of $32.8 million in exchange for full and final resolution of the matter. The court gave preliminary approval to the settlement on September 28, 2015 and a final fairness hearing is scheduled for January 5, 2016. Since the settlement will not be effective until full and final class action approval has been granted by the court, the ultimate outcome of this matter cannot be determined at this time. We anticipate funding pension plan contributions, postretirement benefit plan payments and payment of the $32.8 million settlement amount, following receipt of final court approval, with cash from operations and available cash.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$71,164	$10,223	$19,738	$19,894	$21,309
Material and component purchases	17,752	7,266	10,486	—	—

Total	$88,916	$17,489	$30,224	$19,894	$21,309

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $4.2 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2015 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above. The above table also excludes the $32.8 million one-time cash payment related to the 2015 preliminary settlement agreement described above, since final court approval of the settlement has not yet been received.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(61,013)	$(108,341)
Investing activities	41,941	(7,424)
Financing activities	537	(3,287)

Total	$(18,535)	$(119,052)

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

Our net cash used in operating activities for the nine months ended September 30, 2015 was $61.0 million compared to $108.3 million for the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 was driven primarily by an increase in working capital, including a $63.5 million increase in inventory. The increase in inventory for the nine months ended September 30, 2015 included increases to support higher production levels and $2.8 million in finished railcars that were not yet delivered to customers. Net cash used in operating activities for the nine months ended September 30, 2015 also reflects a decrease in customer deposits of $33.3 million, reflecting the delivery of railcars during 2015 for which advance payments were received from customers during the fourth quarter of 2014. Net cash used in operating activities for the nine months ended September 30, 2014 was driven primarily by an increase in working capital, including a $46.2 million increase in inventory and inventory on lease, a $29.5 million increase in accounts receivable and a $91.1 million decrease in customer deposits, partially offset by a $47.9 million increase in accounts and contractual payables. Changes in inventory and accounts and contractual payables primarily represents purchases of materials to support increased production levels, while the reduction in customer deposits reflects the delivery of railcars during 2014 for which a prepayment was received from the customer during the fourth quarter of 2013. The increase in accounts receivable for the nine months ended September 30, 2014 reflects increased deliveries under customary payment terms.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2015 was $41.9 million compared to net cash used in investing activities for the nine months ended September 30, 2014 of $7.4 million. Net cash provided by investing activities for the nine months ended September 30, 2015 included proceeds from maturity of securities (net of purchases) of $18.0 million, proceeds from the sale of our railcar repair and maintenance services business and facility of $17.6 million, state and local incentives received of $15.7 million and proceeds from sale of railcars available for lease of $7.6 million, which were partially offset by purchases of property, plant and equipment of $16.2 million (primarily capital investments for our Shoals facility) and purchases of restricted certificates of deposit of $0.9 million (net of maturities). Net cash used in investing activities for the nine months ended September 30, 2014 included purchases of securities held to maturity of $9.0 million (net of proceeds from redemptions) and purchases of property, plant and equipment of $8.2 million (primarily purchases of equipment for our Shoals facility), which were partially offset by proceeds from the sale of our closed railcar maintenance and repair facility of $2.1 million and proceeds from the sale of railcars available for lease of $5.9 million. Net cash used in operating activities for the nine months ended September 30, 2014 also included restricted cash withdrawals (net of deposits) of $1.8 million related to decreases in collateralization obligations with respect to letters of credit for performance guarantees.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $0.5 million compared to net cash used in financing activities for the nine months ended September 30, 2014 of $3.3 million. Net cash provided by financing activities for the nine months ended September 30, 2015 included proceeds from exercise of employee stock options of $4.9 million, which were partially offset by cash dividends paid to our stockholders of $3.3 million. Net cash used in financing activities for the nine months ended September 30, 2014 primarily included cash dividends paid to our stockholders of $2.2 million and repayment of a customer advance of $1.0 million.

Capital Expenditures

Our capital expenditures were $16.2 million in the nine months ended September 30, 2015 compared to $8.2 million in the nine months ended September 30, 2014. Capital expenditures were primarily capital investments for our Shoals facility, which continued to ramp up production during 2014 and 2015. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $18 million for 2015 (including amounts already paid). With the additional capital investment to add the new production capacity in our Shoals facility to meet demand for our new types of railcars, our total investment in the Shoals facility will be approximately $33 million. The new production capacity became operational early in the second quarter of 2015.

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

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2015, we had $6.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million available for borrowing under the Revolving Credit Facility.

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

On July 26, 2013, the Pennsylvania Plaintiffs filed with the Illinois Court a Motion to Dismiss Pursuant to Fed. R. Civ. P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a), as well as a Motion to Stay and/or Prevent Plaintiff from Obtaining Defaults against the Retiree Defendants. On August 5, 2013, we filed with the Pennsylvania Court a Motion to Dismiss Pursuant to Fed. R. Civ P. 12(b) or in the Alternative, to Transfer Pursuant to 28 U.S.C. 1404(a). On January 14, 2014, the Pennsylvania Court denied our motion to dismiss and, on January 16, 2014, the Illinois Court transferred our case to the Pennsylvania Court. On January 31, 2014, we filed a motion to consolidate both cases before the Pennsylvania Court. On April 3, 2014, the Pennsylvania Court entered an order (the “Initial Procedural Order”) that, among other things, consolidated both cases before the Pennsylvania Court, certified a class for purposes of the consolidated actions, established discovery parameters and deadlines, and established a briefing schedule applicable to the parties’ cross motions for summary judgment as to liability only. On July 17, 2014, the parties filed with the Pennsylvania Court their respective motions for summary judgment as to liability. On March 30, 2015, the Pennsylvania Court issued an order denying both parties’ summary judgment motions. A trial was scheduled to commence on August 25, 2015 in the Pennsylvania Court but was postponed pending settlement discussions between the parties. On August 20, 2015, the Company reached a preliminary settlement agreement with the USW and the other plaintiffs and, on September 21, 2015, the class representatives, the USW and the Company filed a Joint Motion for Preliminary Approval of Class Action Settlement with the Pennsylvania Court. Pursuant to the proposed settlement agreement the parties agreed that, (1) USW will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the

VEBA of $31,450,000, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in an amount approved by the Pennsylvania Court not to exceed $1,300,000 (and, if the amount approved by the Pennsylvania Court is less than $1,300,000, the Company will contribute an amount equal to the difference to the VEBA), (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250,000, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the proposed Settlement Agreement. Settlement of the lawsuit requires preliminary approval by the Pennsylvania Court and notice of the proposed settlement to class members, followed by a fairness hearing in which the Pennsylvania Court determines whether the proposed settlement is fair, reasonable and adequate. Class members have the ability to object to the proposed settlement but not to opt out of the class. The Pennsylvania Court has granted preliminary approval to the proposed settlement and notice of the proposed settlement has been provided to class members. A fairness hearing on the proposed settlement has been scheduled for January 5, 2016. The ultimate outcome of the proceedings before the Pennsylvania Court cannot be determined at this time.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited filed Complaints for Patent Infringement against us in the United States District Court for the Northern District of Illinois. The complaints seek injunctive relief and an unspecified amount of damages. We believe that the complaints are without merit and intend to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2014 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: November 3, 2015	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHARLES F. AVERY, JR.
Charles F. Avery, Jr., Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document