Form 10-K
period 2015-12-31
FreightCar America, Inc.
filed 2016-03-04
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was $250.2 million, based on the closing price of $20.88 per share on the Nasdaq Global Market.

As of February 19, 2016, there were 12,344,544 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2015.	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1.	Business.

OVERVIEW

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including open top hoppers, covered hoppers, and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types. We believe we are the leading manufacturer of aluminum-bodied railcars including coal cars in North America, based on the number of railcars delivered.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, we believe the Shoals facility will allow us to produce a broader variety of railcars in a cost-effective and efficient manner. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and production continued to ramp up during 2014 and 2015. Our Danville facility resumed production in June 2014 after being idled for 14 months. Given the challenged coal market and the completion of our recent rebuild program, operations at our Danville facility will be significantly curtailed in 2016.

We also lease freight cars through our JAIX Leasing Company subsidiary. We offer railcar leasing and refurbishment alternatives to our customers, an approach designed to enhance our position as a full service provider to the railcar industry. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future.

We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Through September 30, 2015, FreightCar Rail Services, LLC (“FCRS”) provided railcar repair and maintenance and inspections for all types of freight railcars. FCRS had repair and maintenance and inspection facilities in Grand Island, Nebraska and Hastings, Nebraska and serviced freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. On September 30, 2015, the Company sold its railcar repair and maintenance services business. The sale allows the Company to increase its focus on its railcar manufacturing, parts and leasing business as the Company continues to broaden its product portfolio through the introduction of new railcar types and implements operational improvements, enhancing productivity through training, technology and automation. During the fourth quarter of 2013 we decided to close our underperforming maintenance and repair shop in Clinton, Indiana and during the third quarter of 2014, those repair shop assets were sold to a strategic buyer.

Our primary customers are railroads, shippers and financial institutions, which represented 69%, 17% and 15%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2015. In the year ended December 31, 2015, we delivered 8,980 railcars, including 3,395 coal cars, which compared to 7,102 railcars, including 4,038 coal cars, delivered in the year ended December 31, 2014. Our deliveries for the year ended December 31, 2015 included 2,600 rebuilt railcars compared to 3,090 rebuilt railcars delivered in 2014. Our total backlog of firm orders for railcars decreased from 14,791 railcars as of December 31, 2014 to 9,840 railcars as of December 31, 2015. Our backlog as of December 31, 2015 includes a variety of railcar types almost all of which were orders for non-coal cars. The estimated sales value of our backlog is $926 million as of December 31, 2015. As of December 31, 2014, 77% of our backlog consisted of orders for non-coal cars. Our backlog as of December 31, 2015 included no rebuilt railcars compared to 2,600 rebuilt railcars in our backlog as of December 31, 2014.

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

OUR PRODUCTS AND SERVICES

We design and manufacture a broad variety of freight cars including covered hoppers, open top hoppers, gondolas, intermodal and non-intermodal flat cars that transport numerous types of dry bulk and containerized freight products.

In the last five years, we have added 31 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; coil gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab, ribbon rail and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years. We refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Through September 30, 2015, we also provided general railcar repair and maintenance and inspections for all types of freight-carrying railcars. Many of our railcars are produced using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity, but weighs significantly less than traditional multiple-piece center sills. In addition to railcars designed for use in North America, we have manufactured railcars for export to Latin America and the Middle East. Railroads outside of North America are constructed with a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter our manufacturing specifications accordingly.

Any of the railcar types listed below may be further developed to meet the characteristics of the materials being transported and customer specifications.

•	Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood and BethGon coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life. Our coal car product offerings include aluminum-bodied flat-bottom gondola railcars and steel or stainless steel-bodied triple hopper railcars for coal, metallurgical coke and petroleum coke service.

•	VersaFlood Series. Our VersaFlood™ series open-top hopper railcars include steel, stainless steel or hybrid steel and aluminum-bodied designs equipped with three-pocket (transverse gate) or two-pocket (longitudinal gate) discharge door systems with manual, independent or fully automatic door operation. The VersaFlood™ product series offers versatile design options for transportation of aggregates, sand or minerals.

•	Covered Hopper Cars. Our covered hopper railcar product offerings encompass a wide range of cubic foot (cf) capacity designs for shipping dry bulk commodities of varying densities including: 3,282 cf covered hopper cars for cement, sand and roofing granules; 4,300 cf covered hopper cars for potash or similar commodities; 5,200 cf and 5,400 cf covered hopper cars for grain and other agricultural products; and 6,250 cf covered hopper cars for plastic pellets.

•	Dynastack Series. Our intermodal doublestack railcar product offerings include a stand-alone 40 foot well car, the DynaStack® articulated, 5-unit, 40 foot and the DynaStack® 3-unit, 53 foot well cars for transportation of international and domestic containers.

•	Boxcars. Our high capacity boxcar railcar product offering, featuring an inside length of 60’9”, capacity of 7,550 cf, double plug doors, galvanized steel roof panels and nailable steel floors, primarily designed for transporting paper products, paper rolls, lumber and wood products and foodstuffs.

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

Other Railcar Types. Our portfolio of railcar types also includes 52’ and 66’ mill gondola railcars used to transport steel products and scrap; slab, hot slab and coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively; non-intermodal flat railcars and bulkhead flat railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), wood and forest products and other bulk industrial products; woodchip hopper and gondola railcars designed to haul woodchips and municipal waste or other low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry ballast, iron ore, taconite pellets and other bulk commodities; the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; and the articulated bulk container railcar designed to carry dense bulk products such as waste products in 20 foot containers.

MANUFACTURING

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our facilities are each certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013 and provides a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars. During the fourth quarter of 2014, we announced a $10 million expansion at our Shoals facility to add additional production capacity to meet demand for our new types of railcars. The new production capacity became operational in the second quarter of 2015. During 2015, we added approximately 360 employees to support increased production levels at our Shoals facility. Our Danville facility resumed production in June 2014 after being idled for 14 months. We will continue to adjust salaried and hourly labor personnel levels at all of our facilities to coincide with production requirements.

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

In 2015, revenue from three customers, Norfolk Southern Railway Company, CSX Transportation Inc. and CitiCorp Railmark, Inc, accounted for approximately 22%, 19% and 10%, respectively, of total revenue. In 2015, sales to our top five customers accounted for approximately 64% of total revenue. In 2014, revenue from three customers, CSX Transportation Inc., SMBC Rail Services and Progress Rail Services Corporation, accounted for approximately 36%, 20% and 13%, respectively, of total revenue. In 2014, sales to our top five customers accounted for approximately 86% of total revenue. Our railcar sales to customers outside the United States were $62.6 million and $18.3 million in 2015 and 2014, respectively. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

BACKLOG

We define backlog as the value of those products or services which our customers have committed in writing to purchase from us or lease from us when built, but which have not yet been recognized as sales. Our contracts may include cancellation clauses under which customers are required, upon cancellation of the contract, to reimburse us for costs incurred in reliance on an order and in some cases, to compensate us for lost profits. However, customer orders may be subject to customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into sales.

The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, for the periods shown.

	Year Ended December 31,
	2015	2014	2013
Railcar backlog at start of period	14,791	6,826	2,881
Railcars delivered	(8,980)	(7,102)	(3,821)

Railcar orders	4,029	15,067	7,766

Railcar backlog at end of period (1)	9,840	14,791	6,826

Estimated revenue from backlog at end of period (in thousands) (2)	$925,977	$1,268,907	$492,018

(1)	Railcar backlog includes 0, 2,600 and 3,680 rebuilt railcars as of December 31, 2015, 2014 and 2013, respectively.
(2)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the particular period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Sapa Extrusions and Constellium N.V. (formerly Alcan Inc.). Aluminum prices generally are fixed at the time a railcar order is accepted, mitigating the effect of future fluctuations in prices. Our primary stainless steel supplier is Crompion International, L.L.C. and our primary carbon steel suppliers are International Truck and Engine Investments Corporation, an affiliate of Navistar, Inc., O’Neal Steel Inc. and Roll Form Group.

Our primary component suppliers include Amsted Industries, Inc., which supplies us with truck components, brake components, couplers and bearings, and Summit Railroad Products, Inc., which supplies us with axles and wheels. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 77% and 88% of our new railcars produced in 2015 and 2014, respectively. A center sill is the primary structural component of a railcar. In addition, during 2013, we entered into an agreement with International Truck and Engine Investments Corporation, an affiliate of Navistar, Inc., pursuant to which it has contracted to supply us with various fabricated parts, components and subassemblies as well as providing truck and wheel and axle assembly services and blast and paint finishing services primarily for our Shoals facility. Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. No single supplier accounted for more than 16% and 17% of our total purchases in 2015 and 2014, respectively. Our top ten suppliers accounted for 58% and 65% of our total purchases in 2015 and 2014, respectively.

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

EMPLOYEES

As of December 31, 2015, we had 1,662 employees, of whom 233 were salaried and 1,429 were hourly wage earners, and approximately 381, or 23%, of our employees were members of unions. As of December 31, 2014, we had 1,381 employees, of whom 230 were salaried and 1,151 were hourly wage earners, and approximately 402, or 29%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

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

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales accounted for, in the aggregate, approximately 68% of our total sales for the five-year period. In 2015, sales to our top three customers accounted for approximately 22%, 19% and 10%, respectively, of our total sales. In 2014, sales to our top three customers accounted for approximately 36%, 20% and 13%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

The production of railcars and our operations require substantial amounts of steel and aluminum. The cost of steel, aluminum and all other materials (including scrap metal) used in the production of our railcars represents a significant majority of our direct manufacturing costs. Our business is subject to the risk of price increases and periodic delays in the delivery of aluminum, steel and other materials, all of which are beyond our control. Any fluctuations in the price or availability of aluminum or steel, or any other material used in the production of our railcars, may have a material adverse effect on our business, results of operations or financial condition. In addition, if any of our suppliers were unable to continue its business or were to seek bankruptcy relief, the availability or price of the materials we use could be adversely affected. Deliveries of our materials may also fluctuate depending on supply and demand for the material or governmental regulation relating to the material, including regulation relating to the importation of the material.

Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.

We rely upon third-party suppliers for various components for our railcars. In the future, suppliers of railcar components may be unable to meet the short-term or longer-term demand of our industry for certain railcar components. In the event that any of our suppliers of railcar components were to stop or reduce their production, go out of business, refuse to continue their business relationships with us, become subject to work stoppages or ration their supply of components, our business could be disrupted. During periods of high or rapidly increasing railcar demand, we have in the past experienced challenges sourcing certain railcar components to meet our production requirements. In addition, our ability to increase our railcar production to expand our business and/or meet any increase in demand, with new or additional manufacturing capabilities, depends on our ability to obtain an adequate supply of these railcar components. While we believe that we could secure alternative sources for these components, we may incur substantial delays and significant expense in doing so, the quality and reliability of these alternative sources may not be the same and our operating results may be significantly affected. In an effort to secure a supply of components, we have developed foreign sources that require deposits on some occasions. In the event of a material adverse business condition, such deposits may be forfeited. In addition, if one of our competitors entered into a preferred supply arrangement with, or was otherwise favored by, a particular supplier, we would be at a competitive disadvantage, which could negatively affect our operating results. Furthermore, alternative suppliers might charge significantly higher prices for railcar components than we currently pay. Such circumstances could have a material adverse impact on our customer relationships, financial condition and results of operations.

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

Business that we may acquire in the future may fail to perform to expectations or we may be unable to successfully integrate acquired business with our existing business.

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

As of December 31, 2015, we had a collective bargaining agreement with a union representing approximately 11% of our total active labor force that expires on March 31, 2017 and a collective bargaining agreement with a union representing approximately 12% of our total active labor force that expires on October 31, 2018. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the new railcars that we produced in 2015 and 2014, 77% and 88%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. An interruption in railcar production capabilities at these facilities, as a result of equipment failure or other factors, could reduce or prevent our production of railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.

The Company may be unable to renew its lease arrangements at its manufacturing facilities at commercially acceptable terms

Our manufacturing operations are located at facilities that are leased from third parties. As each lease expires, we may be unable to negotiate renewals on commercially acceptable terms. Failure to renew our leases at commercially acceptable terms could have a potential adverse impact on our operations.

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

Since our initial public offering in April 2005 until December 31, 2015, the trading price of our common stock ranged from a low of $12.82 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2015:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar assembly and component manufacturing	Cherokee, Alabama	712,608 square feet	Leased	December 31, 2021

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2016

Item 3.	Legal Proceedings.

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

On July 8, 2013, the Company filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the Northern District of Illinois, Eastern Division (the “Illinois Court”). The case named as defendants the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Services Workers International Union, AFL-CIO, CLC (the “USW”), as well as approximately 650 individual Retiree Defendants (as defined in the Complaint). On July 9, 2013, the USW and certain Retiree Defendants (collectively, the “Pennsylvania Plaintiffs”) filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. Both of the complaints related to the Company’s decision to terminate welfare benefits previously provided to the Retiree Defendants.

On August 20, 2015, the Company reached a settlement agreement with the USW and the other plaintiffs. Pursuant to the settlement agreement, the parties agreed that (1) USW will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the VEBA of $31.5 million, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in the amount of $1.3 million, (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250,000, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the settlement agreement. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016 certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. The Company expects to make the cash settlement payment on or after March 23, 2016.

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The Complaints assert five United States patents against certain aggregate gondola freight cars sold to Martin-Marietta and Progress Rail. The Complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the Complaints, alleging that eighteen offers to sell made by the Company also infringed NSC’s patents. The Company filed its Answer to NSC’s Amended Complaint on February 16, 2016, responding to NSC’s newly raised allegations, and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Prior to that time, there was no public market for our common stock. As of February 19, 2016, there were approximately 85 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2014, as reported on the Nasdaq Global Market.

	Common Stock Price		Dividend
	High	Low	Declared
2015
Fourth Quarter	$24.48	$16.93	$0.09
Third Quarter	$22.94	$16.99	$0.09
Second Quarter	$31.59	$20.88	$0.09
First Quarter	$31.78	$22.67	$0.09

2014
Fourth Quarter	$34.85	$24.12	$0.06
Third Quarter	$36.52	$21.58	$0.06
Second Quarter	$26.82	$23.10	$0.06
First Quarter	$26.45	$21.60	$0.06

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law. On February 8, 2016, our board of directors declared a cash dividend of $0.09 per share of our common stock, payable on February 26, 2016, to shareholders of record at the close of business on February 18, 2016.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2011 through December 31, 2015 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec. 31,	Jun 30,	Dec. 31,	Jun 30,	Dec. 31,	Jun 30,	Dec. 31,	Jun 30,	Dec. 31,	Jun 30,	Dec. 31,
	2010	2011	2011	2012	2012	2013	2013	2014	2014	2015	2015
FreightCar America, Inc.	100.00	87.56	72.39	79.78	78.36	59.74	94.16	89.02	93.92	75.05	70.40
NASDAQ Composite Index	100.00	105.00	99.17	112.35	116.48	132.12	163.21	173.30	187.27	198.32	200.31
DJ Transportation Index	100.00	107.07	100.01	104.63	107.49	125.91	151.97	169.55	190.08	169.34	158.83

Item 6.	Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2015 was derived from our audited consolidated financial statements and other operational information reported on Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except for share and per share data and railcar amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data
Revenues	$772,854	$598,518	$290,393	$677,449	$486,986
Gross profit	82,661	42,343	13,225	64,986	31,946
Selling, general and administrative expense	41,663	35,317	27,464	32,736	28,660
Gain on sale of railcars available for lease	(1,187)	(1,403)	(604)	(989)	(2,227)
Gain on sale of railcar repair and maintenance services business and facility	(4,578)	(1,078)	—	—	—
Restructuring and impairment charges	—	—	10,452	—	—
Net income (loss)(1)(2)(3)	$31,805	$5,904	$(19,295)	$19,095	$4,935

Weighted average common shares outstanding - basic	12,175,955	12,001,587	11,954,238	11,932,926	11,916,292
Weighted average common shares outstanding - diluted	12,217,755	12,103,520	11,954,238	11,969,337	11,962,196

Per share data:
Net income (loss) per common share - basic	$2.59	$0.49	$(1.61)	$1.60	$0.41
Net income (loss) per common share - diluted	$2.58	$0.49	$(1.61)	$1.60	$0.41
Dividends declared per common share	$0.36	$0.24	$0.24	$0.24	$—

Other financial and operating data:
Investment in property, plant and equipment and railcars on operating leases	$16,699	$11,802	$17,317	$9,088	$1,996
Railcars delivered	8,980	7,102	3,821	8,325	6,188
Railcar orders	4,029	15,067	7,766	2,903	12,437
Railcar backlog at period end	9,840	14,791	6,826	2,881	8,303
Estimated revenue from backlog at period end	$925,977	$1,268,907	$492,018	$197,597	$599,824

Balance sheet data (at period end):
Cash and cash equivalents	$83,068	$113,532	$145,506	$98,509	$101,870
Restricted cash and restricted certificates of deposit	6,896	6,015	7,780	14,700	1,815
Marketable securities	26,951	47,961	38,988	41,978	—
Total assets	406,904	385,252	417,719	388,565	345,463
Total debt, including capital leases	—	—	—	—	—
Total stockholders’ equity	235,111	198,695	202,535	211,331	197,334

(1)	For the year ended December 31, 2015, we recorded a gain on the sale of our railcar repair and maintenance services business of $4.6 million.
(2)	For the year ended December 31, 2014, we recorded a gain on the sale of our closed railcar repair and maintenance facility of $1.1 million.
(3)	For the year ended December 31, 2013, we recorded impairment charges to write down assets at our idled Danville manufacturing facility of $7.6 million, impairment charges to write down assets at our closed Clinton, Indiana maintenance and repair shop of $1.6 million, other charges related to the closure of our Clinton maintenance and repair shop of $303,000 and Corporate severance charges of $1.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including open top hoppers, covered hoppers, and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types. We believe we are the leading manufacturer of aluminum-bodied railcars including coal cars in North America, based on the number of railcars delivered.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville and Roanoke facilities will continue to support our coal car products, our Shoals facility allows us to produce a broader variety of railcars in a cost-effective and efficient manner. During the fourth quarter of 2014, we announced a $10 million expansion at our Shoals facility to add additional production capacity to meet demand for our new types of railcars. The new production capacity became operational in the second quarter of 2015. During 2015, we added approximately 360 employees to support increased production levels at our Shoals facility. Our Danville facility resumed production in June 2014 after being idled for 14 months. We will continue to adjust salaried and hourly labor personnel levels at all of our facilities to coincide with production requirements. Given the challenged coal market and the completion of our recent rebuild program, operations at our Danville facility will be significantly curtailed in 2016.

We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Between November 2010, when we acquired the business assets of DTE Rail Services, Inc., and September 2015 when we sold our repair and maintenance services business, we provided railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. The sale allows us to increase our focus on our railcar manufacturing, parts and leasing business as we continue to broaden our product portfolio through the introduction of new railcar types and implement operational improvements, enhancing productivity through training, technology and automation. FCRS had repair and maintenance facilities in Grand Island, Nebraska and Hastings, Nebraska and serviced freight cars and unit coal trains utilizing key rail corridors in the Midwest and Western regions of the United States. We also lease freight cars through our JAIX Leasing Company subsidiary. As of December 31, 2015, the value of leased railcars was $24.7 million.

Railcar deliveries totaled 8,980 units, consisting of 6,280 new railcars, 2,600 rebuilt railcars and 100 railcars leased, for the year ended December 31, 2015, compared to 7,102 units, consisting of 3,937 new railcars, 3,090 rebuilt railcars and 75 railcars leased, delivered in 2014. Our total backlog of firm orders for railcars decreased by 4,951 railcars, from 14,791 railcars as of December 31, 2014 to 9,840 railcars as of December 31, 2015. Our primary customers are railroads, shippers and financial institutions.

Through September 30, 2015, the Company’s operations comprised two reportable segments, Manufacturing and Services. As of October 1, 2015, the Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Parts operating segment is not expected to be of continuing significance for separate reporting and has been combined with corporate and other non-operating activities as Corporate and Other.

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

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Corporate and Other revenue sources include parts sales and, through September 30, 2015, revenues related to the maintenance and repair of railcars.

We generally manufacture railcars under firm orders from our customers. We recognize revenue, when (1) we complete the individual railcars, (2) the railcars are accepted by the customer following inspection, (3) the risk of any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. Deliveries include new and used cars sold, cars built and contracted under operating leases and rebuilt cars. We value used railcars received at their estimated fair market value. Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each item to be delivered and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting. The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of railcars may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the cost of steel and aluminum and the cost of railcar components, which have been impacted by the increase in industry demand. As we expanded, although we strove to reduce manufacturing costs at our manufacturing facilities, our cost of sales has been negatively impacted by production inefficiencies and idle capacity as we entered into new railcar markets and invested in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2015 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating income (loss)

Operating income (loss) represents revenues less cost of sales, gain on sale of railcars available for lease, gain on sale of railcar repair and maintenance services business, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Revenues

Our consolidated revenues for the year ended December 31, 2015 were $772.9 million compared to $598.5 million for the year ended December 31, 2014. Manufacturing segment revenues for the year ended December 31, 2015 were $745.7 million compared to $562.7 million for the year ended December 31, 2014. The increase in Manufacturing segment revenues reflects the increase in the number of railcars delivered, a higher mix of new versus rebuilt railcars and changes in the product mix of new railcars. Our Manufacturing segment delivered 8,980 units, consisting of 6,280 new railcars, 2,600 rebuilt railcars and 100 railcars leased, for the year ended December 31, 2015, compared to 7,102 units, consisting of 3,937 new railcars, 3,090 rebuilt railcars and 75 railcars leased, for the year ended December 31, 2014. Manufacturing segment revenues for the year ended December 31, 2014 included the sale of 274 leased railcars, of which 74 were delivered during 2014 and 200 were delivered in 2013. Corporate and Other revenues for the year ended December 31, 2015 were $27.1 million compared to $35.8 million for the year ended December 31, 2014. The decrease in Corporate and other revenues for 2015 compared to 2014 reflects the sale of FCRS on September 30, 2015.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2015 was $82.7 million compared to $42.3 million for the year ended December 31, 2014. The increase reflects increases in gross profit from our Manufacturing segment of $38.5 million and increases in gross profit from Corporate and other of $1.8 million. The increase in gross profit for our Manufacturing segment for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflects the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Gross profit for our Manufacturing segment for the year ended December 31, 2015 included approximately $2.3 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment gross profit for the year ended December 31, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $6.5 million. Manufacturing segment gross profit for the year ended December 31, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim. The increase in gross profit for Corporate and Other for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflects an increase in gross profit on parts sales and repair services. Our consolidated gross profit margin was 10.7% for the year ended December 31, 2015 compared to 7.1% for the year ended December 31, 2014 as a result of the items noted above.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2015 were $41.7 million compared to $35.3 million for the year ended December 31, 2014. Selling, general and administrative expenses for the year ended December 31, 2015 included increases in third-party sales commissions, salaries and wages, incentive compensation and legal costs. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2015 were $12.3 million compared to $11.0 million for the year ended December 31, 2014 primarily due to higher third-party sales commissions and salaries and wages. Corporate and Other selling, general and administrative expenses were $29.3 million for the year ended December 31, 2015 compared to $24.3 million for the year ended December 31, 2014. The increase in Corporate and Other selling, general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014, reflected increases in incentive compensation, salaries and wages and legal costs, which were partially offset by decreases in selling, general and administrative expenses due to the sale of FCRS.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2015 was $1.2 million and represented the gain on sale of leased railcars with a net book value of $6.4 million. Gain on sale of railcars available for lease for the year ended December 31, 2014 was $1.4 million and represented the gain on sale of leased railcars with a net book value of $12.2 million.

Gain on Sale of Railcar Repair and Maintenance Services Business and Facility

On September 30, 2015, we sold our railcar repair and maintenance services business for an aggregate purchase price of $20.0 million. The sale included assets of FCRS, which operated our railcar repair and maintenance services business, and FreightCar Short Line, Inc. (“FCSL”), which owned a short-line railway. On September 30, 2015, $2.0 million of the aggregate purchase price was placed into escrow in order to secure the indemnification obligations of FCRS and FCSL under the asset purchase agreement relating to the sale and $0.4 million was used to pay certain liabilities of FCRS and FCSL, resulting in cash proceeds to us of $17.6 million. As a result of the sale, we recorded a pre-tax gain of $4.6 million for the year ended December 31, 2015.

In December 2013, we closed our underperforming maintenance and repair shop in Clinton, Indiana, reduced the carrying values of repair shop assets to their estimated fair market value, representing the estimated salvage values of building, equipment and rail at the facility and the estimated sales value of the associated land, and recorded restructuring and impairment charges of $1.7 million. As a result of the sale of the repair shop assets to a strategic buyer in September 2014, we recorded a pre-tax gain of $1.1 million for the year ended December 31, 2014.

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2015 was $46.8 million compared to $9.5 million for the year ended December 31, 2014. Operating income for the Manufacturing segment was $69.2 million for the year ended December 31, 2015 compared to $32.2 million for the year ended December 31, 2014, reflecting the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Manufacturing segment operating income for the year ended December 31, 2015 included approximately $2.3 million of costs associated with the continued ramp up of the additional production capacity at our Shoals facility. Manufacturing segment operating income for the year ended December 31, 2015 was also negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies. Manufacturing segment operating income for the year ended December 31, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $6.5 million. Manufacturing segment operating income for the year ended December 31, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim. Corporate and Other operating loss was $22.4 million for the year ended December 31, 2015 compared to an operating loss of $22.6 million for the year ended December 31, 2014 reflecting an increase in operating income from repair and maintenance services of $5.1 million, which was partially offset by an increase in corporate costs of $5.0 million. The increase in repair and maintenance services operating income reflects the $4.6 million gain on sale of our railcar repair and maintenance services business during 2015 and the $1.1 million gain on sale of our underperforming maintenance and repair shop during 2014. The increase in corporate costs for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflected increases in incentive compensation, salaries and wages and legal costs.

Interest Expense and Deferred Financing Costs

Interest expense and the amortization of deferred financing costs were $0.2 million for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014. In addition to commitment fees on our revolving credit facility, letter of credit fees and amortization of deferred financing costs, results for 2014 included non-cash imputed interest on a customer advance for leased railcars delivered for which revenue could not be recognized until all contingencies had been resolved.

Income Taxes

The income tax provision was $14.8 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014. The effective tax rates for the years ended December 31, 2015 and 2014, were 31.8% and 30.3%, respectively. Our effective tax rate for the year ended December 31, 2015 was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (3.6)% impact of the domestic manufacturing deduction, the (2.7)% impact of federal and state tax credits, including the research and development tax credit, and the (1.0)% impact of changes in the valuation allowance, which were partially offset by a 3.2% blended state tax rate and 0.9% for the effect of other differences. Our effective tax rate for the year ended December 31, 2014 was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (9.4)% impact of a research and development tax credit and the (2.4)% impact of changes in the valuation allowance, which were partially offset by a 5.8% blended state tax rate and the 1.3% impact of changes in uncertain tax positions.

Net Income (Loss)

As a result of the foregoing, our net income was $31.8 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. For the year ended December 31, 2015, our basic and diluted net income per share were $2.59 and $2.58, respectively, on basic and diluted shares outstanding of 12,175,955 and 12,217,755, respectively. For the year ended December 31, 2014, our basic and diluted net income per share were $0.49 on basic and diluted shares outstanding of 12,001,587 and 12,103,520, respectively.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Revenues

Our consolidated revenues for the year ended December 31, 2014 were $598.5 million compared to $290.4 million for the year ended December 31, 2013. Manufacturing segment revenues for the year ended December 31, 2014 were $562.7 million compared to $253.8 million for the year ended December 31, 2013. The increase in Manufacturing segment revenues reflects the significant increase in the number of railcars delivered and product mix changes. Our Manufacturing segment delivered 7,102 units, consisting of 3,937 new railcars, 3,090 rebuilt railcars and 75 railcars leased, for the year ended December 31, 2014, compared to 3,821 units, consisting of 992 new railcars, 99 used railcars, 2,530 rebuilt railcars and 200 railcars leased, for the year ended December 31, 2013. Manufacturing segment revenues for the year ended December 31, 2014 included the sale of 274 leased railcars, of which 74 were delivered during 2014 and 200 were delivered in 2013. Corporate and Other revenues for the year ended December 31, 2014 were $35.8 million compared to $36.6 million for the year ended December 31, 2013 and reflected lower repair volumes, which were partially offset by higher parts sales. The severe winter weather during 2014 led to higher coal train utilization, which reduced the volume of coal cars released for maintenance and reduced the repair volumes through our repair shops and sales of repair parts.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2014 was $42.3 million compared to $13.2 million for the year ended December 31, 2013, representing an increase of $29.1 million. The increase in our consolidated gross profit for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects an increase in gross profit from our Manufacturing segment of $30.8 million, which was partially offset by a decrease in Corporate and other gross profit of $1.7 million. The increase in gross profit for our Manufacturing segment reflects the significant increase in deliveries and lower production inefficiencies at our idled Danville facility and our Shoals facility as it continued to ramp up production levels to support our backlog growth and product expansion. Costs associated with the continued ramp up of production volumes at our Shoals facility, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville totaled $6.5 million for the year ended December 31, 2014. Gross profit for our Manufacturing segment for the year ended December 31, 2014 was negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. Gross profit for our Manufacturing segment for the year ended December 31, 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $9.5 million. Gross profit for our Manufacturing segment for the year ended December 31, 2013 also included a $1.7 million charge for projected costs in excess of selling price related to an order that was delivered in 2014. Customer lead times on this order required us to source key components from higher-priced suppliers in order to meet the customer’s delivery requirements. The decrease in Corporate and Other gross profit for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects lower repair volumes caused by increased utilization of trains and a less profitable mix of parts sales and repair services, partially offset by higher parts sales volumes. Corporate and Other gross profit for the year ended December 31, 2014 also was negatively impacted by the severe winter weather, which reduced the repair volumes through our repair shops and sales of repair parts during the first quarter of 2014. Our consolidated gross profit margin was 7.1% for the year ended December 31, 2014 compared to 4.6% for the year ended December 31, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2014 were $35.3 million compared to $27.5 million for the year ended December 31, 2013, representing an increase of $7.8 million. Selling, general and administrative expenses for the year ended December 31, 2014 included increases in the provision for incentive compensation of $3.5 million, sales commissions of $0.5 million and legal costs of $0.3 million, which were partially offset by decreases in Shoals start-up costs. During the year ended December 31, 2013, we settled the Bral litigation (see note 17 to our consolidated financial statements), which resulted in a $3.9 million reduction in litigation reserves. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2014 were $11.0 million compared to $7.3 million for the year ended December 31, 2013. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2014 were $24.3 million compared to $20.1 million for the year ended December 31, 2013, reflecting the reduction in the litigation reserve during 2013, increases in the provision for incentive compensation and the non-cash pension settlement cost. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2013 included $1.3 million related to the start-up of our Shoals facility.

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

Restructuring and Impairment Charges

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

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2014 was $9.5 million compared to an operating loss of $24.1 million for the year ended December 31, 2013. Operating income for the Manufacturing segment was $32.2 million for the year ended December 31, 2014 compared to operating loss of $3.4 million for the year ended December 31, 2013. The increase in operating income for our Manufacturing segment reflects the significant increase in deliveries and lower production inefficiencies at our Shoals and Danville facilities as they continued to ramp up production levels to support our backlog growth and product expansion. Costs associated with the continued ramp up of production volumes at our Shoals facility, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville totaled $6.5 million for the year ended December 31, 2014. Operating income for our Manufacturing segment for the year ended December 31, 2014 was negatively impacted by multiple weather-related production shutdowns, supply disruptions and related inefficiencies during the first quarter of 2014 totaling $1.9 million. The operating loss for our Manufacturing segment for the year ended December 31, 2013 included start-up costs of our Shoals facility and carrying costs associated with our idled Danville facility totaling $9.5 million. The operating loss for our Manufacturing segment for the year ended December 31, 2013 also included restructuring and impairment charges of $7.6 million and a $1.7 million charge for projected costs in excess of selling price related to an order that was delivered in 2014. Corporate and other operating loss was $22.6 million for the year ended December 31, 2014 compared to $20.7 million for the year ended December 31, 2013. The increase in Corporate and Other operating loss for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects increases in corporate costs of $4.3 million and increases in operating income from parts and services. Repair and maintenance services operating income for the year ended December 31, 2014 was negatively impacted by the severe winter weather which reduced the repair volumes through our repair shops and sales of repair parts during the first quarter of 2014. Repair and maintenance services operating income for the year ended December 31, 2014 included a $1.1 million gain on sale of a previously closed repair shop to a strategic buyer while repair and maintenance services operating income for the year ended December 31, 2013 included restructuring and impairment charges of $1.7 million. Corporate costs were $26.1 million for the year ended December 31, 2014 compared to $21.9 million for the year ended December 31, 2013. The increase in Corporate costs reflects the reduction in the litigation reserve related to Bral during 2013, increases in the provision for incentive compensation and a non-cash pension settlement costs of $1.0 million during 2014. Corporate costs for the year ended December 31, 2013 included $1.3 million related to the start-up of our Shoals facility and $1.6 million related to Corporate severance.

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

Income Taxes

The income tax provision was $2.6 million for the year ended December 31, 2014 compared to an income tax benefit of $5.5 million for the year ended December 31, 2013. The effective tax rates for the years ended December 31, 2014 and 2013, were 30.3% and 22.3%, respectively. Our effective tax rate for the year ended December 31, 2014 was lower than the statutory U.S. federal income tax rate of 35% primarily due to the (9.4)% impact of a research and development tax credit and the (2.4)% impact of changes in the valuation allowance, which were partially offset by a 5.8% blended state tax rate and the 1.3% impact of changes in uncertain tax positions. The addition of our Shoals facility in 2013 changed the mix of projected income from states in which we operate, resulting in changes in our estimated state tax apportionment and effective state tax rates. The income tax benefit for the year ended December 31, 2013 included a provision of $2.2 million resulting from applying these changes in effective state tax rates on our deferred tax balances. Additionally, projected taxable income in certain states in which we operate may not be sufficient to realize the full value of net operating loss carryforwards. As a result, the income tax benefit for the year ended December 31, 2013 also included the recognition of a valuation allowance of $2.3 million against deferred tax assets related to net operating loss carryforwards in certain states in which we operate.

Net Income (Loss)

As a result of the foregoing, net income was $5.9 million for the year ended December 31, 2014 compared to a net loss of $19.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, our basic and diluted net income per share were $0.49 on basic and diluted shares outstanding of 12,001,587 and 12,103,520, respectively. For the year ended December 31, 2013, our basic and diluted net loss per share were $1.61 on basic and diluted shares outstanding of 11,954,238.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2015 and 2014, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among us and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of December 31, 2015 and 2014, we had no borrowings under the Revolving Credit Facility. The Credit Facility Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of December 31, 2015 and 2014, we had $6.9 million and $6.0 million, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million and $44.0 million, respectively, available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring a minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default. During the first half of 2016, we will be evaluating renewal or refinancing alternatives for our current revolving loan agreement and expect to have a new agreement in place by July 26, 2016.

Our restricted cash and restricted certificates of deposit balance was $6.9 million as of December 31, 2015 and $6.0 million as of December 31, 2014, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The increase in restricted cash balances as of December 31, 2015 compared to December 31, 2014 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of December 31, 2015 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

As of December 31, 2015, the value of leased railcars (including inventory on lease and railcars available for lease) was $24.7 million. We continue to offer railcars for lease to certain customers and pursue opportunities to sell leased railcars in our portfolio.

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

We provide pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2015, our benefit obligation under our defined benefit pension plans and our postretirement benefit plan was $53.4 million and $72.9 million, respectively, which exceeded the fair value of plan assets by $6.7 million and $72.9 million, respectively. We made no contributions to our defined benefit pension plans during 2015 and as disclosed in Note 14 to the consolidated financial statements, we do not expect to make any contributions to our defined benefit pension plans in 2016. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

During the fourth quarter of 2014, we offered certain of our former employees the option to receive a lump-sum pension payment or annuity in order to satisfy in full our future pension liabilities to such former employees. Payments of $3.3 million to eligible former employees who elected to participate in the offer were paid in December 2014 from existing pension plan assets and constituted a complete settlement of our pension liabilities with respect to such former employees. The discount rates and actuarial assumptions used to calculate the payouts were determined according to federal regulations and approximated those used to calculate our pension obligation for financial reporting purposes. A non-cash settlement charge of $1.0 million was recognized in the fourth quarter of 2014 in connection with the settlement payments. This charge resulted from the recognition in earnings of a portion of the losses recorded in accumulated other comprehensive loss based on the portion of the obligation settled.

We made payments to our postretirement benefit plan of $0.4 million related to salaried participants during 2015. A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreement was reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and sought declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 17). On August 20, 2015, we reached a settlement agreement with the union and the other plaintiffs. Under the terms of the settlement agreement, we will make a one-time cash payment of $32.8 million in exchange for full and final resolution of the matter. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016, certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. We expect to make the cash settlement payment on or after March 23, 2016. We anticipate funding pension plan contributions, postretirement benefit plan payments and payment of the $32.8 million settlement amount with cash from operations and available cash.

Our recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting will be triggered when we make the cash settlement payment and will result in a pre-tax gain of approximately $19 million and a reduction in our postretirement benefit obligation of approximately $67 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$67,604	$9,909	$19,192	$19,702	$18,801
Material and component purchases	16,130	8,199	7,931	—	—

Total	$83,734	$18,108	$27,123	$19,702	$18,801

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $4.3 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at December 31, 2015 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above. The above table also excludes the $32.8 million one-time cash payment related to the 2015 settlement agreement described above.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2015, 2014 and 2013:

(Amounts in thousands)	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(65,685)	$(6,026)	$32,243
Investing activities	35,732	(3,206)	(619)
Financing activities	(511)	(22,742)	15,373

Total	$(30,464)	$(31,974)	$46,997

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

Our net cash used in operating activities for the year ended December 31, 2015 was $65.7 million compared to $6.0 million for the year ended December 31, 2014. Our net cash used in operating activities for the year ended December 31, 2015 included decreases in customer deposits and other liabilities, increases in accounts receivable and increases in inventory, which were partially offset by cash from operations. Our net cash used in operating activities for the year ended December 31, 2014 included decreases in customer deposits which were partially offset by changes in working capital and cash from operations. Our net cash provided by operating activities for the year ended December 31, 2013 included a customer deposit of $89.3 million for railcars to be delivered in 2014, which was partially offset by changes in working capital and additions to the lease fleet.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2015 was $35.7 million compared to net cash used in investing activities of $3.2 million for the year ended December 31, 2014. Net cash provided by investing activities for the year ended December 31, 2015 included proceeds from maturity of securities (net of purchases) of $21.0 million, proceeds from the sale of our railcar repair and maintenance services business and facility of $17.6 million, state and local incentives received of $15.7 million and proceeds from sale of railcars available for lease of $7.6 million, which were partially offset by purchases of property, plant and equipment of $16.7 million (including purchases of equipment of $10.9 million for our Shoals facility), purchases of restricted certificates of deposit of $0.9 million (net of maturities) related to increases in collateralization obligations with respect to letters of credit for performance guarantees and the cost of railcars available for lease of $8.7 million.

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

Financing Activities. Net cash used in financing activities for the year ended December 31, 2015 was $0.5 million compared to $22.7 million for the year ended December 31, 2014. Net cash used in financing activities for the year ended December 31, 2015 included $4.4 million of cash dividends paid to our stockholders, a $(1.1) million impact of the settlement of employee taxes on vested restricted shares and stock option exercise and $4.9 million proceeds from stock option exercise. Net cash used in financing activities for the year ended December 31, 2014 included the net decrease in a customer advance for production of leased railcars delivered during 2013 for which revenue could not be recognized until all contingencies had been resolved in 2014. Net cash provided by financing activities for the year ended December 31, 2013 included proceeds of a $19.4 million customer advance for production of leased railcars delivered, which was partially offset by advance repayments of $0.9 million. Financing activities for each of the years ended December 31, 2014 and 2013, included $2.9 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $16.7 million for the year ended December 31, 2015 compared to $11.8 million for the year ended December 31, 2014. Capital expenditures were primarily capital investments for our Shoals facility, which continued to ramp up production during 2014 and 2015.

Excluding unforeseen expenditures, we expect that total capital expenditures will be approximately $12 million for 2016, including capital expenditures for our Shoals facility.

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

We did not perform an impairment analysis of long-lived assets during 2015 or 2014 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2015 or 2014.

Impairment of goodwill

We assess the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During our annual goodwill impairment assessments as of August 1, 2015 and 2014, management estimated the value of our reporting units that carry goodwill using the income approach which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting.

Management determined that there are three reporting units for the purposes of testing goodwill: Manufacturing, Repairs and Maintenance and Parts. For each reporting unit with goodwill (Manufacturing with $21.5 million and Repairs and Maintenance with $0.6 million as of August 1, 2015), we concluded that the estimated fair value of each reporting unit’s net assets exceeded the carrying value as of the dates of our impairment tests for 2015, 2014 and 2013. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

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

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 14% for our August 1, 2015 goodwill impairment valuation analyses for our Manufacturing reporting unit. The market approach was used in evaluating goodwill impairment for our Repair and Maintenance reporting unit as of August 1, 2015.

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

During our annual goodwill impairment assessment as of August 1, 2014, in addition to estimating the fair value of the net assets of our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method for an alternate scenario that included the impact of a one hundred basis point increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method in the base case scenario to the alternate scenario. The alternate scenario reduced the estimated fair value of the net assets in our Repair and Maintenance reporting unit using the discounted cash flow method compared to the estimated fair value of the net assets in our Repair and Maintenance reporting unit in the base case. However, in the alternate scenario, the estimated fair value of the net assets in our Repair and Maintenance reporting unit exceeded the carrying value.

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

In 2015, we assumed that the expected long-term rate of return on pension plan assets on a plan by plan basis would range from 5.30% to 6.12%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(488)	$488

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2015, we determined this rate on our postretirement welfare plan to be 4.39%, an increase of 0.36% from the 4.03% rate used at December 31, 2014. At December 31, 2015, we determined this rate on our pension plans on a plan by plan basis with results ranging from 4.40% to 4.50%. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$139	$(180)

In October 2015, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2015), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2014) were developed. Scale (MP-2015) results in lower projected mortality improvement than scale (MP-2014). We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted MP-2015 for purposes of measuring our pension and postretirement obligations at December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, we recognized consolidated pre-tax pension (benefit) cost of $(0.3) million, $0.2 million and $(0.5) million, respectively. We currently do not expect to make any contributions to our pension plans during 2015. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2015, 2014 and 2013, we recognized a consolidated pre-tax postretirement welfare benefit cost of $3.7 million, $3.7 million and $3.6 million, respectively.

A substantial portion of our postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required us to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. We engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreement was reached. We terminated, effective November 1, 2013, our contributions for medical coverage and life insurance benefits to affected retirees and sought declaratory relief to confirm our rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 17). On August 20, 2015, we reached a settlement agreement with the union and the other plaintiffs. Under the terms of the settlement agreement, we will make a one-time cash payment of $32.8 million in exchange for full and final resolution of the matter. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016, certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. We expect to make the cash settlement payment on or after March 23, 2016. We anticipate funding pension plan contributions, postretirement benefit plan payments and payment of the $32.8 million settlement amount with cash from operations and available cash.

Our recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting will be triggered when we make the cash settlement payment and will result in a pre-tax gain of approximately $19 million and a reduction in our postretirement benefit obligation of approximately $67 million.

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

At December 31, 2015, we had total net deferred tax assets of $34.7 million. Although realization of our net deferred tax assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states in which we operate. At December 31, 2015, we had a valuation allowance of $5.8 million against the tax benefit of net operating loss carryforwards in certain states in which we operate.

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

Revenue recognition

We recognize revenues on new and rebuilt railcars when (1) individual cars are completed, (2) the railcars are accepted by the customer following inspection, (3) the risk for any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. We do not record any returns or allowances against sales. Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each item to be delivered and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting. We value used railcars received at their estimated fair market value at the date of receipt less a normal profit margin.

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

Through September 30, 2015, we recognized service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services have been completed, quality accepted and delivery has occurred. We recognize revenue from parts sales when the risk of any damage or loss and title passes to the customer and delivery has occurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740: Balance Sheet Classification of Deferred Taxes), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Early adoption is permitted and we adopted the new guidance in the fourth quarter of 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net noncurrent deferred tax asset in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective prospectively for annual reporting periods beginning after December 15, 2016 (early adoption is permitted). We are currently evaluating the impact that this guidance will have on our consolidated financial statements and related disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. This standard is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of these changes is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. We are currently assessing the impact of this standard on our financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and expands disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations should be presented as discontinued operations when the component of an entity or group of components of an entity is classified as held for sale or is disposed of by sale or other means. Examples include a disposal of operations in a major geographic area, a major line of business or a major equity method investment. This standard was effective prospectively for reporting periods beginning after December 15, 2014. The adoption of these changes did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	the competitive nature of our industry;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	the availability and price of used railcars offered for sale and new or used railcars offered for lease;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	limitations on the supply of railcar components;

•	international economic and political risks to the extent we expand our sales of products and services internationally;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	our reported backlog may not indicate what our future sales will be;

•	potential significant warranty claims;

•	acquisitions may fail to perform to expectations or we may fail to successfully integrate acquired businesses into our existing business;

•	the risk of losing key personnel;

•	shortages of skilled labor;

•	risks relating to our relationship with our unionized employees and their unions;

•	our reliance on a single supplier for our roll-formed center sills;

•	the risk of equipment failures, delays in deliveries or extensive damage to our facilities;

•	the risk that we are unable to renew our lease arrangements at our manufacturing facilities at commercially acceptable terms;

•	the risk of failing to adequately protect our intellectual property;

•	cybersecurity risks relating to our information technology and other systems;

•	our ability to maintain relationships with our suppliers of railcar components;

•	the cost of complying with environmental laws and regulations; and

•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.

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

We have a $50 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2015, we had $6.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million available for borrowing under the Revolving Credit Facility.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 4, 2016

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$83,068	$113,532
Restricted cash and restricted certificates of deposit	6,896	6,015
Marketable securities	26,951	47,961
Accounts receivable, net of allowance for doubtful accounts of $82 and $188, respectively	39,708	4,086
Inventories, net	115,354	82,259
Other current assets	8,704	7,173
Deferred income taxes, net	—	12,139

Total current assets	280,681	273,165

Property, plant and equipment, net	42,596	43,239
Railcars available for lease, net	24,729	22,897
Goodwill	21,521	22,128
Deferred income taxes, net	34,722	21,553
Other long-term assets	2,655	2,270

Total assets	$406,904	$385,252

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$34,304	$34,010
Accrued payroll and employee benefits	8,303	6,462
Accrued postretirement benefits	405	409
Reserve for worker’s compensation	4,165	3,387
Accrued warranty	9,239	8,742
Customer deposits and deferred revenue	8,615	43,977
Income taxes payable	4,180	121
Other current liabilities	3,346	1,217

Total current liabilities	72,557	98,325

Accrued pension costs	6,673	7,210
Accrued postretirement benefits, less current portion	72,497	73,474
Deferred income state and local incentives, long-term	12,190	—
Accrued taxes and other long-term liabilities	7,876	7,548

Total liabilities	171,793	186,557

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2015 and 2014)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2015 and 2014	127	127
Additional paid in capital	93,939	100,303
Treasury stock, at cost, 402,166 and 665,869 shares at December 31, 2015 and 2014, respectively	(17,516)	(29,971)
Accumulated other comprehensive loss	(21,078)	(24,017)
Retained earnings	179,639	152,253

Total stockholders’ equity	235,111	198,695

Total liabilities and stockholders’ equity	$406,904	$385,252

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$772,854	$598,518	$290,393
Cost of sales	690,193	556,175	277,168

Gross profit	82,661	42,343	13,225
Selling, general and administrative expenses	41,663	35,317	27,464
Gain on sale of railcars available for lease	(1,187)	(1,403)	(604)
Gain on sale of railcar repair and maintenance services business and facility	(4,578)	(1,078)	—
Restructuring and impairment charges	—	—	10,452

Operating income (loss)	46,763	9,507	(24,087)
Interest expense and deferred financing costs	(243)	(1,077)	(809)
Other income	116	42	64

Income (loss) before income taxes	46,636	8,472	(24,832)
Income tax provision (benefit)	14,831	2,568	(5,537)

Net income (loss)	$31,805	$5,904	$(19,295)

Net income (loss) per common share - basic	$2.59	$0.49	$(1.61)

Net income (loss) per common share - diluted	$2.58	$0.49	$(1.61)

Weighted average common shares outstanding - basic	12,175,955	12,001,587	11,954,238

Weighted average common shares outstanding - diluted	12,217,755	12,103,520	11,954,238

Dividends declared per common share	$0.36	$0.24	$0.24

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$31,805	$5,904	$(19,295)

Other comprehensive income (loss) net of tax:
Pension liability adjustments, net of tax	154	(4,160)	6,926
Postretirement liability adjustments, net of tax	2,785	(4,725)	4,081

Other comprehensive income (loss)	2,939	(8,885)	11,007

Comprehensive income (loss)	34,744	(2,981)	(8,288)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, January 1, 2013	12,731,678	$127	$100,402	(752,167)	$(34,488)	$(26,139)	$171,429	$211,331
Net loss	—	—	—	—	—	—	(19,295)	(19,295)
Other comprehensive income	—	—	—	—	—	11,007	—	11,007
Stock options exercised	—	—	(330)	11,498	523	—	—	193
Restricted stock awards	—	—	(3,327)	72,635	3,327	—	—	—
Employee stock settlement	—	—	—	(4,244)	(98)	—	—	(98)
Forfeiture of restricted stock awards	—	—	234	(9,986)	(234)	—	—	—
Stock-based compensation recognized	—	—	2,289	—	—	—	—	2,289
Deficiency of tax benefit from stock-based compensation	—	—	(3)	—	—	—	—	(3)
Cash dividends	—	—	—	—	—	—	(2,889)	(2,889)

Balance, December 31, 2013	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535
Net income	—	—	—	—	—	—	5,904	5,904
Other comprehensive loss	—	—	—	—	—	(8,885)	—	(8,885)
Stock options exercised	—	—	(148)	6,610	299	—	—	151
Restricted stock awards	—	—	(1,093)	24,212	1,093	—	—	—
Employee stock settlement	—	—	—	(8,770)	(225)	—	—	(225)
Forfeiture of restricted stock awards	—	—	168	(5,657)	(168)	—	—	—
Stock-based compensation recognized	—	—	2,084	—	—	—	—	2,084
Excess tax benefit from stock-based compensation	—	—	27	—	—	—	—	27
Cash dividends	—	—	—	—	—	—	(2,896)	(2,896)

Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695
Net income	—	—	—	—	—	—	31,805	31,805
Other comprehensive income	—	—	—	—	—	2,939	—	2,939
Stock options exercised	—	—	(5,772)	240,410	10,697	—	—	4,925
Restricted stock awards	—	—	(2,955)	66,017	2,955	—	—	—
Employee stock settlement	—	—	—	(35,989)	(1,052)	—	—	(1,052)
Forfeiture of restricted stock awards	—	—	145	(6,735)	(145)	—	—	—
Stock-based compensation recognized	—	—	2,183	—	—	—	—	2,183
Excess tax benefit from stock-based compensation	—	—	35	—	—	—	—	35
Cash dividends	—	—	—	—	—	—	(4,419)	(4,419)

Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$31,805	$5,904	$(19,295)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Restructuring and impairment charges	—	—	10,452
Depreciation and amortization	10,028	10,069	10,077
Recognition of deferred income from state and local incentives	(1,415)	—	—
Gain on sale of railcars available for lease	(1,187)	(1,403)	(604)
Gain on sale of railcar repair and maintenance services business and facility	(4,578)	(1,078)	—
Deferred income taxes	(2,679)	1,991	(5,721)
Stock-based compensation recognized	2,183	2,084	2,289
Other non-cash items, net	1,465	996	575
Changes in operating assets and liabilities:
Accounts receivable	(38,398)	(52)	8,953
Inventories	(37,043)	(16,248)	7,455
Inventory on lease	116	16,839	(16,955)
Other assets	(1,642)	(1,142)	527
Accounts and contractual payables	137	16,379	(17,575)
Accrued payroll and employee benefits	2,033	2,465	(3,686)
Income taxes receivable/payable	6,374	(3,957)	5,590
Accrued warranty	497	1,785	(668)
Customer deposits and other liabilities	(34,802)	(48,757)	57,182
Accrued pension costs and accrued postretirement benefits	1,421	8,099	(6,353)

Net cash flows (used in) provided by operating activities:	(65,685)	(6,026)	32,243

Cash flows from investing activities
Restricted cash deposits	—	(1,017)	(3,175)
Restricted cash withdrawals	—	4,192	14,700
Purchase of restricted certificates of deposit	(2,165)	(1,410)	(4,605)
Maturity of restricted certificates of deposit	1,284	—	—
Purchase of securities held to maturity	(32,944)	(68,956)	(59,963)
Proceeds from maturity of securities	54,004	60,002	63,000
Purchase of property, plant and equipment	(16,699)	(11,802)	(17,317)
Proceeds from sale of property, plant and equipment and railcars available for lease	7,654	13,661	—
Proceeds from sale of railcar repair and maintenance services business and facility	17,589	2,124	6,741
Cost of railcars available for lease	(8,724)	—	—
State and local incentives received	15,733	—	—

Net cash flows provided by (used in) investing activities:	35,732	(3,206)	(619)

Cash flows from financing activities
Deferred financing costs	—	—	(336)
Stock option exercise	4,925	151	193
Employee stock settlement	(1,052)	(225)	(98)
Excess tax benefit from stock-based compensation	35	27	—
Cash dividends paid to stockholders	(4,419)	(2,896)	(2,889)
Customer advance for production of leased railcars	—	—	19,400
Reduction in customer advance for production of leased railcars	—	(19,799)	(897)

Net cash flows (used in) provided by financing activities:	(511)	(22,742)	15,373

Net (decrease) increase in cash and cash equivalents	(30,464)	(31,974)	46,997
Cash and cash equivalents at beginning of year	113,532	145,506	98,509

Cash and cash equivalents at end of year	$83,068	$113,532	$145,506

Supplemental cash flow information
Interest paid	$109	$78	$143

Income tax refunds received	$646	$573	$—

Income taxes paid	$13,371	$220	$581

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015, 2014 and 2013

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

Through September 30, 2015, the Company’s operations comprised two reportable segments, Manufacturing and Services. As of October 1, 2015, the Company’s operations comprise one reportable segment, Manufacturing. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, and FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar America, Inc. and all of its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty, workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill, other intangibles and property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable and accounts payable) as of December 31, 2015 and 2014, have fair values that approximate their carrying values.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis and includes material, labor and manufacturing overhead. The Company’s inventory consists of work in progress and finished goods for individual customer contracts, used railcars acquired upon trade-in and railcar parts retained for sale to external parties.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

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

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $379, $332 and $382 for the years ended December 31, 2015, 2014 and 2013, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

potential impairment. During its annual goodwill impairment assessments as of August 1, 2015, 2014 and 2013, management estimated the value of the Company’s reporting units that carry goodwill using the income approach, which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. The market approach was used in evaluating goodwill impairment for the Services reporting unit as of August 1, 2015. Management concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the dates of the Company’s impairment tests for 2015, 2014 and 2013 and therefore no impairment charges were recorded.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State and local incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related long-lived assets of seven to nine years.

Revenue Recognition

Revenues on new and rebuilt railcars are recognized when (1) individual cars are completed, (2) the railcars are accepted by the customer following inspection, (3) the risk for any damage or other loss with respect to the railcars passes to the customer and (4) title to the railcars transfers to the customer. There are no sales returns or allowances. Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each item to be delivered and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting. When the Company retains substantial risk of ownership in railcars sold to customers, the proceeds received by the Company are not treated as a sale but are accounted for as a customer advance by recording the proceeds as a liability. Customer advances on the Company’s consolidated balance sheets are reported net of any repayments made by the Company and include imputed interest that is included in interest expense on the Company’s consolidated statements of operations.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740: Balance Sheet Classification of Deferred Taxes), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the Company adopted the new guidance in the fourth quarter of 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax asset in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective prospectively for annual reporting periods beginning after December 15, 2016 (early adoption is permitted). The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. This standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of these changes is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s financial position, results of operations and cash flows.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and expands disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations should be presented as discontinued operations when the component of an entity or group of components of an entity is classified as held for sale or is disposed of by sale or other means. Examples include a disposal of operations in a major geographic area, a major line of business or a major equity method investment. This standard was effective prospectively for reporting periods beginning after December 15, 2014. The adoption of these changes did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Note 3 – Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$33,150	$—	$—	$33,150
Restricted certificates of deposit	$6,896	$—	$—	$6,896
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$50,070	$—	$—	$50,070
Restricted certificates of deposit	$6,015	$—	$—	$6,015

As stated in Note 24, the sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow (recorded as a long-term receivable) in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the escrow receivable above represents the $1,960 escrow balance, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 4 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of December 31, 2015 of $26,951 consisted of U.S. treasury securities and certificates of deposit held to maturity with original maturities of greater than 90 days and up to one year. Marketable securities as of December 31, 2014 of $47,961 consisted of U.S. treasury securities held to maturity with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Note 5 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2015	2014
Work in process	$108,099	$76,453
Finished new railcars	2,538	—
Parts and service inventory	4,717	5,806

Total inventories, net	$115,354	$82,259

Inventory on the Company’s consolidated balance sheets includes reserves of $3,793 and $2,381 relating to excess or slow-moving inventory for parts and work in process at December 31, 2015 and 2014, respectively.

Note 6 – Leased Railcars

Inventory on lease at December 31, 2015 was $0 and at December 31, 2014 was $116. Railcars available for lease at December 31, 2015 was $24,729 (cost of $27,954 and accumulated depreciation of $3,225) and at December 31, 2014 was $22,897 (cost of $26,852 and accumulated depreciation of $3,955). The Company’s lease utilization rate for railcars in its lease fleet was 73% and 100% on December 31, 2015 and 2014, respectively. Depreciation expense on railcars available for lease was $499, $986 and $1,169 for the years ended December 31, 2015, 2014 and 2013, respectively.

Leased railcars at December 31, 2015 are subject to lease agreements with external customers with terms of up to five and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2015 are as follows:

Year ending December 31, 2016	$1,715
Year ending December 31, 2017	1,706
Year ending December 31, 2018	1,118
Year ending December 31, 2019	1,001
Year ending December 31, 2020	1,001
Thereafter	275

$6,816

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

The Company tested the long-lived assets at its Danville manufacturing facility for impairment as of December 31, 2013 because the Company was unable to predict when the Danville facility would resume operations based on the Company’s backlog for coal car orders and the soft industry outlook. The carrying values of property, plant and

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

equipment at the Danville facility were reduced to their estimated fair market values, resulting in non-cash impairment charges of $7,024 for buildings and improvements and $568 for machinery and equipment for the year ended December 31, 2013.

As part of the Company’s strategic initiative to improve the contribution of its Services business to the Company’s results of operations, management evaluated the long-term profitability of each of its railcar maintenance and repair shops during the fourth quarter of 2013 and decided to close its underperforming maintenance and repair shop in Clinton. As a result of this decision, the Company evaluated the recoverability of its long-lived assets and reduced the carrying values of property, plant and equipment to their estimated fair market values, resulting in non-cash impairment charges of $1,113 for buildings and improvements, $270 for machinery and equipment and $131 for land for the year ended December 31, 2013. The Company also recorded a non-cash impairment charge of $106 related to customer intangibles and recorded other charges of $121 related to the Clinton closure during the fourth quarter of 2013. During the third quarter of 2014, these assets were sold to a third party resulting in a gain on sale of $1,078, which is included in gain on sale of railcar repair and maintenance services business and facility in the consolidated statement of operations for the year ended December 31, 2014.

The Company revised its Corporate management reporting structure as part of the leadership transition following the retirement of the Company’s previous President and Chief Executive Officer during the fourth quarter of 2013, resulting in severance charges of $1,119 being recorded during the fourth quarter of 2013. Substantially all of the severance payments were made during 2014.

The components of the restructuring and impairment charges for the year ended December 31, 2013, are as follows:

Impairment charge for Manufacturing segment land, building and equipment	$7,592
Impairment charge for Services segment land, building and equipment	1,514
Impairment charge for Services segment customer intangibles	106
Employee severance as a result of Corporate restructuring	1,119
Other charges related to Services segment impairment	121

Total restructuring and impairment charges	$10,452

Note 8 – Property, Plant and Equipment

	December 31,
	2015	2014
Land (including easements)	$151	$1,976

Buildings and improvements	2,370	10,731
Leasehold improvements	8,994	6,983
Machinery and equipment	62,217	50,771
Software	9,018	8,299

Cost of buildings and improvements, leasehold improvements, machinery, equipment and software	82,599	76,784
Less: Accumulated depreciation and amortization	(41,094)	(38,747)

Buildings and improvements, leasehold improvements, machinery, equipment and software, net of accumulated depreciation and amortization	41,505	38,037
Construction in process	940	3,226

Total property, plant and equipment, net	$42,596	$43,239

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $8,858, $8,363 and $8,168, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Note 9 – Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2015	2014
Patents	$13,097	$13,097
Accumulated amortization	(12,738)	(12,147)

Patents, net of accumulated amortization	359	950

Customer-related intangibles	—	1,194
Accumulated amortization	—	(491)

Customer-related intangibles, net of accumulated amortization	—	703

Total amortizing intangibles	$359	$1,653

Manufacturing segment goodwill	$21,521	$21,521
Services segment goodwill	—	607

Total goodwill	$21,521	$22,128

Amounts in the table above as of December 31, 2015 reflect reductions of $623 in customer-related intangibles, net of accumulated amortization, and $607 in Services segment goodwill related to the Company’s sale of its railcar repair and maintenance services business on September 30, 2015 (see Note 24).

Amortization expense related to customer intangibles, which is included in selling, general and administrative expenses, was $81, $129 and $149 for the years ended December 31, 2015, 2014 and 2013, respectively. Patents are being amortized on a straight-line method over their remaining legal life from the date of acquisition and have a weighted average remaining life of 1 year. Amortization expense related to patents, which is included in cost of sales, was $591, $590 and $591 for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated future intangible amortization at December 31, 2015 is as follows:

Year ending December 31, 2016	$359
Thereafter	—

$359

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company typically warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2015, 2014 and 2013, are as follows:

	December 31,
	2015	2014	2013
Balance at the beginning of the year	$8,742	$6,957	$7,625
Current year provision	3,209	2,259	480
Reductions for payments, costs of repairs and other	(1,611)	(748)	(1,046)
Adjustments to prior warranties	(1,101)	274	(102)

Balance at the end of the year	$9,239	$8,742	$6,957

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2015.

The changes in deferred income from these incentives for the years ended December 31, 2015, 2014 and 2013, are as follows:

	December 31,
	2015	2014	2013
Balance at the beginning of the year	$—	$—	$—
State and local incentives received during the year	15,733	—	—
Recognition of state and local incentives as a reduction of cost of sales	(1,415)	—	—

Balance at the end of the year, including current portion	$14,318	$—	$—

Note 12 – Revolving Credit Facility

The Company entered into a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among FreightCar and certain of its subsidiaries, as borrowers (together the “Borrowers”), and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of December 31, 2015 and 2014, the Company had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. As of December 31, 2015 and 2014, the Company had $6,896 and $6,015, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $43,104 and $43,985, respectively, available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by its railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring a minimum consolidated net liquidity of $35,000 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default. During the first half of 2016, the Company will be evaluating renewal or refinancing alternatives for its current revolving loan agreement and expects to have a new agreement in place by July 26, 2016.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2015
Pension liability activity:
Actuarial loss	$(190)	$(67)	$(123)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $333 and selling, general and administrative expenses of $107)	440	163	277
Postretirement liability activity:
Actuarial gain	3,621	1,273	2,348
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $567 and selling, general and administrative expenses of $80)	647	237	410
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $37 and selling, general and administrative expenses of $5)	42	15	27

	$4,560	$1,621	$2,939

Year ended December 31, 2014
Pension liability activity:
Actuarial loss	$(7,608)	$(2,687)	$(4,921)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $977 and selling, general and administrative expenses of $200)	1,177	416	761
Postretirement liability activity:
Actuarial loss	(7,917)	(2,796)	(5,121)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $332 and selling, general and administrative expenses of $39)	371	131	240
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $215 and selling, general and administrative expenses of $26)	241	85	156

	$(13,736)	$(4,851)	$(8,885)

Year ended December 31, 2013
Pension liability activity:
Actuarial gain	$10,168	$3,582	$6,586
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $470 and selling, general and administrative expenses of $54)	524	184	340
Postretirement liability activity:
Actuarial gain	5,448	1,919	3,529
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $578 and selling, general and administrative expenses of $34)	612	216	396
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $228 and selling, general and administrative expenses of $13)	241	85	156

	$16,993	$5,986	$11,007

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2015	2014
Unrecognized pension cost, net of tax of $6,429 and $6,525	$(10,484)	$(10,638)
Unrecognized postretirement cost, net of tax of $6,461 and $7,986	(10,594)	(13,379)

	$(21,078)	$(24,017)

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

A substantial portion of the Company’s postretirement benefit plan obligation relates to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company engaged in voluntary negotiations for two years in an effort to reach a consensual agreement related to the expired 2005 Settlement Agreement but no agreement was reached. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees and sought declaratory relief to confirm the Company’s rights under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to reduce or terminate retiree medical coverage and life insurance benefits pursuant to the plans that were the subject of the 2005 Settlement Agreement. On July 9, 2013, the union and certain retiree defendants filed suit in the United States District Court for the Western District of Pennsylvania regarding the same dispute (see Note 17). On August 20, 2015, the Company reached a settlement agreement with the union and the other plaintiffs. Pursuant to the settlement agreement, the parties agreed that (1) the union will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the VEBA of $31,450, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in the amount of $1,300, (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the settlement agreement. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016, certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. The Company expects to make the cash settlement payment on or after March 23, 2016.

The Company’s recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting will be triggered when the Company makes the cash settlement payment and will result in a pre-tax gain of approximately $19 million and a reduction in the postretirement benefit obligation of approximately $67 million.

Generally, contributions to the plans are not less than the minimum amounts required under ERISA and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2015 and 2014, are as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation – Beginning of year	$58,017	$56,341	$73,883	$63,312
Service cost	—	—	70	63
Interest cost	2,319	2,642	2,970	2,999
Actuarial (gain) loss	(2,800)	6,799	(3,621)	7,917
Benefits paid	(4,096)	(4,471)	(400)	(408)
Lump-sum settlement payments	—	(3,294)	—	—

Benefit obligation – End of year	53,440	58,017	72,902	73,883

Change in plan assets
Plan assets – Beginning of year	50,807	55,544	—	—
Return on plan assets	56	2,811	—	—
Employer contributions	—	217	400	408
Benefits paid	(4,096)	(4,471)	(400)	(408)
Lump-sum settlement payments	—	(3,294)	—	—

Plan assets at fair value – End of year	46,767	50,807	—	—

Funded status of plans – End of year	$(6,673)	$(7,210)	$(72,902)	$(73,883)

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(405)	(409)
Noncurrent liabilities	(6,673)	(7,210)	(72,497)	(73,474)

Net amount recognized at December 31	$(6,673)	$(7,210)	$(72,902)	$(73,883)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2015 and 2014, are as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Net actuarial loss	$16,913	$17,163	$16,813	$21,081
Prior service cost	—	—	242	284

	$16,913	$17,163	$17,055	$21,365

During the fourth quarter of 2014, the Company offered certain of its former employees the option to receive a lump-sum pension payment or annuity in order to satisfy in full the Company’s future pension liabilities to such former

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

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

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 is $460. The estimated net loss and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 are $145 and $17, respectively.

Components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost	$—	$—	$—	$70	$63	$73
Interest cost	2,319	2,642	2,526	2,970	2,999	2,627
Expected return on plan assets	(3,046)	(3,620)	(3,546)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	42	241	241
Amortization of unrecognized net loss	440	211	524	647	371	612
Lump-sum settlement cost	—	966	—	—	—	—

Total net periodic benefit cost	$(287)	$199	$(496)	$3,729	$3,674	$3,553

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2015 and 2014, are as follows:

	2015		2014
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain)	$190	$(3,621)	$7,608	$7,917
Amortization of net actuarial loss	(440)	(647)	(1,177)	(371)
Amortization of prior service cost	—	(42)	—	(241)

Total recognized in accumulated other comprehensive loss (gain)	$(250)	$(4,310)	$6,431	$7,305

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2015:

	Pension Benefits	Postretirement Benefits
2016	$3,795	$405
2017	3,516	396
2018	3,412	381
2019	3,365	372
2020	3,342	374
2021 through 2025	16,376	1,940

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

The postretirement benefit payments in the table above represent benefit payments for the Company’s salaried retirees. The Company expects to make the previously described $31,450 cash settlement payment related to the postretirement benefits for its hourly retirees on or after March 23, 2016. The Company does not expect to make any contributions to its pension plans in 2016 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rates	4.47%	4.15%	4.39%	4.03%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2015, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2015), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2014) were developed. Scale (MP-2015) results in lower projected mortality improvement than scale (MP-2014). The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted MP-2015 for purposes of measuring its pension and postretirement obligations at December 31, 2015.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	4.91%	4.11%	4.03%	4.75%	3.95%
Expected return on plan assets	6.24%	6.76%	6.98%	N/A	N/A	N/A

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ weighted average asset allocations at December 31, 2015 and 2014, and target allocations for 2016, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2015	2014	2016
Asset Category
Cash and cash equivalents	2%	1%	0% - 5%
Equity securities	55%	55%	45% - 65%
Fixed income securities	38%	38%	30% - 50%
Real estate	5%	6%	4% - 6%

	100%	100%	100%

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2015 and 2014:

Pension Plan Assets	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$17,926	$—	$—	$17,926
Large cap funds	14,718	—	—	14,718
Small cap funds	4,371	—	—	4,371
International funds	6,538	—	—	6,538
Real estate funds	2,520	—	—	2,520
Cash and equivalents	694	—	—	694

Total	$46,767	$—	$—	$46,767

Pension Plan Assets	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$19,276	$—	$—	$19,276
Large cap funds	15,422	—	—	15,422
Small cap funds	5,024	—	—	5,024
International funds	7,382	—	—	7,382
Real estate funds	2,982	—	—	2,982
Cash and equivalents	721	—	—	721

Total	$50,807	$—	$—	$50,807

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $2,857, $1,649 and $1,465 for the years ended December 31, 2015, 2014 and 2013, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Note 15 - Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2015	2014	2013
Current taxes
Federal	$16,768	$325	$—
State	751	93	14

	17,519	418	14

Deferred taxes
Federal	(2,767)	1,666	(11,554)
State	88	325	5,833

	(2,679)	1,991	(5,721)

Interest expense, gross of related tax effects	(9)	159	170

Total provision (benefit)	$14,831	$2,568	$(5,537)

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	3.2%	5.8%	(2.5)%
Valuation allowance	(1.0)%	(2.4)%	9.0%
Goodwill amortization	0.0%	0.0%	(3.4)%
Domestic manufacturing deduction	(3.6)%	0.0%	0.0%
Nondeductible expenses	0.2%	1.0%	0.4%
State rate and other changes on deferred taxes	0.4%	2.1%	8.8%
Federal and state credits	(2.7)%	(9.4)%	0.0%
Uncertain tax positions	0.4%	1.3%	0.4%
Other	(0.1)%	(3.1)%	0.0%

Effective income tax rate	31.8%	30.3%	(22.3)%

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2015		December 31, 2014
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits	$28,033	$—	$28,569	$—
Intangible assets	—	(2,832)	—	(2,832)
Accrued workers’ compensation costs	1,536	—	1,268	—
Accrued warranty costs	3,573	—	3,396	—
Accrued rent	1,109	—	1,113	—
Accrued bonuses	1,951	—	1,438	—
Accrued vacation	779	—	658	—
Accrued contingencies	1,431	—	1,374	—
Deferred gain	—	(741)	—	—
Deferred state and local incentive revenue	5,417	—	—	—
Accrued severance	6	—	43	—
Inventory valuation	2,810	—	1,713	—
Property, plant and equipment and railcars on operating leases	—	(11,204)	—	(9,613)
Deferred revenue	29	—	30	—
Net operating loss carryforwards	5,873	—	8,299	—
Credit carryforwards	—	—	1,828	—
Stock-based compensation expense	2,618	—	2,892	—
Other	131	—	—	(264)

	55,296	(14,777)	52,621	(12,709)
Valuation allowance	(5,797)		(6,219)	—

Deferred tax assets (liabilities)	$49,499	$(14,777)	$46,402	$(12,709)

Decrease in valuation allowance	$(422)		$(397)

In the consolidated balance sheets, these deferred tax assets reflect the net temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. The Company early adopted ASU 2015-17 effective in the fourth quarter of 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net noncurrent deferred tax asset in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain pretax state net operating loss carryforwards of $99,762, which will expire between 2020 and 2033, of which $94,518 have a full valuation allowance recorded. In addition to the state valuation allowances, the Company has also provided a full valuation allowance against net operating losses associated with the foreign jurisdictions in which it operates. The remaining losses associated with these jurisdictions will begin to expire in 2016.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Beginning of year balance	$2,444	$2,172	$2,172
Increases in current period tax positions	59	272	—

End of year balance	$2,503	$2,444	$2,172

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate by approximately $1,581, $1,523 and $1,251 as of December 31, 2015, 2014 and 2013, respectively. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $110 of expense (net of a federal tax benefit of $60), $110 of expense (net of a federal tax benefit of $60) and $96 of expense (net of a federal tax benefit of $75) related to interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively. The Company records interest and penalties within tax expense (benefit). Such expenses brought the balance of accrued interest and penalties to $2,086, $1,916 and $1,745 at December 31, 2015, 2014 and 2013, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. Federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2010
States:
Pennsylvania	2000
Texas	2008
Illinois	2009
Virginia	2012
Colorado	2010
Indiana	2010
Nebraska	2010
Alabama	2013
Foreign:
India	2008
Mauritius	2009

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “Incentive Plan”), was approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plan is intended to provide incentives to attract, retain and motivate employees and directors, to provide for competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals. The Company believes that the Incentive Plan promotes the creation of long-term value for its stockholders by better aligning the interests of its employees and directors with those of its stockholders. The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan will terminate as to future awards on May 17, 2023. Under the Incentive Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 873,378 were available for issuance at December 31, 2015.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

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

In January 2015, the Company granted performance shares with a performance measurement period from January 1, 2015 through December 31, 2017. The shares will vest and be earned on December 31, 2017, if at all, based on the Company’s three-year cumulative basic earnings per share, provided that a minimum three-year average return on invested capital goal is also met or exceeded. The earnings per share threshold and return on invested capital goal were established by the Company’s board of directors on the grant date. The Company recognizes stock-based compensation cost for performance shares over the vesting period based on the fair market value of the Company’s stock on the award date multiplied by the estimated number of shares to be awarded based on the probable outcome of the performance conditions. As of December 31, 2015, the probable outcome of the performance conditions was estimated to be at the target level.

Grant date fair values of stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

Grant Year	Grant Date	Estimated Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value Per Share
2014	1/15/2014	6 years	51.03%	0.94%	1.68%	$11.58
2013	1/14/2013	6 years	51.36%	0.98%	0.78%	$10.70
2013	1/18/2013	6 years	51.38%	0.99%	0.77%	$10.82
2013	5/1/2013	6 years	51.43%	1.19%	0.65%	$8.79
2013	10/4/2013	6 years	51.46%	1.17%	1.41%	$9.03
2012	1/12/2012	6 years	50.86%	0.00%	0.84%	$11.23
2011	1/13/2011	6 years	49.74%	0.00%	1.93%	$14.61
2011	10/3/2011	6 years	49.83%	0.00%	0.87%	$6.61

Stock-based compensation expense of $2,183, $2,084 and $2,289 is included within selling, general and administrative expense for the years ended December 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized on the consolidated statements of operations for share-based compensation arrangements was $768, $735 and $806 for the years ended December 31, 2015, 2014 and 2013, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

A summary of the Company’s stock options activity and related information at December 31, 2015 and 2014, and changes during the years then ended, is presented below:

	December 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	794,978	$19.41	662,048	$23.46
Granted	—		191,685	25.55
Exercised	(240,410)	20.48	(6,610)	22.90
Forfeited or expired	(46,785)	19.47	(52,145)	25.11

Outstanding at the end of the year	507,783	$24.80	794,978	$19.41

Exercisable at the end of the year	364,306	$24.91	492,468	$23.58

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2014 and 2013, was $11.58 and $10.04, respectively. There were no stock options granted during 2015.

A summary of the Company’s stock options outstanding as of December 31, 2015 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	507,783	6.5	$24.80	$2
Vested or expected to vest	488,025	6.5	$24.77	$2
Options exercisable	364,306	6.1	$24.91	$2

The intrinsic value of stock options exercised during the year ended December 31, 2015 was $2,258. Cash received from exercise of stock options during the year ended December 31, 2015 was $4,925. The intrinsic value of stock options exercised during the year ended December 31, 2014 was $26. Cash received from exercise of stock options during the year ended December 31, 2014 was $151. As of December 31, 2015, there was $700 of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period of 12 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

A summary of the Company’s nonvested restricted shares as of December 31, 2015 and 2014, and changes during the years then ended is presented below:

	December 31,
	2015		2014
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the year	56,875	$24.04	74,147	$22.40
Granted	66,017	24.04	24,212	25.48
Vested	(30,840)	24.47	(35,827)	21.64
Forfeited or expired	(6,735)	23.99	(5,657)	23.97

Nonvested at the end of the year	85,317	$23.75	56,875	$24.04

Expected to vest	77,024	$23.59	48,651	$23.53

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2015, 2014 and 2013, was $24.04, $25.48 and $22.47, respectively. The fair value of stock awards vested during the years ended December 31, 2015, 2014 and 2013, was $754, $903 and $612, respectively, based on the value at vesting date. As of December 31, 2015, there was $965 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 35 months.

Note 17 - Risks and Contingencies

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

On July 8, 2013, the Company filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the Northern District of Illinois, Eastern Division (the “Illinois Court”). The case named as defendants the United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Services Workers International Union, AFL-CIO, CLC (the “USW”), as well as approximately 650 individual Retiree Defendants (as defined in the Complaint). On July 9, 2013, the USW and certain Retiree Defendants (collectively, the “Pennsylvania Plaintiffs”) filed a putative class action in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”), captioned as Zanghi, et al. v. FreightCar America, Inc., et al., Case No. 3:13-cv-146. Both of the complaints related to the Company’s decision to terminate welfare benefits previously provided to the Retiree Defendants.

On August 20, 2015, the Company reached a settlement agreement with the USW and the other plaintiffs. Pursuant to the settlement agreement, the parties agreed that (1) USW will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the VEBA of $31,450, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in the amount of $1,300, (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the settlement agreement. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016, certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. The Company expects to make the cash settlement payment on or after March 23, 2016.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The Complaints assert five United States patents against certain aggregate gondola freight cars sold to Martin-Marietta and Progress Rail. The Complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the Complaints, alleging that eighteen offers to sell made by the Company also infringed NSC’s patents. The Company filed its Answer to NSC’s Amended Complaint on February 16, 2016, responding to NSC’s newly raised allegations, and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Future minimum lease payments at December 31, 2015 are as follows:

2016	$9,909
2017	9,572
2018	9,621
2019	9,693
2020	10,009
Thereafter	18,800

$67,604

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2015, 2014 and 2013, was $10,413, $9,583 and $8,893, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars. The Company expects to take delivery of such materials during 2016. In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2015, the Company had purchase commitments under these agreements as follows:

2016	$8,200
2017	7,930
2018	—
2019	—
2020	—
Thereafter	—

$16,130

Purchases related to these agreements were approximately $24,537, $18,188 and $19,273 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 19 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding	12,175,955	12,001,587	11,954,238
Dilutive effect of employee stock options and restricted share awards	41,800	101,933	—

Weighted average diluted common shares outstanding	12,217,755	12,103,520	11,954,238

The Company computes earnings (loss) per share using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company computes basic earnings per share by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2015, 2014 and 2013, 475,847, 397,697 and 737,473 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

Note 20 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year ended December 31,
	2015	2014	2013
New railcar sales	$607,110	$352,501	$103,543
Rebuild railcar sales	136,025	204,009	142,977
Used railcar sales	—	74	1,238
Parts sales	9,845	15,758	10,825
Leasing revenues	2,654	6,069	5,776
Maintenance and repair revenues	17,020	19,612	24,866
Other sales	200	495	1,168

	$772,854	$598,518	$290,393

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 22%, 19% and 10%, respectively, of revenues for the year ended December 31, 2015. Sales to the Company’s top three customers accounted for 36%, 20% and 13%, respectively, of revenues for the year ended December 31, 2014. Sales to the Company’s top three customers accounted for 45%, 12% and 6%, respectively, of revenues for the year ended December 31, 2013. The Company’s sales to customers outside the United States were $62,589, $18,331 and $21,421 in 2015, 2014 and 2013, respectively.

Note 21 - Labor Agreements

A collective bargaining agreement at one of the Company’s facilities that covers approximately 11% and 13% of the Company’s active labor force at December 31, 2015 and 2014, respectively, expires on March 31, 2017. A collective bargaining agreement at a facility that covers approximately 12% and 16% of the Company’s active labor force at December 31, 2015 and 2014, respectively, expires on October 31, 2018. The facility was idled during 2013 and resumed production in June 2014. Given the challenged coal market and the completion of the Company’s recent rebuild program, operations at the facility will be significantly curtailed in 2016.

Note 22 - Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$92,804	$235,637	$241,114	$203,299
Gross profit	4,553	21,806	29,050	27,252
Net (loss) income (1)	(2,073)	7,397	14,827	11,654
Net(loss) income per common share-basic	$(0.17)	$0.60	$1.20	$0.95
Net (loss) income per common share-diluted	$(0.17)	$0.60	$1.20	$0.94

2014
Revenues	$56,086	$139,688	$190,280	$212,464
Gross profit	(3,152)	11,054	18,819	15,622
Net (loss) income (2)	(6,949)	1,615	6,432	4,806
Net(loss) income per common share-basic	$(0.58)	$0.13	$0.53	$0.40
Net (loss) income per common share-diluted	$(0.58)	$0.13	$0.53	$0.39

(1)	Results for the third quarter of 2015 include a $4,578 gain on the sale of the Company’s railcar repair and maintenance services business.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

(2)	Results for the third quarter of 2014 include a $1,078 gain on the sale of the Company’s closed railcar maintenance and repair facility.

Note 23 – Segment Information

On September 30, 2015, the Company sold its railcar repair and maintenance services business. Through September 30, 2015, the Company’s operations comprised two reportable segments, Manufacturing and Services. As of October 1, 2015, the Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Parts operating segment is not expected to be of continuing significance for separate reporting and has been combined with corporate business activities that are not considered operating segments as Corporate and Other. Prior period segment information has been recast to include general railcar repair and maintenance and inspections through September 30, 2015 and parts sales through December 31, 2015 in Corporate and Other.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Manufacturing	$745,723	$562,719	$253,777
Corporate and Other	27,131	35,799	36,616

Consolidated Revenues	$772,854	$598,518	$290,393

Operating Income (Loss):
Manufacturing	$69,165	$32,150	$(3,361)
Corporate and Other	(22,402)	(22,643)	(20,726)

Consolidated Operating Income (Loss)	46,763	9,507	(24,087)
Consolidated interest expense and deferred financing costs	(243)	(1,077)	(809)
Consolidated other income	116	42	64

Consolidated Income (Loss) Before Income Taxes	$46,636	$8,472	$(24,832)

Depreciation and Amortization:
Manufacturing	$7,170	$6,858	$6,485
Corporate and Other	2,858	3,211	3,592

Consolidated Depreciation and Amortization	$10,028	$10,069	$10,077

Capital Expenditures:
Manufacturing	$14,843	$10,952	$15,835
Corporate and Other	1,856	850	1,482

Consolidated Capital Expenditures	$16,699	$11,802	$17,317

	December 31, 2015	December 31, 2014
Assets:
Manufacturing	$238,841	$157,505
Corporate and Other	133,341	193,891

Total Operating Assets	372,182	351,396
Consolidated income taxes receivable	—	164
Consolidated deferred income taxes, current	—	12,139
Consolidated deferred income taxes, long-term	34,722	21,553

Consolidated Assets	$406,904	$385,252

Note 24 – Sale of Repair and Maintenance Services Business

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except for share and per share data)

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2015 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Item 11.	Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

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

FREIGHTCAR AMERICA, INC.

Date: March 4, 2016	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. MCNEELY Joseph E. McNeely	President and Chief Executive Officer (principal executive officer) and Director	March 4, 2016

/s/ MATTHEW S. KOHNKE Matthew S. Kohnke	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 4, 2016

/s/ JOSEPH J. MALIEKEL Joseph J. Maliekel	Vice President and Corporate Controller (principal accounting officer)	March 4, 2016

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 4, 2016

/s/ JAMES D. CIRAR James D. Cirar	Director	March 4, 2016

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 4, 2016

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 4, 2016

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 4, 2016

/s/ S. CARL SODERSTROM, JR. S. Carl Soderstrom, Jr.	Director	March 4, 2016

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$188	$—	$(106)	$82
Deferred tax assets valuation allowance	6,219	—	(422)	5,797
Inventory reserve	2,381	1,458	(46)	3,793

Year Ended December 31, 2014
Allowance for doubtful accounts	$221	$—	$(33)	$188
Deferred tax assets valuation allowance	6,616	—	(397)	6,219
Inventory reserve	1,793	1,252	(664)	2,381

Year Ended December 31, 2013
Allowance for doubtful accounts	$299	$—	$(78)	$221
Deferred tax assets valuation allowance	4,582	2,034	—	6,616
Inventory reserve	1,565	697	(469)	1,793

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the Commission on November 3, 2015).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.2	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Letter agreement regarding Terms of Employment dated July 9, 2013 by and between FreightCar America, Inc. and Charles F. Avery, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2013)

10.5	Letter agreement regarding Terms of Employment dated December 13, 2012 by and between FreightCar America, Inc. and Kathleen M. Boege (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2013).

10.6	Employment agreement of Thomas P. McCarthy dated as of June 4, 2007, by and between FreightCar America, Inc. and Thomas P. McCarthy (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.7	Amendment to employment agreement of Thomas P. McCarthy dated as of December 29, 2008. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.8	Letter agreement regarding Terms of Employment dated November 17, 2015 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015).

10.9	Letter agreement regarding Terms of Employment dated January 19, 2016 by and between FreightCar America, Inc. and Matthew S. Kohnke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2016).

10.10	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.11	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

10.12	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.13	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.15	Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.16	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.17	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.18	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.19	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the Commission on November 9, 2012).*

10.20	Amendment to Lease Agreement, dated as of November 23, 2015, by and between Norfolk Southern Railway Company and Johnstown America Corporation.**

10.21	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.22	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.23	Second Amendment to Sublease and Consent to Sublease, dated October 27, 2014, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.**

10.24	Credit Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.25	Security and Pledge Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.26	FreightCar America, Inc. Executive Severance Plan (and Summary Plan Description) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 30, 2009).

10.27	Amendment of the FreightCar America, Inc. Executive Severance Plan dated December 4, 2012. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.28	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.29	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.30	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.