Form 10-Q
period 2016-03-31
FreightCar America, Inc.
filed 2016-05-03
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 22, 2016, there were 12,361,877 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$70,223	$83,068
Restricted cash and restricted certificates of deposit	5,168	6,896
Marketable securities	20,989	26,951
Accounts receivable, net of allowance for doubtful accounts of $14 and $82, respectively	18,321	39,708
Inventories, net	136,363	115,354
Other current assets	21,108	8,704

Total current assets	272,172	280,681
Property, plant and equipment, net	44,136	42,596
Railcars available for lease, net	24,544	24,729
Goodwill	21,521	21,521
Deferred income taxes, net	11,560	34,722
Other long-term assets	2,468	2,655

Total assets	$376,401	$406,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$41,115	$34,304
Accrued payroll and employee benefits	4,327	8,303
Accrued postretirement benefits	405	405
Reserve for workers’ compensation	4,111	4,165
Accrued warranty	9,624	9,239
Customer deposits and deferred revenue	21,276	8,615
Income taxes payable	65	4,180
Other current liabilities	3,584	3,346

Total current liabilities	84,507	72,557
Accrued pension costs	6,569	6,673
Accrued postretirement benefits, less current portion	6,043	72,497
Deferred income state and local incentives, long-term	11,658	12,190
Accrued taxes and other long-term liabilities	7,745	7,876

Total liabilities	116,522	171,793

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2016 and December 31, 2015	127	127
Additional paid in capital	92,211	93,939
Treasury stock, at cost, 369,801 and 402,166 shares at March 31, 2016 and December 31, 2015, respectively	(15,629)	(17,516)
Accumulated other comprehensive loss	(8,025)	(21,078)
Retained earnings	191,195	179,639

Total stockholders’ equity	259,879	235,111

Total liabilities and stockholders’ equity	$376,401	$406,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except for share and per share data)
Revenues	$148,590	$92,804
Cost of sales	132,703	88,251

Gross profit	15,887	4,553
Selling, general and administrative expenses	10,598	8,843
Gain on sale of railcars available for lease	—	(1,187)
Gain on settlement of postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees	(14,306)	—

Operating income (loss)	19,595	(3,103)
Interest expense and deferred financing costs	(45)	(70)
Other income	81	52

Income (loss) before income taxes	19,631	(3,121)
Income tax provision (benefit)	6,964	(1,048)

Net income (loss)	$12,667	$(2,073)

Net income (loss) per common share – basic	$1.03	$(0.17)

Net income (loss) per common share – diluted	$1.03	$(0.17)

Weighted average common shares outstanding - basic	12,252,131	12,020,622

Weighted average common shares outstanding - diluted	12,252,131	12,020,622

Dividends declared per common share	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$12,667	$(2,073)

Other comprehensive income:
Pension liability adjustments, net of tax	81	63
Postretirement liability adjustments, net of tax	12,972	102

Other comprehensive income	13,053	165

Comprehensive income (loss)	$25,720	$(1,908)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695

Net loss	—	—	—	—	—	—	(2,073)	(2,073)
Other comprehensive income	—	—	—	—	—	165	—	165
Restricted stock awards	—	—	(2,286)	50,787	2,286	—	—	—
Forfeiture of restricted stock awards	—	—	9	(290)	(9)	—	—	—
Employee stock settlement	—	—	—	(4,733)	(116)	—	—	(116)
Stock-based compensation recognized	—	—	603	—	—	—	—	603
Cash dividends	—	—	—	—	—	—	(1,090)	(1,090)

Balance, March 31, 2015	12,731,678	$127	98,629	(620,105)	$(27,810)	$(23,852)	$149,090	$196,184

Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

Net income	—	—	—	—	—	—	12,667	12,667
Other comprehensive income	—	—	—	—	—	13,053	—	13,053
Restricted stock awards	—	—	(2,235)	51,764	2,235	—	—	—
Forfeiture of restricted stock awards	—	—	278	(15,634)	(278)	—	—	—
Employee stock settlement	—	—	—	(3,765)	(70)	—	—	(70)
Stock-based compensation recognized	—	—	229	—	—	—	—	229
Cash dividends	—	—	—	—	—	—	(1,111)	(1,111)

Balance, March 31, 2016	12,731,678	$127	$92,211	(369,801)	$(15,629)	$(8,025)	$191,195	$259,879

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income (loss)	$12,667	$(2,073)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	2,619	2,399
Recognition of deferred income from state and local incentives	(532)	(175)
Gain on sale of railcars available for lease	—	(1,187)
Gain on settlement of postretirement benefit plan obligation	(15,606)	—
Deferred income taxes	16,149	(1,075)
Stock-based compensation recognized	229	603
Other non-cash items, net	334	908
Changes in operating assets and liabilities
Accounts receivable	21,387	(3,159)
Inventories	(21,353)	(78,325)
Other assets	(3,152)	(3,323)
Accounts and contractual payables	5,431	11,274
Accrued payroll and employee benefits	(3,976)	(2,828)
Income taxes receivable/payable	(6,277)	(335)
Accrued warranty	385	(463)
Customer deposits and other liabilities	12,649	(1,393)
Payment for settlement of postretirement benefit plan obligation	(31,616)	—
Accrued pension costs and accrued postretirement benefits	(6,283)	647

Net cash flows used in operating activities	(16,945)	(78,505)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(1,182)	(627)
Maturity of restricted certificates of deposit	2,910	295
Purchase of securities held to maturity	—	(5,993)
Proceeds from maturity of securities	6,000	6,000
Proceeds from sale of railcars available for lease	—	7,580
Purchase of property, plant and equipment	(2,447)	(4,308)
State incentives received	—	4,907

Net cash flows provided by investing activities	5,281	7,854

Cash flows from financing activities
Employee stock settlement	(70)	(116)
Cash dividends paid to stockholders	(1,111)	(1,090)

Net cash flows used in financing activities	(1,181)	(1,206)

Net decrease in cash and cash equivalents	(12,845)	(71,857)
Cash and cash equivalents at beginning of period	83,068	113,532

Cash and cash equivalents at end of period	$70,223	$41,675

Supplemental cash flow information:
Interest paid	$15	$64

Income taxes paid	$4,170	$479

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar Roanoke, LLC, FreightCar Alabama, LLC and FreightCar (Shanghai) Trading Co., Ltd. (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Danville, Illinois; Grand Island, Nebraska; Johnstown, Pennsylvania; Roanoke, Virginia; and Shanghai, People’s Republic of China.

The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2015 year-end balance sheet data was derived from the audited financial statements as of December 31, 2015. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Note 3 – Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for stock compensation. The ASU focuses on income tax accounting, award classification, estimating forfeitures and cash flow presentation. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. Leases with a term of twelve months or less will be accounted for in a similar manner to existing guidance for operating leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently assessing the impact of this standard on the Company’s financial position, results of operations and cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was further clarified in March 2016. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s financial position, results of operations and cash flows.

Note 4 – Segment Information

On September 30, 2015, the Company sold its railcar repair and maintenance services business. Through September 30, 2015, the Company’s operations comprised two reportable segments, Manufacturing and Services. As of October 1, 2015, the Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Parts operating segment is not expected to be of continuing significance for separate reporting and has been combined with corporate and other non-operating activities as Corporate and Other. Prior period segment information has been recast to include general railcar repair and maintenance and inspections and parts sales in Corporate and Other.

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

Company’s treasury function is managed at the corporate level. Intersegment revenues were not material in any period presented.

	Three Months Ended March 31,
	2016	2015
Revenues:
Manufacturing	$146,071	$85,097
Corporate and Other	2,519	7,707

Consolidated revenues	$148,590	$92,804

Operating income (loss):
Manufacturing	$12,782	$1,858
Corporate and Other (1)	6,813	(4,961)

Consolidated operating income (loss)	19,595	(3,103)
Consolidated interest expense and deferred financing costs	(45)	(70)
Consolidated other income	81	52

Consolidated income (loss) before income taxes	$19,631	(3,121)

Depreciation and amortization:
Manufacturing	2,106	1,446
Corporate and Other	513	778

Consolidated depreciation and amortization	$2,619	$2,224

Capital expenditures:
Manufacturing	$2,376	$4,064
Corporate and Other	71	244

Consolidated capital expenditures	$2,447	$4,308

	March 31,	December 31,
	2016	2015
Assets:
Manufacturing	$242,625	$238,841
Corporate and Other	112,975	133,341

Total operating assets	355,600	372,182
Consolidated income taxes receivable	9,241	—
Consolidated deferred income taxes, long-term	11,560	34,722

Consolidated assets	$376,401	$406,904

(1)	Results for the three months ended March 31, 2016 included a $14,306 gain on the settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees (see note 12).

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$145	$—	$—	$145
Restricted certificates of deposit	$5,168	$—	$—	$5,168
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$33,150	$—	$—	$33,150
Restricted certificates of deposit	$6,896	$—	$—	$6,896
Escrow receivable	$—	$—	$1,910	$1,910

No non-financial assets were recorded at fair value on a non-recurring basis at each of March 31, 2016 and December 31, 2015.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of March 31, 2016 and December 31, 2015 of $20,989 and $26,951, respectively, consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 7 – Inventories

Inventories, net of reserve for excess and slow-moving items, consist of the following:

	March 31,	December 31,
	2016	2015
Work in process	$127,658	$108,099
Finished new railcars	4,393	2,538
Parts inventory	4,312	4,717

Total inventories, net	$136,363	$115,354

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $4,137 and $3,793 relating to excess or slow-moving inventory for parts and work in process at March 31, 2016 and December 31, 2015, respectively.

Note 8 – Leased Railcars

Railcars available for lease, net at March 31, 2016 was $24,544 (cost of $27,954 and accumulated depreciation of $3,410) and at December 31, 2015 was $24,729 (cost of $27,954 and accumulated depreciation of $3,225). The Company’s lease utilization rate for railcars in its lease fleet was 73% as of each of March 31, 2016 and December 31, 2015.

Leased railcars at March 31, 2016 are subject to lease agreements with external customers with terms of up to six years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at March 31, 2016 are as follows:

Nine months ending December 31, 2016	$1,280
Year ending December 31, 2017	1,706
Year ending December 31, 2018	1,118
Year ending December 31, 2019	1,001
Year ending December 31, 2020	1,001
Thereafter	275

$6,381

Note 9 – State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related assets.

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the grant date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be repaid by the Company, the amount of such repayment is unlikely to exceed the deferred liability balance at March 31, 2016.

The changes in deferred income from these incentives for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$14,318	$—
State and local incentives received during the period	—	4,907
Recognition of state and local incentives as reduction of cost of sales	(532)	(175)

Balance at the end of the period, including current portion	$13,786	$4,732

Note 10 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended March 31, 2016
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $(10) and selling, general and administrative expenses of $135)	$125	$44	$81
Postretirement liability activity:
Actuarial loss	(1,689)	(594)	(1,095)
Settlement gain	37,190	13,076	24,114
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligation)	(15,606)	(5,487)	(10,119)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $96 and selling, general and administrative expenses of $12)	108	39	69
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $4)	4	1	3

	$20,132	$7,079	$13,053

	Pre-Tax	Tax	Net of Tax
Three months ended March 31, 2015
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $83 and selling, general and administrative expenses of $27)	$110	$47	$63
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $142 and selling, general and administrative expenses of $20)	162	66	96
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $9 and selling, general and administrative expenses of $1)	10	4	6

	$282	$117	$165

The components of accumulated other comprehensive loss consist of the following:

	March 31,	December 31,
	2016	2015
Unrecognized pension cost, net of tax of $6,385 and $6,429	$(10,403)	$(10,484)
Unrecognized postretirement income (cost), net of tax of $573 and $6,461	2,378	(10,594)

	$(8,025)	$(21,078)

Note 11 – Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock option awards based on the fair value of the award on the grant date using the Black-Scholes option valuation model. Expected life in years for all stock options awards was determined using the simplified method. The Company believes that it is appropriate to use the simplified method in determining the expected life for options because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for stock options. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant. The Company recognizes stock-based compensation for restricted stock awards over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

In January 2015 and January 2016, the Company granted performance shares with performance measurement periods of January 1, 2015 through December 31, 2017 and January 1, 2016 through December 31, 2018, respectively. The shares will vest and be earned at the end of each performance measurement period, if at all, based on the Company’s three-year cumulative basic earnings per share, provided that a minimum three-year average return on invested capital goal is also met or exceeded. The earnings per share thresholds and return on invested capital goals were established by the Company’s board of directors on the grant dates. The Company recognizes stock-based compensation cost for performance shares over the vesting period based on the fair market value of the Company’s stock on the award date multiplied by the estimated number of shares to be awarded based on the probable outcome of the performance conditions. As of March 31, 2016, the probable outcome of the performance conditions for both grants was estimated to be at the target level.

Total stock-based compensation for the three months ended March 31, 2016 and 2015, was $229 and $603, respectively.

As of March 31, 2016, there was $1,259 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 35 months.

Note 12 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans that were established to provide benefits to certain employees. These plans are frozen and participants are no longer accruing benefits. Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also historically provided certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

A substantial portion of the Company’s postretirement benefit plan obligation related to an expired settlement agreement with the Union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees. On August 20, 2015, the Company reached a settlement agreement with the Union and the other plaintiffs in connection with the disputed retiree medical and life insurance benefits (see Note 13). The Company’s recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting was triggered when the Company made the cash settlement payment of $31,616 (including $166 of interest) on March 25, 2016. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806.

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	2016	2015
Pension Benefits
Interest cost	$582	$580
Expected return on plan assets	(686)	(761)
Amortization of unrecognized net loss	125	110

	$21	$(71)

	Three Months Ended March 31,
	2016	2015
Postretirement Benefit Plan
Service cost	$15	$17
Interest cost	738	743
Settlement income	(15,606)	—
Amortization of prior service cost	4	10
Amortization of unrecognized net loss	108	162

	$(14,741)	$932

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months ended March 31, 2016 and 2015. The Company expects to make no contributions to its pension plans in 2016.

The Company made contributions to the Company’s postretirement benefit plan of $112 and $96 for salaried retirees for the three months ended March 31, 2016 and 2015, respectively. The Company expects to make $405 in contributions (including contributions already made) to its postretirement benefit plan in 2016 for salaried retirees. As a result of the settlement payment described above, the Company has no further postretirement benefit obligation for hourly retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $686 and $602 for the three months ended March 31, 2016 and 2015, respectively.

Note 13 – Contingencies

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

On August 20, 2015, the Company reached a settlement agreement with the USW and the other plaintiffs. Pursuant to the settlement agreement, the parties agreed that (1) USW will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the VEBA of $31,450, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in the amount of $1,300, (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the settlement agreement. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016, certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. The Company made the cash settlement payment of $31,616 (including $166 of interest) on March 25, 2016.

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to Martin-Marietta Materials, Inc. and Progress Rail Services. The complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the complaints, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed Inter Partes Review petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board for two of the five asserted patents. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 14 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding	12,252,131	12,020,622
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,252,131	12,020,622

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2016 and 2015, 595,722 and 881,619 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

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

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including open top hoppers, covered hoppers and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types. We believe we are the leading manufacturer of aluminum-bodied railcars, including coal cars, in North America, based on the number of railcars delivered.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. While our Danville facility will continue to support our coal car products, our Roanoke and Shoals facilities allow us to produce a broader variety of railcars in a cost-effective and efficient manner. We will continue to adjust salaried and hourly labor personnel levels at all of our facilities to coincide with production requirements. Given the challenged coal market and the completion of our recent rebuild program, operations at our Danville facility have been significantly curtailed in 2016.

We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Between November 2010, when we acquired the business assets of DTE Rail Services, Inc., and September 2015, when we sold our repair and maintenance services business, we provided railcar repair and maintenance for all types of freight railcars through our FCRS subsidiary. We also lease freight cars through our JAIX Leasing Company subsidiary.

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

Total orders for railcars in the first quarter of 2016 were 150 units, offset by cancellations of previously recorded orders of 646 units, compared to 1,336 units ordered in the first quarter of 2015. All of the orders for the first quarter of 2016 and first quarter of 2015 were for new railcars. Railcar deliveries totaled 1,609 units, all of which were new railcars, in the first quarter of 2016 compared to 1,059 units, consisting of 651 new railcars and 408 rebuilt railcars, in the first quarter of 2015. Total backlog of unfilled orders was 7,735 units at March 31, 2016, compared to 9,840 units at December 31, 2015. Our backlog as of March 31, 2016 and December 31, 2015 included a variety of railcar types almost all of which were orders for non-coal cars. The estimated sales value of the backlog was $759 million and $926 million, respectively, as of March 31, 2016 and December 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Revenues

Our consolidated revenues for the three months ended March 31, 2016 were $148.6 million compared to $92.8 million for the three months ended March 31, 2015. Manufacturing segment revenues for the first quarter of 2016 were $146.1 million compared to $85.1 million for the first quarter of 2015. The increase in Manufacturing segment revenues for the 2016 period compared to the 2015 period reflects the increase in the number of railcars delivered and a higher mix of new versus rebuilt railcars, partially offset by lower average sales prices. Railcar deliveries for the first quarter of 2015 were impacted by a series of production line changeovers and inefficiencies, primarily at our Shoals facility, as well as weather disruptions. Corporate and Other revenues for the three months ended March 31, 2016 were $2.5 million compared to $7.7 million for the three months ended March 31, 2015, which included revenue from the sold repair and maintenance business.

Gross Profit

Our consolidated gross profit margin was 10.7% for the three months ended March 31, 2016 compared to 4.9% for the three months ended March 31, 2015. Our consolidated gross profit for the three months ended March 31, 2016 was $15.9 million compared to $4.6 million for the three months ended March 31, 2015, reflecting increases in gross profit from our Manufacturing segment of $12.5 million, which were partially offset by decreases in gross profit from Corporate and Other of $1.2 million. The increase in gross profit for our Manufacturing segment for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 reflects the increase in deliveries, a higher mix of new versus rebuilt railcars and improvement in production efficiencies, which were partially offset by lower average sales prices. Gross profit for our Manufacturing segment for the first quarter of 2015 included approximately $1.4 million of costs associated with the continued ramp up of the additional production line at our Shoals facility. The decrease in gross profit for Corporate and Other for the first quarter of 2016 compared to the first quarter of 2016 reflects the sale of the Company’s repair and maintenance business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2016 were $10.6 million compared to $8.8 million for the three months ended March 31, 2015. Selling, general and administrative expenses for the three months ended March 31, 2016 included increases in severance, legal costs and third-party sales commissions, which were partially offset by reductions due to the sale of the Company’s services business. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2016 were $3.4 million compared to $3.1 million for the three months ended March 31, 2015 primarily due to higher third-party sales commissions. Corporate and Other selling, general and administrative expenses were $7.2 million for the three months ended March 31, 2016 compared to $5.8 million for the three months ended March 31, 2015. The increase in Corporate and Other selling, general and administrative expenses reflected increases in severance and legal costs, which were partially offset by decreases in selling, general and administrative expenses due to the sale of the Company’s services business.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended March 31, 2015 was $1.2 million and represented the gain on sale of leased railcars with a net book value of $6.4 million.

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million. See Note 12 to the condensed consolidated financial statements.

Operating Income (Loss)

Our consolidated operating income for the three months ended March 31, 2016 was $19.6 million compared to an operating loss of $3.1 million for the three months ended March 31, 2015. Operating income for the three months ended March 31, 2016 included the pre-tax gain on the settlement of a postretirement benefit obligation of $14.3 million. Operating income for the Manufacturing segment was $12.8 million for the three months ended March 31, 2016 compared to $1.9 million for the three months ended March 31, 2015, reflecting the increase in deliveries, a higher mix of new versus rebuilt railcars and improvements in production efficiencies, which were partially offset by lower average sales prices. Manufacturing segment operating income for the three months ended March 31, 2015 included approximately $1.4 million of costs associated with the continued ramp up of the additional production line at our Shoals facility. Corporate and Other operating income was $6.8 million for the three months ended March 31, 2016 compared to operating loss of $5.0 million for the three months ended March 31, 2015. The increase in Corporate and Other operating income reflects the gain on settlement of a postretirement benefit obligation, partially offset by increases in severance and legal costs and decreases in operating income due to the sale of the Company’s service business.

Income Taxes

Our income tax provision was $7.0 million for the three months ended March 31, 2016 compared to an income tax benefit of $1.0 million for the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was 35.5% compared to 33.6% for the three months ended March 31, 2015. The increase in the effective tax rate was due to certain tax credits not expected to recur at the same level in 2016, partially offset by a lower state blended rate in the 2016 period.

Net Income (Loss)

As a result of the foregoing, our net income was $12.7 million for the three months ended March 31, 2016 compared to a net loss of $2.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, our diluted earnings per share was $1.03 compared to a diluted net loss per share of $0.17 for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2016 and 2015, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

We entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of July 26, 2013 (the “Credit Agreement”) by and among us and certain of our subsidiaries, as borrowers, and Bank of America, N.A., as lender. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of March 31, 2016, we had no borrowings under the Revolving Credit Facility. The Credit Agreement also contains a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. As of March 31, 2016, we had $5.2 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.8 million available for borrowing under the Revolving Credit Facility. The Credit Agreement has a term ending on July 26, 2016 and revolving loans outstanding thereunder will bear interest at a rate of LIBOR plus an applicable margin of 1.50% or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.30% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a covenant requiring minimum consolidated net liquidity of $35.0 million and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default. We are currently evaluating renewal or refinancing alternatives for our current revolving loan agreement and expect to have a new agreement in place by July 26, 2016.

As of December 31, 2015, we had $6.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million available for borrowing under the Revolving Credit Facility. As of December 31, 2015, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $5.2 million as of March 31, 2016 and $6.9 million as of December 31, 2015, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash and restricted certificates of deposit balance as of March 31, 2016 compared to December 31, 2015 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of March 31, 2016 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2015, our benefit obligation under our defined benefit pension plans was $53.4 million, which exceeded the fair value of plan assets by $6.7 million. We made no contributions to our defined benefit pension plans during 2015 and we do not expect to make any contributions to our defined benefit pension plans in 2016. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

As of December 31, 2015, our benefit obligation under our postretirement benefit plan was $72.9 million, which exceeded the fair value of plan assets by $72.9 million. We made contributions to our postretirement benefit plan of $0.1 million for salaried retirees for the three months ended March 31, 2016 and expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2016 for salaried retirees. As a result of the previously described $31.6 million settlement payment, we have no further postretirement benefit obligation for hourly retirees. As of March 31, 2016, our benefit obligation under our postretirement benefit plan was $6.4 million for salaried retirees.

Based upon our operating performance and capital requirements, we may, from time to time, be required to raise additional funds through additional offerings of our common stock and through long-term borrowings. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$67,695	$10,027	$19,884	$20,508	$17,276
Material and component purchases	13,611	7,510	6,101	—	—

Total	$81,306	$17,537	$25,985	$20,508	$17,276

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $4.4 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2016 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months ended March 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(16,945)	$(78,505)
Investing activities	5,281	7,854
Financing activities	(1,181)	(1,206)

Total	$(12,845)	$(71,857)

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

Our net cash used in operating activities for the three months ended March 31, 2016 was $16.9 million compared to $78.5 million for the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. The settlement payments were partially offset by changes in working capital during the three months ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2015 was driven primarily by an increase in working capital, including a $78.3 million increase in inventory. The increase in inventory for the three months ended March 31, 2015 included increases to support higher production levels and $23.7 million in finished railcars that were not yet delivered to customers.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2016 was $5.3 million compared to $7.9 million for the three months ended March 31, 2015. Net cash provided by investing activities for the three months ended March 31, 2016 included proceeds from maturity of securities of $6.0 million and maturity of restricted certificates of deposit (net of purchases) of $1.7 million, which were partially offset by purchases of property, plant and equipment of $2.4 million. Net cash provided by investing activities for the three months ended March 31, 2015 included proceeds from sale of railcars available for lease of $7.6 million and state and local incentives received of $4.9 million, which were partially offset by purchases of restricted certificates of deposit of $0.3 million (net of maturities) and purchases of property, plant and equipment of $4.3 million.

Financing Activities. Net cash used in financing activities for each of the three months ended March 31, 2016 and 2015, was $1.2 million. Net cash used in financing activities for each of the three months ended March 31, 2016 and 2015, primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $2.4 million in the three months ended March 31, 2016 compared to $4.3 million in the three months ended March 31, 2015. Capital expenditures were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $12 million for 2016 (including amounts already paid).

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

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2016, we had $5.2 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.8 million available for borrowing under the Revolving Credit Facility.

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

On August 20, 2015, the Company reached a settlement agreement with the USW and the other plaintiffs. Pursuant to the settlement agreement, the parties agreed that (1) USW will create a voluntary employee’s beneficiary association trust fund (the “VEBA”) that will administer the payment of health and welfare benefits to class members and will be administered independently of the Company, (2) the Company will make a one-time contribution to the VEBA of $31.5 million, (3) the Company will pay an award for plaintiffs’ attorneys’ fees in the amount of $1.3 million, (4) if the Company fails to make the required payments to the VEBA prior to February 16, 2016, interest on the unpaid amounts will accrue at a rate of 5% per annum, subject to a cap of $250,000, and (5) class members will fully and finally release all claims against the Company in accordance with the terms of the settlement agreement. The Pennsylvania Court granted final approval of the settlement on January 19, 2016. The plaintiffs had until February 18, 2016 to file an appeal of the court order granting final approval of the settlement. On February 17, 2016 certain class members requested a 30-day extension to file an appeal, which the Pennsylvania Court denied on February 22, 2016. The Company made the cash settlement payment of $31.6 million (including $0.2 million of interest) on March 25, 2016.

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to Martin

Marietta Materials, Inc. and Progress Rail Services. The complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the complaints, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed Inter Partes Review petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board for two of the five asserted patents. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Third Amendment to Sublease and Consent to Sublease, dated as of February 1, 2016, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 3, 2016	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Amendment to Sublease and Consent to Sublease, dated as of February 1, 2016, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.