Form 10-Q
period 2016-06-30
FreightCar America, Inc.
filed 2016-08-02
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 28, 2016, there were 12,731,678 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$63,463	$83,068
Restricted cash and restricted certificates of deposit	5,168	6,896
Marketable securities	14,988	26,951
Accounts receivable, net of allowance for doubtful accounts of $6 and $82, respectively	16,530	39,708
Inventories, net	136,079	115,354
Other current assets	26,479	8,704

Total current assets	262,707	280,681
Property, plant and equipment, net	47,266	42,596
Railcars available for lease, net	24,369	24,729
Goodwill	21,521	21,521
Deferred income taxes, net	10,827	34,722
Other long-term assets	1,877	2,655

Total assets	$368,567	$406,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$39,141	$34,304
Accrued payroll and employee benefits	3,576	8,303
Accrued postretirement benefits	405	405
Reserve for workers’ compensation	4,299	4,165
Accrued warranty	8,964	9,239
Customer deposits and deferred revenue	18,724	8,615
Income taxes payable	—	4,180
Other current liabilities	3,317	3,346

Total current liabilities	78,426	72,557
Accrued pension costs	6,465	6,673
Accrued postretirement benefits, less current portion	5,986	72,497
Deferred income state and local incentives, long-term	11,126	12,190
Accrued taxes and other long-term liabilities	7,784	7,876

Total liabilities	109,787	171,793

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2016 and December 31, 2015	127	127
Additional paid in capital	91,577	93,939
Treasury stock, at cost, 344,333 and 402,166 shares at June 30, 2016 and December 31, 2015, respectively	(14,551)	(17,516)
Accumulated other comprehensive loss	(7,985)	(21,078)
Retained earnings	189,612	179,639

Total stockholders’ equity	258,780	235,111

Total liabilities and stockholders’ equity	$368,567	$406,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except for share and per share data)

Revenues	$126,157	$235,637	$274,747	$328,441
Cost of sales	118,080	213,831	250,783	302,082

Gross profit	8,077	21,806	23,964	26,359
Selling, general and administrative expenses	8,678	10,924	19,276	19,767
Gain on sale of railcars available for lease	—	—	—	(1,187)
Gain on settlement of postretirement benefit obligation, net of plaintiffs’ attorneys’ fees	—	—	(14,306)	—

Operating (loss) income	(601)	10,882	18,994	7,779
Interest expense and deferred financing costs	(41)	(58)	(86)	(128)
Other income	1	31	82	83

(Loss) income before income taxes	(641)	10,855	18,990	7,734
Income tax (benefit) provision	(173)	3,458	6,791	2,410

Net (loss) income	$(468)	$7,397	$12,199	$5,324

Net (loss) income per common share – basic	$(0.04)	$0.60	$0.99	$0.44

Net (loss) income per common share – diluted	$(0.04)	$0.60	$0.99	$0.43

Weighted average common shares outstanding – basic	12,261,308	12,195,683	12,256,720	12,108,636

Weighted average common shares outstanding – diluted	12,261,308	12,244,468	12,256,720	12,190,154

Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Net (loss) income	$(468)	$7,397	$12,199	$5,324

Other comprehensive income:
Pension liability adjustments, net of tax	81	71	162	134
Postretirement liability adjustments, net of tax	(41)	112	12,931	214

Other comprehensive income	40	183	13,093	348

Comprehensive (loss) income	$(428)	$7,580	$25,292	$5,672

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

	Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695

Net income	—	—	—	—	—	—	5,324	5,324
Other comprehensive income	—	—	—	—	—	348	—	348
Stock options exercised	—	—	(5,728)	238,475	10,613	—	—	4,885
Restricted stock awards	—	—	(2,880)	64,317	2,880	—	—	—
Forfeiture of restricted stock awards	—	—	9	(290)	(9)	—	—	—
Employee stock settlement	—	—	—	(35,846)	(1,048)	—	—	(1,048)
Stock-based compensation recognized	—	—	1,178	—	—	—	—	1,178
Excess tax benefit from stock-based compensation	—	—	13	—	—	—	—	13
Cash dividends	—	—	—	—	—	—	(2,201)	(2,201)

Balance, June 30, 2015	12,731,678	$127	$92,895	(399,213)	$(17,535)	$(23,669)	$155,376	$207,194

Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

Net income	—	—	—	—	—	—	12,199	12,199
Other comprehensive income	—	—	—	—	—	13,093	—	13,093
Restricted stock awards	—	—	(3,314)	77,296	3,314	—	—	—
Forfeiture of restricted stock awards	—	—	278	(15,634)	(278)	—	—	—
Employee stock settlement	—	—	—	(3,829)	(71)	—	—	(71)
Stock-based compensation recognized	—	—	674	—	—	—	—	674
Cash dividends	—	—	—	—	—	—	(2,226)	(2,226)

Balance, June 30, 2016	12,731,678	$127	$91,577	(344,333)	$(14,551)	$(7,985)	$189,612	$258,780

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$12,199	$5,324
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	5,117	4,948
Recognition of deferred income from state and local incentives	(1,064)	(351)
Gain on sale of railcars available for lease	—	(1,187)
Gain on settlement of postretirement benefit plan obligation	(15,606)	—
Deferred income taxes	16,904	1,670
Stock-based compensation recognized	674	1,178
Other non-cash items, net	731	1,622
Changes in operating assets and liabilities
Accounts receivable	23,178	(33,832)
Inventories	(21,445)	(69,649)
Other assets	(6,659)	(3,528)
Accounts and contractual payables	4,486	30,576
Accrued payroll and employee benefits	(4,727)	(1,481)
Income taxes receivable/payable	(7,682)	734
Accrued warranty	(275)	(85)
Customer deposits and other liabilities	10,014	(33,007)
Payment for settlement of postretirement benefit plan obligation	(31,616)	—
Accrued pension costs and accrued postretirement benefits	(6,404)	1,310

Net cash flows used in operating activities	(22,175)	(95,758)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(1,182)	(2,165)
Maturity of restricted certificates of deposit	2,910	295
Purchase of securities held to maturity	—	(17,997)
Proceeds from maturity of securities	12,001	24,004
Proceeds from sale of railcars available for lease	—	7,651
Purchase of property, plant and equipment	(8,781)	(10,163)
State and local incentives received	—	4,907

Net cash flows provided by investing activities	4,948	6,532

Cash flows from financing activities
Stock option exercise	—	4,885
Employee stock settlement	(71)	(1,048)
Deferred financing costs	(81)	—
Excess tax benefit from stock-based compensation	—	13
Cash dividends paid to stockholders	(2,226)	(2,201)

Net cash flows (used in) provided by financing activities	(2,378)	1,649

Net decrease in cash and cash equivalents	(19,605)	(87,577)
Cash and cash equivalents at beginning of period	83,068	113,532

Cash and cash equivalents at end of period	$63,463	$25,955

Supplemental cash flow information:
Interest paid	$24	$94

Income taxes paid	$4,668	$529

Income tax refunds received	$—	$319

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2015 year-end balance sheet data was derived from the audited financial statements as of December 31, 2015. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Manufacturing	$124,224	$227,016	$270,295	$312,113
Corporate and Other	1,933	8,621	4,452	16,328

Consolidated revenues	$126,157	$235,637	$274,747	$328,441

Operating (loss) income:
Manufacturing	$5,430	$17,235	$18,212	$19,093
Corporate and Other (1)	(6,031)	(6,353)	782	(11,314)

Consolidated operating (loss) income	(601)	10,882	18,994	7,779
Consolidated interest expense and deferred financing costs	(41)	(58)	(86)	(128)
Consolidated other income	1	31	82	83

Consolidated (loss) income before income taxes	$(641)	$10,855	$18,990	$7,734

Depreciation and amortization:
Manufacturing	$2,033	$1,581	$4,139	$3,027
Corporate and Other	465	792	978	1,570

Consolidated depreciation and amortization	$2,498	$2,373	$5,117	$4,597

Capital expenditures:
Manufacturing	$6,295	$5,400	$8,671	$9,464
Corporate and Other	39	455	110	699

Consolidated capital expenditures	$6,334	$5,855	$8,781	$10,163

	June 30, 2016	December 31, 2015
Assets:
Manufacturing	$247,004	$238,841
Corporate and Other	100,135	133,341

Total operating assets	347,139	372,182
Consolidated income taxes receivable	10,601	—
Consolidated deferred income taxes, long-term	10,827	34,722

Consolidated assets	$368,567	$406,904

(1)	Results for the six months ended June 30, 2016 included a $14,306 gain on the settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees (see Note 13).

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$6,170	$—	$—	$6,170
Restricted certificates of deposit	$5,168	$—	$—	$5,168
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$33,150	$—	$—	$33,150
Restricted certificates of deposit	$6,896	$—	$—	$6,896
Escrow receivable	$—	$—	$1,910	$1,910

No non-financial assets were recorded at fair value on a non-recurring basis at each of June 30, 2016 and December 31, 2015.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of June 30, 2016 and December 31, 2015 of $14,988 and $26,951, respectively, consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 7 – Inventories

Inventories, net of reserve for excess and slow-moving items, consist of the following:

	June 30, 2016	December 31, 2015

Work in process	$127,311	$108,099
Finished new railcars	4,276	2,538
Parts inventory	4,492	4,717

Total inventories, net	$136,079	$115,354

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $4,513 and $3,793 relating to excess or slow-moving inventory for parts and work in process at June 30, 2016 and December 31, 2015, respectively.

Note 8 – Leased Railcars

Railcars available for lease, net at June 30, 2016 was $24,369 (cost of $27,954 and accumulated depreciation of $3,585) and at December 31, 2015 was $24,729 (cost of $27,954 and accumulated depreciation of $3,225). The Company’s lease utilization rate for railcars in its lease fleet was 73% as of each of June 30, 2016 and December 31, 2015.

Leased railcars at June 30, 2016 are subject to lease agreements with external customers with terms of up to six years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at June 30, 2016 are as follows:

Six months ending December 31, 2016	$853
Year ending December 31, 2017	1,706
Year ending December 31, 2018	1,118
Year ending December 31, 2019	1,001
Year ending December 31, 2020	1,001
Thereafter	276

$5,955

Note 9 – State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related assets.

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the grant date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be repaid by the Company, the amount of such repayment is unlikely to exceed the deferred liability balance at June 30, 2016.

The changes in deferred income from these incentives for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at the beginning of the period	$13,786	$4,732	$14,318	$—
State and local incentives received during the period	—	—	—	4,907
Recognition of state and local incentives as reduction of cost of sales	(532)	(176)	(1,064)	(351)

Balance at the end of the period, including current portion	$13,254	$4,556	$13,254	$4,556

Note 10 – Revolving Credit Facility

On June 13, 2016, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”). The First Amendment amended the Credit Agreement, dated as of July 26, 2013 (the “Original Credit Agreement”), by and among the Borrowers and the Bank in order to, among other things: (1) extend the term of the Original Credit Agreement to July 26, 2019; and (2) replace the negative covenant requiring a minimum consolidated net liquidity of $35,000 with a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00.

The Original Credit Agreement, as amended by the First Amendment (the ”Credit Agreement”), contains a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

Three months ended June 30, 2016	Pre-Tax	Tax	Net of Tax
Pension liability activity:

Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $135 and selling, general and administrative expenses of $(10))	$125	$44	$81
Postretirement liability activity:
Actuarial loss	—	—	—
Settlement gain	—	—	—
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligation)	—	—	—

Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(61) and selling, general and administrative expenses of $(7))	(68)	(25)	(43)

Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $3 and selling, general and administrative expenses of $1)	4	2	2

	$61	$21	$40

Three months ended June 30, 2015	Pre-Tax	Tax	Net of Tax
Pension liability activity:

Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $84 and selling, general and administrative expenses of $26)	$110	$39	$71
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $142 and selling, general and administrative expenses of $20)	162	57	105
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $9 and selling, general and administrative expenses of $2)	11	4	7

	$283	$100	$183

Six months ended June 30, 2016	Pre-Tax	Tax	Net of Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $270 and selling, general and administrative expenses of $(20))	$250	$88	$162
Postretirement liability activity:
Actuarial loss	(1,689)	(594)	(1,095)
Settlement gain	37,190	13,076	24,114
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligation)	(15,606)	(5,487)	(10,119)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $35 and selling, general and administrative expenses of $5)	40	14	26
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $7 and selling, general and administrative expenses of $1)	8	3	5

	$20,193	$7,100	$13,093

Six months ended June 30, 2015	Pre-Tax	Tax	Net of Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $167 and selling, general and administrative expenses of $53)	$220	$86	$134
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $284 and selling, general and administrative expenses of $40)	324	124	200
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $18 and selling, general and administrative expenses of $3)	21	7	14

	$565	$217	$348

The components of accumulated other comprehensive loss consist of the following:

	June 30, 2016	December 31, 2015

Unrecognized pension cost, net of tax of $6,341 and $6,429	$(10,322)	$(10,484)
Unrecognized postretirement benefit (cost), net of tax of $550 and $6,461	2,337	(10,594)

	$(7,985)	$(21,078)

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

Total stock-based compensation was $445 and $575 for the three months ended June 30, 2016 and 2015, respectively, and $674 and $1,178 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $1,811 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 32 months.

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

A substantial portion of the Company’s postretirement benefit plan obligation as of December 31, 2015 related to an expired settlement agreement with the Union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees. On August 20, 2015, the Company reached a settlement agreement with the Union and the other plaintiffs in connection with the disputed retiree medical and life insurance benefits. The Company’s recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting was triggered when the Company made the cash settlement payment of $31,616 (including $166 of interest) on March 25, 2016. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806.

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2016	2015	2016	2015
Interest cost	$582	$580	$1,164	$1,160
Expected return on plan assets	(686)	(761)	(1,372)	(1,522)
Amortization of unrecognized net loss	125	110	250	220

	$21	$(71)	$42	$(142)

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2016	2015	2016	2015
Service cost	$15	$17	$30	$34
Interest cost	65	743	803	1,486
Settlement income	—	—	(15,606)	—
Amortization of prior service cost	4	11	8	21
Amortization of unrecognized net (gain) loss	(68)	162	40	324

	$16	$933	$(14,725)	$1,865

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months and six months ended June 30, 2016 and 2015. The Company expects to make no contributions to its pension plans in 2016.

The Company made contributions to the Company’s salaried postretirement benefit plan of $137 and $99 for the three months ended June 30, 2016 and 2015, respectively, and $228 and $195 for the six months ended June 30, 2016 and 2015, respectively, for salaried retirees. The Company expects to make $405 in contributions (including contributions already made) to its postretirement benefit plan in 2016 for salaried retirees. As a result of the settlement payment described above, the Company has no further postretirement benefit obligation for hourly retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $359 and $761 for the three months ended June 30, 2016 and 2015, respectively, and $1,046 and $1,363 for the six months ended June 30, 2016 and 2015, respectively.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the complaints, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed Inter Partes Review petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board for two of the five asserted patents. In June, 2015 the parties began conducting the first phase of fact discovery, which is expected to conclude on August 9, 2016. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average common shares outstanding	12,261,308	12,195,683	12,256,720	12,108,636
Dilutive effect of employee stock options and nonvested share awards	—	48,785	—	81,518

Weighted average diluted common shares outstanding	12,261,308	12,244,468	12,256,720	12,190,154

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2016 and 2015, 540,526 and 289,102 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2016 and 2015, 568,124 and 289,870 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 16 – Subsequent Event

On August 1, 2016, the Company announced a cost reduction program whereby approximately 15% of the Company’s salaried workforce will be eliminated, its Johnstown administrative facility will be closed and the reduction of certain discretionary spending. The total estimated costs of implementing this program are approximately $4 million, including approximately $2.5 million of employee related costs and approximately $1.3 million of asset impairments. The Company currently estimates that the full annualized cost savings resulting from this restructuring program will be approximately $5 million when fully implemented.

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

Total orders for railcars in the second quarter of 2016 were 426 units, offset by cancellations of previously recorded orders of 582 units, compared to 1,618 units ordered in the second quarter of 2015. Orders for the second quarter of 2016 included 227 rebuilt railcars while all of the orders for the second quarter of 2015 were for new railcars. Railcar deliveries totaled 1,372 units, all of which were new railcars, in the second quarter of 2016 compared to 2,611 units, consisting of 1,861 new railcars and 750 rebuilt railcars, in the second quarter of 2015. Total backlog of unfilled orders was 6,207 units at June 30, 2016, compared to 9,840 units at December 31, 2015. Our backlog as of June 30, 2016 and December 31, 2015 included a variety of railcar types almost all of which were orders for non-coal cars. The estimated sales value of the backlog was $612 million and $926 million, respectively, as of June 30, 2016 and December 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Revenues

Our consolidated revenues for the three months ended June 30, 2016 were $126.2 million compared to $235.6 million for the three months ended June 30, 2015. Manufacturing segment revenues for the second quarter of 2016 were $124.2 million compared to $227.0 million for the second quarter of 2015. The decrease in Manufacturing segment revenues for the 2016 period compared to the 2015 period reflects the decrease in the number of railcars delivered, partially offset by a higher mix of new versus rebuilt railcars. Railcar deliveries for the second quarter of 2016 were impacted by production inefficiencies and supply chain delays. Corporate and Other revenues for the three months ended June 30, 2016 were $1.9 million compared to $8.6 million for the three months ended June 30, 2015, which included revenue from our sold repair and maintenance business.

Gross Profit

Our consolidated gross profit margin was 6.4% for the three months ended June 30, 2016 compared to 9.3% for the three months ended June 30, 2015. Our consolidated gross profit for the three months ended June 30, 2016 was $8.1 million compared to $21.8 million for the three months ended June 30, 2015, reflecting decreases in gross profit from our Manufacturing segment of $12.9 million and decreases in gross profit from Corporate and Other of $0.9 million. The decrease in gross profit for our Manufacturing segment for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 reflects the decrease in deliveries and higher production costs related to certain new railcar types. These were partially offset by a decrease in warranty costs. The decrease in gross profit for Corporate and Other for the second quarter of 2016 compared to the second quarter of 2015 reflects the sale of the Company’s repair and maintenance business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2016 were $8.7 million compared to $10.9 million for the three months ended June 30, 2015. Consolidated selling, general and administrative expenses for the three months ended June 30, 2016 included decreases in compensation expenses, third-party sales commissions and legal costs, which were partially offset by increases in state franchise taxes. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2016 were $2.4 million compared to $3.5 million for the three months ended June 30, 2015 primarily due to lower third-party sales commissions. Corporate and Other selling, general and administrative expenses were $6.3 million for the three months ended June 30, 2016 compared to $7.5 million for the three months ended June 30, 2015. The decrease in Corporate and Other selling, general and administrative expenses reflected decreases in compensation expenses and legal costs, which were partially offset by increases in state franchise taxes.

Operating (Loss) Income

Our consolidated operating loss for the three months ended June 30, 2016 was $0.6 million compared to operating income of $10.9 million for the three months ended June 30, 2015. Operating income for the Manufacturing segment was $5.4 million for the three months ended June 30, 2016 compared to $17.2 million for the three months ended June 30, 2015, reflecting the decrease in Manufacturing segment gross profit, which was partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $6.0 million for the three months ended June 30, 2016 compared to $6.4 million for the three months ended June 30, 2015, reflecting the decrease in Corporate and Other selling, general and administrative expense, which was partially offset by the decrease in Corporate and Other gross profit.

Income Taxes

Our income tax benefit was $0.2 million for the three months ended June 30, 2016 compared to an income tax provision of $3.5 million for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 27.1% compared to 31.9% for the three months ended June 30, 2015.

Net (Loss) Income

As a result of the foregoing, our net loss was $0.5 million for the three months ended June 30, 2016 compared to net income of $7.4 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our diluted loss per share was $0.04 compared to diluted earnings per share of $0.60 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Revenues

Our consolidated revenues for the six months ended June 30, 2016 were $274.7 million compared to $328.4 million for the six months ended June 30, 2015. Manufacturing segment revenues for the six months ended June 30, 2016 were $270.3 million compared to $312.1 million for the comparable period of 2015. The decrease in Manufacturing segment revenues for the 2016 period compared to the 2015 period reflects a decrease in the number of railcars delivered, partially offset by a higher mix of new versus rebuilt railcars. Our Manufacturing segment delivered 2,981 units, all of which were new railcars, for the six months ended June 30, 2016, compared to 3,670 units, consisting of 2,512 new railcars and 1,158 rebuilt railcars, for the six months ended June 30, 2015. Railcar deliveries for the 2016 period were impacted by production inefficiencies and supply chain delays. Corporate and Other revenues for the six months ended June 30, 2016 were $4.5 million compared to $16.3 million for the six months ended June 30, 2015, which included revenue from our sold repair and maintenance business.

Gross Profit

Our consolidated gross profit margin was 8.7% for the six months ended June 30, 2016 compared to 8.0% for the six months ended June 30, 2015. Our consolidated gross profit for the six months ended June 30, 2016 was $24.0 million compared to $26.4 million for the six months ended June 30, 2015, reflecting a decrease in gross profit from our Manufacturing segment of $0.4 million and a decrease in gross profit from Corporate and Other of $2.0 million. The decrease in gross profit for our Manufacturing segment for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflects the decrease in deliveries and higher production costs related to certain new railcar types. These were partially offset by a decrease in warranty costs. Gross profit for our Manufacturing segment for the six months ended June 30, 2016 included the recognition of higher levels of state and local capital improvement and training incentives than recognized for the six months ended June 30, 2015. The decrease in gross profit for Corporate and Other for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflects the sale of our repair and maintenance business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2016 were $19.3 million compared to $19.8 million for the six months ended June 30, 2015. Consolidated selling, general and administrative expenses for the six months ended June 30, 2016 included decreases in compensation expenses and third-party sales commissions, which were partially offset by increases in legal costs, professional services costs and state franchise taxes. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2016 were $5.8 million compared to $6.5 million for the six months ended June 30, 2016 primarily due to lower third-party sales commissions. Corporate and Other selling, general and administrative expenses were $13.4 million for the six months ended June 30, 2016 compared to $13.3 million for the six months ended June 30, 2015, reflecting increases in legal costs, professional services costs and state franchise taxes, which were partially offset by decreases in compensation expenses.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the six months ended June 30, 2015 was $1.2 million and represented the gain on sale of leased railcars with a net book value of $6.4 million.

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million. See Note 13 to the condensed consolidated financial statements.

Operating Income

Our consolidated operating income for the six months ended June 30, 2016 was $19.0 million compared to $7.8 million for the six months ended June 30, 2015. Operating income for the Manufacturing segment was $18.2 million for the six months ended June 30, 2016 compared to $19.1 million for the six months ended June 30, 2015, reflecting the decrease in Manufacturing segment gross profit and decrease in Manufacturing segment gain on sale of railcars available for lease, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating income was $0.8 million for the six months ended June 30, 2016 compared to an operating loss of $11.3 million for the six months ended June 30, 2015, reflecting the gain on settlement of postretirement benefit obligation, which was partially offset by the decrease in Corporate and Other gross profit and the increase in Corporate and Other selling, general and administrative expenses.

Income Taxes

Our income tax provision was $6.8 million for the six months ended June 30, 2016 compared to $2.4 million for the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 35.8% compared to 31.2% for the six months ended June 30, 2015. The increase in the effective tax rate was due to certain tax credits not expected to recur at the same level in 2016, partially offset by a lower state blended rate in the 2016 period.

Net Income

As a result of the foregoing, our net income was $12.2 million for the six months ended June 30, 2016 compared to $5.3 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our diluted earnings per share was $0.99 compared to $0.43 for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2016 and 2015, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

On June 13, 2016, we entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”). The First Amendment amended the Credit Agreement, dated as of July 26, 2013 (the “Original Credit Agreement”), by and among the Borrowers and the Bank in order to, among other things: (1) extend the term of the Original Credit Agreement to July 26, 2019; and (2) replace the negative covenant requiring a minimum consolidated net liquidity of $35.0 million with a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00.

The Original Credit Agreement, as amended by the First Amendment (the”Credit Agreement”), contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of June 30, 2016, we had no borrowings under the Revolving Credit Facility. As of June 30, 2016 we had $5.2 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.8 million available for borrowing under the Revolving Credit Facility. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’

assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2015, we had $6.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million available for borrowing under the Revolving Credit Facility. As of December 31, 2015, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $5.2 million as of June 30, 2016 and $6.9 million as of December 31, 2015, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash and restricted certificates of deposit balance as of June 30, 2016 compared to December 31, 2015 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of June 30, 2016 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

As of December 31, 2015, our benefit obligation under our postretirement benefit plan was $72.9 million, which exceeded the fair value of plan assets by $72.9 million. We made contributions to our postretirement benefit plan of $0.2 million for salaried retirees for the six months ended June 30, 2016 and expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2016 for salaried retirees. As a result of the previously described $31.6 million settlement payment, we have no further postretirement benefit obligation for hourly retirees. As of June 30, 2016, our benefit obligation under our postretirement benefit plan was $6.4 million for salaried retirees.

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried workforce will be eliminated, our Johnstown administrative facility will be closed and the reduction of certain discretionary spending. The total estimated costs of implementing this program are approximately $4 million, including approximately $2.5 million of employee related costs and approximately $1.3 million of asset impairments. We currently estimate that the full annualized cost savings resulting from this restructuring program will be approximately $5 million when fully implemented. We expect to fund the required cash needs from cash flow from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$65,064	$9,886	$19,897	$20,618	$14,663
Material and component purchases	10,997	6,770	4,227	—	—

Total	$76,061	$16,656	$24,124	$20,618	$14,663

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $4.4 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2016 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(22,175)	$(95,758)
Investing activities	4,948	6,532
Financing activities	(2,378)	1,649

Total	$(19,605)	$(87,577)

Operating Activities. Our net cash used in operating activities reflects net income or loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of shipment of railcars and subsequent collections on our contract receivables, processing of bi-weekly payroll and associated taxes, and payments to our suppliers. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash used in operating activities for the six months ended June 30, 2016 was $22.2 million compared to $95.8 million for the six months ended June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. The settlement payments were partially offset by changes in working capital during the six months ended June 30, 2016. Net cash used in operating activities for the six months ended June 30, 2015 was driven primarily by an increase in working capital, including a $69.6 million increase in inventory. The increase in inventory for the six months ended June 30, 2015 included increases to support higher production levels and $11.7 million in finished railcars that were not yet delivered to customers. Net cash used in operating activities for the six months ended June 30, 2015 also reflects a decrease in customer deposits of $33.8 million, reflecting the delivery of railcars during 2015 for which advance payments were received from customers during the fourth quarter of 2014.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2016 was $4.9 million compared to $6.5 million for the six months ended June 30, 2015. Net cash provided by investing activities for the six months ended June 30, 2016 included proceeds from maturity of securities of $12.0 million and maturity of restricted certificates of deposit (net of purchases) of $1.7 million, which were partially offset by purchases of property, plant and equipment of $8.8 million. Net cash provided by investing activities for the six months ended June 30, 2015 included proceeds from maturity of securities (net of purchases) of $6.0 million, proceeds from sale of railcars available for lease of $7.6 million and state and local incentives received of $4.9 million, which were partially offset by purchases of restricted certificates of deposit of $1.9 million (net of maturities) and purchases of property, plant and equipment of $10.2 million.

Financing Activities. Net cash used in financing activities was $2.4 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $1.6 million for the six months ended June 30, 2015. Net cash used in financing activities for the six months ended June 30, 2016 primarily included cash dividends paid to our stockholders of $2.2 million. Net cash provided by financing activities for the six months ended June 30, 2015 included proceeds from exercise of employee stock options of $4.9 million, which were partially offset by cash dividends paid to our stockholders of $2.2 million.

Capital Expenditures

Our capital expenditures were $8.8 million in the six months ended June 30, 2016 compared to $10.2 million in the six months ended June 30, 2015. Capital expenditures were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $14 million for 2016 (including amounts already paid).

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

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2016, we had $5.2 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.8 million available for borrowing under the Revolving Credit Facility.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the complaints, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed Inter Partes Review petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board for two of the five asserted patents. In June, 2015 the parties began conducting the first phase of fact discovery, which is expected to conclude on August 9, 2016. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	First Amendment to Credit Agreement, dated as of June 13, 2016, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 2, 2016	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Credit Agreement, dated as of June 13, 2016, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document