Form 10-Q
period 2016-09-30
FreightCar America, Inc.
filed 2016-11-01
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 27, 2016, there were 12,384,730 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$24,786	$83,068
Restricted cash and restricted certificates of deposit	5,970	6,896
Marketable securities	14,997	26,951
Accounts receivable, net of allowance for doubtful accounts of $6 and $82, respectively	30,292	39,708
Inventories, net	144,658	115,354
Other current assets	22,365	8,704

Total current assets	243,068	280,681
Property, plant and equipment, net	48,065	42,596
Railcars available for lease, net	24,193	24,729
Goodwill	21,521	21,521
Deferred income taxes, net	17,205	34,722
Other long-term assets	1,713	2,655

Total assets	$355,765	$406,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$32,978	$34,304
Accrued payroll and employee benefits	2,693	8,303
Accrued postretirement benefits	405	405
Reserve for workers’ compensation	4,460	4,165
Accrued warranty	8,313	9,239
Customer deposits and deferred revenue	14,595	8,615
Income taxes payable	—	4,180
Other current liabilities	3,225	3,346

Total current liabilities	66,669	72,557
Accrued pension costs	7,560	6,673
Accrued postretirement benefits, less current portion	6,246	72,497
Deferred income state and local incentives, long-term	10,594	12,190
Accrued taxes and other long-term liabilities	7,775	7,876

Total liabilities	98,844	171,793

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2016 and December 31, 2015	127	127
Additional paid in capital	91,687	93,939
Treasury stock, at cost, 347,216 and 402,166 shares at September 30, 2016 and December 31, 2015, respectively	(14,524)	(17,516)
Accumulated other comprehensive loss	(8,918)	(21,078)
Retained earnings	188,549	179,639

Total stockholders’ equity	256,921	235,111

Total liabilities and stockholders’ equity	$355,765	$406,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except for share and per share data)
Revenues	$113,461	$241,114	$388,208	$569,555
Cost of sales	103,972	212,064	354,755	514,146

Gross profit	9,489	29,050	33,453	55,409
Selling, general and administrative expenses	8,010	10,706	27,286	30,473
Gain on sale of railcars available for lease	—	—	—	(1,187)
Gain on sale of railcar repair and maintenance services business and facility	—	(4,578)	—	(4,578)
Gain on settlement of postretirement benefit obligation, net of plaintiffs’ attorneys’ fees	—	—	(14,306)	—
Restructuring and impairment charges	1,531	—	1,531	—

Operating (loss) income	(52)	22,922	18,942	30,701
Interest expense and deferred financing costs	(29)	(56)	(115)	(184)
Other income	13	8	95	91

(Loss) income before income taxes	(68)	22,874	18,922	30,608
Income tax (benefit) provision	(119)	8,047	6,672	10,457

Net income	$51	$14,827	$12,250	$20,151

Net income per common share – basic	$—	$1.20	$0.99	$1.65

Net income per common share – diluted	$—	$1.20	$0.99	$1.64

Weighted average common shares outstanding – basic	12,267,468	12,241,211	12,260,329	12,153,313

Weighted average common shares outstanding – diluted	12,267,468	12,241,426	12,260,329	12,207,432

Dividends declared per common share	$0.09	$0.09	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$51	$14,827	$12,250	$20,151

Other comprehensive income:
Pension liability adjustments, net of tax	(697)	71	(535)	205
Postretirement liability adjustments, net of tax	(236)	112	12,695	326

Other comprehensive income	(933)	183	12,160	531

Comprehensive (loss) income	$(882)	$15,010	$24,410	$20,682

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695

Net income	—	—	—	—	—	—	20,151	20,151
Other comprehensive income	—	—	—	—	—	531	—	531
Stock options exercised	—	—	(5,728)	238,475	10,613	—	—	4,885
Restricted stock awards	—	—	(2,880)	64,317	2,880	—	—	—
Forfeiture of restricted stock awards	—	—	94	(4,635)	(94)	—	—	—
Employee stock settlement	—	—	—	(35,952)	(1,051)	—	—	(1,051)
Stock-based compensation recognized	—	—	1,686	—	—	—	—	1,686
Excess tax benefit from stock-based compensation	—	—	13	—	—	—	—	13
Cash dividends	—	—	—	—	—	—	(3,310)	(3,310)

Balance, September 30, 2015	12,731,678	$127	$93,488	(403,664)	$(17,623)	$(23,486)	$169,094	$221,600

Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

Net income	—	—	—	—	—	—	12,250	12,250
Other comprehensive income	—	—	—	—	—	12,160	—	12,160
Restricted stock awards	—	—	(3,418)	79,796	3,418	—	—	—
Forfeiture of restricted stock awards	—	—	351	(20,755)	(351)	—	—	—
Employee stock settlement	—	—	—	(4,091)	(75)	—	—	(75)
Stock-based compensation recognized	—	—	815	—	—	—	—	815
Cash dividends	—	—	—	—	—	—	(3,340)	(3,340)

Balance, September 30, 2016	12,731,678	$127	$91,687	(347,216)	$(14,524)	$(8,918)	$188,549	$256,921

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$12,250	$20,151
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	7,402	7,551
Recognition of deferred income from state and local incentives	(1,596)	(883)
Gain on sale of railcars available for lease	—	(1,187)
Gain on sale of railcar repair and maintenance services business and facility	—	(4,578)
Gain on settlement of postretirement benefit plan obligation	(15,606)	—
Deferred income taxes	17,207	296
Stock-based compensation recognized	815	1,686
Other non-cash items, net	984	1,555
Changes in operating assets and liabilities
Accounts receivable	9,416	(27,514)
Inventories	(29,022)	(63,488)
Other assets	(8,174)	(1,191)
Accounts and contractual payables	(1,488)	25,180
Accrued payroll and employee benefits	(5,610)	295
Income taxes receivable/payable	(8,610)	8,050
Accrued warranty	(926)	563
Customer deposits and other liabilities	5,913	(29,471)
Payment for settlement of postretirement benefit plan obligation	(31,616)	—
Accrued pension costs and accrued postretirement benefits	(5,982)	1,972

Net cash flows used in operating activities	(54,643)	(61,013)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(2,089)	(2,165)
Maturity of restricted certificates of deposit	3,015	1,284
Purchase of securities held to maturity	—	(17,997)
Proceeds from maturity of securities	12,001	36,004
Proceeds from sale of railcars available for lease	—	7,654
Proceeds from sale of railcar repair and maintenance services business and facility	—	17,589
Purchase of property, plant and equipment	(13,070)	(16,161)
State and local incentives received	—	15,733

Net cash flows (used in) provided by investing activities	(143)	41,941

Cash flows from financing activities
Stock option exercise	—	4,885
Employee stock settlement	(75)	(1,051)
Deferred financing costs	(81)	—
Excess tax benefit from stock-based compensation	—	13
Cash dividends paid to stockholders	(3,340)	(3,310)

Net cash flows (used in) provided by financing activities	(3,496)	537

Net decrease in cash and cash equivalents	(58,282)	(18,535)
Cash and cash equivalents at beginning of period	83,068	113,532

Cash and cash equivalents at end of period	$24,786	$94,997

Supplemental cash flow information:
Interest paid	$32	$101

Income taxes paid	$4,668	$3,061

Income tax refunds received	$—	$646

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2015 year-end balance sheet data was derived from the audited financial statements as of December 31, 2015. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective prospectively for annual reporting periods beginning after December 15, 2016, early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. This standard was effective for the Company as of January 1, 2016. Since the Company does not have any debt outstanding the adoption of these changes did not have any impact on the consolidated financial position, results of operations or cash flows of the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was further clarified in March 2016. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption for annual reporting periods beginning after December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s financial position, results of operations and cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Manufacturing	$111,963	$233,294	$382,258	$545,407
Corporate and Other	1,498	7,820	5,950	24,148

Consolidated revenues	$113,461	$241,114	$388,208	$569,555

Operating (loss) income:
Manufacturing	$6,967	$25,817	$25,179	$44,910
Corporate and Other (1)	(7,019)	(2,895)	(6,237)	(14,209)

Consolidated operating (loss) income	(52)	22,922	18,942	30,701
Consolidated interest expense and deferred financing costs	(29)	(56)	(115)	(184)
Consolidated other income	13	8	95	91

Consolidated (loss) income before income taxes	$(68)	$22,874	$18,922	$30,608

Depreciation and amortization:
Manufacturing	$2,024	$1,807	$6,163	$5,185
Corporate and Other	261	796	1,239	2,366

Consolidated depreciation and amortization	$2,285	$2,603	$7,402	$7,551

Capital expenditures:
Manufacturing	$3,952	$5,176	$12,623	$14,640
Corporate and Other	337	822	447	1,521

Consolidated capital expenditures	$4,289	$5,998	$13,070	$16,161

	September 30,	December 31,
	2016	2015
Assets:
Manufacturing	$274,616	$238,841
Corporate and Other	59,064	133,341

Total operating assets	333,680	372,182
Consolidated income taxes receivable	4,880	—
Consolidated deferred income taxes, long-term	17,205	34,722

Consolidated assets	$355,765	$406,904

(1)	Results for the nine months ended September 30, 2016 included a $14,306 gain on the settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees (see Note 14).

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$146	$—	$—	$146
Restricted certificates of deposit	$5,970	$—	$—	$5,970
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$33,150	$—	$—	$33,150
Restricted certificates of deposit	$6,896	$—	$—	$6,896
Escrow receivable	$—	$—	$1,910	$1,910

The carrying values of property, plant and equipment at the Company’s Johnstown administrative facility was reduced to its estimated fair market value during the third quarter of 2016 resulting in a non-cash impairment charge of $1,255. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. No non-financial assets were recorded at fair value on a non-recurring basis as of December 31, 2015.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of September 30, 2016 and December 31, 2015 of $14,997 and $26,951, respectively, consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 7 – Inventories

Inventories, net of reserve for excess and slow-moving items, consist of the following:

	September 30,	December 31,
	2016	2015
Work in process	$129,993	$108,099
Finished new railcars	11,317	2,538
Parts inventory	3,348	4,717

Total inventories, net	$144,658	$115,354

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $3,511 and $3,793 relating to excess or slow-moving inventory for parts and work in process at September 30, 2016 and December 31, 2015, respectively.

Note 8 – Leased Railcars

Railcars available for lease, net at September 30, 2016 was $24,193 (cost of $27,954 and accumulated depreciation of $3,761) and at December 31, 2015 was $24,729 (cost of $27,954 and accumulated depreciation of $3,225). The Company’s lease utilization rate for railcars in its lease fleet was 73% as of each of September 30, 2016 and December 31, 2015.

Leased railcars at September 30, 2016 are subject to lease agreements with external customers with terms of up to six years and are accounted for as operating leases.

Future minimum rental revenues on leased railcars at September 30, 2016 are as follows:

Three months ending December 31, 2016	$427
Year ending December 31, 2017	1,706
Year ending December 31, 2018	1,118
Year ending December 31, 2019	1,001
Year ending December 31, 2020	1,001
Thereafter	276

$5,529

Note 9 – Goodwill

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2016, the Company performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value as of the testing date. Management determined the fair value of the Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method.

Fair value calculations contain significant judgments and estimates with respect to a variety of factors that will significantly impact the future performance of the business, including: future railcar volume projections based on an industry-specific outlook for railcar demand; estimated margins on railcar sales; estimated growth rate for selling, general and administrative costs; future effective tax rate for the Company and weighted-average cost of capital (“WACC”). Management estimated a WACC of 14% for the Company’s August 1, 2016 goodwill impairment valuation analysis.

In addition to estimating the fair value of the net assets of the Company’s Manufacturing reporting unit using the discounted cash flow method in the base case scenario, the Company also estimated the fair value of the net assets in its Manufacturing reporting unit using the discounted cash flow method for alternate scenarios. From a sensitivity perspective, the estimated fair value of the net assets in the Company’s Manufacturing reporting unit exceeded the carrying value even if the WACC used in the discounted cash flow method was increased by one hundred basis points. If market conditions further deteriorate or the Manufacturing reporting unit performance is worse than its projections over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of September 30, 2016, the total goodwill balance of the Manufacturing reporting unit was $21,521.

Note 10 – State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related assets.

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the grant date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be repaid by the Company, the amount of such repayment is unlikely to exceed the deferred liability balance at September 30, 2016.

The changes in deferred income from these incentives for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$13,254	$4,556	$14,318	$—
State and local incentives received during the period	—	10,826	—	15,733
Recognition of state and local incentives as reduction of cost of sales	(532)	(532)	(1,596)	(883)

Balance at the end of the period, including current portion	$12,722	$14,850	$12,722	$14,850

Note 11 – Revolving Credit Facility

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

Note 12 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	Net of Tax
Three months ended September 30, 2016
Pension liability activity:
Actuarial loss	$(1,200)	$(422)	$(778)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $135 and selling, general and administrative expenses of $(10))	$125	$44	$81
Postretirement liability activity:
Actuarial loss	(300)	(105)	(195)
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(59) and selling, general and administrative expenses of $(9))	(68)	(24)	(44)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $4 and selling, general and administrative expenses of $1)	5	2	3

	$(1,438)	$(505)	$(933)

	Pre-Tax	Tax	Net of Tax
Three months ended September 30, 2015
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $83 and selling, general and administrative expenses of $27)	$110	$39	$71
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $142 and selling, general and administrative expenses of $20)	162	56	106
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $9 and selling, general and administrative expenses of $1)	10	4	6

	$282	$99	$183

	Pre-Tax	Tax	Net of Tax
Nine months ended September 30, 2016
Pension liability activity:
Actuarial loss	$(1,200)	$(422)	$(778)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $405 and selling, general and administrative expenses of $(30))	$375	$132	$243
Postretirement liability activity:
Actuarial loss	(1,989)	(699)	(1,290)
Settlement gain	37,190	13,076	24,114
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligation)	(15,606)	(5,487)	(10,119)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $(24) and selling, general and administrative expenses of $(4))	(28)	(10)	(18)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $11 and selling, general and administrative expenses of $2)	13	5	8

	$18,755	$6,595	$12,160

Nine months ended September 30, 2015	Pre-Tax	Tax	Net of Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $250 and selling, general and administrative expenses of $80)	$330	$125	$205
Postretirement liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $426 and selling, general and administrative expenses of $60)	486	180	306
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $27 and selling, general and administrative expenses of $4)	31	11	20

	$847	$316	$531

The components of accumulated other comprehensive loss consist of the following:

	September 30,	December 31,
	2016	2015
Unrecognized pension cost, net of tax of $6,719 and $6,429	$(11,019)	$(10,484)
Unrecognized postretirement income (cost), net of tax of $423 and $6,461	2,101	(10,594)

	$(8,918)	$(21,078)

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

Total stock-based compensation was $142 and $508 for the three months ended September 30, 2016 and 2015, respectively, and $815 and $1,686 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $1,379 of unearned compensation expense related to stock options and restricted stock awards, which will be recognized over the remaining requisite service period of 33 months.

Note 14 – Employee Benefit Plans

The Company has qualified, defined benefit pension plans that were established to provide benefits to certain employees. These plans are frozen and participants are no longer accruing benefits. Generally, contributions to the plans are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and not more than the maximum amount that can be deducted for federal income tax purposes. The plans’ assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also historically provided certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

A substantial portion of the Company’s postretirement benefit plan obligation as of December 31, 2015 related to an expired settlement agreement with the Union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement (the “2005 Settlement Agreement”) required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees. On August 20, 2015, the Company reached a settlement agreement with the Union and the other plaintiffs in connection with the disputed retiree medical and life insurance benefits. The Company’s recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting was triggered when the Company made the cash settlement payment of $31,616 (including $166 of interest) on March 25, 2016. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806. As a result of the announced cost reduction program (see Note 17), certain employees participating in the salaried pension and postretirement benefit plans were impacted which triggered a curtailment of the respective plans. Income statement impact of the curtailment was insignificant.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pension Benefits
Interest cost	$582	$580	$1,746	$1,740
Expected return on plan assets	(686)	(761)	(2,058)	(2,283)
Amortization of unrecognized net loss	125	110	375	330

	$21	$(71)	$63	$(213)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Postretirement Benefit Plan
Service cost	$15	$17	$45	$51
Interest cost	65	743	868	2,229
Settlement income	—	—	(15,606)	—
Amortization of prior service cost	4	10	12	31
Amortization of unrecognized net (gain) loss	(68)	162	(28)	486

	$16	$932	$(14,709)	$2,797

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months and nine months ended September 30, 2016 and 2015. The Company expects to make no contributions to its pension plans in 2016.

The Company made contributions to the Company’s salaried postretirement benefit plan of $121 and $99 for the three months ended September 30, 2016 and 2015, respectively, and $349 and $294 for the nine months ended September 30, 2016 and 2015, respectively, for salaried retirees. The Company expects to make $405 in contributions (including contributions already made) to its postretirement benefit plan in 2016 for salaried retirees. As a result of the settlement payment described above, the Company has no further postretirement benefit obligation for hourly retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $571 and $836 for the three months ended September 30, 2016 and 2015, respectively, and $1,616 and $2,199 for the nine months ended September 30, 2016 and 2015, respectively.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the complaints, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed Inter Partes Review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In June 2015, the parties began conducting the first phase of fact discovery, which concluded on August 9, 2016. On September 26 and 28, 2016, the PTAB granted IPR petitions and instituted trials on all asserted claims for both patents. Both trials are expected to conclude on or before September 30, 2017. The Company recently filed a motion to stay the district court litigation in order to allow the IPR trials to run their course. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 16 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding	12,267,468	12,241,211	12,260,329	12,153,313
Dilutive effect of employee stock options and nonvested share awards	—	215	—	54,119

Weighted average diluted common shares outstanding	12,267,468	12,241,426	12,260,329	12,207,432

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2016 and 2015, 529,293 and 637,022 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2016 and 2015, 555,086 and 465,636 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 17 – Restructuring and Impairment

On August 1, 2016, the Company announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce will be eliminated, its Johnstown administrative facility will be closed and certain discretionary spending will be reduced. The total estimated costs of implementing this program are approximately $3,000, including approximately $1,400 of employee-related costs and approximately $1,255 of long-lived asset impairments. The Company currently estimates that the full annualized cost savings resulting from this restructuring program will be approximately $5,000 when fully implemented.

During the three months ended September 30, 2016, the Company recorded restructuring and impairment charges of $1,531, which are reported as a separate line item on the Company’s condensed consolidated statements of operations. These charges consisted of non-cash impairment charges of $1,255 for property, plant and equipment at the Company’s Johnstown administrative facility and employee severance and other employment termination costs of $276.

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings outside of our traditional coal car market. We will continue to adjust salaried and hourly labor personnel levels at all of our facilities to coincide with production requirements. Given the challenged coal market, operations at our Danville facility have been significantly curtailed for most of 2016.

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

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce will be eliminated, our Johnstown administrative facility will be closed and certain discretionary spending will be reduced. The total estimated costs of implementing this program are approximately $3 million, including approximately $1.4 million of employee-related costs and approximately $1.3 million of long-lived asset impairments. We currently estimate that the full annualized cost savings resulting from this restructuring program will be approximately $5 million when fully implemented. During the three months ended September 30, 2016, we recorded restructuring and impairment charges of $1.5 million. These charges consisted of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $0.2 million. The remaining expenses associated with the program will be incurred by the second quarter of 2017.

Total orders for railcars in the third quarter of 2016 were 620 units compared to 1,008 units ordered in the third quarter of 2015. Orders for the third quarter of 2016 consisted of 520 new railcars and 100 leased railcars while all of the orders for the third quarter of 2015 were for new railcars. Railcar deliveries totaled 1,214 units, consisting of 1,213 new railcars and 1 leased railcar, in the third quarter of 2016 compared to 2,846 units, consisting of 2,076 new railcars and 770 rebuilt railcars, in the third quarter of 2015. Total backlog of unfilled orders was 5,613 units at September 30, 2016, compared to 9,840 units at December 31, 2015. Our backlog as of September 30, 2016 and December 31, 2015 included a variety of railcar types almost all of which were orders for non-coal cars. The estimated sales value of the backlog was $557 million and $926 million, respectively, as of September 30, 2016 and December 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Revenues

Our consolidated revenues for the three months ended September 30, 2016 were $113.5 million compared to $241.1 million for the three months ended September 30, 2015. Manufacturing segment revenues for the third quarter of 2016 were $112.0 million compared to $233.3 million for the third quarter of 2015. The decrease in Manufacturing segment revenues for the 2016 period compared to the 2015 period reflects the 57% decrease in the number of railcars delivered, partially offset by a higher mix of new versus rebuilt railcars. Corporate and Other revenues for the three months ended September 30, 2016 were $1.5 million compared to $7.8 million for the three months ended September 30, 2015, which included revenue from our sold repair and maintenance business.

Gross Profit

Our consolidated gross profit margin was 8.4% for the three months ended September 30, 2016 compared to 12.1% for the three months ended September 30, 2015. Our consolidated gross profit for the three months ended September 30, 2016 was $9.5 million compared to $29.1 million for the three months ended September 30, 2015, reflecting decreases in gross profit from our Manufacturing segment of $19.3 million and decreases in gross profit from Corporate and Other of $0.3 million. The 57% decline in railcar deliveries in 2016 contributed $16.2 million of the decrease in gross profit in our Manufacturing segment while an unfavorable sales mix of the cars sold, including production inefficiencies, contributed $4.3 million towards the decline. Product warranty costs were $1.3 million lower for the three months ended September 30, 2016. The decrease in gross profit for Corporate and Other for the third quarter of 2016 compared to the third quarter of 2015 primarily reflects the sale of our repair and maintenance business which was partially offset by a $0.8 million decrease in postretirement benefit plan costs due to the settlement with our hourly retirees.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2016 were $8.0 million compared to $10.7 million for the three months ended September 30, 2015. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2016 were $2.4 million compared to $2.9 million for the three months ended September 30, 2015 primarily due to lower third-party sales commissions. Corporate and Other selling, general and administrative expenses were $5.6 million for the three months ended September 30, 2016 compared to $7.8 million for the three months ended September 30, 2015. The decrease in Corporate and Other selling, general and administrative expenses reflected $1.3 million in lower incentive compensation, $0.4 million in lower stock-based compensation and a $0.5 million reduction in legal costs.

Gain on Sale of Railcar Repair and Maintenance Services Business and Facility

On September 30, 2015, we sold our railcar repair and maintenance services business for an aggregate purchase price of $20.0 million. As a result of the sale, we recorded a pre-tax gain of $4.6 million for the three months ended September 30, 2015.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce will be eliminated, our Johnstown administrative facility will be closed and certain discretionary spending will be reduced. During the three months ended September 30, 2016, we recorded restructuring and impairment charges of $1.5 million. These charges consisted of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $0.2 million.

Operating (Loss) Income

Our consolidated operating loss for the three months ended September 30, 2016 was $0.1 million compared to operating income of $22.9 million for the three months ended September 30, 2015. Operating income for the Manufacturing segment was $7.0 million for the three months ended September 30, 2016 compared to $25.8 million for the three months ended September 30, 2015, reflecting the decrease in Manufacturing segment gross profit, which was partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $7.0 million for the three months ended September 30, 2016 compared to $2.9 million for the three months ended September 30, 2015. The increase in Corporate and Other operating loss was primarily due to the gain on sale of the railcar repair and maintenance services business of $4.6 million included in the 2015 period and restructuring and impairment charges of $1.5 million included in the 2016 period, which were partially offset by decreases in Corporate and other selling, general and administrative expenses of $2.3 million for the 2016 period.

Income Taxes

Our income tax benefit was $0.1 million for the three months ended September 30, 2016 compared to an income tax provision of $8.0 million for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 175.7% compared to 35.2% for the three months ended September 30, 2015. During periods of low income before taxes, changes in the full-year forecasted effective tax rate have a significant impact on the effective tax rate for the quarter.

Net Income

As a result of the foregoing, our net income was $0.1 million for the three months ended September 30, 2016 compared to $14.8 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our diluted earnings per share was $0.00 compared to $1.20 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Revenues

Our consolidated revenues for the nine months ended September 30, 2016 were $388.2 million compared to $569.6 million for the nine months ended September 30, 2015. Manufacturing segment revenues for the nine months ended September 30, 2016 were $382.3 million compared to $545.4 million for the comparable period of 2015. Our Manufacturing segment delivered 4,195 units, consisting of 4,194 new railcars and 1 leased railcar, for the nine months ended September 30, 2016, compared to 6,516 units, consisting of 4,588 new railcars and 1,928 rebuilt railcars, for the nine months ended September 30, 2015. The decrease in Manufacturing segment revenues for the 2016 period compared to the 2015 period reflects the 36% decrease in the number of railcars delivered, partially offset by a higher mix of new versus rebuilt railcars. Corporate and Other revenues for the nine months ended September 30, 2016 were $6.0 million compared to $24.1 million for the nine months ended September 30, 2015, which included revenue from our sold repair and maintenance business.

Gross Profit

Our consolidated gross profit margin was 8.6% for the nine months ended September 30, 2016 compared to 9.7% for the nine months ended September 30, 2015. Our consolidated gross profit for the nine months ended September 30, 2016 was $33.5 million compared to $55.4 million for the nine months ended September 30, 2015, reflecting a decrease in gross profit from our Manufacturing segment of $19.7 million and a decrease in gross profit from Corporate and Other of $2.3 million. The 36% decline in railcar deliveries in 2016 contributed a $23.2 million decrease in gross profit in our Manufacturing segment while a favorable sales mix of the cars sold, net of production inefficiencies, contributed a $1.7 million increase in gross profit in our Manufacturing segment. Product warranty costs were $1.9 million lower for the nine months ended September 30, 2016. The decrease in gross profit for Corporate and Other for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflects the sale of the Company’s repair and maintenance business which was partially offset by a $1.7 million decrease in postretirement benefit plan costs due to the settlement with our hourly retirees.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2016 were $27.3 million compared to $30.5 million for the nine months ended September 30, 2015. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2016 were $8.3 million compared to $9.4 million for the nine months ended September 30, 2015 primarily due to lower third-party sales commissions of $0.9 million. Corporate and Other selling, general and administrative expenses were $19.0 million for the nine months ended September 30, 2016 compared to $21.1 million for the nine months ended September 30, 2015. The decrease in Corporate and Other selling, general administrative expenses reflected $2.7 million in lower incentive compensation, $0.9 million in lower stock-based compensation, $0.6 million in higher professional services costs, $0.5 million in higher state franchise taxes and $0.3 million in higher computer expenses.

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

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million. See Note 14 to the condensed consolidated financial statements.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce will be eliminated, our Johnstown administrative facility will be closed and certain discretionary spending will be reduced. During the nine months ended September 30, 2016, we recorded restructuring and impairment charges of $1.5 million. These charges consisted of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $0.2 million.

Operating Income

Our consolidated operating income for the nine months ended September 30, 2016 was $18.9 million compared to $30.7 million for the nine months ended September 30, 2015. Operating income for the Manufacturing segment was $25.2 million for the nine months ended September 30, 2016 compared to $44.9 million for the nine months ended September 30, 2015, reflecting the decrease in Manufacturing segment gross profit and the decrease in Manufacturing segment gain on sale of railcars available for lease, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $6.2 million for the nine months ended September 30, 2016 compared to $14.2 million for the nine months ended September 30, 2015, reflecting the gain on settlement of postretirement benefit obligation and the decrease in Corporate and Other selling and administrative expenses, which were partially offset by the decrease in Corporate and Other gross profit.

Income Taxes

Our income tax provision was $6.7 million for the nine months ended September 30, 2016 compared to $10.5 million for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 35.3% compared to 34.2% for the nine months ended September 30, 2015. The increase in the effective tax rate was due to certain tax credits not expected to recur at the same level in 2016, partially offset by a lower state blended rate in the 2016 period.

Net Income

As a result of the foregoing, our net income was $12.3 million for the nine months ended September 30, 2016 compared to $20.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our diluted earnings per share was $0.99 compared to $1.64 for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2016 and 2015, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

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

The Original Credit Agreement, as amended by the First Amendment (the “Credit Agreement”), contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of September 30, 2016, we had no borrowings under the Revolving Credit Facility. As of September 30, 2016 we had $6.0 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.0 million available for borrowing under the Revolving Credit Facility. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2015, we had $6.9 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.1 million available for borrowing under the Revolving Credit Facility. As of December 31, 2015, we had no borrowings under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $6.0 million as of September 30, 2016 and $6.9 million as of December 31, 2015, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash and restricted certificates of deposit balance as of September 30, 2016 compared to December 31, 2015 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of September 30, 2016 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

As of December 31, 2015, our benefit obligation under our postretirement benefit plan was $72.9 million, which exceeded the fair value of plan assets by $72.9 million. We made contributions to our postretirement benefit plan of $0.3 million for salaried retirees for the nine months ended September 30, 2016 and expect to make $0.4 million in contributions (including contributions already made) to our postretirement benefit plan in 2016 for salaried retirees. As a result of the previously described $31.6 million settlement payment, we have no further postretirement benefit obligation for hourly retirees. As of September 30, 2016, our benefit obligation under our postretirement benefit plan was $7.6 million for salaried retirees.

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce will be eliminated, our Johnstown administrative facility will be closed and certain discretionary spending will be reduced. The total estimated costs of implementing this program are approximately $4 million, including approximately $2.5 million of employee-related costs and approximately $1.3 million of asset impairments. We currently estimate that the full annualized cost savings resulting from this restructuring program will be approximately $5 million when fully implemented. We expect to fund the required cash needs from cash flow from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$62,595	$9,894	$19,933	$20,593	$12,175
Material and component purchases	10,997	6,770	4,227	—	—

Total	$73,592	$16,664	$24,160	$20,593	$12,175

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $4.5 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2016 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(54,643)	$(61,013)
Investing activities	(143)	41,941
Financing activities	(3,496)	537

Total	$(58,282)	$(18,535)

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

Our net cash used in operating activities for the nine months ended September 30, 2016 was $54.6 million compared to $61.0 million for the nine months ended September 30, 2015. Net cash used in operating activities for the nine months ended September 30, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. Net cash used in operating activities for the nine months ended September 30, 2016 also reflects increases in working capital, including a $29.0 million increase in inventory. Inventory increased primarily due to an additional $12.4 million in finished or substantially finished railcars that were not yet delivered to customers and higher on-hand inventory due to production schedule changes. Accounts payable declined despite the increased inventory levels due to the timing of payments to suppliers and due to lower purchase levels later in the quarter. Net cash used in operating activities for the nine months ended September 30, 2015 was driven primarily by an increase in working capital, including a $63.5 million increase in inventory. The increase in inventory for the nine months ended September 30, 2015 included increases to support higher production levels and $2.8 million in finished railcars that were not yet delivered to customers. Net cash used in operating activities for the nine months ended September 30, 2015 also reflects a decrease in customer deposits of $33.3 million, reflecting the delivery of railcars during 2015 for which advance payments were received from customers during the fourth quarter of 2014.

Investing Activities. Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $41.9 million for the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2016 included purchases of property, plant and equipment of $13.1 million, which were offset by proceeds from maturity of securities of $12.0 million and maturity of restricted certificates of deposit (net of purchases) of $0.9 million. Net cash provided by investing activities for the nine months ended September 30, 2015 included proceeds from sale of our railcar repair and maintenance services business of $17.6 million, maturity of securities (net of purchases) of $18.0 million, proceeds from sale of railcars available for lease of $7.7 million and state and local incentives received of $15.7 million, which were partially offset by purchases of restricted certificates of deposit of $0.9 million (net of maturities) and purchases of property, plant and equipment of $16.2 million.

Financing Activities. Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2016 primarily included cash dividends paid to our stockholders of $3.3 million. Net cash provided by financing activities for the nine months ended September 30, 2015 included proceeds from exercise of employee stock options of $4.9 million, which were partially offset by cash dividends paid to our stockholders of $3.3 million.

Capital Expenditures

Our capital expenditures were $13.1 million in the nine months ended September 30, 2016 compared to $16.2 million in the nine months ended September 30, 2015. Capital expenditures were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures will be approximately $14.3 million for 2016 (including amounts already paid).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2016, we had $6.0 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.0 million available for borrowing under the Revolving Credit Facility.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC amended the complaints, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed Inter Partes Review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In June 2015, the parties began conducting the first phase of fact discovery, which concluded on August 9, 2016. On September 26 and 28, 2016, the PTAB granted IPR petitions and instituted trials on all asserted claims for both patents. Both trials are expected to conclude on or before September 30, 2017. The Company recently filed a motion to stay the district court litigation in order to allow the IPR trials to run their course. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

FREIGHTCAR AMERICA, INC.

Date: November 1, 2016	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document