Form 10-K
period 2016-12-31
FreightCar America, Inc.
filed 2017-03-03
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was $169.0 million, based on the closing price of $14.05 per share on the Nasdaq Global Market.

As of February 24, 2017, there were 12,400,614 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2016.	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including open top hoppers, covered hoppers, and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types as we continue to diversify our product portfolio away from coal cars. We believe we are the leading manufacturer of aluminum-bodied railcars including coal cars in North America, based on the number of railcars delivered.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and additional production capacity became operational during the second quarter of 2015. Our Roanoke facility has the capacity to build a variety of railcar types in a cost effective manner and will continue to support our coal car products when market conditions improve. Our Danville facility resumed production in June 2014 after being idled for 14 months and, given the challenged coal market, operations there were again significantly curtailed in 2016. In light of the current cyclical downturn in the railcar industry and the challenged coal market, we will be idling our Danville facility for railcar production effective March 31, 2017.

We lease freight cars through our JAIX Leasing Company subsidiary. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future. We also refurbish and rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.

Our primary customers are railroads, shippers and financial institutions, which represented 45%, 30% and 23%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2016. In the year ended December 31, 2016, we delivered 5,559 railcars, including 43 coal cars, which compared to 8,980 railcars, including 3,395 coal cars, delivered in the year ended December 31, 2015. Our deliveries for the year ended December 31, 2016 included 227 rebuilt railcars compared to 2,600 rebuilt railcars delivered in 2015. Our total backlog of firm orders for railcars decreased from 9,840 railcars as of December 31, 2015 to 4,259 railcars as of December 31, 2016.    Our backlog as of December 31, 2016 includes a variety of railcar types, all of which were orders for non-coal cars. The estimated sales value of our backlog is $419 million as of December 31, 2016.

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

In the last five years, we have added 33 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; coil gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab, ribbon rail and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years. We rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Many of our railcars are produced using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity, but weighs significantly less than traditional multiple-piece center sills. In addition to railcars designed for use in North America, we have manufactured railcars for export to Latin America and the Middle East. Railroads outside of North America are constructed with a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter our manufacturing specifications accordingly.

Any of the railcar types listed below may be further developed to meet the characteristics of the materials being transported and customer specifications.

•	VersaFlood Hopper Cars. The VersaFlood™ product series offers versatile design options for transportation of aggregates, sand or minerals. Our VersaFlood™ series open-top hopper railcars include steel, stainless steel or hybrid steel and aluminum-bodied designs equipped with three-pocket (transverse gate) or two-pocket (longitudinal gate) discharge door systems with manual, independent or fully automatic door operation.

•	Covered Hopper Cars. Our covered hopper railcar product offerings encompass a wide range of cubic foot (cf) capacity designs for shipping dry bulk commodities of varying densities including: 3,282 cf covered hopper cars for cement, sand and roofing granules; 4,300 cf covered hopper cars for potash or similar commodities; 5,200 cf and 5,400 cf covered hopper cars for grain and other agricultural products; and 5,800 cf and 6,250 cf covered hopper cars for plastic pellets.

•	Dynastack Series. Our intermodal doublestack railcar product offerings include a stand-alone 40 foot well car, the DynaStack® articulated, 5-unit, 40 foot and the DynaStack® articulated 3-unit, 53 foot well cars for transportation of international and domestic containers.

•	Boxcars. Our high capacity boxcar railcar product offerings, featuring inside length of 50’ and 60’9”, double plug doors, galvanized steel roof panels and nailable steel floors, primarily designed for transporting paper products, paper rolls, lumber and wood products and foodstuffs.

•	Aluminum Coal Cars. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

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

•	Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood and BethGon coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life. Our coal car product offerings include aluminum-bodied flat-bottom gondola railcars and steel or stainless steel-bodied triple hopper railcars for coal, metallurgical coke and petroleum coke service.

•	Steel Products Cars. Our portfolio of railcar types also includes 52’ and 66’ mill gondola railcars used to transport steel products and scrap; slab, hot slab and coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively.

•	Other Railcar Types. Our other railcar types include non-intermodal flat railcars and bulkhead flat railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), wood and forest products and other bulk industrial products; woodchip hopper and gondola railcars designed to haul woodchips and municipal waste or other low-density commodities; and a variety of non-coal carrying open top hopper railcars designed to carry ballast, iron ore, taconite pellets and other bulk commodities; the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; and the articulated bulk container railcar designed to carry dense bulk products such as waste products in 20 foot containers.

MANUFACTURING

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our facilities are each certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013 and provides a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars. During 2015, we expanded our Shoals facility to add additional production capacity to meet demand for our new types of railcars. On February 27, 2017, we announced that our Danville facility would be idled for railcar production effective March 31, 2017.

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

Our customer base consists mostly of North American railroads, shippers and financial institutions. We believe that our customers’ preference for reliable, high-quality products, the relatively high cost for customers to switch manufacturers, our technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2016, revenue from three customers, CIT Rail, Norfolk Southern Railway Company and ECN Capital Corporation, accounted for approximately 23%, 16% and 15%, respectively, of total revenue. In 2016, sales to our top five customers accounted for approximately 73% of total revenue. In 2015, revenue from three customers, Norfolk Southern Railway Company, CSX Transportation Inc. and CIT Rail, accounted for approximately 22%, 19% and 10%, respectively, of total revenue. In 2015, sales to our top five customers accounted for approximately 64% of total revenue. Our railcar sales to customers outside the United States were $34.0 million and $62.6 million in 2016 and 2015, respectively. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Year Ended December 31,
	2016	2015	2014
Railcar backlog at start of period	9,840	14,791	6,826
Railcars delivered	(5,559)	(8,980)	(7,102)
Net railcar orders (canceled) received	(22)	4,029	15,067

Railcar backlog at end of period (1)	4,259	9,840	14,791

Estimated revenue from backlog at end of period (in thousands) (2)	$419,381	$925,977	$1,268,907

(1)	Railcar backlog includes 0, 0 and 2,600 rebuilt railcars as of December 31, 2016, 2015 and 2014, respectively.
(2)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary component suppliers include Amsted Industries, Inc., which supplies us with truck components, brake components, couplers and bearings, and Summit Railroad Products, Inc., which supplies us with axles and wheels. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 73% and 77% of our new railcars produced in 2016 and 2015, respectively. A center sill is the primary structural component of a railcar. In addition, International Truck and Engine Investments Corporation, an affiliate of Navistar, Inc., supplies us with various fabricated parts, components and subassemblies as well as providing truck and wheel and axle assembly services and blast and paint finishing services primarily for our Shoals facility. Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components.    No single supplier accounted for more than 24% and 16% of our total purchases in 2016 and 2015, respectively. Our top ten suppliers accounted for 67% and 58% of our total purchases in 2016 and 2015, respectively.

COMPETITION

We operate in a highly competitive marketplace especially in periods of low market demand resulting in excess manufacturing capacity. See Item 1A Risk Factors. Competition is based on price, delivery timing, product design, reputation for product quality and customer service and support.

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

EMPLOYEES

As of December 31, 2016, we had 1,529 employees, of whom 241 were salaried and 1,288 were hourly wage earners, and approximately 537, or 35%, of our employees were members of unions. As of December 31, 2015, we had 1,662 employees, of whom 233 were salaried and 1,429 were hourly wage earners, and approximately 381, or 23%, of our employees were members of unions. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

REGULATION

The Federal Railroad Administration, or FRA, administers and enforces U.S. federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for freight railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to freight railcars in interchange and other matters. The AAR also certifies freight railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States as well as providers of railcar repair and maintenance services. New products must generally undergo AAR testing and approval processes. As a result of these regulations, we must maintain certifications with the AAR as a freight railcar manufacturer and products that we sell must meet AAR and FRA standards.

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

Historically, the North American railcar market has been highly cyclical and we expect it to continue to be highly cyclical. During the most recent industry cycle, industry-wide railcar deliveries increased from a low of 16,535 railcars in 2010 to a peak of 82,296 railcars in 2015. During this period, our railcar production increased from approximately 2,229 railcars in 2010 to 8,980 railcars in 2015. Our industry and the markets for which we supply railcars are influenced by factors that are beyond our control, including U.S. and international economic conditions. Downturns in economic conditions could result in lower sales volumes, lower prices for railcars and a loss of profits. The cyclicality of the markets in which we operate may adversely affect our operating results and cash flow. In addition, fluctuations in the demand for our railcars may cause comparisons of our sales and operating results between different fiscal years to be less meaningful as indicators of our future performance.

We operate in a competitive industry and we may be unable to compete successfully against other railcar manufacturers.

We operate in a competitive marketplace especially in periods of low market demand resulting in excess manufacturing capacity and face substantial competition from established competitors in the railcar industry in North America. We have four principal competitors that primarily manufacture railcars for third-party customers. Some of these manufacturers have greater financial and technological resources than us, and they may increase their participation in the railcar segments in which we compete. In addition to price, competition is based on delivery timing, product performance and technological innovation, quality, customer service and other factors. In particular, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and impair our ability to compete successfully against other railcar manufacturers or retain our market share in our established markets. Increased competition for the sales of our railcar products could result in price reductions, reduced margins and loss of market share, which could negatively affect our prospects, business, financial condition and results of operations.

We depend upon a small number of customers that represent a large percentage of our sales. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales accounted for, in the aggregate, approximately 58% of our total sales for the five-year period. In 2016, sales to our top three customers accounted for approximately 23%, 16% and 15%, respectively, of our total sales. In 2015, sales to our top three customers accounted for approximately 22%, 19% and 10%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

We define backlog as the sales value of products or services to which our customers have committed in writing to purchase from us or lease from us when built, that have not yet been recognized as revenue. In this annual report on Form 10-K, we have disclosed our backlog, or the number of railcars for which we have purchase orders or firm operating leases for railcars to be built, in various periods and the estimated sales value (in dollars) that would be attributable to this backlog once the backlog is converted to actual sales. We consider backlog to be an indicator of future sales of railcars. However, our reported backlog may not be converted into sales in any particular period, if at all, and the actual sales (including any compensation for lost profits and reimbursement for costs) from such contracts may not equal our reported estimates of backlog value. Customer orders may be subject to cancellation, inspection rights and other customary industry terms, and delivery dates may be subject to delay, thereby extending the date on which we will deliver the associated railcars and realize revenues attributable to such railcar backlog or could prevent the backlog from being converted to sales.

Our warranties may expose us to potentially significant claims, which may damage our reputation and adversely affect our business, financial condition and results of operations.

We generally warrant that new railcars produced by us will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. Accordingly, we may be subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in property damage, personal injury or death, or does not conform to our customers’ specifications. Although we currently maintain product liability insurance coverage, product liability claims, if made, may exceed our insurance coverage limits or insurance may not continue to be available on commercially acceptable terms, if at all. These types of product liability and warranty claims may result in costly product recalls, significant repair costs and damage to our reputation, all of which could adversely affect our results of operations. This risk may increase over the short-term due to our limited warranty claim experience for our new product offerings.

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

As of December 31, 2016, we had a collective bargaining agreement with a union representing approximately 26% of our total active labor force that expires on March 31, 2017 and a collective bargaining agreement with a union representing approximately 10% of our total active labor force that expires on October 31, 2018. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the new railcars that we produced in 2016 and 2015, 73% and 77%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

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

The Company may be unable to renew its lease arrangements at its manufacturing facilities at commercially acceptable terms

Two of our manufacturing facilities are leased from third parties. As each lease expires, we may be unable to negotiate renewals on commercially acceptable terms. Failure to renew our leases at commercially acceptable terms could have a potential adverse impact on our operations.

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

We are subject to risks with respect to changes in U.S. tax law and rates.

As a result of recent changes in the U.S. government, tax reform may be enacted in the near future. These changes could include a reduction in the U.S. corporate tax rate, elimination of certain deductions and a border tax adjustment.     We cannot predict whether or not any of these tax reform proposals will ultimately be adopted and, until the details of each proposal have been developed and reviewed, we cannot determine the impact of the proposed legislation on our tax expense. However, any changes could have a significant impact on the Company’s business and financial results depending upon the final legislation.

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

Since our initial public offering in April 2005 until December 31, 2016, the trading price of our common stock ranged from a low of $10.87 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2016:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar assembly and component manufacturing	Cherokee, Alabama	772,828 square feet	Leased	December 31, 2021

Administrative	Johnstown, Pennsylvania	29,500 square feet on 1.02 acres of land	Owned	—

Parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of February 7, 2017, there were approximately 91 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2015, as reported on the Nasdaq Global Market.

	Common Stock Price		Dividend
	High	Low	Declared
2016
Fourth Quarter	$15.35	$10.90	$0.09
Third Quarter	$15.42	$13.47	$0.09
Second Quarter	$17.64	$13.09	$0.09
First Quarter	$19.83	$14.87	$0.09

2015
Fourth Quarter	$24.48	$16.93	$0.09
Third Quarter	$22.94	$16.99	$0.09
Second Quarter	$31.59	$20.88	$0.09
First Quarter	$31.78	$22.67	$0.09

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law. On February 6, 2017, our board of directors declared a cash dividend of $0.09 per share of our common stock, payable on February 22, 2017, to shareholders of record at the close of business on February 16, 2017.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2012 through December 31, 2016 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2011	2012	2012	2013	2013	2014	2014	2015	2015	2016	2016
FreightCar America, Inc.	100.00	110.21	108.24	82.52	130.06	122.97	129.74	103.67	97.25	71.12	76.49
NASDAQ Market Index	100.00	113.28	117.45	133.23	164.57	174.75	188.84	199.97	201.98	196.62	219.89
DJ Transportation Index	100.00	104.62	107.49	125.90	151.96	169.54	190.07	169.33	158.82	158.97	193.53

Item 6. Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2016 was derived from our audited consolidated financial statements and other operational information reported on                Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except for share and per share data and railcar amounts)

	Year Ended December 31,
Statements of Operations Data	2016	2015	2014	2013	2012
Revenues	$523,731	$772,854	$598,518	$290,393	$677,449
Gross profit	40,179	82,661	42,343	13,225	64,986
Selling, general and administrative expense	36,376	41,663	35,317	27,464	32,736
Gain on sale of railcars available for lease	—	(1,187)	(1,403)	(604)	(989)
Gain on sale of railcar repair and maintenance services business and facility	—	(4,578)	(1,078)	—	—
Gain on settlement of postretirement benefit obligation, net of plaintiffs’ attorneys’ fees	(14,306)	—	—	—	—
Restructuring and impairment charges	2,261	—	—	10,452	—
Net income (loss)(1)(2)(3)(4)(5)	$12,324	$31,805	$5,904	$(19,295)	$19,095
Weighted average common shares outstanding—basic	12,262,275	12,175,955	12,001,587	11,954,238	11,932,926
Weighted average common shares outstanding—diluted	12,262,275	12,217,755	12,103,520	11,954,238	11,969,337
Per share data:
Net income (loss) per common share —basic	$1.00	$2.59	$0.49	$(1.61)	$1.60
Net income (loss) per common share —diluted	$1.00	$2.58	$0.49	$(1.61)	$1.60
Dividends declared per common share	$0.36	$0.36	$0.24	$0.24	$0.24
Other financial and operating data:
Investment in property, plant and equipment and railcars on operating leases	$13,846	$16,699	$11,802	$17,317	$9,088
Railcars delivered	5,559	8,980	7,102	3,821	8,325
Net railcar (cancellations) orders	(22)	4,029	15,067	7,766	2,903
Railcar backlog at period end	4,259	9,840	14,791	6,826	2,881
Estimated revenue from backlog at period end	$419,381	$925,977	$1,268,907	$492,018	$197,597
Balance sheet data (at period end):
Cash and cash equivalents	$92,750	$83,068	$113,532	$145,506	$98,509
Restricted cash and restricted certificates of deposit	5,970	6,896	6,015	7,780	14,700
Marketable securities	—	26,951	47,961	38,988	41,978
Total assets	339,255	406,904	385,252	417,719	388,565
Total debt, including capital leases	—	—	—	—	—
Total stockholders’ equity	256,914	235,111	198,695	202,535	211,331

(1)	For the year ended December 31, 2016, we recorded a pre-tax gain on a settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees of $14.3 million.
(2)	For the year ended December 31, 2016, we recorded pre-tax restructuring and impairment charges of $2.3 million. See Note 7 to our consolidated financial statements.
(3)	For the year ended December 31, 2015, we recorded a pre-tax gain on the sale of our railcar repair and maintenance services business of $4.6 million.
(4)	For the year ended December 31, 2014, we recorded a pre-tax gain on the sale of our closed railcar repair and maintenance facility of $1.1 million.
(5)	For the year ended December 31, 2013, we recorded pre-tax impairment charges to write down assets at our idled Danville manufacturing facility of $7.6 million, impairment charges to write down assets at our closed Clinton, Indiana maintenance and repair shop of $1.6 million, other charges related to the closure of our Clinton maintenance and repair shop of $303,000 and Corporate severance charges of $1.6 million.

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

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America.

We rebuild railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Between November 2010, when we acquired the business assets of DTE Rail Services, Inc., and September 2015, when we sold our repair and maintenance services business, we provided railcar repair and maintenance for all types of freight railcars. We also lease freight cars. Our primary customers are railroads, shippers and financial institutions.

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. The total estimated costs of implementing this program are approximately $2.7 million, including approximately $1.1 million of employee-related costs and approximately $1.3 million of long-lived asset impairments. We currently estimate that the annualized cost savings resulting from this restructuring program will be approximately $5.0 million when fully implemented.

In connection with our cost reductions program during 2016, we recorded restructuring and impairment charges of $2.3 million, which consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $1.0 million.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. Our Shoals facility delivered its first railcars during the fourth quarter of 2013 and additional production capacity became operational during the second quarter of 2015. Our Roanoke facility has the capacity to build a variety of railcar types in a cost effective manner and will continue to support our coal car products when market conditions improve. Our Danville facility resumed production in June 2014 after being idled for 14 months and, given the challenged coal market, operations there were again significantly curtailed in 2016. Our Danville facility will be idled for railcar production effective March 31, 2017.

In light of the current cyclical downturn in the railcar industry and the challenged coal market, on February 27, 2017 we announced further reductions to our salaried workforce and initiatives to reduce discretionary spending. These actions are expected to be completed by the end of the second quarter of 2017. Total estimated costs to implement these actions are approximately $1.0 million of employee-related costs. We currently estimate that the annualized cost savings resulting from these actions will be approximately $3.0 million when fully implemented.

Railcar deliveries totaled 5,559 units, consisting of 5,332 new railcars and 227 rebuilt railcars, for the year ended December 31, 2016, compared to 8,980 units, consisting of 6,280 new railcars, 2,600 rebuilt railcars and 100 railcars leased, for the year ended December 31, 2015. Our total backlog of firm orders for railcars decreased from 9,840 railcars as of December 31, 2015 to 4,259 railcars as of December 31, 2016.

The Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Parts operating segment is not significant for reporting purposes and has been combined with corporate and other non-operating activities as Corporate and Other.

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Corporate and Other revenue sources include parts sales and, through September 30, 2015, revenues from our repair and maintenance business that was sold in September 2015.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the cost of steel and aluminum and the cost of railcar components, which have been impacted by the increase in industry demand. As we expanded, although we strove to reduce manufacturing costs at our manufacturing facilities, our cost of sales has been negatively impacted by production inefficiencies and idle capacity as we entered into new railcar markets and invested in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2016 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating income (loss)

Operating income (loss) represents revenues less cost of sales, gain on sale of railcars available for lease, gain on sale of railcar repair and maintenance services business, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Revenues

Our consolidated revenues for the year ended December 31, 2016 were $523.7 million compared to $772.9 million for the year ended December 31, 2015. Manufacturing segment revenues for the year ended December 31, 2016 were $516.1 million compared to $745.7 million for the year ended December 31, 2015. The decrease in Manufacturing segment revenues for 2016 compared to 2015 reflects the 38% decrease in the number of railcars delivered, partially offset by a higher mix of new versus rebuilt railcars. Corporate and Other revenues for the year ended December 31, 2016 were $7.7 million compared to $27.1 million for the year ended December 31, 2015, which for the year ended December 31, 2015 included revenue from our repair and maintenance business that was sold in September 2015.

Gross Profit

Our consolidated gross profit margin was 7.7% for the year ended December 31, 2016 compared to 10.7% for the year ended December 31, 2015. Our consolidated gross profit for the year ended December 31, 2016 was $40.2 million compared to $82.7 million for the year ended December 31, 2015, reflecting a decrease in gross profit from our Manufacturing segment of $39.8 million and a decrease in gross profit from Corporate and Other of $2.7 million. The 38% decline in railcar deliveries in 2016 contributed a $38.3 million decrease in gross profit in our Manufacturing segment and production inefficiencies, net of a favorable sales mix of cars sold, contributed to a $2.8 million decrease in gross profit in our Manufacturing segment. Product warranty expense was $1.4 million lower for the year ended December 31, 2016 compared to the same period last year. The decrease in gross profit for Corporate and Other for the year ended December 31, 2016 compared to the year ended December 31, 2015 reflects the sale of the Company’s repair and maintenance business, which was partially offset by a $2.6 million decrease in postretirement benefit plan costs due to the settlement with our hourly retirees.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2016 were $36.4 million compared to $41.7 million for the year ended December 31, 2015. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2016 were $11.5 million compared to $12.3 million for the year ended December 31, 2015 primarily due to lower third-party sales commissions of $0.3 million and lower allocation of certain corporate costs of $0.5 million. Corporate and Other selling, general and administrative expenses were $24.8 million for the year ended December 31, 2016 compared to $29.3 million for the year ended December 31, 2015. The decrease in Corporate and Other selling, general and administrative expenses reflected $4.6 million in lower incentive compensation and $1.0 million in lower stock-based compensation, partially offset by $0.5 million in higher state franchise taxes.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2015 was $1.2 million and represented the gain on sale of leased railcars with a net book value of $6.4 million.    We did not sell any railcars available for lease during 2016.

Gain on Sale of Railcar Repair and Maintenance Services Business and Facility

On September 30, 2015, we sold our railcar repair and maintenance services business for an aggregate purchase price of $20.0 million. As a result of the sale, we recorded a pre-tax gain of $4.6 million for the year ended December 31, 2015.

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million. See Note 14 to the consolidated financial statements.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce would be eliminated, its Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. The total estimated costs of implementing this program are approximately $2.7 million, including approximately $1.1 million of employee-related costs and approximately $1.3 million of long-lived asset impairments. The Company currently estimates that the annualized cost savings resulting from this restructuring program will be approximately $5.0 million when fully implemented.

In connection with our cost reduction program during 2016, we recorded restructuring and impairment charges of $2.3 million, which are reported as a separate line item on our consolidated statements of operations. These charges consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $1.0 million.

In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce and initiatives to reduce discretionary spending. These actions are expected to be completed by the end of the second quarter of 2017. Total estimated costs to implement these actions are approximately $1.0 million of employee-related costs. We currently estimate that the annualized cost savings resulting from these actions will be approximately $3.0 million when fully implemented.

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2016 was $15.8 million compared to $46.8 million for the year ended December 31, 2015. Operating income for the Manufacturing segment was $29.0 million for the year ended December 31, 2016 compared to $69.2 million for the year ended December 31, 2015, reflecting the decrease in Manufacturing segment gross profit described above and the decrease in Manufacturing segment gain on sale of railcars available for lease, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $13.2 million for the year ended December 31, 2016 compared to $22.4 million for the year ended December 31, 2015, reflecting the gain on settlement of postretirement benefit obligation and the decrease in Corporate and Other selling and administrative expenses, which were partially offset by the decreases in Corporate and Other gross profit and restructuring and impairment charges.

Income Taxes

Our income tax provision was $3.5 million for the year ended December 31, 2016 compared to $14.8 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 21.9% compared to 31.8% for the year ended December 31, 2015. The decrease in our effective tax rate was primarily due to decreases in prior period tax positions, partially offset by certain tax credits not recurring at the same level in 2016 as in 2015.

Net Income

As a result of the foregoing, our net income was $12.3 million for the year ended December 31, 2016 compared to $31.8 million for the year ended December 31, 2015. For the year ended December 31, 2016, our diluted net income per share were $1.00 compared to $2.58 for the year ended December 31, 2015.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Revenues

Our consolidated revenues for the year ended December 31, 2015 were $772.9 million compared to $598.5 million for the year ended December 31, 2014. Manufacturing segment revenues for the year ended December 31, 2015 were $745.7 million compared to $562.7 million for the year ended December 31, 2014. The increase in Manufacturing segment revenues reflects the increase in the number of railcars delivered, a higher mix of new versus rebuilt railcars and changes in the product mix of new railcars. Our Manufacturing segment delivered 8,980 units, consisting of 6,280 new railcars, 2,600 rebuilt railcars and 100 railcars leased, for the year ended December 31, 2015, compared to 7,102 units, consisting of 3,937 new railcars, 3,090 rebuilt railcars and 75 railcars leased, for the year ended December 31, 2014.    Manufacturing segment revenues for the year ended December 31, 2014 included the sale of 274 leased railcars, of which 74 were delivered during 2014 and 200 were delivered in 2013. Corporate and Other revenues for the year ended December 31, 2015 were $27.1 million compared to $35.8 million for the year ended December 31, 2014. The decrease in Corporate and other revenues for 2015 compared to 2014 reflects the sale of our repair and maintenance business on September 30, 2015.

Gross Profit

Our consolidated gross profit margin was 10.7% for the year ended December 31, 2015 compared to 7.1% for the year ended December 31, 2014. Our consolidated gross profit for the year ended December 31, 2015 was $82.7 million compared to $42.3 million for the year ended December 31, 2014, reflecting increases in gross profit from our Manufacturing segment of $38.5 million and gross profit from Corporate and other of $1.8 million. The increase in gross profit for our Manufacturing segment reflected the increase in deliveries, a higher mix of new versus rebuilt railcars, changes in the product mix of new railcars and improvement in production efficiencies. Gross profit for our Manufacturing segment for the year ended December 31, 2015 included approximately $2.3 million of costs associated with the ramp up of the additional production capacity at our Shoals facility. Manufacturing segment gross profit for the year ended December 31, 2014 included costs associated with the ramp up of production volumes at Shoals, carrying costs associated with our idled Danville facility and incremental costs associated with the restart of production at Danville, which together totaled $6.5 million. Manufacturing segment gross profit for the year ended December 31, 2014 also included the impact of multiple weather-related production shutdowns, supply disruptions and related inefficiencies totaling $1.9 million and a $0.8 million expense recorded to settle a warranty claim.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2015 were $41.7 million compared to $35.3 million for the year ended December 31, 2014. Selling, general and administrative expenses for the year ended December 31, 2015 included increases in third-party sales commissions, salaries and wages, incentive compensation and legal costs. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2015 were $12.3 million compared to $11.0 million for the year ended December 31, 2014 primarily due to higher third-party sales commissions and salaries and wages. Corporate and Other selling, general and administrative expenses were $29.3 million for the year ended December 31, 2015 compared to $24.3 million for the year ended December 31, 2014. The increase in Corporate and Other selling, general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014, reflected increases in incentive compensation, salaries and wages and legal costs, which were partially offset by decreases in selling, general and administrative expenses due to the sale of our repair and maintenance business.

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

Gain on Sale of Railcar Repair and Maintenance Services Business and Facility

On September 30, 2015, we sold our railcar repair and maintenance services business for an aggregate purchase price of $20.0 million. The sale included assets of FreightCar Rail Services, LLC (“FCRS”), which operated our railcar repair and maintenance services business, and FreightCar Short Line, Inc. (“FCSL”), which owned a short-line railway. On September 30, 2015, $2.0 million of the aggregate purchase price was placed into escrow in order to secure the indemnification obligations of FCRS and FCSL under the asset purchase agreement relating to the sale and $0.4 million was used to pay certain liabilities of FCRS and FCSL, resulting in cash proceeds to us of $17.6 million. As a result of the sale, we recorded a pre-tax gain of $4.6 million for the year ended December 31, 2015.

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

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2015 was $46.8 million compared to $9.5 million for the year ended December 31, 2014. Operating income for the Manufacturing segment was $69.2 million for the year ended December 31, 2015 compared to $32.2 million for the year ended December 31, 2014, reflecting the increase in Manufacturing segment gross profit, which was partially offset by the increase in Manufacturing segment selling, general and administrative expenses and the decrease in Manufacturing segment gain on sale of railcars available for lease. Corporate and Other operating loss was $22.4 million for the year ended December 31, 2015 compared to an operating loss of $22.6 million for the year ended December 31, 2014 reflecting an increase in operating income from repair and maintenance services of $5.1 million (primarily related to the gain on sale or our repair and maintenance business), which was partially offset by an increase in corporate costs of $5.0 million (primarily increases in incentive compensation, salaries and wages and legal costs).

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

Net Income

As a result of the foregoing, our net income was $31.8 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. For the year ended December 31, 2015, our diluted net income per share was $2.58 compared to $0.49 for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2016 and 2015, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities.

On June 13, 2016, we entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among us and certain of our subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”). The First Amendment amended the Credit Agreement, dated as of July 26, 2013 (the “Original Credit Agreement”), by and among the Borrowers and the Bank in order to, among other things: (1) extend the term of the Original Credit Agreement to July 26, 2019; and (2) replace the negative covenant requiring a minimum consolidated net liquidity of $35.0 million with a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00. The Original Credit Agreement, as amended by the First Amendment (the “Credit Agreement”), contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time.    The Revolving Credit Facility can be used for general corporate purposes, including working capital. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default. As of December 31, 2016 and 2015, we had no borrowings under the Revolving Credit Facility (as in effect on such date). As of December 31, 2016 and 2015, we had $5.7 million and $6.9 million, respectively, in outstanding letters of credit under the Revolving Credit Facility (as in effect on such date) and therefore had $44.3 million and $43.1 million, respectively, available for borrowing under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $6.0 million as of December 31, 2016 and $6.9 million as of December 31, 2015, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of December 31, 2016 compared to December 31, 2015 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of December 31, 2016 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our operating cash flows and our cash balances, together with amounts available under our revolving credit facility, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plans are now frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2016, our benefit obligation under our defined benefit pension plans was $53.3 million, which exceeded the fair value of plan assets by $6.8 million. We made no contributions to our defined benefit pension plans during 2016 and are not required to make any contributions to our defined benefit pension plans in 2017. The Pension Protection Act of 2006 provides for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as minimum funding levels. Our defined benefit pension plans are in compliance with the minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Assuming that the plans are fully funded as that term is defined in the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis.

A substantial portion of our $72.9 million postretirement benefit plan obligation as of December 31, 2015 related to an expired settlement agreement with the union representing employees at our and our predecessors’ Johnstown manufacturing facilities. On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees, resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million). As of December 31, 2016, our benefit obligation under our postretirement benefit plan was $6.2 million, which exceeded the fair value of plan assets by $6.2 million. We made contributions to our postretirement benefit plan of $0.5 million for salaried retirees during 2016 and expect to make $0.4 million in contributions to our postretirement benefit plan in 2017 for salaried retirees. As a result of the settlement payment, we have no further postretirement benefit obligation for hourly retirees.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$59,411	$9,167	$20,006	$20,557	$9,681
Material and component purchases	8,048	8,048	—	—	—

Total	$67,459	$17,215	$20,006	$20,557	$9,681

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $1.5 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at December 31, 2016 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plan as described above.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$215	$(65,685)	$(6,026)
Investing activities	14,083	35,732	(3,206)
Financing activities	(4,616)	(511)	(22,742)

Total	$9,682	$(30,464)	$(31,974)

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

Our net cash provided by operating activities for the year ended December 31, 2016 was $0.2 million compared to net cash used in operating activities of $65.7 million for the year ended December 31, 2015. Our net cash provided by operating activities for the year ended December 31, 2016 reflects decreases in working capital, including a $17.1 million decrease in inventory and a $15.9 million decrease in accounts receivable, which were offset by the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. Additionally, at December 31, 2016 we had an income tax receivable of $13.3 million, most of which related to the carryback claim of our 2016 federal net taxable loss, which will be carried back against the 2015 tax year. This amount is expected to be received by the third quarter of 2017. Our net cash used in operating activities for the year ended December 31, 2015 included decreases in customer deposits and other liabilities, increases in accounts receivable and increases in inventory, which were partially offset by our net income and depreciation and amortization charges.    Our net cash used in operating activities for the year ended December 31, 2014 included decreases in customer deposits which were partially offset by changes in working capital and our net income and depreciation and amortization charges.

Investing Activities.    Net cash provided by investing activities for the year ended December 31, 2016 was $14.1 million and included proceeds from maturity of securities of $27.0 million and proceeds from maturity of restricted certificates of deposit (net of purchases) of $1.0 million, which were partially offset by purchases of property, plant and equipment of $13.8 million.

Net cash provided by investing activities for the year ended December 31, 2015 was $35.7 million and included proceeds from maturity of securities (net of purchases) of $21.0 million, proceeds from the sale of our railcar repair and maintenance services business and facility of $17.6 million, state and local incentives received of $15.7 million and proceeds from sale of railcars available for lease of $7.6 million, which were partially offset by purchases of property, plant and equipment of $16.7 million (including $10.9 million of equipment purchases for our Shoals facility), purchases of restricted certificates of deposit of $0.9 million (net of maturities) and the cost of railcars available for lease of $8.7 million.

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

Financing Activities. Net cash used in financing activities for the year ended December 31, 2016 was $4.6 million compared to $0.5 million for the year ended December 31, 2015. Net cash used in financing activities for the year ended December 31, 2016 primarily consisted of $4.5 million of cash dividends paid to our stockholders. Net cash used in financing activities for the year ended December 31, 2015 included $4.4 million of cash dividends paid to our stockholders and a $1.1 million impact of the settlement of employee taxes on stock-based compensation awards, which were partially offset by $4.9 million of proceeds from stock option exercises. Net cash used in financing activities for the year ended December 31, 2014 included the $19.8 million net decrease in a customer advance for production of leased railcars delivered during 2013 for which revenue could not be recognized until all contingencies had been resolved in 2014. Financing activities for 2014 also included $2.9 million of cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $13.8 million for the year ended December 31, 2016 compared to $16.7 million for the year ended December 31, 2015. Capital expenditures were primarily capital investments related to the ramp up of production at our Shoals facility during 2015 and continued investment in equipment and infrastructure for production of new railcar products during 2015 and 2016.

Excluding unforeseen expenditures, we expect that total capital expenditures to maintain our facilities will be between $4 million and $5 million for 2017.

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

Due to the closure of our Johnstown, Pennsylvania administrative facility, we tested the long-lived assets at our Johnstown facility for impairment as of August 1, 2016. The carrying values of property, plant and equipment at our Johnstown facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $1.3 million for the year ended December 31, 2016. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values.

We did not perform an impairment analysis of long-lived assets during 2015 or 2014 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2015 or 2014.

Impairment of goodwill

We assess the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. During our annual goodwill impairment assessments as of August 1, 2016 and 2015, management estimated the value of our Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method and the market approach using the guideline company method. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting.

On August 1, 2016, management performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill on that date, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value as of the testing date. In 2015, there were three reporting units for the purposes of testing goodwill: Manufacturing, Repairs and Maintenance and Parts. For each reporting unit with goodwill (Manufacturing with $21.5 million and Repairs and Maintenance with $0.6 million as of August 1, 2015), we concluded that the estimated fair value of each reporting unit’s net assets exceeded the carrying value as of the dates of our impairment tests for 2015. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

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

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 14% for our August 1, 2016 and 2015, goodwill impairment valuation analyses for our Manufacturing reporting unit. The market approach was used in evaluating goodwill impairment for our Repair and Maintenance reporting unit as of August 1, 2015.

During our annual goodwill impairment assessment as of August 1, 2016, in addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for alternate scenarios. From a sensitivity perspective, the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value even if the WACC used in the discounted cash flow method was increased by one hundred basis points. If market conditions further deteriorate or the Manufacturing reporting unit performance is worse than is currently projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of December 31, 2016, the total goodwill balance of the Manufacturing reporting unit was $21.5 million.

During our annual goodwill impairment assessment as of August 1, 2015, in addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for alternate scenarios, including the impact of a decrease in earnings before income tax margin of one hundred basis points or the impact of a one hundred basis point increase in the WACC used in the discounted cash flow method. We compared the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method in the base case scenario to the alternate scenarios. Each of these alternate scenarios reduced the estimated fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method compared to the estimated fair value of the net assets in our Manufacturing reporting unit in the base case. However, in all scenarios, the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value.

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

In 2016, we assumed that the expected long-term rate of return on pension plan assets on a plan by plan basis would range from 5.30% to 6.12%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(449)	$449

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2016, we determined this rate on our postretirement welfare plan to be 4.21%, a decrease of 0.18% from the 4.39% rate used at December 31, 2015. At December 31, 2016, we determined this rate on our pension plans on a consolidated plan basis to be 4.21%. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$67	$(99)

In October 2016, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2016), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2015) were developed. Scale (MP-2016) results in lower projected mortality improvement than scale (MP-2015). We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted MP-2016 for purposes of measuring our pension and postretirement obligations at December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, we recognized consolidated pre-tax pension (benefit) cost of $0.2 million, $(0.3) million and $0.2 million, respectively. We are not required to make any contributions to our pension plans during 2017. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plans are in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2016, 2015 and 2014, we recognized a consolidated pre-tax postretirement benefit cost (income) of $(14.7) million, $3.7 million and $3.7 million, respectively. Postretirement benefit income includes the pre-tax gain of $15.6 million resulting from the settlement of our postretirement benefit obligation for our hourly retirees by making a one-time payment of $31.7 million during 2016.

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

At December 31, 2016, we had total net deferred tax assets of $4.2 million. Although realization of our net deferred tax assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states in which we operate. At December 31, 2016, we had a valuation allowance of $5.2 million against the tax benefit of net operating loss carryforwards in certain states in which we operate.

Product warranties

Warranty terms are based on the negotiated railcar sales contracts. We generally warrant that new railcars produced by us will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by us in our products, such parts and materials may be covered by the warranty provided by the original manufacturer. We establish a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The amendment in ASU 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, restricted cash and restricted cash equivalents will be included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents will no longer be included in cash flows from investing activities. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for stock compensation. The ASU focuses on income tax accounting, award classification, estimating forfeitures and cash flow presentation. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective prospectively for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

We plan to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Under this method, the guidance will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption. We continue to evaluate the requirements of the standard and their application to our business. We expect revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09, although this could change based on our continued evaluation.

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

Our forward-looking statements are subject to risks and uncertainties, including:

•	the cyclical nature of our business;

•	the competitive nature of our industry;

•	our reliance upon a small number of customers that represent a large percentage of our sales;

•	the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders;

•	the availability and price of used railcars offered for sale and new or used railcars offered for lease;

•	fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials;

•	limitations on the supply of railcar components;

•	international economic and political risks to the extent we expand our sales of products and services internationally;

•	the risk of lack of acceptance of our new railcar offerings by our customers;

•	our reported backlog may not indicate what our future sales will be;

•	potential significant warranty claims;

•	acquisitions may fail to perform to expectations or we may fail to successfully integrate acquired businesses into our existing business;

•	the risk of losing key personnel;

•	shortages of skilled labor;

•	risks relating to our relationship with our unionized employees and their unions;

•	our reliance on a single supplier for our roll-formed center sills;

•	the risk of equipment failures, delays in deliveries or extensive damage to our facilities;

•	the risk that we are unable to renew our lease arrangements at our manufacturing facilities at commercially acceptable terms;

•	the risk of failing to adequately protect our intellectual property;

•	cybersecurity risks relating to our information technology and other systems;

•	our ability to maintain relationships with our suppliers of railcar components;

•	the risk of changes in U.S. tax law and rates;

•	the cost of complying with environmental laws and regulations; and

•	various covenants in the agreements governing our indebtedness that limit our management’s discretion in the operation of our businesses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital.    On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2016, we had $5.7 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.3 million available for borrowing under the Revolving Credit Facility.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FreightCar America, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 3, 2017

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$92,750	$83,068
Restricted cash and restricted certificates of deposit	5,970	6,896
Marketable securities	—	26,951
Accounts receivable, net of allowance for doubtful accounts of $22 and $82, respectively	25,207	39,708
Inventories, net	97,904	115,354
Income taxes receivable	13,283	—
Other current assets	6,056	8,704

Total current assets	241,170	280,681
Property, plant and equipment, net	46,347	42,596
Railcars available for lease, net	24,018	24,729
Goodwill	21,521	21,521
Deferred income taxes, net	4,221	34,722
Other long-term assets	1,978	2,655

Total assets	$339,255	$406,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$34,536	$34,304
Accrued payroll and other employee costs	3,117	8,708
Reserve for worker’s compensation	4,444	4,165
Accrued warranty	8,324	9,239
Customer deposits and deferred revenue	371	8,615
Income taxes payable	9	4,180
Other current liabilities	3,334	3,346

Total current liabilities	54,135	72,557
Accrued pension costs	6,821	6,673
Accrued postretirement benefits, less current portion	5,769	72,497
Deferred income state and local incentives, long-term	11,380	12,190
Accrued taxes and other long-term liabilities	4,236	7,876

Total liabilities	82,341	171,793

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2016 and 2015)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2016 and 2015	127	127
Additional paid in capital	92,025	93,939
Treasury stock, at cost, 351,746 and 402,166 shares at December 31, 2016 and 2015, respectively	(14,583)	(17,516)
Accumulated other comprehensive loss	(8,163)	(21,078)
Retained earnings	187,508	179,639

Total stockholders’ equity	256,914	235,111

Total liabilities and stockholders’ equity	$339,255	$406,904

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$523,731	$772,854	$598,518
Cost of sales	483,552	690,193	556,175

Gross profit	40,179	82,661	42,343
Selling, general and administrative expenses	36,376	41,663	35,317
Gain on sale of railcars available for lease	—	(1,187)	(1,403)
Gain on sale of railcar repair and maintenance services business and facility	—	(4,578)	(1,078)
Gain on settlement of postretirement benefit obligation, net of plaintiffs’ attorneys’ fees	(14,306)	—	—
Restructuring and impairment charges	2,261	—	—

Operating income	15,848	46,763	9,507
Interest expense and deferred financing costs	(171)	(243)	(1,077)
Other income	111	116	42

Income before income taxes	15,788	46,636	8,472
Income tax provision	3,464	14,831	2,568

Net income	$12,324	$31,805	$5,904

Net income per common share—basic	$1.00	$2.59	$0.49

Net income per common share—diluted	$1.00	$2.58	$0.49

Weighted average common shares outstanding—basic	12,262,275	12,175,955	12,001,587

Weighted average common shares outstanding—diluted	12,262,275	12,217,755	12,103,520

Dividends declared per common share	$0.36	$0.36	$0.24

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$12,324	$31,805	$5,904

Other comprehensive income (loss) net of tax:
Pension liability adjustments, net of tax	43	154	(4,160)
Postretirement liability adjustments, net of tax	12,872	2,785	(4,725)

Other comprehensive income (loss)	12,915	2,939	(8,885)

Comprehensive income (loss)	$25,239	$34,744	$(2,981)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, January 1, 2014	12,731,678	$127	$99,265	(682,264)	$(30,970)	$(15,132)	$149,245	$202,535
Net income	—	—	—	—	—	—	5,904	5,904
Other comprehensive loss	—	—	—	—	—	(8,885)	—	(8,885)
Stock options exercised	—	—	(148)	6,610	299	—	—	151
Restricted stock awards	—	—	(1,093)	24,212	1,093	—	—	—
Employee stock settlement	—	—	—	(8,770)	(225)	—	—	(225)
Forfeiture of restricted stock awards	—	—	168	(5,657)	(168)	—	—	—
Stock-based compensation recognized	—	—	2,084	—	—	—	—	2,084
Excess tax benefit from stock-based compensation	—	—	27	—	—	—	—	27
Cash dividends	—	—	—	—	—	—	(2,896)	(2,896)

Balance, December 31, 2014	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	$198,695
Net income	—	—	—	—	—	—	31,805	31,805
Other comprehensive income	—	—	—	—	—	2,939	—	2,939
Stock options exercised	—	—	(5,772)	240,410	10,697	—	—	4,925
Restricted stock awards	—	—	(2,955)	66,017	2,955	—	—	—
Employee stock settlement	—	—	—	(35,989)	(1,052)	—	—	(1,052)
Forfeiture of restricted stock awards	—	—	145	(6,735)	(145)	—	—	—
Stock-based compensation recognized	—	—	2,183	—	—	—	—	2,183
Excess tax benefit from stock-based compensation	—	—	35	—	—	—	—	35
Cash dividends	—	—	—	—	—	—	(4,419)	(4,419)

Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111
Net income	—	—	—	—	—	—	12,324	12,324
Other comprehensive income	—	—	—	—	—	12,915	—	12,915
Restricted stock awards	—	—	(3,431)	80,096	3,431	—	—	—
Employee stock settlement	—	—	—	(4,343)	(78)	—	—	(78)
Forfeiture of restricted stock awards	—	—	420	(25,333)	(420)	—	—	—
Stock-based compensation recognized	—	—	1,149	—	—	—	—	1,149
Deficiency of tax benefit from stock-based compensation	—	—	(52)	—	—	—	—	(52)
Cash dividends	—	—	—	—	—	—	(4,455)	(4,455)

Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$12,324	$31,805	$5,904
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,736	10,028	10,069
Recognition of deferred income from state and local incentives	(2,129)	(1,415)	—
Gain on sale of railcars available for lease	—	(1,187)	(1,403)
Gain on sale of railcar repair and maintenance services business and facility	—	(4,578)	(1,078)
Gain on settlement of postretirement benefit plan obligation	(15,606)	—	—
Deferred income taxes	22,723	(2,679)	1,991
Stock-based compensation recognized	1,149	2,183	2,084
Other non-cash items, net	1,800	1,465	996
Changes in operating assets and liabilities:
Accounts receivable	15,911	(38,398)	(52)
Inventories	17,056	(36,927)	591
Other assets	2,992	(1,642)	(1,142)
Accounts and contractual payables	260	137	16,379
Accrued payroll and employee benefits	(5,589)	2,033	2,465
Income taxes receivable/payable	(12,746)	6,374	(3,957)
Accrued warranty	(915)	497	1,785
Customer deposits and other liabilities	(8,690)	(34,802)	(48,757)
Payment for settlement of postretirement benefit plan obligation	(31,616)	—	—
Accrued pension costs and accrued postretirement benefits	(6,445)	1,421	8,099

Net cash flows provided by (used in) operating activities:	215	(65,685)	(6,026)

Cash flows from investing activities
Restricted cash deposits	—	—	(1,017)
Restricted cash withdrawals	—	—	4,192
Purchase of restricted certificates of deposit	(6,370)	(2,165)	(1,410)
Maturity of restricted certificates of deposit	7,296	1,284	—
Purchase of securities held to maturity	—	(32,944)	(68,956)
Proceeds from maturity of securities	27,001	54,004	60,002
Purchase of property, plant and equipment	(13,846)	(16,699)	(11,802)
Proceeds from sale of property, plant and equipment and railcars available for lease	2	7,654	13,661
Proceeds from sale of railcar repair and maintenance services business and facility	—	17,589	2,124
Cost of railcars available for lease	—	(8,724)	—
State and local incentives received	—	15,733	—

Net cash flows provided by (used in) investing activities:	14,083	35,732	(3,206)

Cash flows from financing activities
Deferred financing costs	(83)	—	—
Stock option exercise	—	4,925	151
Employee stock settlement	(78)	(1,052)	(225)
Excess tax benefit from stock-based compensation	—	35	27
Cash dividends paid to stockholders	(4,455)	(4,419)	(2,896)
Reduction in customer advance for production of leased railcars	—	—	(19,799)

Net cash flows used in financing activities:	(4,616)	(511)	(22,742)

Net increase (decrease) in cash and cash equivalents	9,682	(30,464)	(31,974)
Cash and cash equivalents at beginning of year	83,068	113,532	145,506

Cash and cash equivalents at end of year	$92,750	$83,068	$113,532

Supplemental cash flow information
Interest paid	$83	$109	$78

Income tax refunds received	$4,096	$646	$573

Income taxes paid	$4,668	$13,371	$220

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016, 2015 and 2014

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

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable and accounts payable) as of December 31, 2016 and 2015, have fair values that approximate their carrying values.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

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

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $386, $379 and $332 for the years ended December 31, 2016, 2015 and 2014, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During its annual goodwill impairment assessments as of August 1, 2016, 2015 and 2014, management estimated the value of the Company’s reporting units that carry goodwill using the income approach,

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. Only the market approach was used in evaluating goodwill impairment for the Services reporting unit as of August 1, 2015. Management concluded that the estimated fair value of the Company’s reporting units exceeded the carrying value as of the dates of the Company’s impairment tests for 2016, 2015 and 2014, and therefore no impairment charges were recorded. If market conditions further deteriorate or the Manufacturing reporting unit performance is worse than is currently projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of December 31, 2016, the total goodwill balance of the Manufacturing reporting unit was $21.5 million.

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

Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials may be covered by the warranty provided by the original manufacturer. The Company establishes a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received and the Company is able to comply with the conditions attached to the incentives received. State and local incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related long-lived assets of seven to sixteen years.

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

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The amendment in ASU 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, restricted cash and restricted cash equivalents will be included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents will no longer be included in cash flows from investing activities. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for stock compensation. The ASU focuses on income tax accounting, award classification, estimating forfeitures and cash flow presentation. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective prospectively for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Under this method, the guidance will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption. The Company continues to evaluate the requirements of the standard and their application to our business. We expect revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09, although this could change based on our continued evaluation.

Note 3 – Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15,156	$—	$—	$15,156
Restricted certificates of deposit	$5,970	$—	$—	$5,970
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2015

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$33,150	$—	$—	$33,150
Restricted certificates of deposit	$6,896	$—	$—	$6,896
Escrow receivable	$—	$—	$1,910	$1,910

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the escrow receivable above represents the $1,960 escrow balance, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

The carrying value of property, plant and equipment at the Company’s Johnstown, Pennsylvania administrative facility was reduced to its estimated fair market value during the third quarter of 2016, resulting in a non-cash impairment charge of $1,255. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. No non-financial assets were recorded at fair value on a non-recurring basis as of December 31, 2015.

Note 4 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of December 31, 2015 of $26,951 consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs. The Company owned no marketable securities as of December 31, 2016.

Note 5 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	December 31,
	2016	2015
Work in process	$83,576	$108,099
Finished new railcars	11,858	2,538
Parts inventory	2,470	4,717

Total inventories, net	$97,904	$115,354

Inventory on the Company’s consolidated balance sheets includes reserves of $4,307 and $3,793 relating to excess or slow-moving inventory for parts and work in process at December 31, 2016 and 2015, respectively.

Note 6 – Leased Railcars

Railcars available for lease at December 31, 2016 was $24,018 (cost of $27,954 and accumulated depreciation of $3,936) and at December 31, 2015 was $24,729 (cost of $27,954 and accumulated depreciation of $3,225). The Company’s lease utilization rate for railcars in its lease fleet was 73% as of each of December 31, 2016 and 2015. Depreciation expense on railcars available for lease was $711, $499 and $986 for the years ended December 31, 2016, 2015 and 2014, respectively.

Leased railcars at December 31, 2016 are subject to lease agreements with external customers with remaining terms of up to four and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2016 are as follows:

Year ending December 31, 2017	$1,706
Year ending December 31, 2018	1,118
Year ending December 31, 2019	1,001
Year ending December 31, 2020	1,001
Year ending December 31, 2021	275
Thereafter	—

$5,101

Note 7 – Restructuring and Impairment Charges

On August 1, 2016, the Company announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce would be eliminated, its Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. The total estimated costs of implementing this program are approximately $2,700, including approximately $1,100 of employee-related costs and approximately $1,255 of long-lived asset impairments.

In connection with the Company’s cost reduction program during 2016, the Company recorded restructuring and impairment charges of $2,261, which are reported as a separate line item on the Company’s consolidated statements of operations. These charges consisted primarily of non-cash impairment charges of $1,255 for property, plant and equipment at the Company’s Johnstown administrative facility and employee severance and other employment termination costs of $1,006, of which $371 is outstanding as of December 31, 2016.

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced further reductions to its salaried workforce and initiatives to reduce discretionary spending. These actions are expected to be completed by the end of the second quarter of 2017. Total estimated costs to implement these actions are approximately $1,000 of employee-related costs.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2016	2015
Land (including easements)	$151	$151
Buildings and improvements	1,398	2,370
Leasehold improvements	14,888	8,994
Machinery and equipment	69,960	62,217
Software	9,034	9,018
Construction in process	640	940

Total cost	96,071	83,690
Less: Accumulated depreciation and amortization	(49,724)	(41,094)

Total property, plant and equipment, net	$46,347	$42,596

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $8,666, $8,858 and $8,363, respectively. The table above reflects the impairment charge of $1,255 to property, plant and equipment described in Note 7.

Note 9 – Intangible Assets and Goodwill

Intangible assets, which are included in other long-term assets on the consolidated balance sheet, consist of the following:

	December 31,
	2016	2015
Patents	$—	$13,097
Accumulated amortization	—	(12,738)

Patents, net of accumulated amortization	—	359

Total amortizing intangibles	$—	$359

Amortization expense related to patents, which is included in cost of sales, was $359, $591 and $590 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company had $21,521 of goodwill associated with its Manufacturing segment as of each of December 31, 2016 and 2015.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2016, 2015 and 2014, are as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	December 31,
	2016	2015	2014
Balance at the beginning of the year	$9,239	$8,742	$6,957
Current year provision	2,394	3,209	2,259
Reductions for payments, costs of repairs and other	(1,812)	(1,611)	(748)
Adjustments to prior warranties	(1,497)	(1,101)	274

Balance at the end of the year	$8,324	$9,239	$8,742

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2016.

In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals facility. This amount was received in January 2017.

The changes in deferred income from these incentives for the years ended December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
Balance at the beginning of the year	$14,318	$—
State and local incentives received during the year	1,410	15,733
Recognition of state and local incentives as a reduction of cost of sales	(2,129)	(1,415)

Balance at the end of the year, including current portion	$13,599	$14,318

Note 12 – Revolving Credit Facility

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

The Original Credit Agreement, as amended by the First Amendment (the “Credit Agreement”), contains a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

1.25% and 1.75% depending on the Company’s consolidated leverage ratio or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2016 and 2015, the Company had no borrowings under the Revolving Credit Facility (as in effect on such date). As of December 31, 2016 and 2015, the Company had $5,720 and $6,896, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,280 and $43,104, respectively, available for borrowing under the Revolving Credit Facility (as in effect on such date).

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2016
Pension liability activity:
Actuarial loss	$(433)	$(154)	$(279)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $279 and selling, general and administrative expenses of $220)	499	177	322
Postretirement liability activity:
Actuarial loss	(1,586)	(563)	(1,023)
Settlement gain	37,190	13,202	23,988
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit obligation)	(15,606)	(5,540)	(10,066)
Reclassification adjustment for prior service curtailment cost	38	14	24
Reclassification adjustment for amortization of net gain (pre-tax cost of sales ($80), selling, general and administrative expenses of ($17))	(97)	(34)	(63)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $14 and selling, general and administrative expenses of $4)	18	6	12

	$20,023	$7,108	$12,915

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2015
Pension liability activity:
Actuarial loss	$(190)	$(67)	$(123)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $333 and selling, general and administrative expenses of $107)	440	163	277
Postretirement liability activity:
Actuarial gain	3,621	1,273	2,348
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $567 and selling, general and administrative expenses of $80)	647	237	410
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $37 and selling, general and administrative expenses of $5)	42	15	27

	$4,560	$1,621	$2,939

Year ended December 31, 2014
Pension liability activity:
Actuarial loss	$(7,608)	$(2,687)	$(4,921)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $977 and selling, general and administrative expenses of $200)	1,177	416	761
Postretirement liability activity:
Actuarial loss	(7,917)	(2,796)	(5,121)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $332 and selling, general and administrative expenses of $39)	371	131	240
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $215 and selling, general and administrative expenses of $26)	241	85	156

	$(13,736)	$(4,851)	$(8,885)

The components of accumulated other comprehensive loss consist of the following:

	December 31,
	2016	2015
Unrecognized pension cost, net of tax of $6,405 and $6,429	$(10,441)	$(10,484)
Unrecognized postretirement income (cost), net of tax of $623 and $6,461	2,278	(10,594)

	$(8,163)	$(21,078)

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

The Company also historically provided certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

A substantial portion of the Company’s postretirement benefit plan obligation as of December 31, 2015 related to an expired settlement agreement with the union representing employees at the Company’s and its predecessors’ Johnstown manufacturing facilities. The terms of that settlement agreement required the Company to pay until November 30, 2012 certain monthly amounts toward the cost of retiree health care coverage. The Company terminated, effective November 1, 2013, its contributions for medical coverage and life insurance benefits to affected retirees. On August 20, 2015, the Company reached a settlement agreement with the union and the other plaintiffs in connection with the disputed retiree medical and life insurance benefits. The Company’s recorded postretirement benefit plan obligation through December 31, 2015 assumed for accounting purposes a continuation of those monthly payments after November 30, 2012 because the status of the settlement had not yet met the requirements for settlement accounting. A transaction meets the criteria to be accounted for as a settlement when a transaction is irrevocable, relieves the employer of primary responsibility for the benefit obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement. Settlement accounting was triggered when the Company made the cash settlement payment of $31,616 (including $166 of interest) on March 25, 2016. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806. Additionally, as a result of the announced cost reduction program (see Note 7), certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered a curtailment of the respective plans.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2016 and 2015, are as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation – Beginning of year	$53,440	$58,017	$72,902	$73,883
Service cost	—	—	60	70
Interest cost	2,329	2,319	934	2,970
Actuarial loss (gain)	1,222	(2,800)	1,586	(3,621)
Benefits paid	(3,778)	(4,096)	(488)	(400)
Lump-sum settlement payment	—	—	(31,616)	—
Settlement gain	—	—	(37,190)	—
Plan curtailment	(51)	—	(32)	—
Special termination benefits	131	—	16	—

Benefit obligation – End of year	53,293	53,440	6,172	72,902

Change in plan assets
Plan assets – Beginning of year	46,767	50,807	—	—
Return on plan assets	3,483	56	—	—
Employer contributions	—	—	32,104	400
Benefits paid	(3,778)	(4,096)	(488)	(400)
Lump-sum settlement payment	—	—	(31,616)	—

Plan assets at fair value – End of year	46,472	46,767	—	—

Funded status of plans – End of year	$(6,821)	$(6,673)	$(6,172)	$(72,902)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(403)	$(405)
Noncurrent liabilities	(6,821)	(6,673)	(5,769)	(72,497)

Net amount recognized at December 31	$(6,821)	$(6,673)	$(6,172)	$(72,902)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2016 and 2015, are as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Net actuarial loss (gain)	$16,847	$16,913	$(3,089)	$16,813
Prior service cost	—	—	187	242

	$16,847	$16,913	$(2,902)	$17,055

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

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $487. The estimated net gain and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 are $(259) and $14, respectively.

Components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014, are as follows:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$—	$—	$—	$60	$70	$63
Interest cost	2,329	2,319	2,642	934	2,970	2,999
Expected return on plan assets	(2,745)	(3,046)	(3,620)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	18	42	241
Amortization of unrecognized net loss (gain)	499	440	211	(97)	647	371
Lump-sum settlement cost (gain)	—	—	966	(15,606)	—	—
Curtailment recognition	—	—	—	6	—	—
Contractual benefit charge	131	—	—	16	—	—

Total net periodic benefit cost	$214	$(287)	$199	$(14,669)	$3,729	$3,674

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2016 and 2015, are as follows:

	2016		2015
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain)	$433	$1,586	$190	$(3,621)
Settlement gain	—	(37,190)	—	—
Curtailment—prior service cost	—	(38)	—	—
Net actuarial loss settlement expense	—	15,606	—	—
Amortization of net actuarial loss (gain)	(499)	97	(440)	(647)
Amortization of prior service cost	—	(18)	—	(42)

Total recognized in accumulated other comprehensive loss (gain)	$(66)	$(19,957)	$(250)	$(4,310)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2016:

	Pension Benefits	Postretirement Benefits
2017	$3,541	$403
2018	3,441	392
2019	3,384	381
2020	3,451	382
2021	3,312	387
2022 through 2026	16,247	2,003

The Company is not required to make any contributions to its pension plans in 2017 to meet its minimum funding requirements. The postretirement benefits in the table above represent benefit payments for the Company’s salaried retirees.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rates	4.21%	4.47%	4.21%	4.39%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2016, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2016), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2015) were developed. Scale (MP-2016) results in lower projected mortality improvement than scale (MP-2015). The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted MP-2016 for purposes of measuring its pension and postretirement obligations at December 31, 2016.

The assumptions used in the measurement of net periodic cost are shown in the following table:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.47%	4.15%	4.91%	4.39%	4.03%	4.75%
Expected return on plan assets	6.11%	6.24%	6.76%	N/A	N/A	N/A

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plans’ weighted average asset allocations at December 31, 2016 and 2015, and target allocations for 2017, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2016	2015	2016
Asset Category
Cash and cash equivalents	1%	2%	0% –5%
Equity securities	55%	55%	45% – 65%
Fixed income securities	39%	38%	30% – 50%
Real estate	5%	5%	4% – 6%

	100%	100%	100%

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2016 and 2015:

Pension Plan Assets	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,051	—	—	$18,051
Large cap funds	14,864	—	—	14,864
Small cap funds	3,970	—	—	3,970
International funds	6,554	—	—	6,554
Real estate funds	2,273	—	—	2,273
Cash and equivalents	760	—	—	760

Total	$46,472	$—	$—	$46,472

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Pension Plan Assets	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$17,926	—	—	$17,926
Large cap funds	14,718	—	—	14,718
Small cap funds	4,371	—	—	4,371
International funds	6,538	—	—	6,538
Real estate funds	2,520	—	—	2,520
Cash and equivalents	694	—	—	694

Total	$46,767	$—	$—	$46,767

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $2,062, $2,857 and $1,649 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 15 – Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2016	2015	2014
Current taxes
Federal	$(15,747)	$16,709	$325
State	(486)	751	93

	(16,233)	17,460	418

Deferred taxes
Federal	23,869	(2,767)	1,394
State	(1,146)	88	325

	22,723	(2,679)	1,719

Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	(1,120)	59	272
Interest expense, gross of related tax effects	(1,906)	(9)	159

Total provision	$3,464	$14,831	$2,568

The provision (benefit) for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4%	3.2%	5.8%
Valuation allowance	(2.6)%	(1.0)%	(2.4)%
Domestic manufacturing deduction	7.6%	(3.6)%	0.0%
Nondeductible expenses	1.0%	0.2%	1.0%
State rate and other changes on deferred taxes	(1.9)%	0.4%	2.1%
Federal and state credits	(4.8)%	(2.7)%	(9.4)%
Uncertain tax positions	(16.1)%	0.4%	1.3%
Other	0.3%	(0.1)%	(3.1)%

Effective income tax rate	21.9%	31.8%	30.3%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2016		December 31, 2015
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits	$4,624	$—	$28,033	$—
Intangible assets	—	(2,838)	—	(2,832)
Accrued expenses	6,961	—	10,385	—
Deferred gain		(761)	—	(741)
Deferred state and local incentive revenue	4,733	—	5,417	—
Inventory valuation	2,621	—	2,810	—
Property, plant and equipment and railcars on operating leases	—	(14,897)	—	(11,204)
Net operating loss carryforwards	5,731	—	5,873	—
Stock-based compensation expense	2,825	—	2,618	—
Other	419	—	160	—

	27,914	(18,496)	55,296	(14,777)
Valuation allowance	(5,197)	—	(5,797)

Deferred tax assets (liabilities)	$22,717	$(18,496)	$49,499	$(14,777)

Decrease in valuation allowance	$(600)		$(422)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain pretax state net operating loss carryforwards of $100,261, which will expire between 2020 and 2036, of which $86,892 have a full valuation allowance recorded.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, were as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

	2016	2015	2014
Beginning of year balance	$2,503	$2,444	$2,172
Increases in prior period tax positions	13	—	272
Decreases in prior period tax positions	(1,924)	—	—
Increases in current period tax positions	980	59	—

End of year balance	$1,572	$2,503	$2,444

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $465, $1,581 and $1,523 as of December 31, 2016, 2015 and 2014, respectively. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $1,419 of benefit (net of a federal tax expense of $667), $110 of expense (net of a federal tax benefit of $60) and $110 of expense (net of a federal tax benefit of $60) related to interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively. The Company records interest and penalties as a component of income tax expense. Such expenses brought the balance of accrued interest and penalties to $0, $2,086 and $1,916 at December 31, 2016, 2015 and 2014, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. The Company is currently under examination of its 2014 federal income tax return by the Internal Revenue Service. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. federal	2010
States:
Pennsylvania	2000
Texas	2008
Illinois	2009
Virginia	2013
Colorado	2010
Indiana	2010
Nebraska	2010
Alabama	2013
Foreign:
China	2015

Note 16 – Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “Incentive Plan”), was approved by the Company’s board of directors and ratified by the stockholders.    The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards.    Option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan will terminate as to future awards on May 17, 2023.    Under the Incentive Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 871,594 were available for issuance at December 31, 2016.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

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

In January 2015 and 2016, the Company granted performance shares with performance measurement periods from January 1, 2015 through December 31, 2017 and January 1, 2016 through December 31, 2018, respectively. The shares will vest and be earned at the end of each performance measurement period, if at all, based on the Company’s three-year cumulative basic earnings per share, provided that a minimum three-year average return on invested capital goal is also met or exceeded. The earnings per share thresholds and return on invested capital goals were established by the Company’s board of directors on the grant dates. The Company recognizes stock-based compensation cost for performance shares over the vesting period based on the fair market value of the Company’s stock on the award date multiplied by the estimated number of shares to be awarded based on the probable outcome of the performance conditions. As of December 31, 2016, the probable outcome of the performance conditions was estimated to be below the threshold level.

There were no stock option awards granted in 2016 or 2015. Grant date fair values of stock option awards granted in 2014 were estimated using the Black-Scholes option valuation model with the following assumptions:

Grant Year	Grant Date	Estimated Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value Per Share
2014	1/15/2014	6 years	51.03%	0.94%	1.68%	$11.58

Stock-based compensation expense of $1,149, $2,183 and $2,084 is included within selling, general and administrative expense for the years ended December 31, 2016, 2015 and 2014, respectively. The total income tax benefit recognized on the consolidated statements of operations for share-based compensation arrangements was $405, $768 and $735 for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the Company’s stock options activity and related information at December 31, 2016 and 2015, and changes during the years then ended, is presented below:

		December 31,
	2016		2015
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	507,783	$24.80	794,978	$19.41
Granted	—	—	—	—
Exercised	—	—	(240,410)	20.48
Forfeited or expired	(128,793)	26.20	(46,785)	19.47

Outstanding at the end of the year	378,990	$24.32	507,783	$24.80

Exercisable at the end of the year	341,194	$24.18	364,306	$24.91

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2014 was $11.58. There were no stock options granted during 2016 or 2015.

A summary of the Company’s stock options outstanding as of December 31, 2016 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	378,990	5.7	$24.32	$—
Vested or expected to vest	368,498	5.7	$24.28	$—
Options exercisable	341,194	5.6	$24.18	$—

The intrinsic value of stock options exercised during the year ended December 31, 2015 was $2,258. Cash received from exercise of stock options during the year ended December 31, 2015 was $4,925. There were no stock options exercised during 2016.

A summary of the Company’s nonvested restricted shares as of December 31, 2016 and 2015, and changes during the years then ended is presented below:

		December 31,
	2016		2015
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	85,317	$23.75	56,875	$24.04
Granted	84,353	16.57	66,017	24.04
Vested	(28,531)	24.49	(30,840)	24.47
Forfeited or expired	(29,590)	19.90	(6,735)	23.99

Nonvested at the end of the year	111,549	$19.19	85,317	$23.75

Expected to vest	102,962	$18.94	77,024	$23.59

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2016, 2015 and 2014, was $16.57, $24.04 and $25.48, respectively. The fair value of stock awards vested during the years ended December 31, 2016, 2015 and 2014, was $486, $754 and $903, respectively, based on the value at vesting date. As of December 31, 2016, there was $975 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 22 months.

Note 17 – Risks and Contingencies

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

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. The Court consolidated both cases on November 12, 2015. On January 29, 2016, NSC filed an amended complaint, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed inter partes review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In June 2015, the parties began conducting the first phase of fact discovery, which concluded on August 9, 2016. On September 26 and 28, 2016, the PTAB granted the IPR petitions and instituted trials on all asserted claims for both patents. Both trials are expected to conclude on or before September 30, 2017. On October 5, 2016, The Company filed a motion to stay the district court litigation in order to allow the IPR trials to run their course, which the district court denied. A claim construction hearing before the district court took place on for January 31, 2017. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Future minimum lease payments at December 31, 2016 are as follows:

Year ending December 31, 2017	$9,167
Year ending December 31, 2018	9,966
Year ending December 31, 2019	10,040
Year ending December 31, 2020	10,356
Year ending December 31, 2021	10,201
Thereafter	9,681

$59,411

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2016, 2015 and 2014, was $10,048, $10,413 and $9,583, respectively.

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. These purchase commitments are typically entered into after a customer places an order for railcars. The Company expects to take delivery of such materials during 2017. In addition, the Company has other non-cancelable agreements with its suppliers to purchase certain materials used in the manufacturing process. The commitments may vary based on the actual quantities ordered and be subject to the actual price when ordered. At December 31, 2016, the Company had purchase commitments totaling $8,048 under these agreements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Purchases related to these agreements were approximately $14,400, $24,537 and $18,188 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 19 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding	12,262,275	12,175,955	12,001,587
Dilutive effect of employee stock options and nonvested share awards	—	41,800	101,933

Weighted average diluted common shares outstanding	12,262,275	12,217,755	12,103,520

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2016, 2015 and 2014, 545,541, 475,847 and 397,697 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year ended December 31,
	2016	2015	2014
Railcar sales	$513,543	$743,135	$556,584
Parts sales	7,573	9,845	15,758
Leasing revenues	2,605	2,654	6,069
Maintenance and repair revenues	10	17,020	19,612
Other sales	—	200	495

	$523,731	$772,854	$598,518

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 23%, 17% and 15%, respectively, of revenues for the year ended December 31, 2016. Sales to the Company’s top three customers accounted for 22%, 19% and 10%, respectively, of revenues for the year ended December 31, 2015. Sales to the Company’s top three customers accounted for 36%, 20% and 13%, respectively, of revenues for the year ended December 31, 2014. The Company’s sales to customers outside the United States were $34,039, $62,589 and $18,331 in 2016, 2015 and 2014, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Note 21 – Labor Agreements

A collective bargaining agreement at one of the Company’s facilities that covers approximately 26% and 11% of the Company’s active labor force at December 31, 2016 and 2015, respectively, expires on March 31, 2017.

A collective bargaining agreement at a facility that covers approximately 10% and 12% of the Company’s active labor force at December 31, 2016 and 2015, respectively, expires on October 31, 2018.

Note 22 – Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Revenues	$148,590	$126,157	$113,461	$135,523
Gross profit	$15,887	$8,077	$9,489	$6,726
Net income (loss) (1) (2)	$12,667	$(468)	$51	$74
Net income (loss) per common share-basic	$1.03	$(0.04)	$—	$0.01
Net income (loss) per common share-diluted	$1.03	$(0.04)	$—	$0.01
2015
Revenues	$92,804	$235,637	$241,114	$203,299
Gross profit	$4,553	$21,806	$29,050	$27,252
Net (loss) income (3)	$(2,073)	$7,397	$14,827	$11,654
Net (loss) income per common share-basic	$(0.17)	$0.60	$1.20	$0.95
Net (loss) income per common share-diluted	$(0.17)	$0.60	$1.20	$0.94

(1)	Results for the first quarter of 2016 include a $14,306 pre-tax gain on settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees.
(2)	Results for the third and fourth quarters of 2016 include pre-tax restructuring and impairment charges of $1,531 and $730, respectively. See note 7.
(3)	Results for the third quarter of 2015 include a $4,578 pre-tax gain on the sale of the Company’s railcar repair and maintenance services business.

Note 23 – Segment Information

The Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Parts operating segment is not significant for reporting purposes and has been combined with corporate and other non-operating activities as Corporate and Other.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

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

	Year Ended December 31,
	2016	2015	2014
Revenues:
Manufacturing	$516,063	$745,723	$562,719
Corporate and Other	7,668	27,131	35,799

Consolidated Revenues	$523,731	$772,854	$598,518

Operating Income:
Manufacturing	$29,012	$69,165	$32,150
Corporate and Other	(13,164)	(22,402)	(22,643)

Consolidated Operating Income	15,848	46,763	9,507
Consolidated interest expense and deferred financing costs	(171)	(243)	(1,077)
Consolidated other income	111	116	42

Consolidated Income Before Income Taxes	$15,788	$46,636	$8,472

Depreciation and Amortization:
Manufacturing	$8,328	$7,170	$6,858
Corporate and Other	1,408	2,858	3,211

Consolidated Depreciation and Amortization	$9,736	$10,028	$10,069

Capital Expenditures:
Manufacturing	$13,079	$15,176	$10,952
Corporate and Other	767	1,523	850

Consolidated Capital Expenditures	$13,846	$16,699	$11,802

	December 31, 2016	December 31, 2015
Assets:
Manufacturing	$211,043	$238,841
Corporate and Other	110,708	133,341

Total Operating Assets	321,751	372,182
Consolidated income taxes receivable	13,283	—
Consolidated deferred income taxes, long-term	4,221	34,722

Consolidated Assets	$339,255	$406,904

Note 24 – Sale of Repair and Maintenance Services Business

On September 30, 2015, the Company sold its railcar repair and maintenance services business for an aggregate purchase price of $20,000. The sale included assets of FCRS, which operated the Company’s railcar repair and maintenance services business, and FCSL, which owned a short-line railway. The net book value of assets that were sold was $14,283, which included accounts receivable of $2,776, inventory of $2,537, property plant and equipment of $7,740 and intangible assets of $1,230. The asset purchase agreement relating to the sale (the “Asset Purchase

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except for share and per share data)

Agreement”) contains customary representations, warranties, covenants and indemnities. On September 30, 2015, $1,960 of the aggregate purchase price was placed into escrow (which is recorded as a long-term receivable) in order to secure the indemnification obligations of FCRS and FCSL under the Asset Purchase Agreement and $451 was used to settle certain liabilities of FCRS and FCSL, resulting in cash proceeds to the Company of $17,589. Twenty-five percent (25%) of the escrow amount, reduced by the amount of any pending claims, will be released to FCRS on each of the dates that are 18 months and three years after the closing date of the transaction and the remaining amount, reduced by the amount of any pending claims, will be released to FCRS on the fifth anniversary of the closing date of the transaction. As a result of the sale, the Company recorded a pre-tax gain of $4,578.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “Evaluation Date”).    Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2016 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

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

FREIGHTCAR AMERICA, INC.

Date: March 3, 2017	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ JOSEPH E. MCNEELY Joseph E. McNeely	President and Chief Executive Officer (principal executive officer) and Director	March 3, 2017

/s/ MATTHEW S. KOHNKE Matthew S. Kohnke	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 3, 2017

/s/ JOSEPH J. MALIEKEL Joseph J. Maliekel	Vice President and Corporate Controller (principal accounting officer)	March 3, 2017

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 3, 2017

/s/ JAMES D. CIRAR James D. Cirar	Director	March 3, 2017

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 3, 2017

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 3, 2017

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 3, 2017

/s/ S. CARL SODERSTROM, JR. S. Carl Soderstrom, Jr.	Director	March 3, 2017

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts	$82	$—	$(60)	$22
Deferred tax assets valuation allowance	5,797	—	(600)	5,197
Inventory reserve	3,793	2,344	(1,830)	4,307
Year Ended December 31, 2015
Allowance for doubtful accounts	$188	$—	$(106)	$82
Deferred tax assets valuation allowance	6,219	—	(422)	5,797
Inventory reserve	2,381	1,458	(46)	3,793
Year Ended December 31, 2014
Allowance for doubtful accounts	$221	$—	$(33)	$188
Deferred tax assets valuation allowance	6,616	—	(397)	6,219
Inventory reserve	1,793	1,252	(664)	2,381

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the Commission on November 3, 2015).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.2	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Letter agreement regarding Terms of Employment dated July 9, 2013 by and between FreightCar America, Inc. and Charles F. Avery, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2013)

10.5	Employment agreement of Thomas P. McCarthy dated as of June 4, 2007, by and between FreightCar America, Inc. and Thomas P. McCarthy (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.6	Amendment to employment agreement of Thomas P. McCarthy dated as of December 29, 2008. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.7	Letter agreement regarding Terms of Employment dated November 17, 2015 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015).

10.8	Letter agreement regarding Terms of Employment dated January 19, 2016 by and between FreightCar America, Inc. and Matthew S. Kohnke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2016).

10.9	Letter agreement regarding Terms of Employment dated May 25, 2016 by and between FreightCar America, Inc. and Theodore W. Baun (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2016).

10.10	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.11	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.12	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.15	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.16	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.17	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.18	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the Commission on November 9, 2012).*

10.19	Amendment to Lease Agreement, dated as of November 23, 2015, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.20	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.21	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.22	Second Amendment to Sublease and Consent to Sublease, dated October 27, 2014, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.23	Third Amendment to Sublease and Consent to Sublease, dated as of February 1, 2016, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the Commission on May 3, 2016).*

10.24	Credit Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.25	Security and Pledge Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.26	First Amendment to Credit Agreement, dated as of June 13, 2016, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 2, 2016).

10.27	FreightCar America, Inc. Executive Severance Plan (As Amended and Restated Effective December 1, 2016) (and Summary Plan Description).

10.28	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.29	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.30	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.