Form 10-Q
period 2017-03-31
FreightCar America, Inc.
filed 2017-05-04
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)

If and emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 28, 2017, there were 12,420,331 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$98,067	$92,750
Restricted certificates of deposit	5,720	5,970
Marketable securities	10,996	—
Accounts receivable, net of allowance for doubtful accounts of $28 and $22, respectively	22,167	25,207
Inventories, net	77,501	97,904
Income taxes receivable	13,286	13,283
Other current assets	15,929	6,056

Total current assets	243,666	241,170
Property, plant and equipment, net	44,405	46,347
Railcars available for lease, net	23,962	24,018
Goodwill	21,521	21,521
Deferred income taxes, net	3,798	4,221
Other long-term assets	1,968	1,978

Total assets	$339,320	$339,255

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$33,302	$34,536
Accrued payroll and other employee costs	4,215	3,117
Reserve for worker’s compensation	4,187	4,444
Accrued warranty	8,591	8,324
Customer deposits and deferred revenue	645	371
Other current liabilities	3,520	3,343

Total current liabilities	54,460	54,135
Accrued pension costs	6,895	6,821
Accrued postretirement benefits, less current portion	5,852	5,769
Deferred income state and local incentives, long-term	10,825	11,380
Accrued taxes and other long-term liabilities	4,625	4,236

Total liabilities	82,657	82,341

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2017 and December 31, 2016	127	127
Additional paid in capital	90,499	92,025
Treasury stock, at cost, 311,347 and 351,746 shares at March 31, 2017 and December 31, 2016, respectively	(12,642)	(14,583)
Accumulated other comprehensive loss	(8,135)	(8,163)
Retained earnings	186,814	187,508

Total stockholders’ equity	256,663	256,914

Total liabilities and stockholders’ equity	$339,320	$339,255

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except for share and per share data)
Revenues	$139,536	$148,590
Cost of sales	129,646	132,703

Gross profit	9,890	15,887
Selling, general and administrative expenses	7,011	10,598
Gain on settlement of postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees	—	(14,306)
Restructuring and impairment charges	1,777	—

Operating income	1,102	19,595
Interest expense and deferred financing costs	(42)	(45)
Other income	18	81

Income before income taxes	1,078	19,631
Income tax provision	440	6,964

Net income	$638	$12,667

Net income per common share – basic	$0.05	$1.03

Net income per common share – diluted	$0.05	$1.03

Weighted average common shares outstanding – basic	12,269,555	12,252,131

Weighted average common shares outstanding – diluted	12,269,555	12,252,131

Dividends declared per common share	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income	$638	$12,667

Other comprehensive income:
Pension liability adjustments, net of tax	77	81
Postretirement liability adjustments, net of tax	(49)	12,972

Other comprehensive income	28	13,053

Comprehensive income	$666	$25,720

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

Net income	—	—	—	—	—	—	12,667	12,667
Other comprehensive income	—	—	—	—	—	13,053	—	13,053
Restricted stock awards	—	—	(2,235)	51,764	2,235	—	—	—
Forfeiture of restricted stock awards	—	—	278	(15,634)	(278)	—	—	—
Employee stock settlement	—	—	—	(3,765)	(70)	—	—	(70)
Stock-based compensation recognized	—	—	229	—	—	—	—	229
Cash dividends	—	—	—	—	—	—	(1,111)	(1,111)

Balance, March 31, 2016	12,731,678	$127	$92,211	(369,801)	$(15,629)	$(8,025)	$191,195	$259,879

Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net income	—	—	—	—	—	—	638	638
Other comprehensive income	—	—	—	—	—	28	—	28
Restricted stock awards	—	—	(2,097)	50,983	2,097	—	—	—
Forfeiture of restricted stock awards	—	—	142	(9,585)	(142)	—	—	—
Employee stock settlement	—	—	—	(999)	(14)	—	—	(14)
Stock-based compensation recognized	—	—	214	—	—	—	—	214
Cash dividends	—	—	—	—	—	—	(1,117)	(1,117)

Balance, March 31, 2017	12,731,678	$127	$90,499	(311,347)	$(12,642)	$(8,135)	$186,814	$256,663

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$638	$12,667
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,337	2,619
Recognition of deferred income from state and local incentives	(555)	(532)
Gain on settlement of postretirement benefit plan obligation	—	(15,606)
Deferred income taxes	408	16,149
Stock-based compensation recognized	214	229
Other non-cash items, net	84	334
Changes in operating assets and liabilities:
Accounts receivable	1,630	21,387
Inventories	20,101	(21,353)
Other assets	(9,872)	(3,152)
Accounts and contractual payables	(1,170)	5,431
Accrued payroll and employee benefits	1,098	(3,976)
Income taxes receivable/payable	48	(6,277)
Accrued warranty	267	385
Customer deposits and other liabilities	547	12,649
Payment for settlement of postretirement benefit plan obligation	—	(31,616)
Accrued pension costs and accrued postretirement benefits	185	(6,283)

Net cash flows provided by (used in) operating activities:	15,960	(16,945)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(4,668)	(1,182)
Maturity of restricted certificates of deposit	4,918	2,910
Purchase of securities held to maturity	(10,995)	—
Proceeds from maturity of securities	—	6,000
Purchase of property, plant and equipment	(296)	(2,447)
Proceeds from sale of property, plant and equipment	119	—
State and local incentives received	1,410	—

Net cash flows (used in) provided by investing activities:	(9,512)	5,281

Cash flows from financing activities
Employee stock settlement	(14)	(70)
Cash dividends paid to stockholders	(1,117)	(1,111)

Net cash flows used in financing activities:	(1,131)	(1,181)

Net increase (decrease) in cash and cash equivalents	5,317	(12,845)
Cash and cash equivalents at beginning of period	92,750	83,068

Cash and cash equivalents at end of period	$98,067	$70,223

Supplemental cash flow information
Interest paid	$23	$15

Income taxes paid	$—	$4,170

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2016 year-end balance sheet data was derived from the audited financial statements as of December 31, 2016. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Note 3 – Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU does not change how benefit costs are measured but changes where the components of net periodic benefit cost are reported within the income statement. Under ASU 2017-07, the service component of net periodic benefit cost will be included with other employee compensation costs within income from operations and other components of net periodic benefit cost will be presented separately (in one or more line items) outside of income from operations. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The amendment in ASU 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result restricted cash and restricted cash equivalents will be included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents will no longer be included in cash flows from investing activities. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for stock compensation. The Company adopted this standard effective January 1, 2017 and, on a prospective basis, all excess tax benefits and tax deficiencies related to share-based payments are recognized as income tax expense or benefit rather than additional paid-in capital and are classified as operating activities on the consolidated statements of cash flows. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period during which they occur and are not included in the estimate of the Company’s annual effective tax rate. Additionally, excess tax benefits and tax deficiencies are prospectively excluded from the assumed proceeds in the calculation of diluted shares. As permitted by ASU 2016-09, the Company elected to account for forfeitures as they occur, rather than continuing to estimate expected forfeitures. This election was applied using a modified retrospective transition method whereby the cumulative effect of the change as of January 1, 2017 was recorded as a decrease of $215 to retained earnings and an increase of $215 to additional paid in capital.    The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard during the first quarter of 2017 did not have a material impact on the Company’s financial statements.

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

The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Under this method, the guidance will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption. The Company continues to evaluate the requirements of the standard and its impact on the Company’s consolidated financial statements and disclosures. The Company expects revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09, although this could change based on the Company’s continued evaluation.

Note 4 – Segment Information

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

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Manufacturing	$137,740	$146,071
Corporate and Other	1,796	2,519

Consolidated Revenues	$139,536	$148,590

Operating Income:
Manufacturing	$7,249	$12,782
Corporate and Other (1)	(6,147)	6,813

Consolidated Operating Income	1,102	19,595
Consolidated interest expense and deferred financing costs	(42)	(45)
Consolidated other income	18	81

Consolidated Income Before Income Taxes	$1,078	$19,631

Depreciation and Amortization:
Manufacturing	$2,157	$2,106
Corporate and Other	180	513

Consolidated Depreciation and Amortization	$2,337	$2,619

Capital Expenditures:
Manufacturing	$312	$2,376
Corporate and Other	(16)	71

Consolidated Capital Expenditures	$296	$2,447

	March 31,	December 31,
	2017	2016
Assets:
Manufacturing	$194,100	$211,043
Corporate and Other	128,136	110,708

Total Operating Assets	322,236	321,751
Consolidated income taxes receivable	13,286	13,283
Consolidated deferred income taxes, long-term	3,798	4,221

Consolidated Assets	$339,320	$339,255

(1)	Results for the three months ended March 31, 2016 included a $14,306 gain on the settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees (see Note 11).

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$20,172	$—	$—	$20,172
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,910	$1,910

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15,156	$—	$—	$15,156
Restricted certificates of deposit	$5,970	$—	$—	$5,970
Escrow receivable	$—	$—	$1,910	$1,910

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

The carrying value of property, plant and equipment at the Company’s Johnstown, Pennsylvania administrative facility was reduced to its estimated fair market value during the third quarter of 2016, resulting in a non-cash impairment charge of $1,255. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. The proceeds from sale of the facility during the first quarter of 2017 and the resulting gain on sale were not material. No non-financial assets were recorded at fair value on a non-recurring basis as of March 31, 2017.

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of March 31, 2017 of $10,996 consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs. The Company owned no marketable securities as of December 31, 2016.

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2017	2016
Work in process	$74,019	$83,576
Finished new railcars	919	11,858
Parts inventory	2,563	2,470

Total inventories, net	$77,501	$97,904

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $4,489 and $4,307 relating to excess or slow-moving inventory for parts and work in process at March 31, 2017 and December 31, 2016, respectively.

Note 8 – Revolving Credit Facility

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

As of March 31, 2017 and December 31, 2016, the Company had no borrowings under the Revolving Credit Facility. As of March 31, 2017 and December 31, 2016, the Company had $5,720 in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,280 available for borrowing under the Revolving Credit Facility.

Note 9 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $129 and selling, general and administrative expenses of $(10))	$119	$42	$77
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(2) and selling, general and administrative expenses of $(78))	(80)	(28)	(52)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of selling, general and administrative expenses of $4)	4	1	3

	$43	$15	$28

Three months ended March 31, 2016	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $(10) and selling, general and administrative expenses of $135)	$125	$44	$81
Postretirement liability activity:
Actuarial loss	(1,689)	(594)	(1,095)
Settlement gain	37,190	13,076	24,114
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligations)	(15,606)	(5,487)	(10,119)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $96 and selling, general and administrative expenses of $12)	108	39	69
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $4)	4	1	3

	$20,132	$7,079	$13,053

The components of accumulated other comprehensive loss consist of the following:

	March 31,	December 31,
	2017	2016
Unrecognized pension cost, net of tax of $6,363 and $6,405	$(10,364)	$(10,441)
Unrecognized postretirement income, net of tax of $597 and $623	2,229	2,278

	$(8,135)	$(8,163)

Note 10 – Stock-Based Compensation

In each of January 2015, 2016 and 2017, the Company granted performance shares with performance measurement periods of three calendar years. The shares will vest and be earned at the end of each performance measurement period, if at all, based on the Company’s three-year cumulative basic earnings per share, provided that a minimum three-year average return on invested capital goal is also met or exceeded. The earnings per share thresholds and return on invested capital goals were established by the Company’s board of directors on the grant dates. The Company recognizes stock-based compensation cost for performance shares over the vesting period based on the fair market value of the Company’s stock on the award date multiplied by the estimated number of shares to be awarded based on the probable outcome of the performance conditions.

Total stock-based compensation was $214 and $219 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $1,446 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining requisite service period of 35 months.

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

On March 25, 2016, the Company made a cash payment of $31,616 (including $166 of interest) to settle disputed retiree medical and life insurance benefits for hourly retirees of the Company’s Johnstown manufacturing facility.

The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806 as of March 25, 2016. Additionally, as a result of the cost reduction programs initiated in August 2016 and January 2017 (see Note 14), certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered a curtailment of the respective plans.

As of January 1, 2017, the Company changed the method it used to estimate the service and interest components of net periodic benefit cost for postretirement benefits and the interest component for pension benefits. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize a full yield curve approach in estimating these components by applying the specific spot rates along the yield curve used in determining the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of the Company’s total benefit obligation at the Company’s annual measurement date, as the refinement compared to the previous method results in a decrease in the service cost and interest components of net periodic benefit cost with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement did not have a material impact on the condensed consolidated balance sheet as of March 31, 2017 or the condensed consolidated statement of operations for the three months ended March 31, 2017. This change is accounted for prospectively as a change in accounting estimate.

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended March 31,
	2017	2016
Pension Benefits
Interest cost	$446	$582
Expected return on plan assets	(642)	(686)
Amortization of unrecognized net loss	119	125
Plan curtailment and special termination benefits	270	—

	$193	$21

	Three Months Ended March 31,
	2017	2016
Postretirement Benefit Plan
Service cost	$12	$15
Interest cost	50	738
Settlement income	—	(15,606)
Amortization of prior service cost	4	4
Amortization of unrecognized net (gain) loss	(80)	108
Plan curtailment and special termination benefits	150	—

	$136	$(14,741)

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months ended March 31, 2017 and 2016. The Company expects to make no contributions to its pension plans in 2017.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $128 and $112 for the three months ended March 31, 2017 and 2016, respectively. The Company expects to make $403 in contributions (including contributions already made) to its postretirement benefit plan in 2017 for salaried retirees. As a result of the settlement payment described above, the Company had no further postretirement benefit obligation for hourly retirees after March 25, 2016.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $620 and $686 for the three months ended March 31, 2017 and 2016, respectively.

Note 12 – Contingencies

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance as of March 31, 2017.

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. The Court consolidated both cases on November 12, 2015. On January 29, 2016, NSC filed an amended complaint, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed inter partes review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In June 2015, the parties began conducting the first phase of fact discovery, which concluded on August 9, 2016. In September 2016, the PTAB granted the IPR petitions and instituted trials on all asserted claims for both patents. Both trials are expected to conclude on or before September 30, 2017. On October 5, 2016, the Company filed a motion to stay the district court litigation in order to allow the IPR trials to run their course, which the district court denied. A claim construction hearing before the district court took place on January 31, 2017. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 13 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2017	2016
Weighted average common shares outstanding	12,269,555	12,252,131
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,269,555	12,252,131

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2017 and 2016, 517,448 and 595,722 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

On August 1, 2016, the Company announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce would be eliminated, its Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the third and fourth quarters of 2016, the Company recorded restructuring and impairment charges of $2,261, which consisted primarily of non-cash impairment charges of $1,255 for property, plant and equipment at the Company’s Johnstown, Pennsylvania administrative facility and employee severance and other employment termination costs of $1,006.

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced further reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with the Company’s cost reduction program during 2017, the Company recorded restructuring charges of $1,777 during the first quarter of 2017, which are reported as a separate line item on the Company’s condensed consolidated statements of operations. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. As of March 31, 2017, $1,012 of employee severance and other employment termination costs related to the 2016 and 2017 cost reduction programs remained outstanding.

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. Our Roanoke facility has the capacity to build a variety of railcar types in a cost-effective manner and will continue to support our coal car products when market conditions improve. Our Danville facility resumed production in June 2014 after being idled for 14 months and, given the challenged coal market, operations there were again significantly curtailed in 2016. Our Danville facility was idled for railcar production effective March 31, 2017.

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the third and fourth quarters of 2016, we recorded restructuring and impairment charges of $2.3 million, which consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $1.0 million. We currently estimate that the annualized cost savings resulting from this restructuring program will be approximately $5.0 million when fully implemented.

In light of the current cyclical downturn in the railcar industry and the challenged coal market, in the first quarter of 2017 we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction program in 2017, we recorded restructuring and impairment charges of $1.8 million during the first quarter of 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. We currently estimate that the annualized cost savings resulting from these actions will be approximately $3.0 million when fully implemented.

Total orders for railcars in the first quarter of 2017 were 68 units, consisting of 15 new railcars and 53 rebuilt railcars compared to net orders of (496) units in the first quarter of 2016. Railcar deliveries totaled 1,525 units, consisting of 1,425 new railcars and 100 leased railcars in the first quarter of 2017 compared to 1,609 units, all of which were new railcars, in the first quarter of 2016. Total backlog of unfilled orders was 2,802 units at March 31, 2017, compared to 4,259 units at December 31, 2016. The estimated sales value of the backlog was $285 million and $419 million, respectively, as of March 31, 2017 and December 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Revenues

Our consolidated revenues for the three months ended March 31, 2017 were $139.5 million compared to $148.6 million for the three months ended March 31, 2016. Manufacturing segment revenues for the first quarter of 2017 were $137.7 million compared to $146.1 million for the first quarter of 2016. The decrease in Manufacturing segment revenues for the 2017 period compared to the 2016 period reflects the 11% decrease in the number of railcars delivered, partially offset by slightly higher average sales prices. Corporate and Other revenues for the three months ended March 31, 2017 were $1.8 million compared to $2.5 million for the three months ended March 31, 2016 due to lower parts sales.

Gross Profit

Our consolidated gross profit margin was 7.1% for the three months ended March 31, 2017 compared to 10.7% for the three months ended March 31, 2016. Our consolidated gross profit for the three months ended March 31, 2017 was $9.9 million compared to $15.9 million for the three months ended March 31, 2016, reflecting decreases in gross profit from our Manufacturing segment of $6.9 million, which were partially offset by increases in gross profit from Corporate and Other of $0.9 million. An 11% decline in railcar deliveries in the first quarter of 2017 contributed a $2.6 million decrease in gross profit in our Manufacturing segment and unfavorable product mix and production inefficiencies related to certain new car types contributed another $4.3 million decrease in gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2017 were $7.0 million compared to $10.6 million for the three months ended March 31, 2016. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2017 were $1.7 million compared to $3.4 million for the three months ended March 31, 2016 primarily due to lower third-party sales commissions of $0.6 million and lower allocated corporate costs of $0.9 million. Corporate and Other selling, general and administrative expenses were $5.3 million for the three months ended March 31, 2017 compared to $7.2 million for the three months ended March 31, 2016. The decrease in Corporate and Other selling, general and administrative expenses reflected decreases in salaries of $0.5 million, decreases in incentive compensation of $0.6 million and decreases in executive severance costs of $0.8 million.

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million. See Note 11 to the condensed consolidated financial statements.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction programs, we recorded restructuring and impairment charges of $1.8 million during the first quarter of 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits.

Operating Income

Our consolidated operating income for the three months ended March 31, 2017 was $1.1 million compared to $19.6 million for the three months ended March 31, 2016. Operating income for the Manufacturing segment was $7.2 million for the three months ended March 31, 2017 compared to $12.8 million for the three months ended March 31, 2016, reflecting the decrease in Manufacturing segment gross profit, which was partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $6.1 million for the three months ended March 31, 2017 compared to operating income of $6.8 million for the three months ended March 31, 2016.

The increase in Corporate and Other operating loss was primarily due to the $14.3 million gain on settlement of the postretirement benefit obligation included in the 2016 period and $1.4 million of restructuring and impairment charges included in the 2017 period, which were partially offset by decreases in Corporate and other selling, general and administrative expenses of $1.8 million for the 2017 period.

Income Taxes

Our income tax provision was $0.4 million for the three months ended March 31, 2017 compared to $7.0 million for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017 was 40.8% compared to 35.5% for the three months ended March 31, 2016. The increase in the effective tax rate was due to certain tax credits not expected to recur at the same level in 2017 and a higher state blended rate in the 2017 period.

Net Income

As a result of the foregoing, our net income was $0.6 million for the three months ended March 31, 2017 compared to $12.7 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our diluted earnings per share was $0.05 compared to $1.03 for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2017 and 2016, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

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

The Original Credit Agreement, as amended by the First Amendment (the “Credit Agreement”), contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of March 31, 2017, we had no borrowings under the Revolving Credit Facility. As of March 31, 2017, we had $5.7 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.3 million available for borrowing under the Revolving Credit Facility. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2016, we had $5.7 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.3 million available for borrowing under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $5.7 million as of March 31, 2017 and $6.0 million as of December 31, 2016, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of March 31, 2017 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$57,672	$9,913	$20,106	$18,902	$8,751
Material and component purchases	7,475	7,475	—	—	—

Total	$65,147	$17,388	$20,106	$18,902	$8,751

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $1.4 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2017 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$15,960	$(16,945)
Investing activities	(9,512)	5,281
Financing activities	(1,131)	(1,181)

Total	$5,317	$(12,845)

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

Our net cash provided by operating activities for the three months ended March 31, 2017 was $16.0 million compared to net cash used in operating activities of $16.9 million for the three months ended March 31, 2016. Our net cash provided by operating activities for the three months ended March 31, 2017 reflects decreases in working capital, including a $20.1 million decrease in inventory, which was partially offset by a $8.4 million increase in inventory on lease. Net cash used in operating activities for the three months ended March 31, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. The settlement payments were partially offset by changes in working capital during the three months ended March 31, 2016.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 was $9.5 million and primarily represented the $11.0 million purchase of U.S. Treasury securities and certificates of deposit which were partially offset by $1.4 million of state and local incentives received. Net cash provided by investing activities for the three months ended March 31, 2016 included proceeds from maturity of securities of $6.0 million and maturity of restricted certificates of deposit (net of purchases) of $1.7 million, which were partially offset by purchases of property, plant and equipment of $2.4 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2017 was $1.1 million compared to $1.2 million for the three months ended March 31, 2016. Net cash used in financing activities for each of the three months ended March 31, 2017 and 2016, primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $0.3 million in the three months ended March 31, 2017 compared to $2.4 million in the three months ended March 31, 2016. Capital expenditures for the 2017 period were primarily to maintain our facilities while capital expenditures for the 2016 period were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures to maintain our facilities will approximate $4 million for 2017, including amounts already paid.

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

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2017, we had $5.7 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.3 million available for borrowing under the Revolving Credit Facility.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 12 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2016 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

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

FREIGHTCAR AMERICA, INC.

Date: May 4, 2017	By:	/s/ JOSEPH E. MCNEELY
Joseph E. McNeely, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document