Form 10-Q
period 2017-06-30
FreightCar America, Inc.
filed 2017-08-03
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act:   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of July 28, 2017, there were 12,428,313 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$101,293	$92,750
Restricted cash and restricted certificates of deposit	6,080	5,970
Marketable securities	30,932	—
Accounts receivable, net of allowance for doubtful accounts of $46 and $22, respectively	15,433	25,207
Inventories, net	74,092	97,904
Income taxes receivable	603	13,283
Other current assets	5,915	6,056

Total current assets	234,348	241,170
Property, plant and equipment, net	42,025	46,347
Railcars available for lease, net	23,786	24,018
Goodwill	21,521	21,521
Deferred income taxes, net	5,052	4,221
Other long-term assets	1,959	1,978

Total assets	$328,691	$339,255

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$28,678	$34,536
Accrued payroll and other employee costs	1,862	3,117
Reserve for worker’s compensation	3,941	4,444
Accrued warranty	7,973	8,324
Customer deposits and deferred revenue	216	371
Other current liabilities	3,421	3,343

Total current liabilities	46,091	54,135
Accrued pension costs	6,699	6,821
Accrued postretirement benefits, less current portion	5,775	5,769
Deferred income state and local incentives, long-term	10,271	11,380
Accrued taxes and other long-term liabilities	4,574	4,236

Total liabilities	73,410	82,341

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2017 and December 31, 2016	127	127
Additional paid in capital	90,044	92,025
Treasury stock, at cost, 303,365 and 351,746 shares at June 30, 2017 and December 31, 2016, respectively	(12,030)	(14,583)
Accumulated other comprehensive loss	(8,108)	(8,163)
Retained earnings	185,248	187,508

Total stockholders’ equity	255,281	256,914

Total liabilities and stockholders’ equity	$328,691	$339,255

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except for share and per share data)
Revenues	$118,672	$126,157	$258,208	$274,747
Cost of sales	113,344	118,080	242,990	250,783

Gross profit	5,328	8,077	15,218	23,964
Selling, general and administrative expenses	5,903	8,678	12,914	19,276
Gain on settlement of postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees	—	—	—	(14,306)
Restructuring and impairment charges	369	—	2,146	—

Operating (loss) income	(944)	(601)	158	18,994
Interest expense and deferred financing costs	(30)	(41)	(72)	(86)
Other income	81	1	99	82

(Loss) income before income taxes	(893)	(641)	185	18,990
Income tax (benefit) provision	(445)	(173)	(5)	6,791

Net (loss) income	$(448)	$(468)	$190	$12,199

Net (loss) income per common share – basic	$(0.04)	$(0.04)	$0.02	$0.99

Net (loss) income per common share – diluted	$(0.04)	$(0.04)	$0.02	$0.99

Weighted average common shares outstanding – basic	12,283,746	12,261,308	12,276,689	12,256,720

Weighted average common shares outstanding – diluted	12,283,746	12,261,308	12,276,689	12,256,720

Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net (loss) income	$(448)	$(468)	$190	$12,199

Other comprehensive income:
Pension liability adjustments, net of tax	76	81	153	162
Postretirement liability adjustments, net of tax	(49)	(41)	(98)	12,931

Other comprehensive income	27	40	55	13,093

Comprehensive (loss) income	$(421)	$(428)	$245	$25,292

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

Net income	—	—	—	—	—	—	12,199	12,199
Other comprehensive income	—	—	—	—	—	13,093	—	13,093
Restricted stock awards	—	—	(3,314)	77,296	3,314	—	—	—
Forfeiture of restricted stock awards	—	—	278	(15,634)	(278)	—	—	—
Employee stock settlement	—	—	—	(3,829)	(71)	—	—	(71)
Stock-based compensation recognized	—	—	674	—	—	—	—	674
Cash dividends	—	—	—	—	—	—	(2,226)	(2,226)

Balance, June 30, 2016	12,731,678	$127	$91,577	(344,333)	$(14,551)	$(7,985)	$189,612	$258,780

Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net income	—	—	—	—	—	—	190	190
Other comprehensive income	—	—	—	—	—	55	—	55
Restricted stock awards	—	—	(2,901)	71,003	2,901	—	—	—
Forfeiture of restricted stock awards	—	—	334	(21,623)	(334)	—	—	—
Employee stock settlement	—	—	—	(999)	(14)	—	—	(14)
Stock-based compensation recognized	—	—	371	—	—	—	—	371
Cash dividends	—	—	—	—	—	—	(2,235)	(2,235)

Balance, June 30, 2017	12,731,678	$127	$90,044	(303,365)	$(12,030)	$(8,108)	$185,248	$255,281

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$190	$12,199
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	4,672	5,117
Recognition of deferred income from state and local incentives	(1,109)	(1,064)
Gain on settlement of postretirement benefit plan obligation	—	(15,606)
Deferred income taxes	(862)	16,904
Stock-based compensation recognized	371	674
Other non-cash items, net	548	731
Changes in operating assets and liabilities:
Accounts receivable	8,364	23,178
Inventories	23,388	(21,445)
Other assets	141	(6,659)
Accounts and contractual payables	(5,772)	4,486
Accrued payroll and employee benefits	(1,255)	(4,727)
Income taxes receivable/payable	12,712	(7,682)
Accrued warranty	(351)	(275)
Customer deposits and other liabilities	(243)	10,014
Payment for settlement of postretirement benefit plan obligation	—	(31,616)
Accrued pension costs and accrued postretirement benefits	(61)	(6,404)

Net cash flows provided by (used in) operating activities:	40,733	(22,175)

Cash flows from investing activities
Increase in restricted cash	(360)	—
Purchase of restricted certificates of deposit	(5,194)	(1,182)
Maturity of restricted certificates of deposit	5,444	2,910
Purchase of securities held to maturity	(33,915)	—
Proceeds from maturity of securities	3,000	12,001
Purchase of property, plant and equipment	(445)	(8,781)
Proceeds from sale of property, plant and equipment	119	—
State and local incentives received	1,410	—

Net cash flows (used in) provided by investing activities:	(29,941)	4,948

Cash flows from financing activities
Employee stock settlement	(14)	(71)
Deferred financing costs	—	(81)
Cash dividends paid to stockholders	(2,235)	(2,226)

Net cash flows used in financing activities:	(2,249)	(2,378)

Net increase (decrease) in cash and cash equivalents	8,543	(19,605)
Cash and cash equivalents at beginning of period	92,750	83,068

Cash and cash equivalents at end of period	$101,293	$63,463

Supplemental cash flow information
Interest paid	$43	$24

Income taxes paid	$85	$4,668

Income tax refunds received	$11,910	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2016 year-end balance sheet data was derived from the audited financial statements as of December 31, 2016. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Manufacturing	$116,067	$124,224	$253,807	$270,295
Corporate and Other	2,605	1,933	4,401	4,452

Consolidated Revenues	$118,672	$126,157	$258,208	$274,747

Operating Income:
Manufacturing	$2,328	$5,430	$9,577	$18,212
Corporate and Other (1)	(3,272)	(6,031)	(9,419)	782

Consolidated Operating Income	(944)	(601)	158	18,994
Consolidated interest expense and deferred financing costs	(30)	(41)	(72)	(86)
Consolidated other income	81	1	99	82

Consolidated Income Before Income Taxes	$(893)	$(641)	$185	$18,990

Depreciation and Amortization:
Manufacturing	$2,150	$2,033	$4,307	$4,139
Corporate and Other	185	465	365	978

Consolidated Depreciation and Amortization	$2,335	$2,498	$4,672	$5,117

Capital Expenditures:
Manufacturing	$66	$6,295	$378	$8,671
Corporate and Other	83	39	67	110

Consolidated Capital Expenditures	$149	$6,334	$445	$8,781

	June 30,	December 31,
	2017	2016
Assets:
Manufacturing	$171,993	$211,043
Corporate and Other	151,043	110,708

Total Operating Assets	323,036	321,751
Consolidated income taxes receivable	603	13,283
Consolidated deferred income taxes, long-term	5,052	4,221

Consolidated Assets	$328,691	$339,255

(1)	Results for the six months ended June 30, 2016 included a $14,306 gain on the settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees (see Note 11).

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$75,292	$—	$—	$75,292
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,420	$1,420

Non-Recurring Fair Value Measurements	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$1,434	$—	$1,434

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15,156	$—	$—	$15,156
Restricted certificates of deposit	$5,970	$—	$—	$5,970
Escrow receivable	$—	$—	$1,910	$1,910

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the escrow receivable above represents the escrow balance of $1,470 and $1,960 as of June 30, 2017 and December 31, 2016, respectively, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

The carrying value of property, plant and equipment at the Company’s idled Danville, Illinois manufacturing facility was reduced to its estimated fair market value during the second quarter of 2017, resulting in a non-cash impairment charge of $333. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values.

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

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of June 30, 2017 of $30,932 consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs. The Company owned no marketable securities as of December 31, 2016.

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2017	2016
Work in process	$61,083	$83,576
Finished new railcars	10,483	11,858
Parts inventory	2,526	2,470

Total inventories, net	$74,092	$97,904

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $4,611 and $4,307 relating to excess or slow-moving inventory for parts and work in process at June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company had no borrowings under the Revolving Credit Facility. As of June 30, 2017 and December 31, 2016, the Company had $6,080 and $5,720, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $43,920 and $44,280, respectively, available for borrowing under the Revolving Credit Facility.

Note 9 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $128 and selling, general and administrative expenses of $(9))	$119	$43	$76
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(2) and selling, general and administrative expenses of $(77))	(79)	(28)	(51)
Reclassification adjustment for amortization of prior service cost (pre-tax selling, general and administrative expenses of $3)	3	1	2

	$43	$16	$27

Three months ended June 30, 2016	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $135 and selling, general and administrative expenses of $(10))	$125	$44	$81
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(61) and selling, general and administrative expenses of $(7))	(68)	(25)	(43)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $3 and selling, general and administrative expenses of $1)	4	2	2

	$61	$21	$40

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $257 and selling, general and administrative expenses of $(19))	$238	$85	$153
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(4) and selling, general and administrative expenses of $(155))	(159)	(56)	(103)
Reclassification adjustment for amortization of prior service cost (pre-tax selling, general and administrative expenses of $7)	7	2	5

	$86	$31	$55

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2016
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $270 and selling, general and administrative expenses of $(20))	$250	$88	$162
Postretirement liability activity:
Actuarial loss	(1,689)	(594)	(1,095)
Settlement gain	37,190	13,076	24,114
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligations)	(15,606)	(5,487)	(10,119)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $35 and selling, general and administrative expenses of $5)	40	14	26
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $7 and selling, general and administrative expenses of $1)	8	3	5

	$20,193	$7,100	$13,093

The components of accumulated other comprehensive loss consist of the following:

	June 30,	December 31,
	2017	2016
Unrecognized pension cost, net of tax of $6,321 and $6,405	$(10,288)	$(10,441)
Unrecognized postretirement income, net of tax of $570 and $623	2,180	2,278

	$(8,108)	$(8,163)

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

Total stock-based compensation was $157 and $445 for the three months ended June 30, 2017 and 2016, respectively, and $371 and $674 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $1,393 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining requisite service period of 35 months.

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

On March 25, 2016, the Company made a cash payment of $31,616 (including $166 of interest) to settle disputed retiree medical and life insurance benefits for hourly retirees of the Company’s Johnstown manufacturing facility. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806 as of March 25, 2016. Additionally, as a result of the cost reduction programs initiated in August 2016 and January 2017 (see Note 14), certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans.

As of January 1, 2017, the Company changed the method it used to estimate the service and interest components of net periodic benefit cost for postretirement benefits and the interest component for pension benefits. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize a full yield curve approach in estimating these components by applying the specific spot rates along the yield curve used in determining the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of the Company’s total benefit obligation at the Company’s annual measurement date, as the refinement compared to the previous method results in a decrease in the service cost and interest components of net periodic benefit cost with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement did not have a material impact on the condensed consolidated balance sheet as of June 30, 2017 or the condensed consolidated statement of operations for the three and six months ended June 30, 2017. This change is accounted for prospectively as a change in accounting estimate.

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension Benefits
Interest cost	$446	$582	$892	$1,164
Expected return on plan assets	(642)	(686)	(1,284)	(1,372)
Amortization of unrecognized net loss	119	125	238	250
Plan curtailment and special termination benefits	—	—	270	—

	$(77)	$21	$116	$42

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Postretirement Benefit Plan
Service cost	$12	$15	$24	$30
Interest cost	50	65	100	803
Settlement income	—	—	—	(15,606)
Amortization of prior service cost	3	4	7	8
Amortization of unrecognized net (gain) loss	(79)	(68)	(159)	40
Plan curtailment and special termination benefits	—	—	150	—

	$(14)	$16	$122	$(14,725)

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months and six months ended June 30, 2017 and 2016. The Company expects to make no contributions to its pension plans in 2017.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $139 and $137 for the three months ended June 30, 2017 and 2016, respectively, and $267 and $228 for the six months ended June 30, 2017 and 2016, respectively. The Company expects to make $403 in contributions (including contributions already made) to its postretirement benefit plan in 2017 for salaried retirees. As a result of the settlement payment described above, the Company had no further postretirement benefit obligation for hourly retirees after March 25, 2016.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $317 and $359 for the three months ended June 30, 2017 and 2016, respectively, and $937 and $1,046 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance as of June 30, 2017.

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. The Court consolidated both cases on November 12, 2015. On January 29, 2016, NSC filed an amended complaint, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed inter partes review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In June 2015, the parties began conducting the first phase of fact discovery, which concluded on August 9, 2016. In September 2016, the PTAB granted the IPR petitions and instituted trials on all asserted claims for both patents. Both trials are expected to conclude on or before September 30, 2017. On October 5, 2016, the Company filed a motion to stay the district court litigation in order to allow the IPR trials to run their course, which the district court denied. A claim construction hearing before the district court took place on January 31, 2017, and the court’s ruling was issued on June 8, 2017. Oral argument before the PTAB also took place on June 8, 2017 in the pending IPR trials. The schedule for the litigation has been suspended while the parties dispute various invalidity and non-infringement contentions. The Company believes that the complaints are without merit and intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Note 13 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	12,283,746	12,261,308	12,276,689	12,256,720
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	12,283,746	12,261,308	12,276,689	12,256,720

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2017 and 2016, 497,917 and 540,526 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2017 and 2016, 507,628 and 568,124 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

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

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced further reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with the Company’s cost reduction program during 2017, the Company recorded restructuring charges of $1,777 during the first quarter of 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the second quarter of 2017, the Company recorded restructuring and impairment charges of $369, which consisted primarily of non-cash impairment charges for property, plant and equipment at the Company’s idled Danville, Illinois manufacturing facility. Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations. As of June 30, 2017, $480 of employee severance and other employment termination costs related to the 2016 and 2017 cost reduction programs remained outstanding.

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. Our Roanoke facility has the capacity to build a variety of railcar types in a cost-effective manner and will continue to support our coal car products when market conditions improve. During the second quarter of 2017, operations were significantly curtailed in response to market conditions as we identify new production opportunities. Our Danville facility resumed production in June 2014 after being idled for 14 months. Given the challenged coal market, operations there were again significantly curtailed in 2016 and the facility was idled for railcar production effective March 31, 2017.

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the third and fourth quarters of 2016, we recorded restructuring and impairment charges of $2.3 million, which consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $1.0 million. We currently estimate that the annualized cost savings resulting from this restructuring program will be approximately $5.0 million.

In light of the current cyclical downturn in the railcar industry and the challenged coal market, in the first quarter of 2017 we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction program in 2017, we recorded restructuring and impairment charges of $1.8 million during the first quarter of 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. We currently estimate that the annualized cost savings resulting from these actions will be approximately $3.0 million when fully implemented. During the second quarter of 2017, we recorded restructuring and impairment charges of $0.4 million which consisted primarily of non-cash impairment charges for property, plant and equipment at our idled Danville, Illinois facility.

Total orders for railcars in the second quarter of 2017 were 1,520 units, consisting of 1,020 new railcars and 500 leased railcars, compared to net orders of (156) units in the second quarter of 2016. Total backlog of unfilled orders was 3,226 units at June 30, 2017, compared to 4,259 units at December 31, 2016. The estimated sales value of the backlog was $293 million and $419 million, respectively, as of June 30, 2017 and December 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenues

Our consolidated revenues for the three months ended June 30, 2017 were $118.7 million compared to $126.2 million for the three months ended June 30, 2016. Manufacturing segment revenues for the second quarter of 2017 were $116.1 million compared to $124.2 million for the second quarter of 2016. Railcar deliveries totaled 1,096 units, all of which were new railcars, in the second quarter of 2017 compared to 1,372 units, all of which were new railcars, in the second quarter of 2016. The decrease in Manufacturing segment revenues for the 2017 period compared to the 2016 period reflects the 20% decrease in the number of railcars delivered, partially offset by slightly higher average sales prices. Manufacturing segment revenues for the 2017 period also included proceeds from the sale of 100 leased railcars that were delivered in a prior period. Corporate and Other revenues for the three months ended June 30, 2017 were $2.6 million compared to $1.9 million for the three months ended June 30, 2016 due to higher parts sales.

Gross Profit

Our consolidated gross profit margin was 4.5% for the three months ended June 30, 2017 compared to 6.4% for the three months ended June 30, 2016. Our consolidated gross profit for the three months ended June 30, 2017 was $5.3 million compared to $8.1 million for the three months ended June 30, 2016, reflecting decreases in gross profit from our Manufacturing segment of $3.4 million, which were partially offset by increases in gross profit from Corporate and Other of $0.7 million. The decline in railcar deliveries, including leased railcars sold that were delivered in a prior period, in the second quarter of 2017 contributed a $1.8 million decrease in gross profit in our Manufacturing segment, while unfavorable product mix of lower margin railcars and production inefficiencies related to certain new car types contributed another $1.6 million decrease in gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2017 were $5.9 million compared to $8.7 million for the three months ended June 30, 2016. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2017 were $1.6 million compared to $2.4 million for the three months ended June 30, 2016 primarily due to lower allocated corporate costs of $0.5 million. Corporate and Other selling, general and administrative expenses were $4.3 million for the three months ended June 30, 2017 compared to $6.3 million for the three months ended June 30, 2016. The decrease in Corporate and Other selling, general and administrative expenses reflected decreases in salaries of $0.8 million, decreases in professional services costs of $0.7 million and decreases in state franchise taxes of $0.5 million.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. We recorded restructuring and impairment charges of $0.4 million during the second quarter of 2017, which consisted primarily of non-cash impairment charges for property, plant and equipment at our idled Danville, Illinois facility.

Operating Loss

Our consolidated operating loss for the three months ended June 30, 2017 was $0.9 million compared to an operating loss of $0.6 million for the three months ended June 30, 2016. Operating income for the Manufacturing segment was $2.3 million for the three months ended June 30, 2017 compared to $5.4 million for the three months ended June 30, 2016, reflecting the decrease in Manufacturing segment gross profit, which was partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $3.3 million for the three months ended June 30, 2017 compared to an operating loss of $6.0 million for the three months ended June 30, 2016. The decrease in Corporate and Other operating loss was primarily due to the decrease in Corporate and Other selling, general and administrative expenses.

Income Taxes

Our income tax benefit was $0.4 million for the three months ended June 30, 2017 compared to an income tax benefit of $0.2 million for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 was 49.9% compared to 27.1% for the three months ended June 30, 2016. The increase in our effective tax rate was primarily due to the impact of a change in the statutory federal income tax rate for a prior period as result of a net operating loss carryback claim filed during 2017.

Net Loss

As a result of the foregoing, our net loss was $0.4 million for the three months ended June 30, 2017 compared to a net loss of $0.5 million for the three months ended June 30, 2016. For each of the three months ended June 30, 2017 and 2016, our diluted net loss per share was $0.04.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Revenues

Our consolidated revenues for the six months ended June 30, 2017 were $258.2 million compared to $274.7 million for the six months ended June 30, 2016. Manufacturing segment revenues for the six months ended June 30, 2017 were $253.8 million compared to $270.3 million for the six months ended June 30, 2016. Railcar deliveries totaled 2,621 units, all of which were new railcars, in the six months ended June 30, 2017 compared to 2,981 units, all of which were new railcars, in the six months ended June 30, 2016. The decrease in Manufacturing segment revenues for the 2017 period compared to the 2016 period reflects the 12% decrease in the number of railcars delivered, partially offset by slightly higher average sales prices. Corporate and Other revenues for the six months ended June 30, 2017 were $4.4 million compared to $4.5 million for the six months ended June 30, 2016.

Gross Profit

Our consolidated gross profit margin was 5.9% for the six months ended June 30, 2017 compared to 8.7% for the six months ended June 30, 2016. Our consolidated gross profit for the six months ended June 30, 2017 was $15.2 million compared to $24.0 million for the six months ended June 30, 2016, reflecting decreases in gross profit from our Manufacturing segment of $10.3 million, which were partially offset by increases in gross profit from Corporate and Other of $1.5 million. The decline in railcar deliveries contributed a $4.5 million decrease in gross profit in our Manufacturing segment and unfavorable product mix of lower margin railcars and production inefficiencies related to certain new car types contributed another $5.8 million decrease in Manufacturing segment gross profit. The increase in Corporate and Other gross profit was primarily due to a decrease in postretirement benefit costs as a result of the March 25, 2016 settlement.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2017 were $12.9 million compared to $19.3 million for the six months ended June 30, 2016. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2017 were $3.3 million compared to $5.8 million for the six months ended June 30, 2016 primarily due to lower third-party sales commissions of $0.6 million, lower allocated corporate costs of $1.4 million and decreases in salaries of $0.2 million. Corporate and Other selling, general and administrative expenses were $9.6 million for the six months ended June 30, 2017 compared to $13.4 million for the six months ended June 30, 2016. The decrease in Corporate and Other selling, general and administrative expenses reflected decreases in salaries and benefits of $1.8 million, decreases in executive severance costs of $0.8 million and decreases in professional services costs of $1.3 million.

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

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction programs, we recorded restructuring and impairment charges of $1.8 million during the first quarter of 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the second quarter of 2017 we recorded restructuring and impairment charges of $0.4 million which consisted primarily of non-cash impairment charges for property, plant and equipment at our idled Danville, Illinois facility.

Operating Income

Our consolidated operating income for the six months ended June 30, 2017 was $0.2 million compared to $19.0 million for the six months ended June 30, 2016. Operating income for the Manufacturing segment was $9.6 million for the six months ended June 30, 2017 compared to $18.2 million for the six months ended June 30, 2016, reflecting the decrease in Manufacturing segment gross profit and inclusion of $0.9 million of Manufacturing segment restructuring and impairment charges, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $9.4 million for the six months ended June 30, 2017 compared to operating income of $0.8 million for the six months ended June 30, 2016. The increase in Corporate and Other operating loss was primarily due to the $14.3 million gain on settlement of the postretirement benefit obligation included in the 2016 period and $1.3 million of restructuring and impairment charges included in the 2017 period, which were partially offset by decreases in Corporate and Other selling, general and administrative expenses of $3.9 million for the 2017 period.

Income Taxes

Our income tax benefit was immaterial for the six months ended June 30, 2017 compared to an income tax provision of $6.8 million for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was (2.8)% compared to 35.8% for the six months ended June 30, 2016. The decrease in the effective tax rate was primarily due to the impact of a change in the statutory federal income tax rate for a prior period as result of a net operating loss carryback claim filed during 2017, partially offset by the impact of interest and penalties related to uncertain tax positions.

Net Income

As a result of the foregoing, our net income was $0.2 million for the six months ended June 30, 2017 compared to $12.2 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, our diluted earnings per share was $0.02 compared to $0.99 for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2017 and 2016, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

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

The Original Credit Agreement, as amended by the First Amendment (the “Credit Agreement”), contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. As of June 30, 2017, we had no borrowings under the Revolving Credit Facility. As of June 30, 2017, we had $6.1 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.9 million available for borrowing under the Revolving Credit Facility. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of our and our subsidiaries’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. We also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, the maximum consolidated net leverage ratio requirement and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

As of December 31, 2016, we had $5.7 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.3 million available for borrowing under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $6.1 million as of June 30, 2017 and $6.0 million as of December 31, 2016, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of June 30, 2017 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$55,180	$9,927	$20,188	$17,117	$7,948
Material and component purchases	3,492	3,492	—	—	—

Total	$58,672	$13,419	$20,188	$17,117	$7,948

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $1.3 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2017 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans as described above.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$40,733	$(22,175)
Investing activities	(29,941)	4,948
Financing activities	(2,249)	(2,378)

Total	$8,543	$(19,605)

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

Our net cash provided by operating activities for the six months ended June 30, 2017 was $40.7 million compared to net cash used in operating activities of $22.2 million for the six months ended June 30, 2016. Our net cash provided by operating activities for the six months ended June 30, 2017 reflects receipt of a federal income tax refund related to a net operating loss carryback of $11.9 million and decreases in working capital, including a $23.4 million decrease in inventory. Net cash used in operating activities for the six months ended June 30, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. The settlement payments were partially offset by changes in working capital during the six months ended June 30, 2016.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017 was $29.9 million and primarily represented the $30.9 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities), which were partially offset by $1.4 million of state and local incentives received. Net cash provided by investing activities for the six months ended June 30, 2016 included proceeds from maturity of securities of $12.0 million and maturity of restricted certificates of deposit (net of purchases) of $1.7 million, which were partially offset by purchases of property, plant and equipment of $8.8 million.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2017 was $2.2 million compared to $2.4 million for the six months ended June 30, 2016. Net cash used in financing activities for each of the six months ended June 30, 2017 and 2016, primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $0.4 million in the six months ended June 30, 2017 compared to $8.8 million in the six months ended June 30, 2016. Capital expenditures for the 2017 period were primarily to maintain our facilities while capital expenditures for the 2016 period were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures to maintain our facilities will approximate $3 million for 2017, including amounts already paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2017, we had $6.1 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $43.9 million available for borrowing under the Revolving Credit Facility.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 12 –Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2016 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Letter agreement regarding Terms of Employment dated July 17, 2017 by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

10.2	Separation Agreement and General Release dated July 17, 2017 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 3, 2017	By:	/S/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/S/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter agreement regarding Terms of Employment dated July 17, 2017 by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

10.2	Separation Agreement and General Release dated July 17, 2017 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document