Form 10-Q
period 2017-09-30
FreightCar America, Inc.
filed 2017-11-02
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of October 27, 2017, there were 12,395,699 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$70,207	$92,750
Restricted cash and restricted certificates of deposit	6,080	5,970
Marketable securities	51,003	—
Accounts receivable, net of allowance for doubtful accounts of $36 and $22, respectively	17,098	25,207
Inventories, net	70,263	97,904
Income taxes receivable	826	13,283
Other current assets	4,751	6,056

Total current assets	220,228	241,170
Property, plant and equipment, net	40,036	46,347
Railcars available for lease, net	23,610	24,018
Goodwill	21,521	21,521
Deferred income taxes, net	11,676	4,221
Other long-term assets	1,460	1,978

Total assets	$318,531	$339,255

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$32,043	$34,536
Accrued payroll and other employee costs	2,162	3,117
Reserve for workers’ compensation	3,695	4,444
Accrued warranty	7,880	8,324
Customer deposits and deferred revenue	354	371
Other current liabilities	3,071	3,343

Total current liabilities	49,205	54,135
Accrued pension costs	6,504	6,821
Accrued postretirement benefits, less current portion	5,715	5,769
Deferred income state and local incentives, long-term	9,716	11,380
Accrued taxes and other long-term liabilities	4,622	4,236

Total liabilities	75,762	82,341

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2017 and December 31, 2016	127	127
Additional paid in capital	90,754	92,025
Treasury stock, at cost, 335,941 and 351,746 shares at September 30, 2017 and December 31, 2016, respectively	(12,550)	(14,583)
Accumulated other comprehensive loss	(8,080)	(8,163)
Retained earnings	172,518	187,508

Total stockholders’ equity	242,769	256,914

Total liabilities and stockholders’ equity	$318,531	$339,255

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except for share and per share data)
Revenues	$72,025	$113,461	$330,233	$388,208
Cost of sales	79,863	103,972	322,853	354,755

Gross (loss) profit	(7,838)	9,489	7,380	33,453
Selling, general and administrative expenses	10,715	8,010	23,629	27,286
Gain on settlement of postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees	—	—	—	(14,306)
Restructuring and impairment charges	59	1,531	2,205	1,531

Operating (loss) income	(18,612)	(52)	(18,454)	18,942
Interest expense and deferred financing costs	(27)	(29)	(99)	(115)
Other income	232	13	331	95

(Loss) income before income taxes	(18,407)	(68)	(18,222)	18,922
Income tax (benefit) provision	(6,793)	(119)	(6,798)	6,672

Net (loss) income	$(11,614)	$51	$(11,424)	$12,250

Net (loss) income per common share – basic	$(0.94)	$0.00	$(0.92)	$0.99

Net (loss) income per common share – diluted	$(0.94)	$0.00	$(0.92)	$0.99

Weighted average common shares outstanding – basic	12,293,998	12,267,468	12,282,522	12,260,329

Weighted average common shares outstanding – diluted	12,293,998	12,267,468	12,282,522	12,260,329

Dividends declared per common share	$0.09	$0.09	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net (loss) income	$(11,614)	$51	$(11,424)	$12,250

Other comprehensive income:
Pension liability adjustments, net of tax	77	(697)	230	(535)
Postretirement liability adjustments, net of tax	(49)	(236)	(147)	12,695

Other comprehensive income (loss)	28	(933)	83	12,160

Comprehensive (loss) income	$(11,586)	$(882)	$(11,341)	$24,410

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111

Net income	—	—	—	—	—	—	12,250	12,250
Other comprehensive income	—	—	—	—	—	12,160	—	12,160
Restricted stock awards	—	—	(3,418)	79,796	3,418	—	—	—
Forfeiture of restricted stock awards	—	—	351	(20,755)	(351)	—	—	—
Employee stock settlement	—	—	—	(4,091)	(75)	—	—	(75)
Stock-based compensation recognized	—	—	815	—	—	—	—	815
Cash dividends	—	—	—	—	—	—	(3,340)	(3,340)

Balance, September 30, 2016	12,731,678	$127	$91,687	(347,216)	$(14,524)	$(8,918)	$188,549	$256,921

Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net loss	—	—	—	—	—	—	(11,424)	(11,424)
Other comprehensive income	—	—	—	—	—	83	—	83
Restricted stock awards	—	—	(2,929)	71,753	2,929	—	—	—
Forfeiture of restricted stock awards	—	—	877	(54,675)	(877)	—	—	—
Employee stock settlement	—	—	—	(1,273)	(19)	—	—	(19)
Stock-based compensation recognized	—	—	566	—	—	—	—	566
Cash dividends	—	—	—	—	—	—	(3,351)	(3,351)

Balance, September 30, 2017	12,731,678	$127	$90,754	(335,941)	$(12,550)	$(8,080)	$172,518	$242,769

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(11,424)	$12,250
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	7,021	7,402
Recognition of deferred income from state and local incentives	(1,664)	(1,596)
Gain on settlement of postretirement benefit plan obligation	—	(15,606)
Deferred income taxes	(7,489)	17,207
Stock-based compensation recognized	566	815
Other non-cash items, net	610	984
Changes in operating assets and liabilities:
Accounts receivable	6,699	9,416
Inventories	27,074	(29,022)
Other assets	1,795	(8,174)
Accounts and contractual payables	(2,424)	(1,488)
Accrued payroll and employee benefits	(955)	(5,610)
Income taxes receivable/payable	12,566	(8,610)
Accrued warranty	(444)	(926)
Customer deposits and other liabilities	(727)	5,913
Payment for settlement of postretirement benefit plan obligation	—	(31,616)
Accrued pension costs and accrued postretirement benefits	(288)	(5,982)

Net cash flows provided by (used in) operating activities:	30,916	(54,643)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(6,632)	(2,089)
Maturity of restricted certificates of deposit	6,522	3,015
Purchase of securities held to maturity	(63,895)	—
Proceeds from maturity of securities	13,000	12,001
Purchase of property, plant and equipment	(613)	(13,070)
Proceeds from sale of property, plant and equipment	119	—
State and local incentives received	1,410	—

Net cash flows used in investing activities:	(50,089)	(143)

Cash flows from financing activities
Employee stock settlement	(19)	(75)
Deferred financing costs	—	(81)
Cash dividends paid to stockholders	(3,351)	(3,340)

Net cash flows used in financing activities:	(3,370)	(3,496)

Net decrease in cash and cash equivalents	(22,543)	(58,282)
Cash and cash equivalents at beginning of period	92,750	83,068

Cash and cash equivalents at end of period	$70,207	$24,786

Supplemental cash flow information
Interest paid	$55	$32

Income taxes paid	$100	$4,668

Income tax refunds received	$11,929	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2016 year-end balance sheet data was derived from the audited financial statements as of December 31, 2016. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

The Company continues to evaluate the requirements of the standard and its impact on the Company’s consolidated financial statements and disclosures. The Company currently expects to complete its analysis in the fourth quarter of 2017. However, to date, the Company has not identified any material differences between the new standard and its existing revenue recognition methods or contract costs that would require modification under the new standard. Additionally, the Company does not expect significant changes in business processes or systems as a result of the adoption of the standard.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Manufacturing	$69,842	$111,963	$323,649	$382,258
Corporate and Other	2,183	1,498	6,584	5,950

Consolidated Revenues	$72,025	$113,461	$330,233	$388,208

Operating (Loss) Income:
Manufacturing	$(10,028)	$6,967	$(451)	$25,179
Corporate and Other (1)	(8,584)	(7,019)	(18,003)	(6,237)

Consolidated Operating (Loss) Income	(18,612)	(52)	(18,454)	18,942
Consolidated interest expense and deferred financing costs	(27)	(29)	(99)	(115)
Consolidated other income	232	13	331	95

Consolidated (Loss) Income Before Income Taxes	$(18,407)	$(68)	$(18,222)	$18,922

Depreciation and Amortization:
Manufacturing	$2,170	$2,024	$6,477	$6,163
Corporate and Other	179	261	544	1,239

Consolidated Depreciation and Amortization	$2,349	$2,285	$7,021	$7,402

Capital Expenditures:
Manufacturing	$141	$3,952	$519	$12,623
Corporate and Other	27	337	94	447

Consolidated Capital Expenditures	$168	$4,289	$613	$13,070

	September 30,	December 31,
	2017	2016
Assets:
Manufacturing	$167,565	$211,043
Corporate and Other	138,464	110,708

Total Operating Assets	306,029	321,751
Consolidated income taxes receivable	826	13,283
Consolidated deferred income taxes, long-term	11,676	4,221

Consolidated Assets	$318,531	$339,255

(1)	Results for the nine months ended September 30, 2016 included a $14,306 gain on the settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees (see Note 12).

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring or non-recurring basis.

Recurring Fair Value Measurements	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$37,292	$—	$—	$37,292
Restricted certificates of deposit	$6,080	$—	$—	$6,080
Escrow receivable	$—	$—	$1,420	$1,420

Non-Recurring Fair Value Measurements	Period Ended September 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$1,434	$—	$1,434

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15,156	$—	$—	$15,156
Restricted certificates of deposit	$5,970	$—	$—	$5,970
Escrow receivable	$—	$—	$1,910	$1,910

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $1,470 and $1,960 as of September 30, 2017 and December 31, 2016, respectively, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

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

Note 6 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of September 30, 2017 of $51,003 consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs. The Company owned no marketable securities as of December 31, 2016.

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2017	2016
Work in process	$66,616	$83,576
Finished new railcars	1,254	11,858
Parts inventory	2,393	2,470

Total inventories, net	$70,263	$97,904

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $4,754 and $4,307 relating to excess or slow-moving inventory for parts and work in process at September 30, 2017 and December 31, 2016, respectively.

Note 8 – Goodwill

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2017, the Company performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value as of the testing date. Management determined the fair value of the Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting.

Fair value calculations using the income approach contain significant judgments and estimates with respect to a variety of factors that will significantly impact the future performance of the business, including: future railcar volume projections based on an industry-specific outlook for railcar demand; estimated margins on railcar sales; estimated growth rate for selling, general and administrative costs; future effective tax rate for the Company; and weighted-average cost of capital (“WACC”). Management estimated a WACC of 14% for the Company’s August 1, 2017 goodwill impairment valuation analysis.

In addition to estimating the fair value of the Company’s Manufacturing reporting unit using the discounted cash flow method in the base case scenario, the Company also estimated the fair value of its Manufacturing reporting unit using the discounted cash flow method for alternate scenarios. From a sensitivity perspective, the estimated fair value of the net assets in the Company’s Manufacturing reporting unit exceeded the carrying value even if the WACC used in the discounted cash flow method was increased by one hundred basis points or the terminal margin was decreased by seventy basis points. If market conditions further deteriorate or the performance of the Manufacturing reporting unit is worse than projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of September 30, 2017, the total goodwill balance of the Manufacturing reporting unit was $21,521.

Note 9 – Revolving Credit Facility

On June 13, 2016, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”).

The First Amendment amended the Credit Agreement, dated as of July 26, 2013 (the “Original Credit Agreement” and, as amended by the First Amendment, the ”Revolving Credit Facility”), by and among the Borrowers and the Bank in order to, among other things: (1) extend the term of the Original Credit Agreement to July 26, 2019; and (2) replace the negative covenant requiring a minimum consolidated net liquidity of $35,000 with a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00.

As of September 30, 2017 and December 31, 2016, the Company had no borrowings under the Revolving Credit Facility. As of September 30, 2017 and December 31, 2016, the Company had $5,812 and $5,720, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,188 and $44,280, respectively, available for borrowing under the Revolving Credit Facility.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $129 and selling, general and administrative expenses of $(10))	$119	$42	$77
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(2) and selling, general and administrative expenses of $(77))	(79)	(28)	(51)
Reclassification adjustment for amortization of prior service cost (pre-tax selling, general and administrative expenses of $4)	4	2	2

	$44	$16	$28

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2016
Pension liability activity:
Actuarial loss	$(1,200)	$(422)	$(778)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $135 and selling, general and administrative expenses of $(10))	125	44	81
Postretirement liability activity:
Actuarial loss	(300)	(105)	(195)
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(59) and selling, general and administrative expenses of $(9))	(68)	(24)	(44)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $4 and selling, general and administrative expenses of $1)	5	2	3

	$(1,438)	$(505)	$(933)

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $386 and selling, general and administrative expenses of $(29))	$357	$127	$230
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(6) and selling, general and administrative expenses of $(232))	(238)	(84)	(154)
Reclassification adjustment for amortization of prior service cost (pre-tax selling, general and administrative expenses of $11)	11	4	7

	$130	$47	$83

Nine months ended September 30, 2016	Pre-Tax	Tax	After-Tax
Pension liability activity:
Actuarial loss	$(1,200)	$(422)	$(778)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $405 and selling, general and administrative expenses of $(30))	375	132	243
Postretirement liability activity:
Actuarial loss	(1,989)	(699)	(1,290)
Settlement gain	37,190	13,076	24,114
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit plan obligation)	(15,606)	(5,487)	(10,119)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $(24) and selling, general and administrative expenses of $(4))	(28)	(10)	(18)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $11 and selling, general and administrative expenses of $2)	13	5	8

	$18,755	$6,595	$12,160

The components of accumulated other comprehensive loss consist of the following:

	September 30,	December 31,
	2017	2016
Unrecognized pension cost, net of tax of $6,279 and $6,405	$(10,212)	$(10,441)
Unrecognized postretirement income, net of tax of $543 and $623	2,132	2,278

	$(8,080)	$(8,163)

Note 11 – Stock-Based Compensation

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

On July 31, 2017, the Company granted non-qualified stock options to purchase 350,000 shares of our common stock to an executive of the Company. The award features a performance earning vesting schedule whereby the stock options will vest if the average closing price per share of the Company’s stock over the trailing 90 calendar days (the “Threshold Stock Price”) exceeds the closing price per share of the Company’s stock on July 31, 2017 (the “Reference Stock Price”) as follows: 34% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $5.00; another 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $10.00; and the remaining 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $15.00. Such stock price appreciation goals can be achieved at any point during the options’ ten-year contractual term. When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. The Company recognizes stock-based compensation cost for stock options with market conditions over the derived service period of the stock options. The estimated fair value and derived service period for the stock options were calculated using a Monte Carlo simulation. Assumptions used in valuing the July 31, 2017 stock options include the expected stock option life, expected volatility, expected dividend yield and risk-free rate. The stock options were assumed to have an expected life equal to the midpoint of (a) the date the performance goal is attained and (b) the date the stock options expire. The expected volatility assumption of 49.22% was based on the Company’s historical stock price volatility over the ten-year period ended on the grant date. The expected dividend yield assumption of 2.19% was based on the Company’s quarterly dividend payment of $0.09 and the grant date stock price of $16.44. The risk-free rate assumption of 2.30% was based on the yields on U.S. Treasury STRIPS with a remaining term that approximates the life assumed at the date of the grant. The estimated fair value of the three vesting tranches for the stock options ranged from $6.88 to $7.25 with derived service periods from 0.98 years to 2.39 years.

Total stock-based compensation was $195 and $142 for the three months ended September 30, 2017 and 2016, respectively, and $566 and $815 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $884 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining requisite service period of 35 months. As of September 30, 2017, there was $2,204 of unearned compensation related to performance stock options, which will be recognized over the remaining derived service period for each vesting tranche.

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

On March 25, 2016, the Company made a cash payment of $31,616 (including $166 of interest) to settle disputed retiree medical and life insurance benefits for hourly retirees of the Company’s Johnstown manufacturing facility. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806 as of March 25, 2016. Additionally, as a result of the cost reduction programs initiated in August 2016 and January 2017 (see Note 15), certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans.

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

The refinement did not have a material impact on the condensed consolidated balance sheet as of September 30, 2017 or the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. This change is accounted for prospectively as a change in accounting estimate.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension Benefits
Interest cost	$446	$582	$1,338	$1,746
Expected return on plan assets	(642)	(686)	(1,926)	(2,058)
Amortization of unrecognized net loss	119	125	357	375
Plan curtailment and special termination benefits	—	—	270	—

	$(77)	$21	$39	$63

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Postretirement Benefit Plan
Service cost	$13	$15	$37	$45
Interest cost	51	65	151	868
Settlement income	—	—	—	(15,606)
Amortization of prior service cost	4	4	11	12
Amortization of unrecognized net (gain) loss	(79)	(68)	(238)	(28)
Plan curtailment and special termination benefits	—	—	150	—

	$(11)	$16	$111	$(14,709)

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months and nine months ended September 30, 2017 and 2016. The Company expects to make no contributions to its pension plans in 2017.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $122 and $121 for the three months ended September 30, 2017 and 2016, respectively, and $389 and $349 for the nine months ended September 30, 2017 and 2016, respectively. The Company expects to make $403 in contributions (including contributions already made) to its postretirement benefit plan in 2017 for salaried retirees. As a result of the settlement payment described above, the Company had no further postretirement benefit obligation for hourly retirees after March 25, 2016.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $243 and $571 for the three months ended September 30, 2017 and 2016, respectively, and $1,180 and $1,616 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds and is expected to continue to exceed the minimum targeted levels of employment. In the event that any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance as of September 30, 2017.

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints assert five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints seek injunctive relief and an unspecified amount of damages. The Court consolidated both cases on November 12, 2015. On January 29, 2016, NSC filed an amended complaint, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint on February 16, 2016, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed inter partes review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In June 2015, the parties began conducting the first phase of fact discovery, which concluded on August 9, 2016. In September 2016, the PTAB granted the IPR petitions and instituted trials on all asserted claims for both patents. On October 5, 2016, the Company filed a motion to stay the district court litigation in order to allow the IPR trials to run their course, which the district court denied. A claim construction hearing before the district court took place on January 31, 2017, and the court’s ruling was issued on June 8, 2017. The PTAB rendered its final written decisions in both IPR trials on September 22 and 25, 2017, finding that the Company had not shown by a preponderance of the evidence that the subject claims of the two patents were unpatentable. On October 4, 2017, the court entered a new case schedule for the litigation, although a trial date has not yet been set, and the parties have engaged in settlement discussions. A status hearing has been set for December 19, 2017. The Company believes that the complaints are without merit and, subject to the ongoing settlement discussions, intends to vigorously defend against the allegations. While the ultimate outcome of these proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies and estimates the likelihood that a future event or events will confirm the loss of an asset or the incurrence of a liability. When information available prior to the issuance of the Company’s financial statements indicates that, in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income. During the third quarter of 2017, the Company recorded contingency losses of $2,850 related to the foregoing matters, which is reported in the Company’s condensed consolidated statement of operations in “Selling, general and administrative expenses”.

Note 14 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	12,293,998	12,267,468	12,282,522	12,260,329
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	12,293,998	12,267,468	12,282,522	12,260,329

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2017 and 2016, 443,668 and 529,293 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2017 and 2016, 486,074 and 555,086 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 15 – Restructuring and Impairment Charges

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

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced further reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with the Company’s cost reduction program during 2017, the Company recorded restructuring charges of $1,836 during the nine months ended September 30, 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the nine months ended September 30, 2017, the Company recorded non-cash impairment charges of $369 for property, plant and equipment at the Company’s idled Danville, Illinois manufacturing facility. Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations. As of September 30, 2017, $513 of employee severance and other employment termination costs related to the 2016 and 2017 cost reduction programs remained outstanding.

Note 16 – Subsequent Event

On November 1, 2017, the Company announced that its Board of Directors approved the suspension of the Company’s quarterly dividend to its shareholders to maintain its strong balance sheet and financial flexibility. The suspension of the quarterly dividend, which was previously $0.09 per share, is expected to result in additional liquidity of approximately $1,100 per quarter.

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

In light of the current cyclical downturn in the railcar industry and the challenged coal market, in the first quarter of 2017 we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction program in 2017, we recorded restructuring charges of $1.8 million during the nine months ended September 30, 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. The annualized cost savings resulting from these actions will be approximately $3.0 million when fully implemented. During the nine months ended September 30, 2017, we recorded non-cash impairment charges of $0.4 million for property, plant and equipment at our idled Danville, Illinois facility.

Total orders for railcars in the third quarter of 2017 were 920 units, consisting of 260 new railcars and 660 leased railcars, compared to orders for 620 units, consisting of 520 new railcars and 100 leased railcars, in the third quarter of 2016.    Total backlog of unfilled orders was 3,317 units at September 30, 2017, compared to 4,259 units at December 31, 2016. The estimated sales value of the backlog was $291 million and $419 million, respectively, as of September 30, 2017 and December 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Revenues

Our consolidated revenues for the three months ended September 30, 2017 were $72.0 million compared to $113.5 million for the three months ended September 30, 2016. Manufacturing segment revenues for the third quarter of 2017 were $69.8 million compared to $112.0 million for the third quarter of 2016. Railcar deliveries totaled 829 units, all of which were new railcars, in the third quarter of 2017 compared to 1,214 units, substantially all of which were new railcars, in the third quarter of 2016. The decrease in Manufacturing segment revenues for the 2017 period compared to the 2016 period reflects the 32% decrease in the number of railcars delivered and slightly lower average sales prices. Corporate and Other revenues for the three months ended September 30, 2017 were $2.2 million compared to $1.5 million for the three months ended September 30, 2016 due to higher parts sales.

Gross (Loss) Profit

Our consolidated gross profit margin was (10.9)% for the three months ended September 30, 2017 compared to 8.4% for the three months ended September 30, 2016. Our consolidated gross profit for the three months ended September 30, 2017 was a loss of $7.8 million compared to a profit of $9.5 million for the three months ended September 30, 2016, reflecting decreases in gross profit from our Manufacturing segment of $18.1 million, which were partially offset by increases in gross profit from Corporate and Other of $0.8 million. The decline in railcar deliveries in the third quarter of 2017 contributed a $4.9 million decrease in gross profit in our Manufacturing segment, while unfavorable product mix of lower margin railcars, increased production inefficiencies and two facilities that were largely idled contributed another $13.2 million decrease in gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2017 were $10.7 million compared to $8.0 million for the three months ended September 30, 2016. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2017 were $1.3 million compared to $2.4 million for the three months ended September 30, 2016 primarily due to lower allocated corporate costs of $0.7 million and lower salaries and wages of $0.3 million. Corporate and Other selling, general and administrative expenses were $9.4 million for the three months ended September 30, 2017 compared to $5.6 million for the three months ended September 30, 2016. The increase in Corporate and Other selling, general and administrative expenses included a $2.9 million provision for a contingent liability, $1.2 million in costs associated with our change in our Chief Executive Officer position, and $0.8 million less allocated corporate costs. This was offset in part by a $0.7 million reduction in salaries and wages.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the three months ended September 30, 2016, we recorded restructuring and impairment charges of $1.5 million. These charges consisted of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $0.2 million. In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. During the third quarter of 2017 we recorded restructuring and impairment charges of $0.1 million.

Operating Loss

Our consolidated operating loss for the three months ended September 30, 2017 was $18.6 million compared to an operating loss of $0.1 million for the three months ended September 30, 2016. Operating loss for the Manufacturing segment was $10.0 million for the three months ended September 30, 2017 compared to operating income of $7.0 million for the three months ended September 30, 2016, reflecting the impact of lower deliveries and production inefficiencies, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $8.6 million for the three months ended September 30, 2017 compared to an operating loss of $7.0 million for the three months ended September 30, 2016. The increase in Corporate and Other operating loss was primarily due to the previously described increase in Corporate and Other selling, general and administrative expenses, which was partially offset by a decrease in restructuring and impairment charges of $1.5 million and an increase in Corporate and Other gross profit of $0.8 million due to higher parts margins and lower postretirement benefit costs.

Income Taxes

Our income tax benefit was $6.8 million for the three months ended September 30, 2017 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 was 36.9% compared to 175.7% for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 included a blended state income tax rate of 3.0%, the 0.8% impact of deferred tax rate changes due to changes in statutory state rates and the (2.1)% impact of a net operating loss carryback claim filed during 2017. Our effective tax rate for the three months ended September 30, 2016 reflects the impact of changes in our full-year forecasted effective tax rate during the third quarter of 2016, which during periods of low income before income taxes have a significant impact on the effective tax rate for the quarter.

Net (Loss) Income

As a result of the foregoing, our net loss was $11.6 million for the three months ended September 30, 2017 compared to net income of $0.1 million for the three months ended September 30, 2016. For the three months ended September 30, 2017 our diluted net loss per share was $0.94 compared to diluted earnings per share of $0.00 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Revenues

Our consolidated revenues for the nine months ended September 30, 2017 were $330.2 million compared to $388.2 million for the nine months ended September 30, 2016. Manufacturing segment revenues for the nine months ended September 30, 2017 were $323.6 million compared to $382.3 million for the nine months ended September 30, 2016. Railcar deliveries totaled 3,450 units, all of which were new railcars, in the nine months ended September 30, 2017 compared to 4,195 units, substantially all of which were new railcars, in the nine months ended September 30, 2016. The decrease in Manufacturing segment revenues for the 2017 period compared to the 2016 period reflects the 18% decrease in the number of railcars delivered, partially offset by slightly higher average sales prices. Corporate and Other revenues for the nine months ended September 30, 2017 were $6.6 million compared to $6.0 million for the nine months ended September 30, 2016, reflecting higher parts sales.

Gross Profit

Our consolidated gross profit margin was 2.2% for the nine months ended September 30, 2017 compared to 8.6% for the nine months ended September 30, 2016. Our consolidated gross profit for the nine months ended September 30, 2017 was $7.4 million compared to $33.5 million for the nine months ended September 30, 2016, reflecting decreases in gross profit from our Manufacturing segment of $28.4 million, which were partially offset by increases in gross profit from Corporate and Other of $2.3 million. The decline in railcar deliveries contributed a $9.3 million decrease in gross profit in our Manufacturing segment and unfavorable product mix of lower margin railcars, increased production inefficiencies and two facilities that were largely idled contributed another $19.1 million decrease in Manufacturing segment gross profit. The increase in Corporate and Other gross profit was primarily due to a decrease in postretirement benefit costs as a result of the March 25, 2016 settlement.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2017 were $23.6 million compared to $27.3 million for the nine months ended September 30, 2016. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2017 were $4.6 million compared to $8.3 million for the nine months ended September 30, 2016 primarily due to lower allocated costs of $2.1 million, lower third-party sales commissions of $0.6 million and decreases in salaries and wages of $0.5 million. Corporate and Other selling, general and administrative expenses were $19.0 million for each of the nine months ended September 30, 2017 and 2016. Corporate and Other selling, general and administrative expenses for the nine months ended September 30,2017 included increases due to a $2.9 million provision for a contingent liability and $1.2 million in costs associated with our change in our Chief Executive Officer position. This was offset by decreases in salaries and benefits of $2.6 million and decreases in professional services costs of $1.5 million.

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

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction programs, we recorded restructuring charges of $1.8 million during the nine months ended September 30, 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the nine months ended September 30, 2017, we recorded restructuring and impairment charges of $0.4 million, which consisted primarily of non-cash impairment charges for property, plant and equipment at our idled Danville, Illinois facility. During the nine months ended September 30, 2016, we recorded restructuring and impairment charges of $1.5 million, which consisted of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $0.2 million.

Operating (Loss) Income

Our consolidated operating loss for the nine months ended September 30, 2017 was $18.5 million compared to operating income of $18.9 million for the nine months ended September 30, 2016. Operating loss for the Manufacturing segment was $0.5 million for the nine months ended September 30, 2017 compared to operating income of $25.2 million for the nine months ended September 30, 2016, reflecting the decrease in Manufacturing segment gross profit and inclusion of $0.9 million of Manufacturing segment restructuring and impairment charges, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $18.0 million for the nine months ended September 30, 2017 compared to operating loss of $6.2 million for the nine months ended September 30, 2016. The increase in Corporate and Other operating loss was primarily due to the $14.3 million gain on settlement of the postretirement benefit obligation included in the 2016 period and the $2.9 million provision for a contingent liability included in the 2017 period. These increases in Corporate and Other operating loss were partially offset by decreases in salaries and benefits of $2.6 million, decreases in professional services costs of $1.5 million and decreases in other postretirement benefit costs of $0.9 million.

Income Taxes

Our income tax benefit was $6.8 million for the nine months ended September 30, 2017 compared to an income tax provision of $6.7 million for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was 37.3% compared to 35.3% for the nine months ended September 30, 2016. The increase in the effective tax rate was primarily due to an increase in the state blended rate.

Net (Loss) Income

As a result of the foregoing, our net loss was $11.4 million for the nine months ended September 30, 2017 compared to net income of $12.3 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our diluted net loss per share was $0.92 compared to diluted earnings per share of $0.99 for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2017 and 2016, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

On June 13, 2016, we entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”). The First Amendment amended the Credit Agreement, dated as of July 26, 2013 (the “Original Credit Agreement” and, as amended by the First Amendment, the “Revolving Credit Facility”), by and among the Borrowers and the Bank in order to, among other things: (1) extend the term of the Original Credit Agreement to July 26, 2019; and (2) replace the negative covenant requiring a minimum consolidated net liquidity of $35.0 million with a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00.

As of September 30, 2017, we had no borrowings under the Revolving Credit Facility. As of September 30, 2017, we had $5.8 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.2 million available for borrowing under the Revolving Credit Facility. As of December 31, 2016, we had $5.7 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.3 million available for borrowing under the Revolving Credit Facility.

Our restricted certificates of deposit balance was $6.1 million as of September 30, 2017 and $6.0 million as of December 31, 2016, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The standby letters of credit outstanding as of September 30, 2017 are scheduled to expire at various dates through January 31, 2018. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

On November 1, 2017, we announced that our Board of Directors approved the suspension of our quarterly dividend to our shareholders to maintain our strong balance sheet and financial flexibility. The suspension of the quarterly dividend, which was previously $0.09 per share, is expected to result in additional liquidity of approximately $1.1 million per quarter. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our future earnings, cash flows, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$52,730	$9,950	$20,303	$15,332	$7,145
Material and component purchases	1,488	1,488	—	—	—

Total	$54,218	$11,438	$20,303	$15,332	$7,145

Material and component purchases consist of non-cancelable agreements with suppliers to purchase materials used in the manufacturing process. The estimated amounts above may vary based on the actual quantities and price.

The above table excludes $1.4 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2017 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$30,916	$(54,643)
Investing activities	(50,089)	(143)
Financing activities	(3,370)	(3,496)

Total	$(22,543)	$(58,282)

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

Our net cash provided by operating activities for the nine months ended September 30, 2017 was $30.9 million compared to net cash used in operating activities of $54.6 million for the nine months ended September 30, 2016. Our net cash provided by operating activities for the nine months ended September 30, 2017 reflects receipt of a federal income tax refund related to a net operating loss carryback of $11.9 million and decreases in working capital, including a $27.1 million decrease in inventory. Net cash used in operating activities for the nine months ended September 30, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. Net cash used in operating activities for the nine months ended September 30, 2016 also reflects changes in working capital including a $29.0 million increase in inventory.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $50.1 million and primarily represented the $50.9 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities), which were partially offset by $1.4 million of state and local incentives received. Net cash used in investing activities for the nine months ended September 30, 2016 included purchases of property, plant and equipment of $13.1 million, which were offset by proceeds from maturity of securities of $12.0 million and maturity of restricted certificates of deposit (net of purchases) of $0.9 million.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2017 was $3.4 million compared to $3.5 million for the nine months ended September 30, 2016. Net cash used in financing activities for each of the nine months ended September 30, 2017 and 2016, primarily included cash dividends paid to our stockholders.

Capital Expenditures

Our capital expenditures were $0.6 million in the nine months ended September 30, 2017 compared to $13.1 million in the nine months ended September 30, 2016. Capital expenditures for the 2017 period were primarily to maintain our facilities while capital expenditures for the 2016 period were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, management expects that total capital expenditures to maintain our facilities will approximate $1.4 million for 2017, including amounts already paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2017, we had $5.8 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.2 million available for borrowing under the Revolving Credit Facility.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 13 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

FREIGHTCAR AMERICA, INC.

Date: November 2, 2017	By:	/S/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/S/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter agreement regarding Terms of Employment dated July 17, 2017 by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

10.2	Separation Agreement and General Release dated July 17, 2017 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document