Form 10-K
period 2017-12-31
FreightCar America, Inc.
filed 2018-03-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.    See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was $207.9 million, based on the closing price of $17.39 per share on the Nasdaq Global Market.

As of February 19, 2018, there were 12,437,495 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31	Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including open top hoppers, covered hoppers, and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types as we continue to diversify our product portfolio. We believe we are the leading manufacturer of aluminum-bodied railcars including coal cars in North America, based on the number of railcars delivered.

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. Our Roanoke facility has the capacity to build a variety of railcar types in a cost effective manner. During the second quarter of 2017, our operations were significantly curtailed temporarily in response to market conditions. Production at our Roanoke facility resumed in the fourth quarter of 2017. Given the challenged coal market our Danville facility was idled for railcar production effective March 31, 2017.

We lease freight cars through our JAIX Leasing Company subsidiary. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future. We also rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.

Our primary customers are railroads, shippers and financial institutions, which represented 51%, 27% and 13%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2017. In the year ended December 31, 2017, we delivered 4,427 railcars, including 4,305 new railcars, 47 rebuilt railcars and 75 leased railcars, compared to 5,559 railcars delivered in the year ended December 31, 2016, including 5,332 new railcars and 227 rebuilt railcars. Our total backlog of firm orders for railcars decreased from 4,259 railcars as of December 31, 2016 to 2,392 railcars as of December 31, 2017.    Our backlog as of December 31, 2017 includes a variety of railcar types. The estimated sales value of our backlog is $181 million as of December 31, 2017.

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

The types of railcars listed below include the major types of railcars that we are capable of manufacturing; however, some of the types of railcars listed below have not been ordered by any of our customers or manufactured by us in a number of years. We rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Many of our railcars are produced using a patented one-piece center sill, the main longitudinal structural component of the railcar. The one-piece center sill provides a higher carrying capacity, but weighs significantly less than traditional multiple-piece center sills. In addition to railcars designed for use in North America, we have manufactured railcars for export to Latin America and the Middle East. Railroads outside of North America are constructed with a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter our manufacturing specifications accordingly.

Any of the railcar types listed below may be further developed to meet the characteristics of the materials being transported and customer specifications.

•	VersaFlood Hopper Cars. The VersaFlood™ product series offers versatile design options for transportation of aggregates, sand or minerals. Our VersaFlood™ series open-top hopper railcars include steel, stainless steel or hybrid steel and aluminum-bodied designs equipped with three-pocket (transverse gate) or two-pocket (longitudinal gate) discharge door systems with manual, independent or fully automatic door operation.

•	Covered Hopper Cars. Our covered hopper railcar product offerings encompass a wide range of cubic foot (cf) capacity designs for shipping dry bulk commodities of varying densities including: 3,282 cf covered hopper cars for cement, sand and roofing granules; 4,300 cf covered hopper cars for potash or similar commodities; 5,200 cf, 5,400 cf and 5700 cf covered hopper cars for grain and other agricultural products; and 5,800 cf and 6,250 cf covered hopper cars for plastic pellets.

•	Dynastack Series. Our intermodal doublestack railcar product offerings include a stand-alone 40 foot well car, the DynaStack® articulated, 5-unit, 40 foot and the DynaStack® articulated 3-unit, 53 foot well cars for transportation of international and domestic containers.

•	Boxcars. Our high capacity boxcar railcar product offerings, featuring inside length of 50’ and 60’9”, double plug doors, galvanized steel roof panels and nailable steel floors, primarily designed for transporting paper products, paper rolls, lumber and wood products and foodstuffs.

•	Aluminum Coal Cars. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

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

MANUFACTURING

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. Our facilities are each certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013 and provides a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars. During 2015, we expanded our Shoals facility to add additional production capacity to meet demand for our new types of railcars and, on February 28, 2018, we acquired substantially all of the operating assets of Navistar, Inc. and its subsidiary, International Truck and Engine Investments Corporation, at the Shoals facility, including their railcar business (the “Acquisition”). Our Danville facility was idled for railcar production effective March 31, 2017.

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

In 2017, revenue from three customers, TTX Company, CIT Rail and ECN Capital Corporation, accounted for approximately 21%, 15% and 12%, respectively, of total revenue. In 2017, sales to our top five customers accounted for approximately 70% of total revenue. In 2016, revenue from three customers, CIT Rail, Norfolk Southern Railway Company and ECN Capital Corporation, accounted for approximately 23%, 16% and 15%, respectively, of total revenue. In 2016, sales to our top five customers accounted for approximately 73% of total revenue. Our railcar sales to customers outside the United States were $23.2 million and $34.0 million in 2017 and 2016, respectively. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Year Ended December 31,
	2017	2016	2015
Railcar backlog at start of period	4,259	9,840	14,791
Railcars delivered	(4,427)	(5,559)	(8,980)
Net railcar orders received (canceled)	2,560	(22)	4,029

Railcar backlog at end of period (1)	2,392	4,259	9,840

Estimated revenue from backlog at end of period (in thousands) (2)	$181,117	$419,381	$925,977

(1)	Railcar backlog includes 599, 0 and 0 rebuilt railcars as of December 31, 2017, 2016 and 2015, respectively.
(2)	Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary component suppliers include Amsted Industries, Inc., which supplies us with truck components, brake components, couplers and bearings, and Summit Railroad Products, Inc., which supplies us with axles and wheels. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 43% and 73% of our new railcars produced in 2017 and 2016, respectively. A center sill is the primary structural component of a railcar. In addition, through the date of the Acquisition, International Truck and Engine Investments Corporation, an affiliate of Navistar, Inc., supplied us with various fabricated parts, components and subassemblies and provided truck and wheel and axle assembly services and blast and paint finishing services primarily for our Shoals facility. Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components. See Item 1A. “Risk Factors—Risks Related to the Railcar Industry—Limitations on the supply of railcar components could adversely affect our business because they may limit the number of railcars we can manufacture.”

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components.    No single supplier accounted for more than 20% and 24% of our total purchases in 2017 and 2016, respectively. Our top ten suppliers accounted for 72% and 67% of our total purchases in 2017 and 2016, respectively.

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

EMPLOYEES

As of December 31, 2017, we had 985 employees, of whom 177 were salaried and 808 were hourly wage earners, and approximately 60, or 6%, of our employees were members of unions. As of December 31, 2016, we had 1,501 employees, of whom 241 were salaried and 1,260 were hourly wage earners, and approximately 266, or 18%, of our employees were members of unions. On August 9, 2017, we reached an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America to terminate a collective bargaining agreement that covered 10% of our employees as of December 31, 2016. See Item 1A. “Risk Factors—Risks Related to Our Business—Labor disputes could disrupt our operations and divert the attention of our management and may have a material adverse effect on our operations and profitability.”

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

Since railcars are typically sold pursuant to large, periodic orders, a limited number of customers typically represent a significant percentage of our railcar sales in any given year. Over the last five years, our top five customers in each year based on sales accounted for, in the aggregate, approximately 56% of our total sales. In 2017, sales to our top three customers accounted for approximately 21%, 15% and 12%, respectively, of our total sales. In 2016, sales to our top three customers accounted for approximately 23%, 16% and 15%, respectively, of our total sales. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2017, we had a collective bargaining agreement with a union representing approximately 6% of our total active labor force that expires on March 31, 2020. Disputes with the unions representing our employees could result in strikes or other labor protests which could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could have a material adverse effect on our financial condition, results of operations or cash flows.

We rely upon a single supplier to supply us with all of our roll-formed center sills for our railcars, and any disruption of our relationship with this supplier could adversely affect our business.

We rely upon a single supplier to manufacture all of our roll-formed center sills for our railcars, which are based upon our proprietary and patented process. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. Of the new railcars that we produced in 2017 and 2016, 43% and 73%, respectively, were manufactured using this roll-formed center sill. Although we have a good relationship with our supplier and have not experienced any significant delays, manufacturing shortages or failures to meet our quality requirements and production specifications in the past, our supplier could stop production of our roll-formed center sills, go out of business, refuse to continue its business relationship with us or become subject to work stoppages. While we believe that we could secure alternative manufacturing sources, our present supplier is currently the only manufacturer of our roll-formed center sills for our railcars. We may incur substantial delays and significant expense in finding an alternative source, our results of operations may be significantly affected and the quality and reliability of these alternative sources may not be the same. Moreover, alternative suppliers might charge significantly higher prices for our roll-formed center sills than we currently pay.

Equipment failures, delays in deliveries or extensive damage to our facilities could lead to production or service curtailments or shutdowns.

We have railcar production facilities in Cherokee, Alabama, Danville, Illinois and Roanoke, Virginia. An unplanned interruption in railcar production capabilities at these facilities, as a result of equipment failure or other factors, could reduce or prevent our production of railcars. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. Any significant delay in deliveries to our customers could result in the termination of contracts, cause us to lose future sales and negatively affect our reputation among our customers and in the railcar industry and our results of operations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction and additional limitations on executive compensation. Changes in our tax provision or an increase to our tax liabilities, whether due to the Tax Act, interpretations thereof or related guidance or other changes relating to the tax laws and rules that are applicable to us, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Since our initial public offering in April 2005 until December 31, 2017, the trading price of our common stock ranged from a low of $10.87 per share to a high of $78.34 per share. The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results and our reported backlog, the cyclical nature of the railcar market, announcements of new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our leased and owned operating properties as of December 31, 2017:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Danville, Illinois	308,665 square feet on 36.5 acres of land	Owned	—

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar assembly and component manufacturing(1)	Cherokee, Alabama	772,828 square feet	Leased	December 31, 2021

Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023

(1)	On February 28, 2018, in connection with the Acquisition, we assumed the lease for an additional 1,377,172 square feet at this facility.

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of February 5, 2017, there were approximately 82 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency. The following table sets forth quarterly high and low closing prices of our common stock since January 1, 2016, as reported on the Nasdaq Global Market.

	Common Stock Price		Dividend
	High	Low	Declared
2017
Fourth Quarter	$20.15	$14.29	$0.00
Third Quarter	$20.09	$15.86	$0.09
Second Quarter	$17.74	$12.24	$0.09
First Quarter	$15.90	$12.26	$0.09

2016
Fourth Quarter	$15.35	$10.90	$0.09
Third Quarter	$15.42	$13.47	$0.09
Second Quarter	$17.64	$13.09	$0.09
First Quarter	$19.83	$14.87	$0.09

Dividend Policy

On November 1, 2017, we announced that our board of directors had approved the suspension of our quarterly dividend to our shareholders. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our board of directors considers to be relevant. The ability of our board of directors to declare a dividend on our common stock is limited by Delaware law.

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

The following graph illustrates the cumulative total stockholder return on our common stock during the period from January 1, 2013 through December 31, 2017 and compares it with the cumulative total return on the NASDAQ Composite Index and DJ Transportation Index. The comparison assumes $100 was invested on January 1, 2013 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2012	2013	2013	2014	2014	2015	2015	2016	2016	2017	2017
FreightCar America, Inc.	100.00	76.24	120.16	113.60	119.86	95.77	89.84	65.70	70.67	83.24	82.16
NASDAQ Market Index	100.00	113.43	140.12	148.78	160.78	170.26	171.97	167.40	187.22	214.76	242.70
DJ Transportation Index	100.00	117.13	141.38	157.73	176.82	157.53	147.75	147.90	180.05	197.10	233.80

Item 6. Selected Financial Data.

The selected financial data presented for each of the years in the five-year period ended December 31, 2017 was derived from our audited consolidated financial statements and other operational information reported on Form 10-K. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of this annual report on Form 10-K. (in thousands, except for share and per share data and railcar amounts)

	Year Ended December 31,
Statements of Operations Data	2017	2016	2015	2014	2013
Revenues	$409,474	$523,731	$772,854	$598,518	$290,393
Gross profit	3,331	40,179	82,661	42,343	13,225
Selling, general and administrative expense	32,911	36,376	41,663	35,317	27,464
Gain on sale of railcars available for lease	—	—	(1,187)	(1,403)	(604)
Gain on sale of railcar repair and maintenance services business and facility	—	—	(4,578)	(1,078)	—
Gain on settlement of postretirement benefit obligation, net of plaintiffs’ attorneys’ fees	—	(14,306)	—	—	—
Restructuring and impairment charges	2,212	2,261	—	—	10,452
Net (loss) income(1)(2)(3)(4)(5)(6)(7)(8)	$(22,562)	$12,324	$31,805	$5,904	$(19,295)
Weighted average common shares outstanding—basic	12,285,566	12,262,275	12,175,955	12,001,587	11,954,238
Weighted average common shares outstanding—diluted	12,285,566	12,262,275	12,217,755	12,103,520	11,954,238
Per share data:
Net (loss) income per common share—basic	$(1.82)	$1.00	$2.59	$0.49	$(1.61)
Net (loss) income per common share—diluted	$(1.82)	$1.00	$2.58	$0.49	$(1.61)
Dividends declared per common share	$0.27	$0.36	$0.36	$0.24	$0.24
Other financial and operating data:
Investment in property, plant and equipment and railcars on operating leases	$967	$13,846	$16,699	$11,802	$17,317
Railcars delivered	4,427	5,559	8,980	7,102	3,821
Net railcar orders (cancellations)	2,560	(22)	4,029	15,067	7,766
Railcar backlog at period end	2,392	4,259	9,840	14,791	6,826
Estimated revenue from backlog at period end	$181,117	$419,381	$925,977	$1,268,907	$492,018
Balance sheet data (at period end):
Cash and cash equivalents	$87,788	$92,750	$83,068	$113,532	$145,506
Restricted cash and restricted certificates of deposit	5,720	5,970	6,896	6,015	7,780
Marketable securities	42,917	—	26,951	47,961	38,988
Total assets	295,904	339,255	406,904	385,252	417,719
Total debt, including capital leases	—	—	—	—	—
Total stockholders’ equity	231,732	256,914	235,111	198,695	202,535

(1)	For the year ended December 31, 2017, we recorded restructuring and impairment charges of $2.2 million.
(2)	For the year ended December 31, 2017, we recorded litigation settlement and related legal costs of $7.5 million
(3)	For the year ended December 31, 2017, we recorded tax expense related to remeasurement of deferred tax assets as a result of the Tax Cuts and Jobs Act of $2.5 million
(4)	For the year ended December 31, 2016, we recorded a pre-tax gain on a settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees of $14.3 million.
(5)	For the year ended December 31, 2016, we recorded pre-tax restructuring and impairment charges of $2.3 million. See Note 7 to our consolidated financial statements.
(6)	For the year ended December 31, 2015, we recorded a pre-tax gain on the sale of our railcar repair and maintenance services business of $4.6 million.
(7)	For the year ended December 31, 2014, we recorded a pre-tax gain on the sale of our closed railcar repair and maintenance facility of $1.1 million.
(8)	For the year ended December 31, 2013, we recorded pre-tax impairment charges to write down assets at our idled Danville manufacturing facility of $7.6 million, impairment charges to write down assets at our closed Clinton, Indiana maintenance and repair shop of $1.6 million, other charges related to the closure of our Clinton maintenance and repair shop of $303,000 and Corporate severance charges of $1.6 million.

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

We rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Between November 2010, when we acquired the business assets of DTE Rail Services, Inc., and September 2015, when we sold our repair and maintenance services business, we provided railcar repair and maintenance for all types of freight railcars. We also lease freight cars. Our primary customers are railroads, shippers and financial institutions.

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of our salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the year ended December 31, 2016, we recorded restructuring and impairment charges of $2.3 million, which consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown administrative facility and employee severance and other employment termination costs of $1.0 million.

In light of the continued cyclical downturn in the railcar industry and the challenged coal market, in the first quarter of 2017, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction program, we recorded restructuring charges of $1.9 million during the year ended December 31, 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the year ended December 31, 2017, we recorded non-cash impairment charges of $0.3 million for property, plant and equipment at our idled Danville, Illinois facility.

Railcar deliveries totaled 4,427 units, consisting of 4,305 new railcars, 75 leased railcars and 47 rebuilt railcars, for the year ended December 31, 2017, compared to 5,559 units, consisting of 5,332 new railcars and 227 rebuilt railcars, for the year ended December 31, 2016. Our total backlog of firm orders for railcars decreased from 4,259 railcars as of December 31, 2016 to 2,392 railcars as of December 31, 2017.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the cost of steel and aluminum and the cost of railcar components, which have been impacted by the increase in industry demand. As we expanded, although we strove to reduce manufacturing costs at our manufacturing facilities, our cost of sales has been negatively impacted by production inefficiencies and idle capacity as we entered into new railcar markets and invested in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2017 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating (loss) income

Operating (loss) income represents revenues less cost of sales, gain on sale of railcars available for lease, gain on sale of railcar repair and maintenance services business, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenues

Our consolidated revenues for the year ended December 31, 2017 were $409.5 million compared to $523.7 million for the year ended December 31, 2016. Manufacturing segment revenues for the year ended December 31, 2017 were $400.5 million compared to $516.1 million for the year ended December 31, 2016. The decrease in Manufacturing segment revenues for 2017 compared to 2016 reflects the 20% decrease in the number of railcars delivered and slightly lower average sales prices. Corporate and Other revenues for the year ended December 31, 2017 were $9.0 million compared to $7.7 million for the year ended December 31, 2016 due to higher parts sales.

Gross Profit

Our consolidated gross profit margin was 0.8% for the year ended December 31, 2017 compared to 7.7% for the year ended December 31, 2016. Our consolidated gross profit for the year ended December 31, 2017 was $3.3 million compared to $40.2 million for the year ended December 31, 2016, reflecting a decrease in gross profit from our Manufacturing segment of $40.7 million, which was partially offset by an increase in gross profit from Corporate and Other of $3.9 million. The 20% decline in railcar deliveries in 2017 contributed a $13.9 million decrease in gross profit in our Manufacturing segment and production inefficiencies, an unfavorable mix of lower margin railcars and the idling of two of our facilities for portions of the year contributed to another $26.8 million decrease in gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2017 were $32.9 million compared to $36.4 million for the year ended December 31, 2016. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2017 were $5.9 million compared to $11.5 million for the year ended December 31, 2016 primarily due to lower allocated costs of $2.8 million, lower third-party sales commissions of $1.6 million and decreases in salaries and wages of $0.7 million. Corporate and Other selling, general and administrative expenses were $27.0 million for the year ended December 31, 2017 compared to $24.8 million for the year ended December 31, 2016. The increase in Corporate and Other selling, general and administrative expenses was primarily due to increases of $5.0 million in the costs associated with a confidential litigation settlement and related legal expenses and $1.2 million in costs associated with our change in the Chief Executive Officer position, which were partially offset by decreases in salaries and benefits of $3.3 million as a result of our cost reduction initiatives.

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million as of March 25, 2016. See Note 14 to the consolidated financial statements.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the year ended December 31, 2016, the Company recorded restructuring and impairment charges of $2.3 million, which consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown, Pennsylvania administrative facility and employee severance and other employment termination costs of $1.0 million.

In the first quarter of 2017, in response to lower order trends in the industry, we announced further reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. In connection with our cost reduction program, we recorded restructuring charges of $1.9 million during the year ended December 31, 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the year ended December 31, 2017, we recorded non-cash impairment charges of $0.3 million for property, plant and equipment at our idled Danville, Illinois manufacturing facility.

Operating (Loss) Income

Our consolidated operating loss for the year ended December 31, 2017 was $31.8 million compared to operating income of $15.8 million for the year ended December 31, 2016. Operating loss for the Manufacturing segment was $7.0 million for the year ended December 31, 2017 compared to operating income of $29.0 million for the year ended December 31, 2016, reflecting the decrease in Manufacturing segment gross profit and $0.9 million of Manufacturing segment restructuring and impairment charges, which were partially offset by the decrease in Manufacturing segment selling, general and administrative expenses. Corporate and Other operating loss was $24.8 million for the year ended December 31, 2017 compared to $13.2 million for the year ended December 31, 2016. The increase in Corporate and Other operating loss was primarily due to the $14.3 million gain on settlement of the postretirement benefit obligation during 2016 and increases in the cost of a litigation settlement and related legal expenses of $5.0 million during 2017. These increases in Corporate and Other operating loss were partially offset by decreases in salaries and benefits of $3.3 million, decreases in professional services costs of $1.6 million, decreases in other postretirement benefit costs of $1.0 million and decreases in restructuring and impairment charges of $0.9 million.

Income Taxes

Our income tax benefit was $8.8 million for the year ended December 31, 2017 compared to an income tax provision of $3.5 million for the year ended December 31, 2016. The year ended December 31, 2017 included income tax expense of $2.5 million related to remeasurement of net deferred tax assets as a result of the Tax Act. Our effective tax rate for the year ended December 31, 2017 was 28.2% compared to 21.9% for the year ended December 31, 2016. The increase in our effective tax rate was primarily due to prior period tax positions and certain tax credits not recurring at the same level in 2017 as in 2016, partially offset by the impact of the Tax Act.

Net (Loss) Income

As a result of the foregoing, our net loss was $22.6 million for the year ended December 31, 2017, compared to net income of $12.3 million for the year ended December 31, 2016. For the year ended December 31, 2017 our diluted net loss per share was $1.82 compared to diluted net income per share of $1.00 for the year ended December 31, 2016.

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

Gain on Settlement of Postretirement Benefit Obligation

On March 25, 2016, we made a one-time payment of $31.7 million to settle our postretirement benefit obligation for our hourly retirees resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million) and a reduction in our postretirement benefit obligation of approximately $68.8 million as of March 25, 2016. See Note 14 to the consolidated financial statements.

Restructuring and Impairment Charges

On August 1, 2016, we announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce would be eliminated, our Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the year ended December 31, 2016, the Company recorded restructuring and impairment charges of $2.3 million, which consisted primarily of non-cash impairment charges of $1.3 million for property, plant and equipment at our Johnstown, Pennsylvania administrative facility and employee severance and other employment termination costs of $1.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the years ended December 31, 2017 and 2016, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

On June 13, 2016, we amended the credit agreement dated as of July 26, 2013 (as so amended, the “Credit Agreement”), by and among us and certain of our subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”), to, among other things, extend the term of the Credit Agreement to July 26, 2019.

The Credit Agreement contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default. As of December 31, 2017 and 2016, we had no borrowings under the Revolving Credit Facility. As of December 31, 2017 and 2016, we had $5.5 million and $5.7 million, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million and $44.3 million, respectively, available for borrowing under the Revolving Credit Facility.

Our restricted cash and restricted certificates of deposit balance was $5.7 million as of December 31, 2017 and $6.0 million as of December 31, 2016, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of December 31, 2017 compared to December 31, 2016 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of December 31, 2017 are scheduled to expire at various dates through January 28, 2019. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plan are now frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2017, our benefit obligation under our defined benefit pension plan was $54.3 million, which exceeded the fair value of plan assets by $5.8 million. We made no contributions to our defined benefit pension plan during 2017 and are not required to make any contributions to our defined benefit pension plan in 2018. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

On March 25, 2016, we made a one-time payment of $31.7 million to fully settle our postretirement benefit obligation for our hourly retirees, resulting in a pre-tax gain of $14.3 million (net of plaintiffs’ attorneys’ fees of $1.3 million). As of December 31, 2017, our benefit obligation under our postretirement benefit plan was $6.0 million, which exceeded the fair value of plan assets by $6.0 million. We made contributions to our postretirement benefit plan of $0.5 million for salaried retirees during 2017 and expect to make $0.4 million in contributions to our postretirement benefit plan in 2018 for salaried retirees.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, and the effect that these obligations would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$50,306	$10,011	$20,412	$13,547	$6,336

The above table excludes $1.4 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at December 31, 2017 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plan and postretirement welfare plan as described above.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$40,341	$215	$(65,685)
Investing activities	(41,929)	14,083	35,732
Financing activities	(3,374)	(4,616)	(511)

Total	$(4,962)	$9,682	$(30,464)

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

Our net cash provided by operating activities for the year ended December 31, 2017 was $40.3 million compared to $0.2 million for the year ended December 31, 2016. Our net cash provided by operating activities for the year ended December 31, 2017 reflects decreases in working capital including a $50.6 million decrease in inventory and the receipt of a federal income tax refund of $11.9 million. Our net cash provided by operating activities for the year ended December 31, 2016 reflects the cash payment of $31.6 million and payment of plaintiffs’ attorneys’ fees of $1.3 million for settlement of the postretirement benefit obligation for our hourly retirees. Net cash provided by operating activities for the year ended December 31, 2016 also reflects changes in working capital including a $17.1 million decrease in inventory and a $15.9 million decrease in accounts receivable. Our net cash used in operating activities for the year ended December 31, 2015 included decreases in customer deposits and other liabilities, increases in accounts receivable and increases in inventory, which were partially offset by our net income and depreciation and amortization charges.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 was $41.9 million and primarily represented the $42.7 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities), which were partially offset by $1.4 million of state and local incentives received.

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

Financing Activities. Net cash used in financing activities for the year ended December 31, 2017 was $3.4 million compared to $4.6 million for the year ended December 31, 2016. Net cash used in financing activities for each of the years ended December 31, 2017 and 2016, primarily consisted of cash dividends paid to our stockholders. On November 1, 2017, we announced that our board of directors had approved the suspension of our quarterly dividend to our stockholders to maintain our strong balance sheet and financial flexibility. The suspension of the quarterly dividend, which previously was $0.09 per share, is expected to result in additional liquidity of approximately $1.1 million per quarter. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors that our board of directors consider to be relevant. Net cash used in financing activities for the year ended December 31, 2015 was $0.5 million and included $4.4 million of cash dividends paid to our stockholders and a $1.1 million impact of the settlement of employee taxes on stock-based compensation awards, which were partially offset by $4.9 million of proceeds from stock option exercises.

Capital Expenditures

Our capital expenditures were $1.0 million for the year ended December 31, 2017 compared to $13.8 million for the year ended December 31, 2016 and $16.7 million for the year ended December 31, 2015. Capital expenditures for 2017 were primarily to maintain our facilities while capital expenditures for 2016 and 2015 were primarily purchases of equipment and other improvements for our Shoals facility. Excluding unforeseen expenditures, we expect that total capital expenditures to maintain our facilities will be between $3 million and $4 million for 2018.

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

Due to the idling of our Danville, Illinois manufacturing facility, we tested the long-lived assets at our Danville facility for impairment during the second quarter of 2017. The carrying values of property, plant and equipment at our Danville facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $0.3 million for the year ended December 31, 2017. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values.

Due to the closure of our Johnstown, Pennsylvania administrative facility, we tested the long-lived assets at our Johnstown facility for impairment as of August 1, 2016. The carrying values of property, plant and equipment at our Johnstown facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $1.3 million for the year ended December 31, 2016. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. The proceeds from the sale of the facility during 2017 and the resulting gain on sale were not material.

We did not perform an impairment analysis of long-lived assets during 2015 because we did not identify any impairment indicators that we believe would have required long-lived assets at our facilities to be tested for recoverability during 2015.

Impairment of goodwill

We assess the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. During our annual goodwill impairment assessments as of August 1, 2017 and 2016, management estimated the value of our Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method and the market approach using the guideline company method. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting.

On August 1, 2017 and 2016, management performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill on those dates, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value as of the testing dates. Additional steps, including an allocation of the estimated fair value to our assets and liabilities, would be necessary to determine the amount, if any, of goodwill impairment if the fair value of our net assets were less than their carrying value.

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

We use industry data to estimate volume projections in our discounted cash flow method. We believe that this independent industry data is the best indicator of expected future performance assuming that we maintain a consistent market share, which management believes is supportable based on historical performance. Our estimated margins used in the discounted cash flow method are based primarily on historical margins. Management estimated a WACC of 14% for our August 1, 2017 and 2016, goodwill impairment valuation analyses for our Manufacturing reporting unit.

During our annual goodwill impairment assessment as of August 1, 2017, in addition to estimating the fair value of the net assets of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of the net assets in our Manufacturing reporting unit using the discounted cash flow method for alternate scenarios. From a sensitivity perspective, the estimated fair value of the net assets in our Manufacturing reporting unit exceeded the carrying value even if the WACC used in the discounted cash flow method was increased by one hundred basis points. If market conditions further deteriorate or the performance of the Manufacturing reporting unit is worse than is currently projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of December 31, 2017, the total goodwill balance of the Manufacturing reporting unit was $21.5 million.

The guideline company method values a business by comparing the subject company to similar publicly traded companies. The application of the guideline company method consists of several steps including:

•	identifying the most similar publicly traded companies to the reporting unit;

•	reviewing financial and supplemental data, such as market prices and business descriptions for the selected companies;

•	calculating valuation multiples for the selected publicly traded guideline companies;

•	performing comparative analyses to select valuation multiples and then applying them to the financial data of the reporting unit to arrive at a preliminary indication of the value of the reporting unit’s invested capital on a marketable, minority basis;

•	applying a control premium to the indicated equity values on a marketable, minority basis to arrive at the indicated value of the common equity attributable to the reporting unit on a marketable, controlling basis; and

•	where appropriate, making adjustments to add the appropriate balances related to cash and short-term investments, excess working capital and the benefits of net operating loss carryforwards.

Pensions and postretirement benefits

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plan are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets.

In 2017, we assumed that the expected long-term rate of return on pension plan assets would be 6.07%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(447)	$447

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2017, we determined this rate on our postretirement welfare plan to be 3.65%, a decrease of 0.56% from the 4.21% rate used at December 31, 2016. At December 31, 2017, we determined this rate on our pension plan to be 3.68%. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$3	$(22)

In October 2017, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2017), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2016) were developed. Scale (MP-2017) results in lower projected mortality improvement than scale (MP-2016). We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted MP-2017 for purposes of measuring our pension and postretirement obligations at December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, we recognized consolidated pre-tax pension (benefit) cost of $0.0 million, $0.2 million and $(0.3) million, respectively. We are not required to make any contributions to our pension plan during 2018. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2017, 2016 and 2015, we recognized a consolidated pre-tax postretirement benefit cost (income) of $0.1 million, $(14.7) million and $3.7 million, respectively. Postretirement benefit income for 2016 includes the pre-tax gain of $15.6 million resulting from the settlement of our postretirement benefit obligation for our hourly retirees by making a one-time payment of $31.7 million.

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

At December 31, 2017, we had total net deferred tax assets of $9.4 million. Although realization of our net deferred tax assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states in which we operate. At December 31, 2017, we had a valuation allowance of $6.3 million against the tax benefit of net operating loss carryforwards in certain states in which we operate.

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction and additional limitations on executive compensation.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company is still analyzing the Tax Act and refining its calculations; however, reasonable estimates have been made for the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The change to existing U.S. tax law as a result of the Tax Act which we believe has the most significant impact on the Company’s income tax provision is the reduction of the U.S. corporate statutory tax rate. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $2.5 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $2.5 million decrease in net deferred tax assets as of December 31, 2017.

Product warranties

Warranty terms are based on the negotiated railcar sales contracts. We generally warrant that new railcars produced by us will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. We also provide limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by us in our products, such parts and materials may be covered by the warranty provided by the original manufacturer. We establish a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

We recognize revenue from parts sales when the risk of any damage or loss and title pass to the customer and delivery has occurred. Through September 30, 2015, we recognized service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services had been completed, quality accepted and delivery had occurred.

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

We report amounts billed to customers for shipping and handling as part of sales in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, and report related costs in cost of sales.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The amendment in ASU 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for stock compensation. We adopted this standard effective January 1, 2017 and, on a prospective basis, all excess tax benefits and tax deficiencies related to share-based payments are recognized as income tax expense or benefit rather than additional paid-in capital and are classified as operating activities on the consolidated statements of cash flows. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period during which they occur and are not included in the estimate of our annual effective tax rate. Additionally, excess tax benefits and tax deficiencies are prospectively excluded from the assumed proceeds in the calculation of diluted shares. As permitted by ASU 2016-09, we elected to account for forfeitures as they occur, rather than continuing to estimate expected forfeitures. This election was applied using a modified retrospective transition method whereby the cumulative effect of the change as of January 1, 2017 was recorded as a decrease of $0.2 million to retained earnings and an increase of $0.2 million to additional paid in capital. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was further clarified in March 2016. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption for annual reporting periods beginning after December 15, 2016 is permitted. We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Adoption of this standard did not have any significant impact on our revenue recognition methods or contract costs. Additionally, no significant changes in business processes or systems were required as a result of the adoption of this new standard.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital.    On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of December 31, 2017, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit Facility.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 9, 2018

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 9, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 9, 2018

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$87,788	$92,750
Restricted cash and restricted certificates of deposit	5,720	5,970
Marketable securities	42,917	—
Accounts receivable, net of allowance for doubtful accounts of $56 and $22, respectively	7,581	25,207
Inventories, net	45,292	97,904
Income taxes receivable	815	13,283
Other current assets	9,834	6,056

Total current assets	199,947	241,170
Property, plant and equipment, net	38,253	46,347
Railcars available for lease, net	23,434	24,018
Goodwill	21,521	21,521
Deferred income taxes, net	9,446	4,221
Other long-term assets	3,303	1,978

Total assets	$295,904	$339,255

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$23,329	$34,536
Accrued payroll and other employee costs	1,809	3,117
Reserve for workers’ compensation	3,394	4,444
Accrued warranty	8,062	8,324
Deferred income state and local incentives, current	2,219	2,219
Other current liabilities	1,504	1,495

Total current liabilities	40,317	54,135
Accrued pension costs	5,763	6,821
Accrued postretirement benefits, less current portion	5,556	5,769
Deferred income state and local incentives, long-term	9,161	11,380
Accrued taxes and other long-term liabilities	3,375	4,236

Total liabilities	64,172	82,341

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2017 and December 31, 2016	127	127
Additional paid in capital	90,347	92,025
Treasury stock, at cost, 336,982 and 351,746 shares at December 31, 2017 and December 31, 2016, respectively	(12,555)	(14,583)
Accumulated other comprehensive loss	(7,567)	(8,163)
Retained earnings	161,380	187,508

Total stockholders’ equity	231,732	256,914

Total liabilities and stockholders’ equity	$295,904	$339,255

See notes to consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$409,474	$523,731	$772,854
Cost of sales	406,143	483,552	690,193

Gross profit	3,331	40,179	82,661
Selling, general and administrative expenses	32,911	36,376	41,663
Gain on sale of railcars available for lease	—	—	(1,187)
Gain on sale of railcar repair and maintenance services business and facility	—	—	(4,578)
Gain on settlement of postretirement benefit obligation, net of plaintiffs’ attorneys’ fees	—	(14,306)	—
Restructuring and impairment charges	2,212	2,261	—

Operating (loss) income	(31,792)	15,848	46,763
Interest expense and deferred financing costs	(163)	(171)	(243)
Other income	548	111	116

(Loss) income before income taxes	(31,407)	15,788	46,636
Income tax (benefit) provision	(8,845)	3,464	14,831

Net (loss) income	$(22,562)	$12,324	$31,805

Net (loss) income per common share—basic	$(1.82)	$1.00	$2.59

Net (loss) income per common share—diluted	$(1.82)	$1.00	$2.58

Weighted average common shares outstanding—basic	12,285,566	12,262,275	12,175,955

Weighted average common shares outstanding—diluted	12,285,566	12,262,275	12,217,755

Dividends declared per common share	$0.27	$0.36	$0.36

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(22,562)	$12,324	$31,805

Other comprehensive income (loss) net of tax:
Pension liability adjustments, net of tax	734	43	154
Postretirement liability adjustments, net of tax	(138)	12,872	2,785

Other comprehensive income	596	12,915	2,939

Comprehensive (loss) income	$(21,966)	$25,239	$34,744

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, January 1, 2015	12,731,678	$127	$100,303	(665,869)	$(29,971)	$(24,017)	$152,253	198,695
Net income	—	—	—	—	—	—	31,805	31,805
Other comprehensive income	—	—	—	—	—	2,939	—	2,939
Stock options exercised	—	—	(5,772)	240,410	10,697	—	—	4,925
Restricted stock awards	—	—	(2,955)	66,017	2,955	—	—	—
Employee stock settlement	—	—	—	(35,989)	(1,052)	—	—	(1,052)
Forfeiture of restricted stock awards	—	—	145	(6,735)	(145)	—	—	—
Stock-based compensation recognized	—	—	2,183	—	—	—	—	2,183
Excess tax benefit from stock-based compensation	—	—	35	—	—	—	—	35
Cash dividends	—	—	—	—	—	—	(4,419)	(4,419)

Balance, December 31, 2015	12,731,678	$127	$93,939	(402,166)	$(17,516)	$(21,078)	$179,639	$235,111
Net income	—	—	—	—	—	—	12,324	12,324
Other comprehensive income	—	—	—	—	—	12,915	—	12,915
Restricted stock awards	—	—	(3,431)	84,353	3,431	—	—	—
Employee stock settlement	—	—	—	(4,343)	(78)	—	—	(78)
Forfeiture of restricted stock awards	—	—	420	(29,590)	(420)	—	—	—
Stock-based compensation recognized	—	—	1,149	—	—	—	—	1,149
Deficiency of tax benefit from stock-based compensation	—	—	(52)	—	—	—	—	(52)
Cash dividends	—	—	—	—	—	—	(4,455)	(4,455)

Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914
Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net loss	—	—	—	—	—	—	(22,562)	(22,562)
Other comprehensive income	—	—	—	—	—	596	—	596
Restricted stock awards	—	—	(2,957)	72,503	2,957	—	—	—
Employee stock settlement	—	—	—	(1,500)	(23)	—	—	(23)
Forfeiture of restricted stock awards	—	—	906	(56,239)	(906)	—	—	—
Stock-based compensation recognized	—	—	1,162	—	—	—	—	1,162
Cash dividends	—	—	—	—	—	—	(3,351)	(3,351)
Other	—	—	(1,004)	—	—	—	—	(1,004)

Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(22,562)	$12,324	$31,805
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,366	9,736	10,028
Recognition of deferred income from state and local incentives	(2,219)	(2,129)	(1,415)
Gain on sale of railcars available for lease	—	—	(1,187)
Gain on sale of railcar repair and maintenance services business and facility	—	—	(4,578)
Gain on settlement of postretirement benefit plan obligation	—	(15,606)	—
Deferred income taxes	(6,424)	22,723	(2,679)
Stock-based compensation recognized	1,162	1,149	2,183
Other non-cash items, net	1,957	1,800	1,465
Changes in operating assets and liabilities:
Accounts receivable	16,216	15,911	(38,398)
Inventories	50,639	17,056	(36,927)
Other assets	(3,248)	2,992	(1,642)
Accounts and contractual payables	(11,170)	260	137
Accrued payroll and employee benefits	(1,305)	(5,589)	2,033
Income taxes receivable/payable	9,623	(12,746)	6,374
Accrued warranty	(262)	(915)	497
Other liabilities	(754)	(8,690)	(34,802)
Payment for settlement of postretirement benefit plan obligation	—	(31,616)	—
Accrued pension costs and accrued postretirement benefits	(678)	(6,445)	1,421

Net cash flows provided by (used in) operating activities:	40,341	215	(65,685)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(10,492)	(6,370)	(2,165)
Maturity of restricted certificates of deposit	10,742	7,296	1,284
Purchase of securities held to maturity	(85,821)	—	(32,944)
Proceeds from maturity of securities	43,080	27,001	54,004
Purchase of property, plant and equipment	(967)	(13,846)	(16,699)
Proceeds from sale of property, plant and equipment and railcars available for lease	119	2	7,654
Proceeds from sale of railcar repair and maintenance services business and facility	—	—	17,589
Cost of railcars available for lease	—	—	(8,724)
State and local incentives received	1,410	—	15,733

Net cash flows (used in) provided by investing activities:	(41,929)	14,083	35,732

Cash flows from financing activities
Deferred financing costs	—	(83)	—
Stock option exercise	—	—	4,925
Employee stock settlement	(23)	(78)	(1,052)
Excess tax benefit from stock-based compensation	—	—	35
Cash dividends paid to stockholders	(3,351)	(4,455)	(4,419)

Net cash flows used in financing activities:	(3,374)	(4,616)	(511)

Net (decrease) increase in cash and cash equivalents	(4,962)	9,682	(30,464)
Cash and cash equivalents at beginning of year	92,750	83,068	113,532

Cash and cash equivalents at end of year	$87,788	$92,750	$83,068

Supplemental cash flow information
Interest paid	$72	$83	$109

Income tax refunds received	$11,929	$4,096	$646

Income taxes paid	$104	$4,668	$13,371

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of used railcars received in sale transactions, useful lives of long-lived assets, warranty accruals, workers’ compensation accruals, pension and postretirement benefit assumptions, stock compensation, evaluation of goodwill, other intangibles and property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable and accounts payable) as of December 31, 2017 and 2016, have fair values that approximate their carrying values.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

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

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $298, $386 and $379 for the years ended December 31, 2017, 2016 and 2015, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, annually or more frequently whenever events occur and circumstances change indicating potential impairment. During its annual goodwill impairment assessments as of August 1, 2017, 2016 and 2015, management estimated the value of the Company’s reporting units that carry goodwill using the income approach, which indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the market approach, which uses the price at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Within the income approach, the discounted cash flow method was used, and within the market approach, the guideline company method was used. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. Only the market approach was used in evaluating goodwill impairment for the Services reporting unit as of August 1, 2015. Management concluded that the estimated fair value of the Company’s reporting

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

units exceeded the carrying value as of the dates of the Company’s impairment tests for 2017, 2016 and 2015, and therefore no impairment charges were recorded. If market conditions further deteriorate or the performance of the Manufacturing reporting unit is worse than is currently projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of December 31, 2017, the total goodwill balance of the Manufacturing reporting unit was $21.5 million.

Patents are amortized on a straight-line method over their remaining legal lives from the date of acquisition.

Income Taxes

For federal income tax purposes, the Company files a consolidated federal tax return. The Company also files state tax returns in states where the Company has operations. In conformity with ASC 740, Income Taxes, the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The Company’s deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

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

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction and additional limitations on executive compensation.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company is still analyzing the Tax Act and refining its calculations; however, reasonable estimates have been made for the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials may be covered by the warranty provided by the original manufacturer. The Company establishes a warranty reserve at the time of sale to account for future warranty charges. The warranty reserve consists of two categories: assigned claims and unassigned claims. The unassigned warranty reserve is calculated based on historical warranty costs adjusted for estimated material price changes and other factors. Once a warranty claim is filed for railcars under warranty, the estimated cost to correct the defect is moved from the unassigned reserve to the assigned reserve and tracked separately.

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

Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each item to be delivered and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting. When the Company retains substantial risk of ownership in railcars sold to customers, the proceeds received by the Company are not treated as a sale but are accounted for as a customer advance by recording the proceeds as a liability. Customer advances on the Company’s consolidated balance sheets are reported net of any repayments made by the Company and include imputed interest that is included in interest expense on the Company’s consolidated statements of operations. The Company recognizes revenue from parts sales when the risk of any damage or loss and title pass to the customer and delivery has occurred. Through September 30, 2015, the Company recognized service-related revenue from maintenance and repairs and inspections when all significant maintenance or repair or inspections services had been completed, quality accepted and delivery had occurred.

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

Earnings Per Share

The Company computes earnings (loss) per share using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. Basic earnings (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award and (2) the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

amount of unearned stock-based compensation costs attributed to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under ASU 2015-11, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (net realizable value) or below the floor (net realizable value less normal profit margin). ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was further clarified in March 2016. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption for annual reporting periods beginning after December 15, 2016 is permitted. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Adoption of this standard did not have any significant impact on the Company’s revenue recognition methods or costs to fulfill its contracts. Additionally, no significant changes in business processes or systems were required as a result of the adoption of this new standard.

Note 3 – Fair Value Measurements

The following table sets forth by level within the ASC 820 Fair Value Measurement fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$45,542	$—	$—	$45,542
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,420	$1,420

Non-Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$—	$1,434	$1,434

Recurring Fair Value Measurements	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$15,156	$—	$—	$15,156
Restricted certificates of deposit	$5,970	$—	$—	$5,970
Escrow receivable	$—	$—	$1,910	$1,910

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $1,470, after cash received during 2017 of $490 and $1,960 as of December 31, 2017 and 2016, respectively, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

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

Note 4 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities as of December 31, 2017 of $42,917 consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs. The Company owned no marketable securities as of December 31, 2016.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Note 5 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2017	2016
Work in process	$42,460	$83,576
Finished new railcars	85	11,858
Parts inventory	2,747	2,470

Total inventories, net	$45,292	$97,904

Inventory on the Company’s consolidated balance sheets includes reserves of $6,160 and $4,307 relating to excess or slow-moving inventory for parts and work in process at December 31, 2017 and 2016, respectively.

Note 6 – Leased Railcars

Railcars available for lease at December 31, 2017 was $23,434 (cost of $28,074 and accumulated depreciation of $4,640) and at December 31, 2016 was $24,018 (cost of $27,954 and accumulated depreciation of $3,936). The Company’s lease utilization rate for railcars in its lease fleet was 73% as of each of December 31, 2017 and 2016. Depreciation expense on railcars available for lease was $704, $711 and $499 for the years ended December 31, 2017, 2016 and 2015, respectively.

Leased railcars at December 31, 2017 are subject to lease agreements with external customers with remaining terms of up to three and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2017 are as follows:

Year ending December 31, 2018	$1,124
Year ending December 31, 2019	1,002
Year ending December 31, 2020	1,001
Year ending December 31, 2021	275
Thereafter	—

$3,402

Note 7 – Restructuring and Impairment Charges

On August 1, 2016, the Company announced a cost reduction program whereby approximately 15% of the Company’s salaried administrative workforce would be eliminated, its Johnstown, Pennsylvania administrative facility would be closed and certain discretionary spending would be reduced. During the year ended December 31, 2016, the Company recorded restructuring and impairment charges of $2,261, which consisted primarily of non-cash impairment charges of $1,255 for property, plant and equipment at the Company’s Johnstown, Pennsylvania administrative facility and employee severance and other employment termination costs of $1,006.

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced further reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with this cost reduction program, the Company recorded restructuring charges of $1,879 during the year ended December 31, 2017, which consisted primarily of employee severance and other employment termination costs, and pension and postretirement benefit plan curtailment and special termination benefits. During the year ended December 31, 2017, the Company recorded non-cash impairment charges of $333 for property, plant and equipment at the Company’s idled Danville, Illinois manufacturing facility. Restructuring and impairment charges are reported as a separate line item on the Company’s consolidated statements of operations. Approximately $250 and $371 of employee severance and other employment termination costs relating to the 2016 and 2017 cost reduction programs remained outstanding as of December 31, 2017 and 2016, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2017	2016
Land	$140	$151

Buildings and improvements	670	1,398
Leasehold improvements	14,945	14,888
Machinery and equipment	69,442	69,960
Software	8,979	9,034
Construction in process	230	640

Total cost	94,406	96,071
Less: Accumulated depreciation and amortization	(56,153)	(49,724)

Total property, plant and equipment, net	$38,253	$46,347

Depreciation expense for the years ended December 31, 2017, 2016 and 2015, was $8,662, $8,666 and $8,858, respectively. The table above reflects the impairment charges of $333 and $1,255 to property, plant and equipment for the years ended December 31, 2017 and 2016, respectively described in Note 7.

Note 9 – Intangible Assets and Goodwill

The Company’s patents were fully amortized as of December 31, 2016. Amortization expense related to patents, which is included in cost of sales, was $359 and $591 for the years ended December 31, 2016 and 2015, respectively.

The Company had $21,521 of goodwill associated with its Manufacturing segment as of each of December 31, 2017 and 2016.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2017, 2016 and 2015, are as follows:

	December 31,
	2017	2016	2015
Balance at the beginning of the year	$8,324	$9,239	$8,742
Current year provision	1,661	2,394	3,209
Reductions for payments, costs of repairs and other	(894)	(1,812)	(1,611)
Adjustments to prior warranties	(1,029)	(1,497)	(1,101)

Balance at the end of the year	$8,062	$8,324	$9,239

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds the minimum targeted levels of employment. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2017.

In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals facility. This amount was received in January 2017.

The changes in deferred income from these incentives for the years ended December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Balance at the beginning of the year	$13,599	$14,318
State and local incentives received during the year	—	1,410
Recognition of state and local incentives as a reduction of cost of sales	(2,219)	(2,129)

Balance at the end of the year, including current portion	$11,380	$13,599

Note 12 – Revolving Credit Facility

On June 13, 2016, the Company amended the credit agreement dated as of July 26, 2013 (as so amended, the “Credit Agreement”), by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”), to, among other things, extend the term of the Credit Agreement to July 26, 2019.

The Credit Agreement contains a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30,000 and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio or at a base rate, as selected by the Company. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. The Company is required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on the Company’s quarterly average balance of unrestricted cash and the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by the Company’s railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in the Company’s direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

As of December 31, 2017 and 2016, the Company had no borrowings under the Revolving Credit Facility. As of December 31, 2017 and 2016, the Company had $5,452 and $5,720, respectively, in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,548 and $44,280, respectively, available for borrowing under the Revolving Credit Facility.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2017
Pension liability activity:
Actuarial gain	$545	$119	$426
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $514 and selling, general and administrative expenses of $(39))	475	167	308
Postretirement liability activity:
Actuarial gain	74	17	57
Reclassification adjustment for amortization of net gain (pre-tax cost of sales of $(8) and selling, general and administrative expenses of $(309))	(317)	(112)	(205)
Reclassification adjustment for amortization of prior service cost (pre-tax selling, general and administrative expenses of $14)	14	4	10

	$791	$195	$596

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2016
Pension liability activity:
Actuarial loss	$(433)	$(154)	$(279)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $279 and selling, general and administrative expenses of $220)	499	177	322
Postretirement liability activity:
Actuarial loss	(1,586)	(563)	(1,023)
Settlement gain	37,190	13,202	23,988
Reclassification adjustment for settlement income (pre-tax gain on settlement of postretirement benefit obligation)	(15,606)	(5,540)	(10,066)
Reclassification adjustment for prior service curtailment cost	38	14	24
Reclassification adjustment for amortization of net gain (pre-tax cost of sales ($80), selling, general and administrative expenses of ($17))	(97)	(34)	(63)
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $14 and selling, general and administrative expenses of $4)	18	6	12

	$20,023	$7,108	$12,915

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2015
Pension liability activity:
Actuarial loss	$(190)	$(67)	$(123)
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $333 and selling, general and administrative expenses of $107)	440	163	277
Postretirement liability activity:
Actuarial gain	3,621	1,273	2,348
Reclassification adjustment for amortization of net loss (pre-tax cost of sales of $567 and selling, general and administrative expenses of $80)	647	237	410
Reclassification adjustment for amortization of prior service cost (pre-tax cost of sales of $37 and selling, general and administrative expenses of $5)	42	15	27

	$4,560	$1,621	$2,939

The components of accumulated other comprehensive loss consist of the following:

	December 31,	December 31,
	2017	2016
Unrecognized pension cost, net of tax of $6,120 and $6,405	$(9,707)	$(10,441)
Unrecognized postretirement income, net of tax of $533 and $623	2,140	2,278

	$(7,567)	$(8,163)

Note 14 – Employee Benefit Plans

The Company has a qualified, defined benefit pension plan that was established to provide benefits to certain employees. The plan is frozen and participants are no longer accruing benefits. Generally, contributions to the plan are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and not more than the maximum amount that can be deducted for federal income tax purposes. The plan’s assets are held by independent trustees and consist primarily of equity and fixed income securities.

The Company also historically provided certain postretirement health care benefits for certain of its salaried and hourly retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

On March 25, 2016, the Company made a cash settlement payment of $31,616 (including $166 of interest) to settle disputed retiree medical and life insurance benefits for hourly retirees of the Company’s Johnstown, Pennsylvania manufacturing facility. The settlement resulted in a pre-tax gain of $14,306 (net of plaintiffs’ attorneys’ fees of $1,300) and a reduction in the postretirement benefit obligation of approximately $68,806 as of March 25, 2016. Additionally, as a result of the cost reduction programs initiated in August 2016 and January 2017 (see Note 7), certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans.

As of January 1, 2017, the Company changed the method it used to estimate the service and interest components of net periodic benefit cost for postretirement benefits and the interest component for pension benefits. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize a full yield curve approach in estimating these components by applying the specific spot rates along the yield curve used in determining the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change did not affect the measurement of the Company’s total benefit obligation at the Company’s annual measurement date of December 31, 2017, as the refinement compared to the previous method results in a decrease in the service cost and interest components of net periodic benefit cost with an equal offset to actuarial gains (losses) with no net impact on the total benefit obligation. The refinement did not have a material impact on the consolidated balance sheet as of December 31, 2017 or the consolidated statement of operations for the year ended December 31, 2017. This change is accounted for prospectively as a change in accounting estimate.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2017 and 2016, are as follows:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation – Beginning of year	$53,293	$53,440	$6,172	$72,902
Service cost	—	—	48	60
Interest cost	1,786	2,329	199	934
Actuarial loss (gain)	2,599	1,222	(74)	1,586
Benefits paid	(3,629)	(3,778)	(539)	(488)
Lump-sum settlement payment	—	—	—	(31,616)
Settlement gain	—	—	—	(37,190)
Plan curtailment	—	(51)	—	(32)
Special termination benefits	270	131	150	16

Benefit obligation – End of year	54,319	53,293	5,956	6,172

Change in plan assets
Plan assets – Beginning of year	46,472	46,767	—	—
Return on plan assets	5,713	3,483	—	—
Employer contributions	—	—	539	32,104
Benefits paid	(3,629)	(3,778)	(539)	(488)
Lump-sum settlement payment	—	—	—	(31,616)

Plan assets at fair value – End of year	48,556	46,472	—	—

Funded status of plans – End of year	$(5,763)	$(6,821)	$(5,956)	$(6,172)

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(400)	$(403)
Noncurrent liabilities	(5,763)	(6,821)	(5,556)	(5,769)

Net amount recognized at December 31	$(5,763)	$(6,821)	$(5,956)	$(6,172)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2017 and 2016, are as follows:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Net actuarial loss (gain)	$15,827	$16,847	$(2,846)	$(3,089)
Prior service cost	—	—	173	187

	$15,827	$16,847	$(2,673)	$(2,902)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $453. The estimated net gain and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 are $(258) and $14, respectively.

Components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015, are as follows:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—	$—	$48	$60	$70
Interest cost	1,786	2,329	2,319	199	934	2,970
Expected return on plan assets	(2,569)	(2,745)	(3,046)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	14	18	42
Amortization of unrecognized net loss (gain)	475	499	440	(317)	(97)	647
Lump-sum settlement cost	—	—	—	—	(15,606)	—
Curtailment recognition	—	—	—	—	6	—
Contractual benefit charge	270	131	—	150	16	—

Total net periodic benefit cost	$(38)	$214	$(287)	$94	$(14,669)	$3,729

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2017 and 2016, are as follows:

	2017		2016
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain)	$(545)	$(74)	$433	$1,586
Settlement gain	—	—	—	(37,190)
Curtailment—prior service cost	—	—	—	(38)
Net actuarial loss settlement expense	—	—	—	15,606
Amortization of net actuarial loss (gain)	(475)	317	(499)	97
Amortization of prior service cost	—	(14)	—	(18)

Total recognized in accumulated other comprehensive loss (gain)	$(1,020)	$229	$(66)	$(19,957)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2017:

	Pension Benefits	Postretirement Benefits
2018	$3,437	$400
2019	3,334	383
2020	3,307	374
2021	3,281	370
2022	3,282	370
2023 through 2027	16,032	1,814

The Company is not required to make any contributions to its pension plan in 2018 to meet its minimum funding requirements. The postretirement benefits in the table above represent benefit payments for the Company’s salaried retirees.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rates	3.68%	4.21%	3.65%	4.21%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2017, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2017), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2016) were developed. Scale (MP-2017) results in lower projected mortality improvement than scale (MP-2016). The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted MP-2017 for purposes of measuring its pension and postretirement obligations at December 31, 2017.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate for benefit obligations	4.22%	4.47%	4.15%	4.18%	4.39%	4.03%
Expected return on plan assets	5.75%	6.11%	6.24%	N/A	N/A	N/A
Rate for interest on benefit obligations	3.51%	N/A	N/A	3.48%	N/A	N/A
Discount rate for service cost	N/A	N/A	N/A	4.55%	N/A	N/A

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

The Company’s pension plan’s weighted average asset allocations at December 31, 2017 and 2016, and target allocations for 2018, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2017	2016	2018
Asset Category
Cash and cash equivalents	1%	1%	0% – 5%
Equity securities	57%	55%	45% – 65%
Fixed income securities	37%	39%	30% – 50%
Real estate	5%	5%	4% – 6%

	100%	100%	100%

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2017 and 2016:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Pension Plan Assets	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,250	—	—	$18,250
Large cap funds	15,356	—	—	15,356
Small cap funds	4,589	—	—	4,589
International funds	7,755	—	—	7,755
Real estate funds	2,385	—	—	2,385
Cash and equivalents	221	—	—	221

Total	$48,556	$—	$—	$48,556

Pension Plan Assets	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,051	—	—	$18,051
Large cap funds	14,864	—	—	14,864
Small cap funds	3,970	—	—	3,970
International funds	6,554	—	—	6,554
Real estate funds	2,273	—	—	2,273
Cash and equivalents	760	—	—	760

Total	$46,472	$—	$—	$46,472

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,486, $2,062 and $2,857 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 15 – Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction and additional limitations on executive compensation.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company is still analyzing the Tax Act and refining its calculations; however, reasonable estimates have been made for the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The change to existing U.S. tax law as a result of the Tax Act which we believe has the most significant impact on the Company’s income tax provision is the reduction of the U.S. corporate statutory tax rate. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $2,502 increase in income tax expense for the year ended December 31, 2017 and a corresponding $2,502 decrease in net deferred tax assets as of December 31, 2017.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

The (benefit) provision for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2017	2016	2015
Current taxes
Federal	$(2,230)	$(15,747)	$16,709
State	(187)	(486)	751

	(2,417)	(16,233)	17,460

Deferred taxes
Federal	(4,703)	23,869	(2,767)
State	(1,721)	(1,146)	88

	(6,424)	22,723	(2,679)

Tax (benefit) expense related to a (decrease) increase in unrecognized tax benefits	(57)	(1,120)	59
Interest expense, gross of related tax effects	53	(1,906)	(9)

Total (benefit) provision	$(8,845)	$3,464	$14,831

The (benefit) provision for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4%	3.4%	3.2%
Valuation allowance	0.1%	(2.6)%	(1.0)%
Enactment of the Tax Cuts and Jobs Act	(8.0)%	0.0%	0.0%
Domestic manufacturing deduction	(1.0)%	7.6%	(3.6)%
State rate and other changes in deferred taxes	(1.3)%	(1.9)%	0.4%
Federal and state credits	0.1%	(4.8)%	(2.7)%
Uncertain tax positions	(0.3)%	(16.1)%	0.4%
Nondeductible expenses and other	0.2%	1.3%	0.1%

Effective income tax rate	28.2%	21.9%	31.8%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

	December 31, 2017		December 31, 2016
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits	$2,545	$—	$4,624	$—
Intangible assets	—	(1,669)	—	(2,838)
Accrued expenses	4,104	—	6,961	—
Deferred state and local incentive revenue	2,933	—	4,733	—
Inventory valuation	1,869	—	2,621	—
Property, plant and equipment and railcars on operating leases	—	(8,957)	—	(14,897)
Net operating loss and tax credit carryforwards	13,371	—	5,731	—
Stock-based compensation expense	807	—	2,825	—
Other	1,085	(379)	419	(761)

	26,714	(11,005)	27,914	(18,496)
Valuation allowance	(6,263)	—	(5,197)	—

Deferred tax assets (liabilities)	$20,451	$(11,005)	$22,717	$(18,496)

Increase (decrease) in valuation allowance	$1,066		$(600)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization of our net deferred assets is not certain, management has concluded that, based on the positive and negative evidence considered, we will more likely than not realize the full benefit of the deferred tax assets except for our deferred tax assets in certain states. The Company has certain pretax state net operating loss carryforwards of $116,621 which will expire between 2020 and 2037, of which $80,749 have a valuation allowance recorded. The Company has federal net operating loss carryforwards and federal tax credit carryforwards of $18,578 and $2,051, respectively, which will expire between 2030 and 2037.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, were as follows:

	2017	2016	2015
Beginning of year balance	$1,572	$2,503	$2,444
Increases in prior period tax positions	—	13	—
Decreases in prior period tax positions	(189)	(1,924)	—
Increases in current period tax positions	—	980	59

End of year balance	$1,383	$1,572	$2,503

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $408, $465 and $1,581 as of December 31, 2017, 2016 and 2015, respectively. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $106 of expense (net of a federal tax benefit of $13), $1,419 of benefit (net of a federal tax expense of $667) and $110 of expense (net of a federal tax benefit of $60) related to interest and penalties for the years ended December 31, 2017, 2016 and 2015, respectively. The Company records interest and penalties as a component of income tax expense. Such expenses brought the balance of accrued interest and penalties to $106, $0 and $2,086 at December 31, 2017, 2016 and 2015, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. The Company is currently under examination of its 2015 and 2016 federal income tax returns by the Internal Revenue Service. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2010
States:
Pennsylvania	2000
Texas	2013
Illinois	2010
Virginia	2014
Colorado	2010
Indiana	2010
Nebraska	2010
Alabama	2014
Foreign:
China	2015

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “Incentive Plan”), was approved by the Company’s board of directors and ratified by the stockholders.    The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards.    Time-vested stock option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Incentive Plan will terminate as to future awards on May 17, 2023.    Under the Incentive Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 689,002 were available for issuance at December 31, 2017.

The Company recognizes stock-based compensation expense for time-vested stock option awards based on the fair value of the award on the grant date using the Black-Scholes option valuation model. Expected life in years for time-vested stock option awards was determined using the simplified method. The Company believes that it is appropriate to use the simplified method in determining the expected life for time-vested stock options because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for time-vested stock options. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant. The Company recognizes stock-based compensation for restricted stock awards over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s common stock on the award date.

In each of January 2015, 2016 and 2017, the Company granted performance shares with performance measurement periods of three calendar years. Since the outcome of the performance conditions were below the threshold level, no performance shares from the January 2015 grant were earned. The performance shares from the January 2016 and January 2017 grants will vest and be earned at the end of each performance measurement period, if at all, based on the Company’s three-year cumulative basic earnings per share, provided that a minimum three-year average return

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

on invested capital goal is also met or exceeded. The earnings per share thresholds and return on invested capital goals were established by the Company’s board of directors on the grant dates. The Company recognizes stock-based compensation cost for performance shares over the vesting period based on the fair market value of the Company’s stock on the award date multiplied by the estimated number of shares to be awarded based on the probable outcome of the performance conditions. As of December 31, 2017, the probable outcome of the performance conditions for the January 2016 and January 2017 awards was estimated to be below the threshold level.

On July 31, 2017, the Company granted non-qualified stock options to purchase 350,000 shares of our common stock to an executive of the Company. The award features a performance earning vesting schedule whereby the stock options will vest if the average closing price per share of the Company’s stock over the previous 90 calendar days (the “Threshold Stock Price”) exceeds the closing price per share of the Company’s stock on July 31, 2017 (the “Reference Stock Price”) as follows: 34% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $5.00; another 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $10.00; and the remaining 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $15.00. Such stock price appreciation goals can be achieved at any point during the options’ ten-year contractual term. When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. The Company recognizes stock-based compensation cost for stock options with market conditions over the derived service period of the stock options. The estimated fair value and derived service period for the stock options were calculated using a Monte Carlo simulation. Assumptions used in valuing the July 31, 2017 stock options include the expected stock option life, expected volatility, expected dividend yield and risk-free rate. The stock options were assumed to have an expected life equal to the midpoint of (a) the date the performance goal is attained and (b) the date the stock options expire. The expected volatility assumption of 49.22% was based on the Company’s historical stock price volatility over the ten-year period ended on the grant date. The expected dividend yield assumption of 2.19% was based on the Company’s then quarterly dividend payment of $0.09 and the grant date stock price of $16.44. The risk-free rate assumption of 2.30% was based on the yields on U.S. Treasury STRIPS with a remaining term that approximates the life assumed at the date of the grant. The estimated fair value of the three vesting tranches for the stock options ranged from $6.88 to $7.25 with derived service periods from 0.98 years to 2.39 years.

Stock-based compensation expense of $1,162, $1,149 and $2,183 is included within selling, general and administrative expense for the years ended December 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized on the consolidated statements of operations for share-based compensation arrangements was $330, $405 and $768 for the years ended December 31, 2017, 2016 and 2015, respectively.

A summary of the Company’s time-vested stock options activity and related information at December 31, 2017 and 2016, and changes during the years then ended, is presented below:

		December 31,
	2017		2016
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	378,990	$24.32	507,783	$24.80
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(203,370)	23.67	(128,793)	26.20

Outstanding at the end of the year	175,620	$25.13	378,990	$24.32

Exercisable at the end of the year	175,620	$25.13	341,194	$24.18

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

There were no time vested stock options granted during 2017, 2016 or 2015.

A summary of the Company’s time vested stock options outstanding as of December 31, 2017 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	175,620	4.2	$25.13	$—
Vested or expected to vest	175,620	4.2	$25.13	$—
Options exercisable	175,620	4.2	$25.13	$—

There were no time-vested stock options exercised during 2017 or 2016. There were 240,410 stock options exercised during 2015 with an intrinsic value of $2,258.

A summary of the Company’s nonvested restricted shares as of December 31, 2017 and 2016, and changes during the years then ended is presented below:

		December 31,
	2017		2016
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	111,549	$19.19	85,317	$23.75
Granted	72,503	15.44	84,353	16.57
Vested	(27,949)	15.55	(28,531)	24.49
Forfeited or expired	(56,239)	18.73	(29,590)	19.90

Nonvested at the end of the year	99,864	$17.75	111,549	$19.19

Expected to vest	99,864	$17.75	102,962	$18.94

The weighted-average grant-date fair value per share of stock awards granted during the years ended December 31, 2017, 2016 and 2015, was $15.44, $16.57 and $24.04, respectively. The fair value of stock awards vested during the years ended December 31, 2017, 2016 and 2015, was $475, $486 and $754, respectively, based on the value at vesting date. As of December 31, 2017, there was $685 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 22 months.

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

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints asserted five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints sought injunctive relief and an unspecified amount of damages. The Court consolidated both cases on November 12, 2015. On January 29, 2016, NSC filed an amended complaint, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed inter partes review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. In September 2016, the PTAB granted the IPR petitions and instituted trials on all asserted claims for both patents. On October 5, 2016, the Company filed a motion to stay the district court litigation in order to allow the IPR trials to run their course, which the district court denied. A claim construction hearing before the district court took place on January 31, 2017 and the court’s ruling was issued on June 8, 2017. The PTAB rendered its final written decisions in both IPR trials on September 22 and 25, 2017, finding that the Company had not shown by a preponderance of the evidence that the subject claims of the two patents were unpatentable. On October 4, 2017, the court entered a new case schedule for the litigation, although a trial date had not yet been set, and the parties engaged in settlement discussions. Settlement was reached on November 15, 2017 the terms of which are confidential. As part of the settlement, the Company received a release for past claims. The Company made no admissions of liability. The parties filed a Stipulation of Dismissal on November 20, 2017 and the court dismissed all claims and counterclaims with prejudice.

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

On a quarterly basis, the Company evaluates the potential outcome of all significant contingencies and estimates the likelihood that a future event or events will confirm the loss of an asset or the incurrence of a liability. When information available prior to the issuance of the Company’s financial statements indicates that, in management’s judgment, it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated, the contingency is accrued by a charge to income. During the third and fourth quarters of 2017, the Company recorded pre-tax contingent liability charges of $2,850 and $1,450, respectively, related to the foregoing matters.

Note 18 - Other Commitments

The Company leases certain property and equipment under long-term operating leases expiring at various dates through 2024. The leases generally contain specific renewal options at lease-end at the then fair market amounts.

Future minimum lease payments at December 31, 2017 are as follows:

Year ending December 31, 2018	$10,011
Year ending December 31, 2019	10,049
Year ending December 31, 2020	10,363
Year ending December 31, 2021	10,201
Year ending December 31, 2022	3,346
Thereafter	6,336

$50,306

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2017, 2016 and 2015, was $9,818, $10,048 and $10,413, respectively.

Note 19 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding	12,285,566	12,262,275	12,175,955
Dilutive effect of employee stock options and nonvested share awards	—	—	41,800

Weighted average diluted common shares outstanding	12,285,566	12,262,275	12,217,755

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2017, 2016 and 2015, 443,047, 545,541 and 475,847 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year ended December 31,
	2017	2016	2015
Railcar sales	$398,095	$513,543	$743,135
Parts sales	8,874	7,573	9,845
Leasing revenues	2,298	2,605	2,654
Maintenance and repair revenues	77	10	17,020
Other sales	130	—	200

	$409,474	$523,731	$772,854

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 21%, 15% and 12%, respectively, of revenues for the year ended December 31, 2017. Sales to the Company’s top three customers accounted for 23%, 17% and 15%, respectively, of revenues for the year ended December 31, 2016. Sales to the Company’s top three

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

customers accounted for 22%, 19% and 10%, respectively, of revenues for the year ended December 31, 2015. The Company’s sales to customers outside the United States were $23,212, $34,039 and $62,589 in 2017, 2016 and 2015, respectively.

Note 21- Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Revenues	$139,536	$118,672	$72,025	$79,241
Gross profit	$9,890	$5,328	$(7,838)	$(4,049)
Net income (loss) (1) (2) (3)	$638	$(448)	$(11,614)	$(11,138)
Net income (loss) per common share-basic	$0.05	$(0.04)	$(0.94)	$(0.90)
Net income (loss) per common share-diluted	$0.05	$(0.04)	$(0.94)	$(0.90)
2016
Revenues	$148,590	$126,157	$113,461	$135,523
Gross profit	$15,887	$8,077	$9,489	$6,726
Net income (loss) (4) (5)	$12,667	$(468)	$51	$74
Net income (loss) per common share-basic	$1.03	$(0.04)	$—	$0.01
Net income (loss) per common share-diluted	$1.03	$(0.04)	$—	$0.01

(1)	Results for the first quarter of 2017 include pre-tax restructuring and impairment charges of $1,777.
(2)	Results for the third and fourth quarters of 2017 include pre-tax contingent liability charges of $2,850 and $1,450, respectively.
(3)	Results for the fourth quarter of 2017 include tax expense of $2,502 related to remeasurement of net deferred tax assets as a result of the Tax Act.
(4)	Results for the first quarter of 2016 include a $14,306 pre-tax gain on settlement of a postretirement benefit plan obligation, net of plaintiffs’ attorneys’ fees.
(5)	Results for the third and fourth quarters of 2016 include pre-tax restructuring and impairment charges of $1,531 and $730, respectively.

Note 22 – Segment Information

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

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

	Year Ended December 31,
	2017	2016	2015
Revenues:
Manufacturing	$400,481	$516,063	$745,723
Corporate and Other	8,993	7,668	27,131

Consolidated Revenues	$409,474	$523,731	$772,854

Operating (Loss) Income:
Manufacturing	$(6,998)	$29,012	$69,165
Corporate and Other	(24,794)	(13,164)	(22,402)

Consolidated Operating (Loss) Income	(31,792)	15,848	46,763
Consolidated interest expense and deferred financing costs	(163)	(171)	(243)
Consolidated other income	548	111	116

Consolidated (Loss) Income Before Income Taxes	$(31,407)	$15,788	$46,636

Depreciation and Amortization:
Manufacturing	$8,642	$8,328	$7,170
Corporate and Other	724	1,408	2,858

Consolidated Depreciation and Amortization	$9,366	$9,736	$10,028

Capital Expenditures:
Manufacturing	$624	$13,079	$15,176
Corporate and Other	343	767	1,523

Consolidated Capital Expenditures	$967	$13,846	$16,699

	December 31, 2017	December 31, 2016
Assets:
Manufacturing	$136,448	$211,043
Corporate and Other	149,195	110,708

Total Operating Assets	285,643	321,751
Consolidated income taxes receivable	815	13,283
Consolidated deferred income taxes, long-term	9,446	4,221

Consolidated Assets	$295,904	$339,255

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for share and per share data)

Note 23 – Sale of Repair and Maintenance Services Business

On September 30, 2015, the Company sold its railcar repair and maintenance services business for an aggregate purchase price of $20,000. The sale included assets of FCRS, which operated the Company’s railcar repair and maintenance services business, and FCSL, which owned a short-line railway. The net book value of assets that were sold was $14,283, which included accounts receivable of $2,776, inventory of $2,537, property plant and equipment of $7,740 and intangible assets of $1,230. On September 30, 2015, $1,960 of the aggregate purchase price was placed into escrow (which is recorded as a long-term receivable) in order to secure the indemnification obligations of FCRS and FCSL under the asset purchase agreement relating to the sale and $451 was used to settle certain liabilities of FCRS and FCSL, resulting in cash proceeds to the Company of $17,589. Twenty-five percent (25%) of the escrow amount, reduced by the amount of any pending claims, will be released to FCRS on each of the dates that are 18 months and three years after the closing date of the transaction and the remaining amount, reduced by the amount of any pending claims, will be released to FCRS on the fifth anniversary of the closing date of the transaction. As a result of the sale, the Company recorded a pre-tax gain of $4,578.

Note 24 – Subsequent Event

On February 28, 2018, the Company acquired substantially all of the operating assets of Navistar, Inc. and its subsidiary, International Truck and Engine Investments Corporation , at the Shoals facility, including their railcar business, and assumed the lease for the facility (the”Acquisition”). The Company has subleased a portion of the Shoals facility since 2013. As a result of the Acquisition the Company will become the sole tenant of the approximately 2.2 million square foot facility. Additionally, the Company will be offering employment opportunities to the majority of Navistar Inc’s approximately 200 employees on site. The purchase price paid by the Company for the Acquisition was $17,264 in cash, plus the value of the inventory acquired at closing, which was estimated at $3,510. The amount of the purchase price paid by the Company at closing was offset by $24,130 paid by Navistar Inc. to the Company to cover future operating costs including rent payments at the facility, and certain other closing payments, resulting in a net payment by Navistar Inc. to the Company at closing of $2,760.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “Evaluation Date”).    Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2017 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Discussion and Analysis,” “Chief Executive Officer Pay Ratio” and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: March 9, 2018	By:	/s/ JAMES R. MEYER
James R. Meyer, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ JAMES R. MEYER James R. Meyer	President and Chief Executive Officer (principal executive officer) and Director	March 9, 2018

/s/ MATTHEW S. KOHNKE Matthew S. Kohnke	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 9, 2018

/s/ JOSEPH J. MALIEKEL Joseph J. Maliekel	Vice President and Corporate Controller (principal accounting officer)	March 9, 2018

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 9, 2018

/s/ JAMES D. CIRAR James D. Cirar	Director	March 9, 2018

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 9, 2018

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 9, 2018

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 9, 2018

/s/ S. CARL SODERSTROM, JR. S. Carl Soderstrom, Jr.	Director	March 9, 2018

FreightCar America, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions, Accounts Charged Off and Recoveries of Amounts Previously Written Off	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$22	$34	$—	$56
Deferred tax assets valuation allowance	5,197	—	1,066	6,263
Inventory reserve	4,307	2,672	(819)	6,160
Year Ended December 31, 2016
Allowance for doubtful accounts	$82	$—	$(60)	$22
Deferred tax assets valuation allowance	5,797	—	(600)	5,197
Inventory reserve	3,793	2,344	(1,830)	4,307
Year Ended December 31, 2015
Allowance for doubtful accounts	$188	$—	$(106)	$82
Deferred tax assets valuation allowance	6,219	—	(422)	5,797
Inventory reserve	2,381	1,458	(46)	3,793

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the Commission on November 3, 2015).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.2	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Separation Agreement and General Release dated July 17, 2017 by and between FreightCar America, Inc. and Joseph E. McNeely. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017)

10.5	Letter agreement regarding Terms of Employment dated July 17, 2017, by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017)

10.6	Letter agreement regarding Terms of Employment dated November 17, 2015 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.7	Letter agreement regarding Terms of Employment dated June 1, 2017 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

10.8	Letter agreement regarding Terms of Employment dated January 19, 2016 by and between FreightCar America, Inc. and Matthew S. Kohnke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2016).

10.9	Letter agreement regarding Terms of Employment dated May 25, 2016 by and between FreightCar America, Inc. and Theodore W. Baun (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2016).

10.10	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.11	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.12	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.15	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.16	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.17	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.18	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the Commission on November 9, 2012).*

10.19	Amendment to Lease Agreement, dated as of November 23, 2015, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.20	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.21	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.22	Second Amendment to Sublease and Consent to Sublease, dated October 27, 2014, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.23	Third Amendment to Sublease and Consent to Sublease, dated as of February 1, 2016, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the Commission on May 3, 2016).*

10.24	Credit Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.25	Security and Pledge Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.26	First Amendment to Credit Agreement, dated as of June 13, 2016, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 2, 2016).

10.27	FreightCar America, Inc. Executive Severance Plan (As Amended and Restated Effective December 1, 2016) (and Summary Plan Description) incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.28	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.29	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.30	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.