Form 10-Q
period 2018-03-31
FreightCar America, Inc.
filed 2018-05-03
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of April 27, 2018, there were 12,444,073 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except for share and per share data)
Assets
Current assets
Cash and cash equivalents	$65,255	$87,788
Restricted certificates of deposit	5,452	5,720
Marketable securities	52,288	42,917
Accounts receivable, net of allowance for doubtful accounts of $67 and $56, respectively	12,911	7,581
Inventories, net	46,685	45,292
Inventory on lease	14,736	5,550
Income taxes receivable	329	815
Other current assets	7,693	4,284

Total current assets	205,349	199,947
Property, plant and equipment, net	53,023	38,253
Railcars available for lease, net	23,140	23,434
Goodwill	21,521	21,521
Deferred income taxes, net	11,428	9,446
Other long-term assets	3,169	3,303

Total assets	$317,630	$295,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$26,273	$23,329
Accrued payroll and other employee costs	2,147	1,809
Reserve for workers’ compensation	3,749	3,394
Accrued warranty	9,041	8,062
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	5,215	178
Other current liabilities	2,747	1,326

Total current liabilities	51,391	40,317
Accrued pension costs	5,480	5,763
Accrued postretirement benefits, less current portion	5,385	5,556
Deferred income state and local incentives, long-term	8,606	9,161
Deferred rent, long-term	20,292	2,988
Accrued taxes and other long-term liabilities	394	387

Total liabilities	91,548	64,172

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2018 and December 31, 2017	127	127
Additional paid in capital	88,908	90,347
Treasury stock, at cost, 287,605 and 336,982 shares at March 31, 2018 and December 31, 2017, respectively	(10,398)	(12,555)
Accumulated other comprehensive loss	(7,531)	(7,567)
Retained earnings	154,976	161,380

Total stockholders’ equity	226,082	231,732

Total liabilities and stockholders’ equity	$317,630	$295,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except for share and per share data)
Revenues	$82,973	$139,536
Cost of sales	83,569	129,730

Gross (loss) profit	(596)	9,806
Selling, general and administrative expenses	7,996	7,030
Restructuring and impairment charges	—	1,357

Operating (loss) income	(8,592)	1,419
Interest expense and deferred financing costs	(32)	(42)
Other income (expense)	381	(299)

(Loss) income before income taxes	(8,243)	1,078
Income tax (benefit) provision	(1,839)	440

Net (loss) income	$(6,404)	$638

Net (loss) income per common share – basic	$(0.51)	$0.05

Net (loss) income per common share – diluted	$(0.51)	$0.05

Weighted average common shares outstanding – basic	12,306,011	12,269,555

Weighted average common shares outstanding – diluted	12,306,011	12,269,555

Dividends declared per common share	$—	$0.09

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net (loss) income	$(6,404)	$638

Other comprehensive income:
Pension liability adjustments, net of tax	88	77
Postretirement liability adjustments, net of tax	(52)	(49)

Other comprehensive income	36	28

Comprehensive (loss) income	$(6,368)	$666

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net income	—	—	—	—	—	—	638	638
Other comprehensive income	—	—	—	—	—	28	—	28
Restricted stock awards	—	—	(2,097)	50,983	2,097	—	—	—
Forfeiture of restricted stock awards	—	—	142	(9,585)	(142)	—	—	—
Employee stock settlement	—	—	—	(999)	(14)	—	—	(14)
Stock-based compensation recognized	—	—	214	—	—	—	—	214
Cash dividends	—	—	—	—	—	—	(1,117)	(1,117)

Balance, March 31, 2017	12,731,678	$127	$90,499	(311,347)	$(12,642)	$(8,135)	$186,814	$256,663

Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

Net loss	—	—	—	—	—	—	(6,404)	(6,404)
Other comprehensive income	—	—	—	—	—	36	—	36
Restricted stock awards	—	—	(2,392)	64,457	2,392	—	—	—
Forfeiture of restricted stock awards	—	—	117	(7,991)	(117)	—	—	—
Employee stock settlement	—	—	—	(7,089)	(118)	—	—	(118)
Stock-based compensation recognized	—	—	836	—	—	—	—	836

Balance, March 31, 2018	12,731,678	$127	$88,908	(287,605)	$(10,398)	$(7,531)	$154,976	$226,082

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(6,404)	$638
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Net proceeds from Shoals transaction	2,655	—
Depreciation and amortization	2,550	2,337
Recognition of deferred income from state and local incentives	(555)	(555)
Gain on sale of railcars available for lease	38	—
Deferred income taxes	(1,992)	408
Stock-based compensation recognized	836	214
Other non-cash items, net	235	84
Changes in operating assets and liabilities:
Accounts receivable	(5,330)	1,630
Inventories	1,930	20,101
Inventory on lease	(9,186)	(8,391)
Other assets	(3,323)	(1,481)
Accounts and contractual payables	2,284	(1,170)
Accrued payroll and employee benefits	338	1,098
Income taxes receivable/payable	650	48
Accrued warranty	979	267
Other liabilities	1,223	547
Accrued pension costs and accrued postretirement benefits	(418)	185

Net cash flows (used in) provided by operating activities	(13,490)	15,960

Cash flows from investing activities
Purchase of restricted certificates of deposit	(1,040)	(4,668)
Maturity of restricted certificates of deposit	1,308	1,558
Purchase of securities held to maturity	(41,244)	(10,995)
Proceeds from maturity of securities	32,005	—
Purchase of property, plant and equipment	(182)	(296)
Proceeds from sale of property, plant and equipment and railcars available for lease	228	119
State and local incentives received	—	1,410

Net cash flows used in investing activities	(8,925)	(12,872)

Cash flows from financing activities
Employee stock settlement	(118)	(14)
Cash dividends paid to stockholders	—	(1,117)

Net cash flows used in financing activities	(118)	(1,131)

Net (decrease) increase in cash and cash equivalents	(22,533)	1,957
Cash, cash equivalents and restricted cash equivalents at beginning of period	87,788	96,110

Cash, cash equivalents and restricted cash equivalents at end of period	$65,255	$98,067

Supplemental cash flow information
Interest paid	$18	$23

Income tax refunds received	$487	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2017 year-end balance sheet data was derived from the audited financial statements as of December 31, 2017. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Note 3 – Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the recent U.S. tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

On January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires entities to present non-service cost components of net periodic benefit cost in a caption below operating income (loss) and provides that only service cost is eligible to be capitalized in inventory or construction of an asset. This standard requires retrospective application of the change in the statement of operations and prospective application for the capitalization of service cost in assets. Utilizing the practical expedient approach permitted under the standard, based on amounts previously disclosed, the Company reclassified non-service components of net periodic benefit cost from cost of sales, selling, general and administrative expenses and restructuring and impairment charges to other income (expense) in the Condensed Consolidated Statement of Operations. The service cost component is included in cost of sales and selling, general and administrative expenses.

The following table discloses the amount of net periodic benefit cost reclassified as other income (expense) for the prior period presented in the condensed consolidated financial statements as a result of the adoption of ASU 2017-07:

	Three months ended March 31, 2017
	As reported	Reclassifications	As adjusted
Cost of sales	$129,646	$84	$129,730
Selling, general and administrative expenses	$7,011	$19	$7,030
Restructuring and impairment charges	$1,777	$(420)	$1,357
Other income (expense)	$18	$(317)	$(299)

On January 1, 2018, the Company adopted the changes required under ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, restricted cash and restricted cash equivalents are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents are no longer included in cash flows from investing activities. The Company has applied these changes in presentation retrospectively, which resulted in an increase of $3,360 in the beginning-of-period balance and an increase of $3,360 in net cash flows used in investing activities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017. Restricted cash and restricted certificates of deposit are used to collateralize standby letters of credit with respect to performance guarantees and to support the Company’s workers’ compensation insurance claims. Restricted certificates of deposit with original maturities of up to 90 days are considered restricted cash equivalents and are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Cash, cash equivalents and restricted cash equivalents in the Condensed Consolidated Statement of Cash Flows as of December 31, 2017 and March 31, 2018 include only cash and cash equivalents as there are no restricted cash equivalents included in the restricted certificates of deposit balances in the Condensed Consolidated Balance Sheets as of those dates.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. Leases with a term of twelve months or less will be accounted for in a similar manner to existing guidance for operating leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While the Company is still evaluating the impact that ASU 2016-02 will have on its consolidated financial statements, the new standard will reflect a significant increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the balance sheet for facility and equipment leases.

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

Note 4 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended
	March 31,
	2018	2017
Railcar sales	$79,079	$137,085
Parts sales	3,212	1,763
Other sales	56	54

Revenues from contracts with customers	82,347	138,902
Leasing revenues	626	634

Total revenues	$82,973	$139,536

The Company generally recognizes revenue at a point it time, as it satisfies a performance obligation, by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer.

Railcar Sales

Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and title and risk of loss are transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, the Company’s performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, the Company recognizes revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, the Company allocates the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The Company does not provide discounts or rebates in the normal course of business.

The Company provides warranties in connection with the sale of new and rebuilt railcars. Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials may be covered by the warranty provided by the original manufacturer. The Company does not provide its customers the option to purchase additional warranties and, therefore, the Company’s warranties are not considered a separate service or performance obligation.

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Parts Sales

The Company sells forged, cast and fabricated parts for all of the railcars it produces, as well as those manufactured by others. Performance obligations are satisfied and the Company recognizes revenue from most parts sales when the parts are shipped to customers.

Leasing Revenue

The Company recognizes operating lease revenue on Inventory on Lease on a contractual basis and recognizes operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. The Company recognizes revenue from the sale of Inventory on Lease on a gross basis in manufacturing sales and cost of sales if the sales process is completed within 12 months of the manufacture of the leased railcars. The Company recognizes revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of March 31, 2018. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had no material remaining unsatisfied performance obligations as of March 31, 2018 with expected duration of greater than one year.

Note 5 – Segment Information

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

	Three months ended
	March 31,
	2018	2017
Revenues:
Manufacturing	$79,733	$137,740
Corporate and Other	3,240	1,796

Consolidated Revenues	$82,973	$139,536

Operating (Loss) Income:
Manufacturing	$(3,816)	$7,249
Corporate and Other	(4,776)	(5,830)

Consolidated Operating (Loss) Income	(8,592)	1,419
Consolidated interest expense and deferred financing costs	(32)	(42)
Consolidated other income (expense)	381	(299)

Consolidated (Loss) Income Before Income Taxes	$(8,243)	$1,078

Depreciation and Amortization:
Manufacturing	$2,484	$2,157
Corporate and Other	66	180

Consolidated Depreciation and Amortization	$2,550	$2,337

Capital Expenditures:
Manufacturing (1)	$141	$312
Corporate and Other	41	(16)

Consolidated Capital Expenditures	$182	$296

(1)	Excluding assets acquired as part of a business acquisition of $17.2 million on February 28, 2018.(see Note 16)

	March 31,	December 31,
	2018	2017
Assets:
Manufacturing	$166,284	$136,448
Corporate and Other	137,822	149,195

Total Operating Assets	304,106	285,643
Consolidated income taxes receivable	329	815
Consolidated deferred income taxes, long-term	11,428	9,446
Consolidated income taxes receivable, long-term	1,767	—

Consolidated Assets	$317,630	$295,904

Note 6 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$38,497	$—	$—	$38,497
Restricted certificates of deposit	$5,452	$—	$—	$5,452
Escrow receivable	$—	$—	$1,420	$1,420

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$45,542	$—	$—	$45,542
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,420	$1,420

Non-Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$—	$1,434	$1,434

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $1,470 as of each of March 31, 2018 and December 31, 2017 net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

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

Note 7 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $52,288 and $42,917 as of March 31, 2018 and December 31, 2017, respectively, consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 8 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2018	2017
Work in process	$43,454	$42,460
Finished new railcars	—	85
Parts inventory	3,231	2,747

Total inventories, net	$46,685	$45,292

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $6,448 and $6,160 relating to excess or slow-moving inventory for parts and work in process at March 31, 2018 and December 31, 2017, respectively.

Note 9 – Revolving Credit Facility

On June 13, 2016, the Company amended the credit agreement, dated as of July 26, 2013 (as so amended, the “Credit Agreement”), by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”) to, among other things, extend the term of the Credit Agreement to July 26, 2019.

As of March 31, 2018 and December 31, 2017, the Company had no borrowings under the $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”), provided under the Credit Agreement. As of March 31,2018 and December 31, 2017, the Company had $5,452 in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,548 available for borrowing under the Revolving Credit Facility.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$113	$25	$88
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(70)	(15)	(55)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	1	3

	$47	$11	$36

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$119	$42	$77
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(80)	(28)	(52)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	1	3

	$43	$15	$28

The components of accumulated other comprehensive loss consist of the following:

	March 31,	December 31,
	2018	2017
Unrecognized pension cost, net of tax of $6,096 and $6,120	$(9,618)	$(9,707)
Unrecognized postretirement income, net of tax of $519 and $533	2,087	2,140

	$(7,531)	$(7,567)

Note 11 – Stock-Based Compensation

On January 12, 2018, the Company granted non-qualified stock options to purchase 146,590 shares of our common stock to executives of the Company. The award features a performance earning vesting schedule whereby the stock options will vest if the average closing price per share of the Company’s stock over the trailing 90 calendar days (the “Threshold Stock Price”) exceeds the closing price per share of the Company’s stock on January 12, 2018 (the “Reference Stock Price”) as follows: 34% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $5.00; another 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $10.00; and the remaining 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $15.00. Such stock price appreciation goals can be achieved at any point during the options’ ten-year contractual term. When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. The Company recognizes stock-based compensation cost for stock options with market conditions over the derived service period of the stock options. The estimated fair value and derived service period for the stock options were calculated using a Monte Carlo simulation. Assumptions used in valuing the January 12, 2018 stock options include the expected stock option life, expected volatility, expected dividend yield and risk-free rate. The stock options were assumed to have an expected life equal to the midpoint of (a) the date the performance goal is attained and (b) the date the stock options expire. The expected volatility assumption of 49.33% was based on the Company’s historical stock price volatility over the ten-year period ended on the grant date. The expected dividend yield assumption of 0% was based on the Company’s suspension of its quarterly dividend payment in November 2017. The risk-free rate assumption of 2.55% was based on the yields on U.S. Treasury STRIPS with a remaining term that approximates the life assumed at the date of the grant. The estimated fair value of the three vesting tranches for the stock options ranged from $8.51 to $9.12 with derived service periods from 1.0 year to 2.43 years.

Total stock-based compensation was $836 and $214 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $1,406 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average service period of 28 months. As of March 31, 2018, there was $2,486 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 17 months. As of March 31, 2018, there was $609 of unearned compensation related to time-vested stock options, which will be recognized over the remaining service period of 33 months.

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

The Company also provides certain postretirement health care benefits for certain of its salaried retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

Additionally, as a result of the cost reduction program initiated in January 2017, certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans during the three months ended March 31, 2017.

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2018 and 2017, are as follows:

	Three Months Ended
	March 31,
	2018	2017
Pension Benefits
Interest cost	$427	$446
Expected return on plan assets	(711)	(642)
Amortization of unrecognized net loss	113	119
Plan curtailment and special termination benefits	—	270

	$(171)	$193

	Three Months Ended
	March 31,
	2018	2017
Postretirement Benefit Plan
Service cost	$8	$12
Interest cost	45	50
Settlement income	—	—
Amortization of prior service cost	4	4
Amortization of unrecognized net (gain) loss	(70)	(80)
Plan curtailment and special termination benefits	—	150

	$(13)	$136

The Company made no contributions to the Company’s defined benefit pension plans for each of the three months ended March 31, 2018 and 2017. The Company expects to make no contributions to its pension plans in 2018.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $225 and $128 for the three months ended March 31, 2018 and 2017, respectively. The Company expects to make $400 in contributions (including contributions already made) to its postretirement benefit plan in 2018 for salaried retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $430 and $620 for the three months ended March 31, 2018 and 2017, respectively.

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

The Company received cash payments of $15,733 and $1,410, during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds the minimum targeted levels of employment. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $10,825 as of March 31, 2018.

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

Note 14 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding	12,306,011	12,269,555
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,306,011	12,269,555

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2018 and 2017, 355,631 and 517,448 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 15 – Restructuring and Impairment Charges

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with the Company’s cost reduction program during 2017, the Company recorded restructuring charges of $1,777 during the three months ended March 31, 2017, which consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $420 for the three months ended March 31, 2017 have been reclassified as other income (expense) in the Condensed Consolidated Statement of Operations. There were no restructuring and impairment charges during the three months ended March 31, 2018.

Note 16 – Business Acquisition

On February 28, 2018, the Company acquired substantially all of the operating assets at the Cherokee, Alabama (“Shoals”) facility, of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, including their railcar business, and assumed the lease for the facility (the ”Acquisition”). The Company had subleased a portion of the Shoals facility since 2013. As a result of the Acquisition, the Company became the sole tenant of the approximately 2.2 million square-foot facility. Additionally, the Company offered employment opportunities to the majority of Navistar’s approximately 200 employees on site. Under the terms of the Acquisition, the total consideration due to Navistar for the purchase of the operating assets was $20,225. The parties also negotiated a $24,130 lease incentive in favor of the Company in exchange for the Company assuming all remaining contractual lease obligations. Consideration for the acquisition was settled on a net basis and after certain other closing payments resulted in a payment of $2,655 from Navistar to the Company. The $24,130 lease incentive is included in deferred rent, current and deferred rent, long-term in the Company’s Condensed Consolidated Balance Sheet and will be amortized over the remaining lease term as a reduction of rent expense. The Company incurred acquisition costs of approximately $400, which were primarily legal fees that were expensed as incurred.

The preliminary purchase price allocation is as follows:

Inventories	$3,611
Other current assets	95
Property, plant and equipment, net	17,169
Accounts and contractual payables	(650)

$20,225

The purchase price equaled the estimated fair value of the net assets acquired (fair value hierarchy level 3) and, therefore, no goodwill or bargain purchase was recorded. Substantially all of Navistar’s operations at the Shoals facility were in support of the Company’s activities. Therefore, it is impracticable to determine the amount of operating profit attributable to the acquired business included in the Company’s results of operations since the acquisition date as the Company has integrated the acquired business with our ongoing operations. Also, the pro-forma financial information for the Company’s historical business and the assets acquired was impracticable to calculate as a result of various service, cost sharing and sublease agreements that were in place at the Shoals facility with Navistar.

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. On February 28, 2018, we acquired substantially all of the operating assets of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, at the Shoals facility, including their railcar business. Our Roanoke facility has the capacity to build a variety of railcar types in a cost-effective manner and will continue to support our coal car products as market conditions improve. Our Danville facility was idled for railcar production effective March 31, 2017.

Total orders for railcars in the first quarter of 2018 were 756 units, consisting of 156 new railcars and 600 rebuilt railcars, compared to orders for 68 units, consisting of 15 new railcars and 53 rebuilt railcars, in the first quarter of 2017. Total backlog of unfilled orders was 2,054 units at March 31, 2018, compared to 2,392 units at December 31, 2017. The estimated sales value of the backlog was $143 million and $181 million, respectively, as of March 31, 2018 and December 31, 2017.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues

Our consolidated revenues for the three months ended March 31, 2018 were $83.0 million compared to $139.5 million for the three months ended March 31, 2017. Manufacturing segment revenues for the three months ended March 31, 2018 were $79.7 million compared to $137.7 million for the three months ended March 31, 2017. Railcar deliveries totaled 1,094 units, consisting of 891 new railcars, 122 leased railcars and 81 rebuilt railcars, for the first quarter of 2018, compared to 1,525 units, consisting of 1,425 new railcars and 100 leased railcars, in the first quarter of 2017. The decrease in Manufacturing segment revenues for the 2018 period compared to the 2017 period reflects the 28% decrease in the number of railcars delivered and a lower average sales price. Corporate and Other revenues for the three months ended March 31, 2018 were $3.2 million compared to $1.8 million for the three months ended March 31, 2017, reflecting higher parts sales.

Gross (Loss) Profit

Our consolidated gross profit margin was (0.7)% for the three months ended March 31, 2018 compared to 7.0% for the three months ended March 31, 2017. Our consolidated gross loss for the three months ended March 31, 2018 was $0.6 million compared to gross profit of $9.8 million for the three months ended March 31, 2017, reflecting decreases in gross profit from our Manufacturing segment of $11.1 million, which were partially offset by increases in gross profit from Corporate and Other of $0.7 million. The decline in railcar deliveries contributed a $3.9 million decrease in gross profit in our Manufacturing segment and an unfavorable product mix of lower-margin railcars and higher production inefficiencies contributed another $7.2 million decrease in Manufacturing segment gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2018 were $8.0 million compared to $7.0 million for the three months ended March 31, 2017. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2018 were $2.0 million compared to $1.7 million for the three months ended March 31, 2017 primarily due to higher third-party sales commissions of $0.2 million and higher professional fees of $0.1 million. Corporate and Other selling, general and administrative expenses were $5.9 million for the three months ended March 31, 2018 compared to $5.3 million for the three months ended March 31, 2017. Corporate and Other selling, general and administrative expenses for the three months ended March 31, 2018 included increases due to a $0.6 million provision for incentive compensation and increases in stock-based compensation of $0.5 million, which were partially offset by decreases in legal fees of $0.4 million. The decrease in legal fees was primarily due to the settlement of patent litigation during the fourth quarter of 2017.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the three months ended March 31, 2018. In the first quarter of 2017, in response to lower order trends in the industry, we announced reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. We recorded restructuring and impairment charges of $1.8 million during the first quarter of 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $0.4 million for the three months ended March 31, 2017 have been reclassified as other income (expense) in the Condensed Consolidated Statement of Operations.

Operating (Loss) Income

Our consolidated operating loss for the three months ended March 31, 2018 was $8.6 million compared to operating income of $1.4 million for the three months ended March 31, 2017. Operating loss for the Manufacturing segment was $3.8 million for the three months ended March 31, 2018 compared to operating income of $7.2 million for the three months ended March 31, 2017 reflecting the decrease in Manufacturing segment gross profit and increase in selling, general and administrative expenses described above, which were partially offset by the decrease in Manufacturing segment restructuring and impairment charges of $0.4 million. Corporate and Other operating loss was $4.8 million for the three months ended March 31, 2018 compared to an operating loss of $5.8 million for the three months ended March 31, 2017 primarily due to decreases in restructuring and impairment charges of $1.0 million.

Income Taxes

Our income tax benefit was $1.8 million for the three months ended March 31, 2018 compared to an income tax provision of $0.4 million for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was 22.3% compared to 40.8% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily due to the impact of the U. S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate from 35 percent to 21 percent.

Net (Loss) Income

As a result of the foregoing, our net loss was $6.4 million for the three months ended March 31, 2018 compared to net income of $0.6 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, our diluted net loss per share was $0.51 compared to diluted earnings per share of $0.05 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2018 and 2017, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

On June 13, 2016, we amended the credit agreement, dated as of July 26, 2013 (as so amended, the “Credit Agreement”), by and among FreightCar and certain of its subsidiaries, as borrowers and guarantors (together, the “Borrowers”), and Bank of America, N.A., as lender, administrative agent, swingline lender and letter of credit issuer (the “Bank”) to, among other things, extend the term of the Credit Agreement to July 26, 2019.

As of March 31, 2018 and December 31, 2017, we had no borrowings under the $50 million senior secured revolving credit facility ( the “Revolving Credit Facility”), provided under the Credit Agreement. As of March 31, 2018 and December 31, 2017, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit

Our restricted certificates of deposit balance was $5.5 million as of March 31, 2018 and $5.7 million as of December 31, 2017, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of March 31, 2018 are scheduled to expire at various dates through February 4, 2019. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
			2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$80,392	$18,711	$37,892	$18,279	$5,510

The above table excludes $0.2 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at March 31, 2018 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plans and postretirement welfare plans.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(13,490)	$15,960
Investing activities	(8,925)	(12,872)
Financing activities	(118)	(1,131)

Total	$(22,533)	$1,957

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

Our net cash used in operating activities for the three months ended March 31, 2018 was $13.5 million compared to net cash provided by operating activities of $16.0 million for the three months ended March 31, 2017. Our net cash used in operating activities for the three months ended March 31, 2018 reflects changes in working capital, including a $9.2 million increase in inventory on lease and a $5.3 million increase in accounts receivable. Our net cash provided by operating activities for the three months ended March 31, 2017 reflects decreases in working capital, including a $20.1 million decrease in inventory, which were partially offset by an $8.4 million increase in inventory on lease.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 was $8.9 million and primarily represented the $9.2 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities). Net cash used in investing activities for the three months ended March 31, 2017 was $12.9 million and primarily represented the $14.1 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities), which was partially offset by $1.4 million of state and local incentives received.

Financing Activities. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2018 compared to $1.1 million for the three months ended March 31, 2017, reflecting the suspension of our quarterly cash dividend to our stockholders in November 2017.

Capital Expenditures

Our capital expenditures were $0.2 million in the three months ended March 31, 2018 compared to $0.3 million in the three months ended March 31, 2017. During the three months ended March 31, 2018, we also acquired $17.2 million of equipment as part of the net settlement of our acquisition of Navistar’s business at our Shoals facility. Excluding unforeseen expenditures, management anticipates that total capital expenditures for 2018 will be between $3.0 million and $4.0 million, including amounts already paid.

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

Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of March 31, 2018, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit Facility.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2017 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

2.1	Asset Purchase Agreement dated February 26, 2018, by and among Navistar, Inc, International Truck and Engine Investments Corporation and FreightCar Alabama, LLC.

10.1	Assignment and Assumption of Lease, dated as of February 28, 2018, by and between Navistar, Inc. and FreightCar Alabama, LLC.

10.2	Industrial Facility Lease dated as of September 29, 2011, by and between Teachers’ Retirement Systems of Alabama and Employees’ Retirement System of Alabama and Navistar, Inc.*

10.3	Amendment to Industrial Facility Lease and Consent to Sublease, dated as of February 19, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.

10.4	Fifth Amendment to Lease Agreement dated March 1, 2018 by and between Norfolk Southern Railway Company and Johnstown America Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 3, 2018	By:	/S/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/S/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated February 26, 2018, by and among Navistar, Inc., International Truck and Engine Investments Corporation and FreightCar Alabama, LLC.

10.1	Assignment and Assumption of Lease, dated as of February 28, 2018, by and between Navistar, Inc. and FreightCar Alabama, LLC.

10.2	Industrial Facility Lease, dated as of September 29, 2011, by and between Teachers’ Retirement Systems of Alabama and Employees’ Retirement System of Alabama and Navistar, Inc.*

10.3	Amendment to Industrial Facility Lease and Consent to Sublease, dated as of February 19, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC.

10.4	Fifth Amendment to Lease Agreement dated March 1, 2018, by and between Norfolk Southern Railway Company and Johnstown America Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.