Form 10-Q
period 2018-06-30
FreightCar America, Inc.
filed 2018-08-02
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 27, 2018, there were 12,463,548 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except for share and per share data)
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$25,144	$87,788
Restricted certificates of deposit	5,452	5,720
Marketable securities	56,353	42,917
Accounts receivable, net of allowance for doubtful accounts of $69 and $56, respectively	25,665	7,581
Inventories, net	60,393	45,292
Inventory on lease	37,778	5,550
Other current assets	7,649	5,099

Total current assets	218,434	199,947
Property, plant and equipment, net	50,277	38,253
Railcars available for lease, net	24,384	23,434
Goodwill	21,521	21,521
Deferred income taxes, net	12,097	9,446
Other long-term assets	3,160	3,303

Total assets	$329,873	$295,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$38,600	$23,329
Accrued payroll and other employee costs	2,704	1,809
Reserve for workers’ compensation	3,575	3,394
Accrued warranty	9,238	8,062
Customer deposits	3,362	362
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	6,466	178
Other current liabilities	1,348	964

Total current liabilities	67,512	40,317
Accrued pension costs	5,197	5,763
Accrued postretirement benefits, less current portion	5,314	5,556
Deferred income state and local incentives, long-term	8,051	9,161
Deferred rent, long-term	18,703	2,988
Accrued taxes and other long-term liabilities	399	387

Total liabilities	105,176	64,172

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2018 and December 31, 2017	127	127
Additional paid in capital	89,110	90,347
Treasury stock, at cost, 267,880 and 336,982 shares at June 30, 2018 and December 31, 2017, respectively	(9,685)	(12,555)
Accumulated other comprehensive loss	(7,495)	(7,567)
Retained earnings	152,640	161,380

Total stockholders’ equity	224,697	231,732

Total liabilities and stockholders’ equity	$329,873	$295,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except for share and per share data)
Revenues	$66,743	$118,672	$149,716	$258,208
Cost of sales	61,904	113,428	145,473	243,158

Gross profit	4,839	5,244	4,243	15,050
Selling, general and administrative expenses	8,385	5,922	16,381	12,952
Restructuring and impairment charges	—	369	—	1,726

Operating (loss) income	(3,546)	(1,047)	(12,138)	372
Interest expense and deferred financing costs	(27)	(30)	(59)	(72)
Other income (expense)	588	184	969	(115)

(Loss) income before income taxes	(2,985)	(893)	(11,228)	185
Income tax (benefit) provision	(649)	(445)	(2,488)	(5)

Net (loss) income	$(2,336)	$(448)	$(8,740)	$190

Net (loss) income per common share — basic	$(0.19)	$(0.04)	$(0.70)	$0.02

Net (loss) income per common share — diluted	$(0.19)	$(0.04)	$(0.70)	$0.02

Weighted average common shares outstanding — basic	12,317,546	12,283,746	12,311,810	12,276,689

Weighted average common shares outstanding — diluted	12,317,546	12,283,746	12,311,810	12,276,689

Dividends declared per common share	$—	$0.09	$—	$0.18

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net (loss) income	$(2,336)	$(448)	$(8,740)	$190

Other comprehensive income:
Pension liability adjustments, net of tax	89	76	177	153
Postretirement liability adjustments, net of tax	(53)	(49)	(105)	(98)

Other comprehensive income	36	27	72	55

Comprehensive (loss) income	$(2,300)	$(421)	$(8,668)	$245

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net income	—	—	—	—	—	—	190	190
Other comprehensive income	—	—	—	—	—	55	—	55
Restricted stock awards	—	—	(2,901)	71,003	2,901	—	—	—
Forfeiture of restricted stock awards	—	—	334	(21,623)	(334)	—	—	—
Employee stock settlement	—	—	—	(999)	(14)	—	—	(14)
Stock-based compensation recognized	—	—	371	—	—	—	—	371
Cash dividends	—	—	—	—	—	—	(2,235)	(2,235)

Balance, June 30, 2017	12,731,678	$127	$90,044	(303,365)	$(12,030)	$(8,108)	$185,248	$255,281

Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

Net loss	—	—	—	—	—	—	(8,740)	(8,740)
Other comprehensive income	—	—	—	—	—	72	—	72
Restricted stock awards	—	—	(3,105)	84,182	3,105	—	—	—
Forfeiture of restricted stock awards	—	—	117	(7,991)	(117)	—	—	—
Employee stock settlement	—	—	—	(7,089)	(118)	—	—	(118)
Stock-based compensation recognized	—	—	1,751	—	—	—	—	1,751

Balance, June 30, 2018	12,731,678	$127	$89,110	(267,880)	$(9,685)	$(7,495)	$152,640	$224,697

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(8,740)	$190
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Net proceeds from Shoals transaction	2,655	—
Depreciation and amortization	5,448	4,672
Recognition of deferred income from state and local incentives	(1,110)	(1,109)
Gain on sale of railcars available for lease	38	—
Deferred income taxes	(2,671)	(862)
Stock-based compensation recognized	1,751	371
Other non-cash items, net	(211)	548
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,084)	8,364
Inventories	(11,593)	23,388
Inventory on lease	(32,228)	—
Other assets	(1,697)	141
Accounts and contractual payables	14,619	(5,772)
Accrued payroll and employee benefits	895	(1,255)
Income taxes receivable/payable	684	12,712
Accrued warranty	1,176	(351)
Other liabilities	1,402	(243)
Accrued pension costs and accrued postretirement benefits	(736)	(61)

Net cash flows (used in) provided by operating activities	(48,402)	40,733

Cash flows from investing activities
Purchase of restricted certificates of deposit	(4,400)	(4,668)
Maturity of restricted certificates of deposit	4,668	2,084
Purchase of securities held to maturity	(79,105)	(33,915)
Proceeds from maturity of securities	66,008	3,000
Cost of railcars available for lease	(1,419)	—
Purchase of property, plant and equipment	(476)	(445)
Proceeds from sale of property, plant and equipment and railcars available for lease	600	119
State and local incentives received	—	1,410

Net cash flows used in investing activities	(14,124)	(32,415)

Cash flows from financing activities
Employee stock settlement	(118)	(14)
Cash dividends paid to stockholders	—	(2,235)

Net cash flows used in financing activities	(118)	(2,249)

Net (decrease) increase in cash and cash equivalents	(62,644)	6,069
Cash, cash equivalents and restricted cash equivalents at beginning of period	87,788	96,110

Cash, cash equivalents and restricted cash equivalents at end of period	$25,144	$102,179

Supplemental cash flow information
Interest paid	$34	$43

Income tax refunds received	$487	$11,910

Income tax paid	$5	$85

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2017 year-end balance sheet data was derived from the audited financial statements as of December 31, 2017. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

The following table discloses the amount of net periodic benefit cost reclassified as other income (expense) for the prior periods presented in the condensed consolidated financial statements as a result of the adoption of ASU 2017-07:

	Three months ended June 30, 2017
	As reported	Reclassifications	As adjusted
Cost of sales	$113,344	$84	$113,428
Selling, general and administrative expenses	$5,903	$19	$5,922
Restructuring and impairment charges	$369	$—	$369
Other income (expense)	$81	$103	$184

	Six months ended June 30, 2017
	As reported	Reclassifications	As adjusted
Cost of sales	$242,990	$168	$243,158
Selling, general and administrative expenses	$12,914	$38	$12,952
Restructuring and impairment charges	$2,146	$(420)	$1,726
Other income (expense)	$99	$(214)	$(115)

On January 1, 2018, the Company adopted the changes required under ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, restricted cash and restricted cash equivalents are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents are no longer included in cash flows from investing activities. The Company has applied these changes in presentation retrospectively, which resulted in an increase of $3,360 in the beginning-of-period balance and an increase of $2,474 in net cash flows used in investing activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017. Restricted cash and restricted certificates of deposit are used to collateralize standby letters of credit with respect to performance guarantees and to support the Company’s workers’ compensation insurance claims. Restricted certificates of deposit with original maturities of up to 90 days are considered restricted cash equivalents and are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Cash, cash equivalents and restricted cash equivalents in the Condensed Consolidated Statement of Cash Flows as of December 31, 2017 and June 30, 2018 include only cash and cash equivalents as there are no restricted cash equivalents included in the restricted certificates of deposit balances in the Condensed Consolidated Balance Sheets as of those dates.

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

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. Leases with a term of twelve months or less will be accounted for in a similar manner to existing guidance for operating leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While the Company is still evaluating the impact that ASU 2016-02 will have on its consolidated financial statements, the new standard will reflect a significant increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the balance sheet for facility and equipment leases.

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

Note 4 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Railcar sales	$61,169	$115,399	$140,248	$252,484
Parts sales	3,673	2,606	6,885	4,369
Other sales	2	26	58	80

Revenues from contracts with customers	64,844	118,031	147,191	256,933
Leasing revenues	1,899	641	2,525	1,275

Total revenues	$66,743	$118,672	$149,716	$258,208

The Company generally recognizes revenue at a point in time, as it satisfies a performance obligation, by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer.

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

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of June 30, 2018. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had no material remaining unsatisfied performance obligations as of June 30, 2018 with expected duration of greater than one year.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Manufacturing	$63,051	$116,067	$142,784	$253,807
Corporate and Other	3,692	2,605	6,932	4,401

Consolidated Revenues	$66,743	$118,672	$149,716	$258,208

Operating (Loss) Income:
Manufacturing	$1,708	$2,328	$(2,108)	$9,577
Corporate and Other	(5,254)	(3,375)	(10,030)	(9,205)

Consolidated Operating (Loss) Income	(3,546)	(1,047)	(12,138)	372
Consolidated interest expense and deferred financing costs	(27)	(30)	(59)	(72)
Consolidated other income (expense)	588	184	969	(115)

Consolidated (Loss) Income Before Income Taxes	$(2,985)	$(893)	$(11,228)	$185

Depreciation and Amortization:
Manufacturing	$2,499	$2,150	$4,983	$4,307
Corporate and Other	400	185	465	365

Consolidated Depreciation and Amortization	$2,899	$2,335	$5,448	$4,672

Capital Expenditures:
Manufacturing (1)	$81	$66	$222	$378
Corporate and Other	213	83	254	67

Consolidated Capital Expenditures	$294	$149	$476	$445

(1)	Excluding assets of $17.2 million acquired as part of a business acquisition on February 28, 2018 (see Note 16).

	June 30, 2018	December 31, 2017
Assets:
Manufacturing	$213,495	$136,448
Corporate and Other	102,183	149,195

Total Operating Assets	315,678	285,643
Consolidated income taxes receivable	331	815
Consolidated deferred income taxes, long-term	12,097	9,446
Consolidated income taxes receivable, long-term	1,767	—

Consolidated Assets	$329,873	$295,904

Note 6 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$6,669	$—	$—	$6,669
Restricted certificates of deposit	$5,452	$—	$—	$5,452
Escrow receivable	$—	$—	$1,420	$1,420

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$45,542	$—	$—	$45,542
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,420	$1,420

Non-Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$—	$1,434	$1,434

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $1,470 as of each of June 30, 2018 and December 31, 2017 net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 7 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $56,353 and $42,917 as of June 30, 2018 and December 31, 2017, respectively, consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 8 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30, 2018	December 31, 2017
Work in process	$55,409	$42,460
Finished new railcars	503	85
Parts inventory	4,481	2,747

Total inventories, net	$60,393	$45,292

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $6,263 and $6,160 relating to excess or slow-moving inventory for parts and work in process at June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company had no borrowings under the $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) provided under the Credit Agreement. As of June 30, 2018 and December 31, 2017, the Company had $5,452 in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,548 available for borrowing under the Revolving Credit Facility.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$113	$24	$89
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(70)	(15)	(55)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	2	2

	$47	$11	$36

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$119	$43	$76
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(79)	(28)	(51)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	3	1	2

	$43	$16	$27

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$226	$49	$177
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(140)	(30)	(110)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	8	3	5

	$94	$22	$72

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$238	$85	$153
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(159)	(56)	(103)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	7	2	5

	$86	$31	$55

The components of accumulated other comprehensive loss consist of the following:

	June 30, 2018	December 31, 2017
Unrecognized pension cost, net of tax of $6,072 and $6,120	$(9,530)	$(9,707)
Unrecognized postretirement income, net of tax of $504 and $533	2,035	2,140

	$(7,495)	$(7,567)

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

Total stock-based compensation was $916 and $157 for the three months ended June 30, 2018 and 2017, respectively and $1,751 and $371 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $1,475 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average service period of 24 months. As of June 30, 2018, there was $1,864 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 15 months. As of June 30, 2018, there was $554 of unearned compensation related to time-vested stock options, which will be recognized over the remaining service period of 30 months.

Note 12 – Employee Benefit Plans

The Company has a qualified, defined benefit pension plan that was established to provide benefits to certain employees. The plan is frozen and participants are no longer accruing benefits. Generally, contributions to the plan are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and not more than the maximum amount that can be deducted for federal income tax purposes. The plan assets are held by an independent trustee and consist primarily of equity and fixed income securities.

The Company also provides certain postretirement health care benefits for certain of its salaried retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

Additionally, as a result of the cost reduction program initiated in January 2017, certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans during the six months ended June 30, 2017.

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2018	2017	2018	2017
Interest cost	$428	$446	$855	$892
Expected return on plan assets	(711)	(642)	(1,422)	(1,284)
Amortization of unrecognized net loss	113	119	226	238
Plan curtailment and special termination benefits	—	—	—	270

	$(170)	$(77)	$(341)	$116

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2018	2017	2018	2017
Service cost	$8	$12	$16	$24
Interest cost	45	50	90	100
Amortization of prior service cost	4	3	8	7
Amortization of unrecognized net (gain) loss	(70)	(79)	(140)	(159)
Plan curtailment and special termination benefits	—	—	—	150

	$(13)	$(14)	$(26)	$122

The Company made no contributions to the Company’s defined benefit pension plan for each of the three and six months ended June 30, 2018 and 2017. The Company expects to make no contributions to its pension plan in 2018.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $126 and $139 for the three months ended June 30, 2018 and 2017, respectively, and $351 and $267 for the six months ended June 30, 2018 and 2017, respectively. The Company expects to make $700 in contributions (including contributions already made) to its postretirement benefit plan in 2018 for salaried retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $457 and $317 for the three months ended June 30, 2018 and 2017, respectively, and $887 and $937 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds the minimum targeted levels of employment. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $10,270 as of June 30, 2018.

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

Note 14 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	12,317,546	12,283,746	12,311,810	12,276,689
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	12,317,546	12,283,746	12,311,810	12,276,689

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2018 and 2017, 350,644 and 497,917 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2018 and 2017, 353,124 and 507,628 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 15 – Restructuring and Impairment Charges

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with the Company’s cost reduction program, the Company recorded restructuring charges of $369 during the three months ended June 30, 2017 and $2,146 during the six months ended June 30, 2017. Restructuring and impairment charges for the three months ended June 30, 2017 included non-cash impairment charges of $333 for property, plant and equipment at our idled Danville, Illinois facility. Restructuring and impairment charges for the six months ended June 30, 2017 also included employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits of $1,813. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $0 for the three months ended June 30, 2017 and $420 for the six months ended June 30, 2017 have been reclassified as other income (expense) in the Condensed Consolidated Statement of Operations. There were no restructuring and impairment charges during the three or six months ended June 30, 2018.

Note 16 – Business Acquisition

On February 28, 2018, the Company acquired substantially all of the operating assets at the Shoals facility of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, including their railcar business, and assumed the lease for the facility (the ”Acquisition”). The Company had subleased a portion of the Shoals facility since 2013. As a result of the Acquisition, the Company became the sole tenant of the approximately 2.2 million square-foot facility. Additionally, the Company offered employment opportunities to the majority of Navistar’s approximately 200 employees on site. Under the terms of the Acquisition, the total consideration due to Navistar for the purchase of the operating assets was $20,225. The parties also negotiated a $24,130 lease incentive in favor of the Company in exchange for the Company assuming all remaining contractual lease obligations. Consideration for the acquisition was settled on a net basis and after certain other closing payments resulted in a payment of $2,655 from Navistar to the Company. The $24,130 lease incentive is included in deferred rent, current and deferred rent, long-term in the Company’s Condensed Consolidated Balance Sheet and will be amortized over the remaining lease term as a reduction of rent expense. The Company incurred acquisition costs of approximately $400, which were primarily legal fees that were expensed as incurred.

The purchase price allocation is as follows:

Inventories	$3,611
Other current assets	95
Property, plant and equipment, net	17,169
Accounts and contractual payables	(650)

$20,225

The purchase price equaled the estimated fair value of the net assets acquired (fair value hierarchy level 3) and, therefore, no goodwill or bargain purchase was recorded. Substantially all of Navistar’s operations at the Shoals facility were in support of the Company’s activities. Therefore, it is impracticable to determine the amount of operating profit attributable to the acquired business included in the Company’s results of operations since the acquisition date as the Company has integrated the acquired business with its ongoing operations. Also, the proforma financial information for the Company’s historical business and the assets acquired was impracticable to calculate as a result of various service, cost sharing and sublease agreements that were in place at the Shoals facility with Navistar.

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”), Danville, Illinois and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings.    On February 28, 2018, we acquired substantially all of the operating assets at the Shoals facility of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, including their railcar business, and assumed the lease for the facility (the “Acquisition”). Our Roanoke facility has the capacity to build a variety of railcar types in a cost-effective manner and will continue to support our coal car products as market conditions improve. Our Danville facility was idled for railcar production effective March 31, 2017.

Total orders for railcars in the second quarter of 2018 were 1,450 units, all of which were new railcars, compared to orders for 1,520 units, consisting of 1,020 new railcars and 500 leased railcars, in the second quarter of 2017. Total backlog of unfilled orders was 2,319 units at June 30, 2018, compared to 2,392 units at December 31, 2017. The estimated sales value of the backlog was $190 million and $181 million, respectively, as of June 30, 2018 and December 31, 2017.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues

Our consolidated revenues for the three months ended June 30, 2018 were $66.7 million compared to $118.7 million for the three months ended June 30, 2017. Manufacturing segment revenues for the three months ended June 30, 2018 were $63.1 million compared to $116.1 million for the three months ended June 30, 2017. Railcar deliveries totaled 1,185 units, consisting of 368 new railcars, 303 leased railcars and 514 rebuilt railcars, for the second quarter of 2018, compared to 1,096 units, all of which were new railcars, in the second quarter of 2017. The decrease in Manufacturing segment revenues for the 2018 period compared to the 2017 period reflects a decrease in the number of railcars delivered to third parties, a lower average selling price for new railcars delivered and a high percentage of rebuilt railcars with lower average selling prices than new railcars delivered in the 2018 period. Corporate and Other revenues for the three months ended June 30, 2018 were $3.7 million compared to $2.6 million for the three months ended June 30, 2017, reflecting higher parts sales.

Gross Profit

Our consolidated gross profit margin was 7.3% for the three months ended June 30, 2018 compared to 4.4% for the three months ended June 30, 2017. The increase in our consolidated gross profit margin was due to a favorable mix of railcars delivered, increased gross profit from leased railcars and certain cost savings initiatives implemented in 2018. Our consolidated gross profit for the three months ended June 30, 2018 was $4.8 million compared to $5.2 million for the three months ended June 30, 2017. The decline in the number of railcars sold to third parties contributed a $2.1 million decrease in gross profit, which was partially offset by a more favorable sales mix of railcars and cost savings that contributed $1.5 million of additional gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2018 were $8.4 million compared to $5.9 million for the three months ended June 30, 2017. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2018 were $2.1 million compared to $1.6 million for the three months ended June 30, 2017 primarily due to higher allocated costs of $0.2 million and higher professional fees of $0.1 million. Corporate and Other selling, general and administrative expenses were $6.3 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017. Corporate and Other selling, general and administrative expenses for the three months ended June 30, 2018 included increases due to a $0.8 million provision for incentive compensation, increases in stock-based compensation of $0.7 million and increases in salaries and wages of $0.3 million.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the three months ended June 30, 2018. In the first quarter of 2017, in response to lower order trends in the industry, we announced reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. We recorded restructuring and impairment charges of $0.4 million during the three months ended June 30, 2017, which consisted primarily of non-cash impairment charges for property, plant and equipment at our idled Danville, Illinois facility.

Operating (Loss) Income

Our consolidated operating loss for the three months ended June 30, 2018 was $3.5 million compared to operating loss of $1.0 million for the three months ended June 30, 2017. Operating income for the Manufacturing segment was $1.7 million for the three months ended June 30, 2018 compared to operating income of $2.3 million for the three months ended June 30, 2017 reflecting the decrease in Manufacturing segment gross profit and the increase in selling, general and administrative expenses described above, which were partially offset by the decrease in Manufacturing segment restructuring and impairment charges of $0.4 million. Corporate and Other operating loss was $5.3 million for the three months ended June 30, 2018 compared to an operating loss of $3.4 million for the three months ended June 30, 2017. The increase in Corporate and Other operating loss was primarily due to the previously described increases in employee costs, which were partially offset by an increase in Corporate and Other gross profit.

Income Taxes

Our income tax benefit was $0.6 million for the three months ended June 30, 2018 compared to an income tax benefit of $0.4 million for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was 21.7% compared to 49.9% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily due to the impact of the U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate from 35% to 21%.

Net (Loss) Income

As a result of the foregoing, our net loss was $2.3 million for the three months ended June 30, 2018 compared to net loss of $0.4 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, our diluted net loss per share was $0.19 compared to diluted net loss per share of $0.04 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues

Our consolidated revenues for the six months ended June 30, 2018 were $149.7 million compared to $258.2 million for the six months ended June 30, 2017. Manufacturing segment revenues for the six months ended June 30, 2018 were $142.8 million compared to $253.8 million for the six months ended June 30, 2017. Railcar deliveries totaled 2,279 units, consisting of 1,259 new railcars, 425 leased railcars and 595 rebuilt railcars, for the six months ended June 30, 2018, compared to 2,621 units, all of which were new railcars, for the six months ended June 30, 2017. The decrease in Manufacturing segment revenues for the 2018 period compared to the 2017 period reflects a decrease in the number of railcars delivered to third parties, a lower average selling price for new railcars delivered and a high percentage of rebuilt railcars with lower average selling prices than new railcars delivered in the 2018 period. Corporate and Other revenues for the six months ended June 30, 2018 were $6.9 million compared to $4.4 million for the six months ended June 30, 2017, reflecting higher parts sales.

Gross Profit

Our consolidated gross profit margin was 2.8% for the six months ended June 30, 2018 compared to 5.8% for the six months ended June 30, 2017. Our consolidated gross profit for the six months ended June 30, 2018 was $4.2 million compared to gross profit of $15.1 million for the six months ended June 30, 2017, reflecting decreases in gross profit from our Manufacturing segment of $11.7 million, which were partially offset by the increase in gross profit from Corporate and Other of $0.9 million. The decline in railcar deliveries contributed a $7.1 million decrease in gross profit in our Manufacturing segment and an unfavorable product mix of lower-margin railcars and higher production inefficiencies contributed another $4.6 million decrease in Manufacturing segment gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2018 were $16.4 million compared to $13.0 million for the six months ended June 30, 2017. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2018 were $4.1 million compared to $3.3 million for the six months ended June 30, 2017 primarily due to increases in third-party sales commissions of $0.2 million, professional fees of $0.2 million, allocated costs of $0.2 million and salaries and wages of $0.1 million. Corporate and Other selling, general and administrative expenses were $12.2 million for the six months ended June 30, 2018 compared to $9.6 million for the six months ended June 30, 2017. Corporate and Other selling, general and administrative expenses for the six months ended June 30, 2018 included increases due to a $1.3 million provision for incentive compensation, increases in stock-based compensation of $1.2 million and increases in salaries and wages of $0.2 million. Corporate and Other selling, general and administrative expenses for the six months ended June 30, 2018 included decreases in research and development costs of $0.2 million and a decrease in legal fees of $0.4 million. The decrease in legal fees was primarily due to the settlement of patent litigation during the fourth quarter of 2017.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the six months ended June 30, 2018. In connection with our cost reduction program, we recorded restructuring charges of $1.8 million during the six months ended June 30, 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the six months ended June 30, 2017, we recorded non-cash impairment charges of $0.3 million for property, plant and equipment at our idled Danville, Illinois manufacturing facility. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $0.4 million for the six months ended June 30, 2017 have been reclassified as other income (expense) in the Condensed Consolidated Statement of Operations.

Operating (Loss) Income

Our consolidated operating loss for the six months ended June 30, 2018 was $12.1 million compared to operating income of $0.4 million for the six months ended June 30, 2017. Operating loss for the Manufacturing segment was $2.1 million for the six months ended June 30, 2018 compared to operating income of $9.6 million for the six months ended June 30, 2017 reflecting the decrease in Manufacturing segment gross profit and the increase in selling, general and administrative expenses described above, which were partially offset by the decrease in Manufacturing segment restructuring and impairment charges of $0.9 million. Corporate and Other operating loss was $10.0 million for the six months ended June 30, 2018 compared to an operating loss of $9.2 million for the six months ended June 30, 2017 primarily due to the $1.3 million provision for incentive compensation and increases in stock-based compensation of $1.2 million, which were partially offset by the decrease in restructuring and impairment charges of $0.9 million and the increase in gross profit of $0.9 million.

Income Taxes

Our income tax benefit was $2.5 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2018 was 22.2% compared to (2.8)% for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 reflects the impact of the U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate from 35% to 21%. Our effective tax rate for the six months ended June 30, 2017 reflects the impact of a change in the statutory federal income tax rate for a prior period as a result of a net operating loss carryback claim filed during 2017, partially offset by the impact of interest and penalties related to uncertain tax positions.

Net (Loss) Income

As a result of the foregoing, our net loss was $8.7 million for the six months ended June 30, 2018 compared to net income of $0.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, our diluted net loss per share was $0.70 compared to diluted earnings per share of $0.02 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2018 and 2017, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

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

As of June 30, 2018 and December 31, 2017, we had no borrowings under the $50 million senior secured revolving credit facility (the “Revolving Credit Facility”) provided under the Credit Agreement. As of June 30, 2018 and December 31, 2017, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit

Our restricted certificates of deposit balance was $5.5 million as of June 30, 2018 and $5.7 million as of December 31, 2017, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of June 30, 2018 are scheduled to expire at various dates through January 28, 2019. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$75,698	$18,683	$38,009	$14,322	$4,684

The above table excludes $0.2 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at June 30, 2018 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plan and postretirement welfare plans.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(48,402)	$40,733
Investing activities	(14,124)	(32,415)
Financing activities	(118)	(2,249)

Total	$(62,644)	$6,069

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

Our net cash used in operating activities for the six months ended June 30, 2018 was $48.4 million compared to net cash provided by operating activities of $40.7 million for the six months ended June 30, 2017. Our net cash used in operating activities for the six months ended June 30, 2018 reflects changes in working capital, including a $32.2 million increase in inventory on lease, a $18.1 million increase in accounts receivable and a $11.6 million increase in inventory. Our net cash provided by operating activities for the six months ended June 30, 2017 reflects receipt of a federal income tax refund related to a net operating loss carryback of $11.9 million and decreases in working capital, including a $23.4 million decrease in inventory.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 was $14.1 million and primarily represented the $12.8 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities) and the $1.4 million cost of railcars on operating leases. Net cash used in investing activities for the six months ended June 30, 2017 was $32.4 million and primarily represented the $33.5 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities), which was partially offset by $1.4 million of state and local incentives received.

Financing Activities. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2018 compared to $2.2 million for the six months ended June 30, 2017, reflecting the suspension of our quarterly cash dividend to our stockholders in November 2017.

Capital Expenditures

Our capital expenditures were $0.5 million in the six months ended June 30, 2018 compared to $0.4 million in the six months ended June 30, 2017. During the six months ended June 30, 2018, we also acquired $17.2 million of equipment as part of the net settlement of our acquisition of Navistar’s business at our Shoals facility. Excluding unforeseen expenditures, management anticipates that total capital expenditures for 2018 will be between $2.5 million and $3.0 million, including amounts already paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of June 30, 2018, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit Facility.

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

Date: August 2, 2018	FREIGHTCAR AMERICA, INC.

	By:	/S/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/S/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document