Form 10-Q
period 2018-09-30
FreightCar America, Inc.
filed 2018-11-01
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of October 29, 2018, there were 12,461,648 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except for share and per share data)
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$32,876	$87,788
Restricted certificates of deposit	5,452	5,720
Marketable securities	27,262	42,917
Accounts receivable, net of allowance for doubtful accounts of $111 and $56, respectively	38,886	7,581
Inventories, net	62,693	45,292
Inventory on lease	37,778	5,550
Other current assets	5,453	5,099

Total current assets	210,400	199,947
Property, plant and equipment, net	47,273	38,253
Railcars available for lease, net	27,903	23,434
Goodwill	21,521	21,521
Deferred income taxes, net	14,256	9,446
Other long-term assets	3,150	3,303

Total assets	$324,503	$295,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$42,498	$23,329
Accrued payroll and other employee costs	1,360	1,809
Reserve for workers’ compensation	3,616	3,394
Accrued warranty	9,526	8,062
Customer deposits	3,000	362
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	6,466	178
Other current liabilities	1,273	964

Total current liabilities	69,958	40,317
Accrued pension costs	4,914	5,763
Accrued postretirement benefits, less current portion	5,294	5,556
Deferred income state and local incentives, long-term	7,496	9,161
Deferred rent, long-term	17,114	2,988
Accrued taxes and other long-term liabilities	405	387

Total liabilities	105,181	64,172

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2018 and December 31, 2017	127	127
Additional paid in capital	89,854	90,347
Treasury stock, at cost, 268,030 and 336,982 shares at September 30, 2018 and December 31, 2017, respectively	(9,668)	(12,555)
Accumulated other comprehensive loss	(7,459)	(7,567)
Retained earnings	146,468	161,380

Total stockholders’ equity	219,322	231,732

Total liabilities and stockholders’ equity	$324,503	$295,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except for share and per share data)
Revenues	$78,968	$72,025	$228,684	$330,233
Cost of sales	82,806	79,947	228,279	323,104

Gross (loss) profit	(3,838)	(7,922)	405	7,129
Selling, general and administrative expenses	5,448	10,734	21,829	23,686
Gain on sale of facility	(573)	—	(573)	—
Restructuring and impairment charges	—	59	—	1,785

Operating loss	(8,713)	(18,715)	(20,851)	(18,342)
Interest expense and deferred financing costs	(26)	(27)	(85)	(99)
Other income	452	335	1,421	219

Loss before income taxes	(8,287)	(18,407)	(19,515)	(18,222)
Income tax benefit	(2,115)	(6,793)	(4,603)	(6,798)

Net loss	$(6,172)	$(11,614)	$(14,912)	$(11,424)

Net loss per common share – basic	$(0.50)	$(0.94)	$(1.20)	$(0.92)

Net loss per common share – diluted	$(0.50)	$(0.94)	$(1.20)	$(0.92)

Weighted average common shares outstanding – basic	12,325,718	12,293,998	12,316,497	12,282,522

Weighted average common shares outstanding – diluted	12,325,718	12,293,998	12,316,497	12,282,522

Dividends declared per common share	$—	$0.09	$—	$0.27

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net loss	$(6,172)	$(11,614)	$(14,912)	$(11,424)

Other comprehensive income:
Pension liability adjustments, net of tax	89	77	265	230
Postretirement liability adjustments, net of tax	(53)	(49)	(157)	(147)

Other comprehensive income	36	28	108	83

Comprehensive loss	$(6,136)	$(11,586)	$(14,804)	$(11,341)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, December 31, 2016	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914

Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net loss	—	—	—	—	—	—	(11,424)	(11,424)
Other comprehensive income	—	—	—	—	—	83	—	83
Restricted stock awards	—	—	(2,929)	71,753	2,929	—	—	—
Forfeiture of restricted stock awards	—	—	877	(54,675)	(877)	—	—	—
Employee stock settlement	—	—	—	(1,273)	(19)	—	—	(19)
Stock-based compensation recognized	—	—	566	—	—	—	—	566
Cash dividends	—	—	—	—	—	—	(3,351)	(3,351)

Balance, September 30, 2017	12,731,678	$127	$90,754	(335,941)	$(12,550)	$(8,080)	$172,518	$242,769

Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

Net loss	—	—	—	—	—	—	(14,912)	(14,912)
Other comprehensive income	—	—	—	—	—	108	—	108
Restricted stock awards	—	—	(3,141)	85,182	3,141	—	—	—
Forfeiture of restricted stock awards	—	—	137	(9,141)	(137)	—	—	—
Employee stock settlement	—	—	—	(7,089)	(117)	—	—	(117)
Stock-based compensation recognized	—	—	2,511	—	—	—	—	2,511

Balance, September 30, 2018	12,731,678	$127	$89,854	(268,030)	$(9,668)	$(7,459)	$146,468	$219,322

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(14,912)	$(11,424)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Net proceeds from Shoals transaction	2,655	—
Depreciation and amortization	8,341	7,021
Recognition of deferred income from state and local incentives	(1,665)	(1,664)
Gain on sale of facility	(573)	—
Deferred income taxes	(4,840)	(7,489)
Stock-based compensation recognized	2,511	566
Other non-cash items, net	313	610
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,305)	6,699
Inventories	(14,465)	27,074
Inventory on lease	(32,228)	—
Other assets	406	1,795
Accounts and contractual payables	18,159	(2,424)
Accrued payroll and employee benefits	(449)	(955)
Income taxes receivable/payable	814	12,566
Accrued warranty	1,464	(444)
Other liabilities	(604)	(727)
Accrued pension costs and accrued postretirement benefits	(1,003)	(288)

Net cash flows (used in) provided by operating activities	(67,381)	30,916

Cash flows from investing activities
Purchase of restricted certificates of deposit	(4,952)	(6,106)
Maturity of restricted certificates of deposit	5,220	2,636
Purchase of securities held to maturity	(101,356)	(63,895)
Proceeds from maturity of securities	117,442	13,000
Cost of railcars available for lease	(5,119)	—
Purchase of property, plant and equipment	(1,107)	(613)
Proceeds from sale of property, plant and equipment and railcars available for lease	2,458	119
State and local incentives received	—	1,410

Net cash flows provided by (used in) investing activities	12,586	(53,449)

Cash flows from financing activities
Employee stock settlement	(117)	(19)
Cash dividends paid to stockholders	—	(3,351)

Net cash flows used in financing activities	(117)	(3,370)

Net decrease in cash and cash equivalents	(54,912)	(25,903)
Cash, cash equivalents and restricted cash equivalents at beginning of period	87,788	96,110

Cash, cash equivalents and restricted cash equivalents at end of period	$32,876	$70,207

Supplemental cash flow information
Interest paid	$51	$55

Income tax refunds received	$552	$11,929

Income tax paid	$5	$100

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2017 year-end balance sheet data was derived from the audited financial statements as of December 31, 2017. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Note 3 – Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for defined benefit and other postretirement plans. ASU 2018-14 eliminates certain disclosures related to accumulated other comprehensive income, plan assets, related parties and the effects of interest rate basis point changes on assumed health care costs, and adds disclosures to address significant gains and losses related to changes in benefit obligations. ASU 2018-14 also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Adoption on a retrospective basis for all periods presented is required. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the recent U.S. tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

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

The following table discloses the amount of net periodic benefit cost reclassified as other income for the prior periods presented in the condensed consolidated financial statements as a result of the adoption of ASU 2017-07:

	Three months ended September 30, 2017
	As reported	Reclassifications	As adjusted
Cost of sales	$79,863	$84	$79,947
Selling, general and administrative expenses	$10,715	$19	$10,734
Other income	$232	$103	$335

	Nine months ended September 30, 2017
	As reported	Reclassifications	As adjusted
Cost of sales	$322,853	$251	$323,104
Selling, general and administrative expenses	$23,629	$57	$23,686
Restructuring and impairment charges	$2,205	$(420)	$1,785
Other income	$331	$(112)	$219

On January 1, 2018, the Company adopted the changes required under ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, restricted cash and restricted cash equivalents are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents are no longer included in cash flows from investing activities. The Company has applied these changes in presentation retrospectively, which resulted in an increase of $3,360 in the beginning-of-period balance and an increase of $3,360 in net cash flows used in investing activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. Restricted cash and restricted certificates of deposit are used to collateralize standby letters of credit with respect to performance guarantees and to support the Company’s workers’ compensation insurance claims. Restricted certificates of deposit with original maturities of up to 90 days are considered restricted cash equivalents and are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Cash, cash equivalents and restricted cash equivalents in the Condensed Consolidated Statement of Cash Flows as of December 31, 2017 and September 30, 2018 include only cash and cash equivalents as there are no restricted cash equivalents included in the restricted certificates of deposit balances in the Condensed Consolidated Balance Sheets as of those dates.

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

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. Leases with a term of twelve months or less will be accounted for in a similar manner to existing guidance for operating leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. While the Company is still evaluating the impact that ASU 2016-02 will have on its consolidated financial statements, the new standard will reflect a material increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the balance sheet for facility and equipment leases. The new standard will also require significant new disclosures about our leasing arrangements.

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

Note 4 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Railcar sales	$73,540	$69,309	$213,788	$321,793
Parts sales	3,745	2,180	10,630	6,549
Other sales	2	25	60	105

Revenues from contracts with customers	77,287	71,514	224,478	328,447
Leasing revenues	1,681	511	4,206	1,786

Total revenues	$78,968	$72,025	$228,684	$330,233

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

The Company provides warranties in connection with the sale of new and rebuilt railcars. Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars will be free from defects in material and workmanship under normal use and service identified for a period of up to seven years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. With respect to parts and materials manufactured by others and incorporated by the Company in its products, such parts and materials may be covered by the warranty provided by the original manufacturer. The Company does not provide its customers the option to purchase additional warranties and, therefore, the Company’s warranties are not considered a separate service or performance obligation.

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

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of September 30, 2018. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had no material remaining unsatisfied performance obligations as of September 30, 2018 with expected duration of greater than one year.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Manufacturing	$75,162	$69,842	$217,946	$323,649
Corporate and Other	3,806	2,183	10,738	6,584

Consolidated Revenues	$78,968	$72,025	$228,684	$330,233

Operating Loss:
Manufacturing	$(5,906)	$(10,028)	$(8,014)	$(451)
Corporate and Other	(2,807)	(8,687)	(12,837)	(17,891)

Consolidated Operating Loss	(8,713)	(18,715)	(20,851)	(18,342)
Consolidated interest expense and deferred financing costs	(26)	(27)	(85)	(99)
Consolidated other income (expense)	452	335	1,421	219

Consolidated Loss Before Income Taxes	$(8,287)	$(18,407)	$(19,515)	$(18,222)

Depreciation and Amortization:
Manufacturing	$2,759	$2,170	$7,740	$6,477
Corporate and Other	135	179	601	544

Consolidated Depreciation and Amortization	$2,894	$2,349	$8,341	$7,021

Capital Expenditures:
Manufacturing (1)	$564	$141	$789	$519
Corporate and Other	64	27	318	94

Consolidated Capital Expenditures	$628	$168	$1,107	$613

(1)	Excluding assets of $17.2 million acquired as part of a business acquisition on February 28, 2018 (see Note 17).

	September 30, 2018	December 31, 2017
Assets:
Manufacturing	$228,634	$136,448
Corporate and Other	79,608	149,195

Total Operating Assets	308,242	285,643
Consolidated income taxes receivable	238	815
Consolidated deferred income taxes, long-term	14,256	9,446
Consolidated income taxes receivable, long-term	1,767	—

Consolidated Assets	$324,503	$295,904

Note 6 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

	As of September 30, 2018
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$17,883	$—	$—	$17,883
Restricted certificates of deposit	$5,452	$—	$—	$5,452
Escrow receivable	$—	$—	$930	$930

	As of December 31, 2017
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$45,542	$—	$—	$45,542
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,420	$1,420

	As of December 31, 2017
Non-Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$—	$1,434	$1,434

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 and $1,470 as of September 30, 2018 and December 31, 2017, respectively, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 7 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $27,262 and $42,917 as of September 30, 2018 and December 31, 2017, respectively, consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 8 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30, 2018	December 31, 2017
Work in process	$57,952	$42,460
Finished new railcars	—	85
Parts inventory	4,741	2,747

Total inventories, net	$62,693	$45,292

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $6,835 and $6,160 relating to excess or slow-moving inventory for parts and work in process at September 30, 2018 and December 31, 2017, respectively.

Note 9 – Goodwill

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2018, the Company performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value as of the testing date. Management determined the fair value of the Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting.

Fair value calculations using the income approach contain significant judgments and estimates with respect to a variety of factors that will significantly impact the future performance of the business, including: future railcar volume projections based on expected railcar demand; estimated margins on railcar sales; estimated growth rate for selling, general and administrative costs; future effective tax rate for the Company; and weighted-average cost of capital (“WACC”). Management estimated a WACC of 13% for the Company’s August 1, 2018 goodwill impairment valuation analysis.

In addition to estimating the fair value of the Company’s Manufacturing reporting unit using the discounted cash flow method in the base case scenario, the Company also estimated the fair value of its Manufacturing reporting unit using the discounted cash flow method for alternate scenarios. From a sensitivity perspective, the estimated fair value of the net assets in the Company’s Manufacturing reporting unit exceeded the carrying value even if the WACC used in the discounted cash flow method was increased by one hundred basis points or the terminal growth rate was decreased by one hundred basis points. If market conditions further deteriorate or the performance of the Manufacturing reporting unit is worse than projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of September 30, 2018, the total goodwill balance of the Manufacturing reporting unit was $21,521.

Note 10 – Revolving Credit Facility

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

As of September 30, 2018 and December 31, 2017, the Company had no borrowings under the $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) provided under the Credit Agreement. As of September 30, 2018 and December 31, 2017, the Company had $5,452 in outstanding letters of credit under the Revolving Credit Facility and therefore had $44,548 available for borrowing under the Revolving Credit Facility.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$112	$23	$89
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(70)	(14)	(56)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	1	3

	$46	$10	$36

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$119	$42	$77
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(79)	(28)	(51)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	2	2

	$44	$16	$28

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$338	$73	$265
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(210)	(45)	(165)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	12	4	8

	$140	$32	$108

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2017
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$357	$127	$230
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(238)	(84)	(154)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	11	4	7

	$130	$47	$83

The components of accumulated other comprehensive loss consist of the following:

	September 30, 2018	December 31, 2017
Unrecognized pension cost, net of tax of $6,047 and $6,120	$(9,442)	$(9,707)
Unrecognized postretirement income, net of tax of $490 and $533	1,983	2,140

	$(7,459)	$(7,567)

Note 12 – Stock-Based Compensation

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

Total stock-based compensation was $760 and $195 for the three months ended September 30, 2018 and 2017, respectively and $2,511 and $566 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $1,245 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average service period of 22 months. As of September 30, 2018, there was $1,390 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 13 months. As of September 30, 2018, there was $499 of unearned compensation related to time-vested stock options, which will be recognized over the remaining service period of 27 months.

Note 13 – Employee Benefit Plans

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

Additionally, as a result of the cost reduction program initiated in January 2017, certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans during the nine months ended September 30, 2017.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension Benefits
Interest cost	$428	$446	$1,283	$1,338
Expected return on plan assets	(711)	(642)	(2,133)	(1,926)
Amortization of unrecognized net loss	112	119	338	357
Plan curtailment and special termination benefits	—	—	—	270

	$(171)	$(77)	$(512)	$39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Postretirement Benefit Plan
Service cost	$8	$13	$24	$37
Interest cost	46	51	138	151
Amortization of prior service cost	4	4	12	11
Amortization of unrecognized net (gain) loss	(70)	(79)	(210)	(238)
Plan curtailment and special termination benefits	—	—	—	150

	$(12)	$(11)	$(36)	$111

The Company made no contributions to the Company’s defined benefit pension plan for each of the three and nine months ended September 30, 2018 and 2017. The Company expects to make no contributions to its pension plan in 2018.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $74 and $122 for the three months ended September 30, 2018 and 2017, respectively, and $426 and $389 for the nine months ended September 30, 2018 and 2017, respectively. The Company expects to make $570 in contributions (including contributions already made) to its postretirement benefit plan in 2018 for salaried retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $329 and $243 for the three months ended September 30, 2018 and 2017, respectively, and $1,216 and $1,180 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds the minimum targeted levels of employment. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $9,715 as of September 30, 2018.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	12,325,718	12,293,998	12,316,497	12,282,522
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	12,325,718	12,293,998	12,316,497	12,282,522

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2018 and 2017, 346,948 and 443,668 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2018 and 2017, 351,042 and 486,074 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 16 – Restructuring and Impairment Charges

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. In connection with the Company’s cost reduction program, the Company recorded restructuring charges of $59 during the three months ended September 30, 2017 and $2,205 during the nine months ended September 30, 2017. Restructuring and impairment charges for the nine months ended September 30, 2017 included employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits of $1,872 and non-cash impairment charges of $333 for property, plant and equipment at our idled Danville, Illinois facility. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $0 for the three months ended September 30, 2017 and $420 for the nine months ended September 30, 2017 have been reclassified as other income (expense) in the Condensed Consolidated Statement of Operations. There were no restructuring and impairment charges during the three or nine months ended September 30, 2018.

Note 17 – Business Acquisition

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

$20,225

The purchase price equaled the estimated fair value of the net assets acquired (fair value hierarchy level 3) and, therefore, no goodwill or bargain purchase was recorded. Substantially all of Navistar’s operations at the Shoals facility were in support of the Company’s activities. Therefore, it is impracticable to determine the amount of operating profit attributable to the acquired business included in the Company’s results of operations since the acquisition date as the Company has integrated the acquired business with its ongoing operations. Also, the pro forma financial information for the Company’s historical business and the assets acquired was impracticable to calculate as a result of various service, cost sharing and sublease agreements that were in place at the Shoals facility with Navistar.

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”) and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. On February 28, 2018, we acquired substantially all of the operating assets at the Shoals facility of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, including their railcar business, and assumed the lease for the facility (the “Acquisition”). Our Roanoke facility has the capacity to build a variety of railcar types in a cost-effective manner and will continue to support our coal car products as market conditions improve. Our former Danville facility was idled for railcar production effective March 31, 2017 and sold in August 2018.

Total orders for railcars in the third quarter of 2018 were 480 units, all of which were new railcars, compared to orders for 920 units, consisting of 260 new railcars and 660 leased railcars, in the third quarter of 2017. Total backlog of unfilled orders was 1,911 units at September 30, 2018, compared to 2,392 units at December 31, 2017. The estimated sales value of the backlog was $167 million and $181 million, respectively, as of September 30, 2018 and December 31, 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues

Our consolidated revenues for the three months ended September 30, 2018 were $79.0 million compared to $72.0 million for the three months ended September 30, 2017. Manufacturing segment revenues for the three months ended September 30, 2018 were $75.2 million compared to $69.8 million for the three months ended September 30, 2017. Railcar deliveries totaled 888 units, consisting of 498 new railcars and 390 rebuilt railcars, for the third quarter of 2018, compared to 829 units, all of which were new railcars, in the third quarter of 2017. The increase in Manufacturing segment revenues for the 2018 period compared to the 2017 period reflects an increase in the number of railcars delivered and a higher average selling price for new railcars delivered. Corporate and Other revenues for the three months ended September 30, 2018 were $3.8 million compared to $2.2 million for the three months ended September 30, 2017, reflecting higher parts sales.

Gross (Loss) Profit

Our consolidated gross profit margin was (4.9)% for the three months ended September 30, 2018 compared to (11.0)% for the three months ended September 30, 2017. The improvement in our consolidated gross profit margin was due to a more favorable mix of railcars delivered, increased gross profit from leased railcars and certain cost improvements, offset by higher steel costs. Our consolidated gross loss for the three months ended September 30, 2018 was $3.8 million compared to a gross loss of $7.9 million for the three months ended September 30, 2017. Manufacturing segment gross loss for the three months ended September 30, 2018 was $4.5 million compared to a gross loss of $8.7 million for the three months ended September 30, 2017. A favorable product mix, efficiency and certain cost improvements, offset by higher steel costs, contributed a net $4.2 million decrease in Manufacturing segment gross loss.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2018 were $5.4 million compared to $10.7 million for the three months ended September 30, 2017. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2018 were $2.0 million compared to $1.3 million for the three months ended September 30, 2017 primarily due to higher allocated costs of $0.4 million and higher salaries and wages of $0.2 million. Corporate and Other selling, general and administrative expenses were $3.5 million for the three months ended September 30, 2018 compared to $9.4 million for the three months ended September 30, 2017. The reduction in Corporate and Other selling, general and administrative expenses for the three months ended September 30, 2018 were attributable to a $1.4 million reduction in incentive compensation and non-recurring expenses of $2.9 million for a provision for a contingent liability and $1.2 million for costs associated with the change in our Chief Executive Officer position recorded during the three months ended September 30, 2017.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the three months ended September 30, 2018. In the first quarter of 2017, in response to lower order trends in the industry, we announced reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. We recorded restructuring and impairment charges of $0.1 million during the three months ended September 30, 2017 related to these actions.

Operating Loss

Our consolidated operating loss for the three months ended September 30, 2018 was $8.7 million compared to operating loss of $18.7 million for the three months ended September 30, 2017. Operating loss for the Manufacturing segment was $5.9 million for the three months ended September 30, 2018 compared to operating loss of $10.0 million for the three months ended September 30, 2017 reflecting the improvement in Manufacturing segment gross loss described above and the decrease in restructuring and impairment charges of $0.1 million, which were partially offset by the increase in Manufacturing segment selling, general and administrative expenses of $0.7 million. Corporate and Other operating loss was $2.8 million for the three months ended September 30, 2018 compared to an operating loss of $8.7 million for the three months ended September 30, 2017. The decrease in Corporate and Other operating loss was primarily due to the previously described decreases in incentive compensation, provision for a contingent liability and costs associated with the change in our Chief Executive Officer position.

Income Taxes

Our income tax benefit was $2.1 million for the three months ended September 30, 2018 compared to $6.8 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018 was 25.5% compared to 36.9% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily due to the impact of the U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate from 35% to 21%.

Net Loss

As a result of the foregoing, our net loss was $6.2 million for the three months ended September 30, 2018 compared to net loss of $11.6 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, our diluted net loss per share was $0.50 compared to diluted net loss per share of $0.94 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues

Our consolidated revenues for the nine months ended September 30, 2018 were $228.7 million compared to $330.2 million for the nine months ended September 30, 2017. Manufacturing segment revenues for the nine months ended September 30, 2018 were $217.9 million compared to $323.6 million for the nine months ended September 30, 2017. Railcar deliveries totaled 3,167 units, consisting of 1,757 new railcars, 425 leased railcars and 985 rebuilt railcars, for the nine months ended September 30, 2018, compared to 3,450 units, all of which were new railcars, for the nine months ended September 30, 2017. The decrease in Manufacturing segment revenues for the 2018 period compared to the 2017 period reflects a decrease in the number of railcars delivered to third parties, a lower average selling price for new railcars delivered and a high percentage of rebuilt railcars with lower average selling prices than new railcars delivered in the 2018 period. Corporate and Other revenues for the nine months ended September 30, 2018 were $10.7 million compared to $6.6 million for the nine months ended September 2017, reflecting higher parts sales.

Gross Profit

Our consolidated gross profit margin was 0.2% for the nine months ended September 30, 2018 compared to 2.2% for the nine months ended September 30, 2017. Our consolidated gross profit for the nine months ended September 30, 2018 was $0.4 million compared to gross profit of $7.1 million for the nine months ended September 30, 2017, reflecting decreases in gross profit from our Manufacturing segment of $7.5 million, which were partially offset by the increase in gross profit from Corporate and Other of $0.8 million. The decline in railcar deliveries contributed a $4.6 million decrease in gross profit in our Manufacturing segment and higher production inefficiencies, higher steel costs and product warranty costs contributed to the remaining $2.9 million decrease in Manufacturing segment gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2018 were $21.8 million compared to $23.7 million for the nine months ended September 30, 2017. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2018 were $6.1 million compared to $4.6 million for the nine months ended September 30, 2017 primarily due to higher allocated costs of $0.6 million, higher salaries and wages of $0.3 million, increases in third-party sales commissions of $0.2 million and increases in professional fees of $0.2 million. Corporate and Other selling, general and administrative expenses were $15.7 million for the nine months ended September 30, 2018 compared to $19.1 million for the nine months ended September 30, 2017. Corporate and Other selling, general and administrative expenses for the nine months ended September 30, 2018 included decreases due to a $2.9 million provision for a contingent liability and $1.2 million in costs associated with the change in our Chief Executive Officer position recorded during the nine months ended September 30, 2017 as well as a decrease in legal fees of $1.2 million, which were partially offset by increases in stock-based compensation of $1.8 million. The decrease in legal fees was primarily due to the settlement of patent litigation during the fourth quarter of 2017.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the nine months ended September 30, 2018. In connection with our cost reduction program, we recorded restructuring charges of $1.9 million during the nine months ended September 30, 2017. These charges consisted primarily of employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits. During the nine months ended September 30, 2017, we recorded non-cash impairment charges of $0.3 million for property, plant and equipment at our idled Danville, Illinois manufacturing facility. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $0.4 million for the nine months ended September 30, 2017 have been reclassified as other income (expense) in the Condensed Consolidated Statement of Operations.

Operating Loss

Our consolidated operating loss for the nine months ended September 30, 2018 was $20.9 million compared to operating loss of $18.3 million for the nine months ended September 30, 2017. Operating loss for the Manufacturing segment was $8.0 million for the nine months ended September 30, 2018 compared to operating loss of $0.5 million for the nine months ended September 30, 2017 reflecting the decrease in Manufacturing segment gross profit and the increase in selling, general and administrative expenses described above, which were partially offset by the decrease in Manufacturing segment restructuring and impairment charges of $1.5 million. Corporate and Other operating loss was $12.8 million for the nine months ended September 30, 2018 compared to an operating loss of $17.9 million for the nine months ended September 30, 2017 primarily due to the reductions in Corporate and Other selling, general and administrative expenses described above and the decrease in restructuring and impairment charges of $0.9 million which were partially offset by the increase in gross profit of $0.8 million.

Income Taxes

Our income tax benefit was $4.6 million for the nine months ended September 30, 2018 compared to $6.8 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 23.6% compared to 37.3% for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 reflects the impact of the U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the U.S. corporate income tax rate from 35% to 21%.

Net Loss

As a result of the foregoing, our net loss was $14.9 million for the nine months ended September 30, 2018 compared to net loss of $11.4 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our diluted net loss per share was $1.20 compared to diluted net loss per share of $0.92 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2018 and 2017, were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

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

As of September 30, 2018 and December 31, 2017, we had no borrowings under the $50 million senior secured revolving credit facility (the “Revolving Credit Facility”) provided under the Credit Agreement. As of September 30, 2018 and December 31, 2017, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit

Our restricted certificates of deposit balance was $5.5 million as of September 30, 2018 and $5.7 million as of December 31, 2017, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of September 30, 2018 are scheduled to expire at various dates through August 9, 2019. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018 and the effect that these obligations and commitments would be expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases	$71,066	$18,714	$38,005	$10,489	$3,858

The above table excludes $0.3 million related to a reserve for unrecognized tax benefits and accrued interest and penalties at September 30, 2018 because the timing of the payout of these amounts cannot be determined. We are also required to make minimum contributions to our pension plan and postretirement welfare plans.

Cash Flows

The following table summarizes our net cash (used in) provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(67,381)	$30,916
Investing activities	12,586	(53,449)
Financing activities	(117)	(3,370)

Total	$(54,912)	$(25,903)

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

Our net cash used in operating activities for the nine months ended September 30, 2018 was $67.4 million compared to net cash provided by operating activities of $30.9 million for the nine months ended September 30, 2017. Our net cash used in operating activities for the nine months ended September 30, 2018 reflects changes in working capital, including a $32.2 million increase in inventory on lease, a $31.3 million increase in accounts receivable due to the timing of deliveries of railcars and the related cash receipts, and a $14.5 million increase in inventory due to additional inventory on hand for the start-up of several new railcar orders. Our net cash provided by operating activities for the nine months ended September 30, 2017 reflects receipt of a federal income tax refund related to a net operating loss carryback of $11.9 million and decreases in working capital, including a $27.1 million decrease in inventory.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2018 was $12.6 million and primarily represented the $16.1 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases) which was partially offset by the $5.1 million cost of railcars on operating leases. Net cash used in investing activities for the nine months ended September 30, 2017 was $53.4 million and primarily represented the $54.4 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities), which was partially offset by $1.4 million of state and local incentives received.

Financing Activities. Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2018 compared to $3.4 million for the nine months ended September 30, 2017, reflecting the suspension of our quarterly cash dividend to our stockholders in November 2017.

Capital Expenditures

Our capital expenditures were $1.1 million in the nine months ended September 30, 2018 compared to $0.6 million in the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we also acquired $17.2 million of equipment as part of the net settlement of our acquisition of Navistar’s business at our Shoals facility. Excluding unforeseen expenditures, management anticipates that total capital expenditures for 2018 will be between $2.0 million and $2.5 million, including amounts already paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a $50.0 million senior secured revolving credit facility, the proceeds of which can be used for general corporate purposes, including working capital. On an annual basis, a 1% change in the interest rate in our revolving credit facility will increase or decrease our interest expense by $10,000 for every $1.0 million of outstanding borrowings. As of September 30, 2018, we had $5.5 million in outstanding letters of credit under the Revolving Credit Facility and therefore had $44.5 million available for borrowing under the Revolving Credit Facility.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 14 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

FREIGHTCAR AMERICA, INC.

Date: November 1, 2018	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MATTHEW S. KOHNKE
Matthew S. Kohnke, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document