Form 10-K
period 2018-12-31
FreightCar America, Inc.
filed 2019-03-04
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was $205.0 million, based on the closing price of $16.79 per share on the Nasdaq Global Market.

As of February 18, 2019, there were 12,601,889 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31	Part III

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

Our railcar manufacturing facilities are located in Cherokee, Alabama (“Shoals”) and Roanoke, Virginia. Our Shoals facility is an important part of our long-term growth strategy as we continue to expand our railcar product and service offerings. On February 28, 2018, we acquired substantially all of the operating assets at the Shoals facility of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, including their railcar business, and assumed the lease for the facility (the “Acquisition”). Our Roanoke facility has the capacity to build a variety of railcar types in a cost-effective manner and will continue to support our coal car products as market conditions improve. Our former Danville, Illinois facility was idled for railcar production effective March 31, 2017 and sold in August 2018.

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

Our primary customers are financial institutions, railroads and shippers, which represented 42%, 27% and 15%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2018. In the year ended December 31, 2018, we delivered 4,214 railcars, including 2,584 new railcars, 1,205 rebuilt railcars and 425 leased railcars, compared to 4,427 railcars delivered in the year ended December 31, 2017, including 4,305 new railcars, 47 rebuilt railcars and 75 leased railcars. Our total backlog of firm orders for railcars decreased from 2,392 railcars as of December 31, 2017 to 1,699 railcars as of December 31, 2018. Our backlog as of December 31, 2018 includes a variety of railcar types. The estimated sales value of our backlog is $160 million as of December 31, 2018.

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

In the last five years, we have added 31 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; coil gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

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

MANUFACTURING

We have railcar production facilities in Cherokee, Alabama and Roanoke, Virginia. Our facilities are each certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013 and provides a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars. During 2015, we expanded our Shoals facility to add additional production capacity to meet demand for our new types of railcars. On February 28, 2018, we acquired substantially all of the operating assets of Navistar, Inc. and its subsidiary, International Truck and Engine Investments Corporation, at the Shoals facility, including their railcar business (the “Acquisition”). Our former Danville facility was idled for railcar production effective March 31, 2017 and sold in August 2018.

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

Our customer base consists mostly of North American financial institutions, railroads and shippers and. We believe that our customers’ preference for reliable, high-quality products, the relatively high cost for customers to switch manufacturers, our technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2018, revenue from three customers, BNSF Railway, Wells Fargo Rail Corporation and Transtar, Inc., accounted for approximately 26%, 19% and 10%, respectively, of total revenue. In 2018, sales to our top five customers accounted for approximately 71% of total revenue. In 2017, revenue from three customers, TTX Company, CIT Rail and ECN Capital Corporation, accounted for approximately 21%, 15% and 12%, respectively, of total revenue. In 2017, sales to our top five customers accounted for approximately 70% of total revenue. Our railcar sales to customers outside the United States were $12.9 million and $23.2 million in 2018 and 2017, respectively. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $42,000 and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

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

	Year Ended December 31,
	2018	2017
Railcar backlog at start of period	2,392	4,259
Railcars delivered	(4,214)	(4,427)
Net railcar orders received (canceled)	3,521	2,560

Railcar backlog at end of period (1)	1,699	2,392

Estimated revenue from backlog at end of period (in thousands) (2)	$160,157	$181,117

(1)	Railcar backlog includes 0 and 599 rebuilt railcars as of December 31, 2018 and 2017, respectively.
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

Our primary aluminum suppliers are Mandel Metals and Champagne Metals. Aluminum prices generally are not fixed at the time a railcar order is accepted due to our infrequent usage and subsequent low volume purchases of aluminum. Our primary carbon steel and fabrication suppliers are Steel Warehouse, O’Neal Steel, and Ryerson. We do have fixed pricing, based on futures, established on our raw sheet steel for dedicated tonnage.

Our primary component suppliers include Wabtec, New York Air Brake, SKF, and Amsted, Inc., who supplies us with truck components, brake components, couplers and bearings. Also, Standard Steel (a subsidiary of Summit Railroad Products, Inc.) supplies us with axles and wheels. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 87% and 43% of our new railcars produced in 2018 and 2017, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers.

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

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. No single supplier accounted for more than 12% and 20% of our total purchases in 2018 and 2017, respectively. Our top ten suppliers accounted for 48% and 72% of our total purchases in 2018 and 2017, respectively.

COMPETITION

We operate in a highly competitive marketplace especially in periods of low market demand resulting in excess manufacturing capacity and face substantial competition from established competitors in the railcar industry in North America. In addition to price, competition is based on delivery timing, product performance and technological innovation, reputation for product quality and customer service and support.

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

EMPLOYEES

As of December 31, 2018, we had 1,077 employees, of whom 183 were salaried and 894 were hourly wage earners, and approximately 50, or 5%, of our employees were members of unions. As of December 31, 2017, we had 985 employees, of whom 177 were salaried and 808 were hourly wage earners, and approximately 60, or 6%, of our employees were members of unions. On August 9, 2017, we reached an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America to terminate a collective bargaining agreement that covered 10% of our employees as of December 31, 2016.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2018:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	15,540 square feet	Leased	March 31, 2022

Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	December 31, 2024

Railcar assembly and component manufacturing	Cherokee, Alabama	2,150,000 square feet	Leased	December 31, 2021

Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of February 8, 2019, there were approximately 85 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency.

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

We rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. We also lease freight cars. Our primary customers are financial institutions, railroads and shippers.

In the first quarter of 2017, in response to lower order trends in the industry, we announced reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. Restructuring and impairment charges for the year ended December 31, 2017 included employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits of $1.9 million and non-cash impairment charges of $0.3 million for property, plant and equipment at our idled Danville, Illinois facility.

Railcar deliveries totaled 4,214 units, consisting of 2,584 new railcars, 1,205 rebuilt railcars and 425 leased railcars, for the year ended December 31, 2018, compared to 4,427 units, consisting of 4,305 new railcars, 75 leased railcars and 47 rebuilt railcars, for the year ended December 31, 2017. Our total backlog of firm orders for railcars decreased from 2,392 railcars as of December 31, 2017 to 1,699 railcars as of December 31, 2018.

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

FINANCIAL STATEMENT PRESENTATION

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products, such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Corporate and Other revenue sources include parts sales.

We generally recognize revenue at a point in time as we satisfy a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and title and risk of loss are transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, our performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, we recognize revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of railcars may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Factors that have affected our cost of sales include the cost of steel and aluminum and the cost of railcar components, which have been impacted by the increase in industry demand. As we diversified, although we strove to reduce manufacturing costs at our manufacturing facilities, our cost of sales has been negatively impacted by production inefficiencies and idle capacity as we entered into new railcar markets and invested in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2018 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating loss

Operating loss represents revenues less cost of sales, gain on sale of railcars available for lease, gain on sale of facility, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Revenues

Our consolidated revenues for the year ended December 31, 2018 were $316.5 million compared to $409.5 million for the year ended December 31, 2017. Manufacturing segment revenues for the year ended December 31, 2018 were $302.2 million compared to $400.5 million for the year ended December 31, 2017. The decrease in Manufacturing segment revenues for 2018 compared to 2017 reflects the decrease in the number of railcars delivered, a lower average selling price for new railcars delivered and a higher percentage of rebuilt railcars with lower average selling prices than new railcars delivered in 2018. Corporate and Other revenues for the year ended December 31, 2018 were $14.4 million compared to $9.0 million for the year ended December 31, 2017 reflecting higher parts sales.

Gross Profit

Our consolidated gross profit margin was (1.2) % for the year ended December 31, 2018 compared to 0.7% for the year ended December 31, 2017. Our consolidated gross loss for the year ended December 31, 2018 was $3.6 million compared to gross profit of $3.0 million for the year ended December 31, 2017, reflecting a decrease in gross profit from our Manufacturing segment of $7.0 million, which was partially offset by an increase in gross profit from Corporate and Other of $0.3 million. The decrease in sales prices due to the competitive market environment and the change in mix of railcar deliveries in 2018 contributed a $11.3 million decrease in gross profit in our Manufacturing segment. These decreases in gross profit in our Manufacturing segment for 2018 compared to 2017 were partially offset by monetization of scrap inventory and favorable absorption variance.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2018 were $29.1 million compared to $33.0 million for the year ended December 31, 2017. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2018 were $8.0 million compared to $5.9 million for the year ended December 31, 2017 primarily due to higher allocated costs of $1.0 million, increases in salaries and wages of $0.5 million and higher third-party sales commissions of $0.2 million. Corporate and Other selling, general and administrative expenses were $21.0 million for the year ended December 31, 2018 compared to $27.0 million for the year ended December 31, 2017. The decrease in Corporate and Other selling, general and administrative expenses was primarily due to $7.5 million of costs associated with a confidential litigation settlement and related legal expenses recorded during 2017 and decreases of $0.9 million in employee severance costs which were partially offset by increases in salaries and wages of $0.9 million and stock-based compensation of $1.9 million.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the year ended December 31, 2018. In the first quarter of 2017, in response to lower order trends in the industry, we announced reductions to our salaried workforce, initiatives to reduce discretionary spending and the idling of our Danville, Illinois facility. Restructuring and impairment charges for the year ended December 31, 2017 included employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits of $1.9 million and non-cash impairment charges of $0.3 million for property, plant and equipment at our idled Danville, Illinois facility. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $0.4 million for the year ended December 31, 2017 have been reclassified as other income (expense) in the Consolidated Statement of Operations.

Operating Loss

Our consolidated operating loss for the year ended December 31, 2018 was $32.1 million compared to operating loss of $31.8 million for the year ended December 31, 2017. Operating loss for the Manufacturing segment was $14.6 million for the year ended December 31, 2018 compared to operating loss of $7.0 million for the year ended December 31, 2017, reflecting the decrease in Manufacturing segment gross profit and the increase in selling, general and administrative expenses described above, which were partially offset by the decrease in Manufacturing segment restructuring and impairment charges of $0.9 million and gain on sale of facility of $0.6 million. Corporate and Other operating loss was $17.5 million for the year ended December 31, 2018 compared to an operating loss of $24.8 million for the year ended December 31, 2017, primarily due to the reductions in Corporate and Other selling, general and administrative expenses of $6.0 million described above and the decrease in Corporate and Other restructuring and impairment charges of $0.9 million.

Income Taxes

Our income tax provision was $10.2 million for the year ended December 31, 2018 compared to an income tax benefit of $8.8 million for the year ended December 31, 2017. The year ended December 31, 2018 included income tax expense of $18.2 million related to recognition of additional valuation allowance against our deferred tax assets. We have concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, we will not more likely than not realize the benefit of our deferred tax assets. The year ended December 31, 2017 included income tax expense of $2.5 million related to remeasurement of net deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 (the ”Tax Act”). Our effective tax rate for the year ended December 31, 2018 was (33.4)% compared to 28.2% for the year ended December 31, 2017. The change in our effective tax rate was primarily due to the impact of the valuation allowance recorded in 2018.

Net Loss

As a result of the foregoing, our net loss was $40.6 million for the year ended December 31, 2018, compared to net loss of $22.6 million for the year ended December 31, 2017. For the year ended December 31, 2018 our diluted net loss per share was $3.26 compared to diluted net loss per share of $1.82 for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity were our cash provided by operations, cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facility.

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

The Credit Agreement contains a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a sub-facility for letters of credit not to exceed the lesser of $30.0 million and the amount of the senior secured revolving credit facility at such time. The Revolving Credit Facility can be used for general corporate purposes, including working capital. Under the Credit Agreement, revolving loans outstanding will bear interest at a rate of LIBOR plus an applicable margin of between 1.25% and 1.75% depending on our consolidated leverage ratio or at a base rate, as selected by us. Base rate loans will bear interest at the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.00%. We are required to pay a non-utilization fee of between 0.10% and 0.25% on the unused portion of the revolving loan commitment depending on our quarterly average balance of unrestricted cash and our consolidated leverage ratio. Borrowings under the Revolving Credit Facility are secured by a first priority perfected security interest in substantially all of the Borrowers’ assets excluding railcars held by our railcar leasing subsidiary, JAIX. The Borrowers also have pledged all of the equity interests in our direct and indirect domestic subsidiaries as security for the Revolving Credit Facility. The Credit Agreement has both affirmative and negative covenants, including, without limitation, a negative covenant requiring a maximum consolidated net leverage ratio of 2.50:1.00 and limitations on indebtedness, liens and investments. The Credit Agreement also provides for customary events of default. As of December 31, 2018 and 2017, we had no borrowings under the Revolving Credit Facility. As of December 31, 2018 and 2017, we had $4.9 million and $5.5 million, respectively, in outstanding letters of credit under the Revolving Credit Facility. The existing Credit Facility is an earnings based facility. Given the operating losses experienced, we will not be able to borrow against the credit facility until we return to positive earnings. We are in the process of negotiating a new asset based lending facility which we expect to be in place prior to the expiration of the current facility.

Our restricted cash and restricted certificates of deposit balance was $5.0 million as of December 31, 2018 and $5.7 million as of December 31, 2017, and consisted of cash and certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our worker’s compensation insurance claims. The decrease in restricted cash balances as of December 31, 2018 compared to December 31, 2017 was a result of decreases in standby letters of credit with respect to performance guarantees and our corresponding obligation to collateralize them. The standby letters of credit outstanding as of December 31, 2018 are scheduled to expire at various dates through January 18, 2020. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our operating cash flows, our marketable securities and our cash balances will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facility and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plan are now frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and postretirement welfare obligations and expected return on pension plan assets. As of December 31, 2018, our benefit obligation under our defined benefit pension plan was $48.6 million, which exceeded the fair value of plan assets by $5.8 million. We made no contributions to our defined benefit pension plan during 2018 and are not required to make any contributions to our defined benefit pension plan in 2019. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

As of December 31, 2018, our benefit obligation under our postretirement benefit plan was $5.4 million, which is unfunded. We made contributions to our postretirement benefit plan of $0.6 million for salaried retirees during 2018 and expect to make $0.4 million in contributions to our postretirement benefit plan in 2019 for salaried retirees.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(31,644)	$40,341
Investing activities	(10,946)	(45,289)
Financing activities	(128)	(3,374)

Total	$(42,718)	$(8,322)

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

Our net cash used in operating activities for the year ended December 31, 2018 was $31.6 million compared to net cash provided by operating activities of $40.3 million for the year ended December 31, 2017. Our net cash used in operating activities for the year ended December 31, 2018 reflects our net loss of $40.6 million, increases in accounts receivable of $10.6 million, increases in inventories of $16.3 million to meet current production needs which were partially offset by increases in accounts and contractual payables of $10.7 million, non-cash depreciation and amortization of $12.1 million and the net $10.0 million decrease in deferred tax assets as a result of our valuation allowance. Our net cash provided by operating activities for the year ended December 31, 2017 reflects decreases in working capital including a $50.6 million decrease in inventory and the receipt of a federal income tax refund of $11.9 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 was $10.9 million and primarily represented the $37.3 million cost of railcars available for lease which was partially offset by the $25.4 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases) and the $0.8 million maturity of restricted certificates of deposit (net of purchases). Net cash used in investing activities for the year ended December 31, 2017 was $45.3 million and primarily represented the $42.7 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities) and the $3.1 million purchase of restricted certificates of deposit (net of maturities), which were partially offset by $1.4 million of state and local incentives received.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2018 was $0.1 million compared to $3.4 million for the year ended December 31, 2017, reflecting the suspension of our quarterly cash dividend to our stockholders in November 2017. The declaration and payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors that our board of directors consider to be relevant.

Capital Expenditures

Our capital expenditures were $2.2 million for the year ended December 31, 2018 compared to $1.0 million for the year ended December 31, 2017. During the year ended December 31, 2018, we also acquired $17.2 million of equipment as part of the net settlement of our acquisition of Navistar’s business at our Shoals facility. Capital expenditures for 2017 were primarily to maintain our facilities. Excluding unforeseen expenditures, we expect that total capital expenditures will be between $4 million and $5 million for 2019.

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

Our history of operating losses and a significant drop in our stock price resulted in us performing an impairment analysis of long-lived assets in 2018 by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group and concluded the carrying value is recoverable.

Due to the idling of our Danville, Illinois manufacturing facility, we tested the long-lived assets at our Danville facility for impairment during the second quarter of 2017. The carrying values of property, plant and equipment at our Danville facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $0.3 million for the year ended December 31, 2017. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values. Our Danville facility was sold in 2018.

Impairment of goodwill

We assess the carrying value of goodwill for impairment annually or more frequently whenever events occur or circumstances change indicating potential impairment.

We perform our annual goodwill impairment assessment on August 1 of each year. In addition, we tested goodwill for impairment as of December 31, 2018 due to a significant drop in the Company’s stock price. During each of our goodwill impairment assessments we estimated the fair value of our Manufacturing reporting unit, the only reporting unit with associated goodwill, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value and therefore no impairment charges were recorded. For our annual impairment testing we determined the fair value of the Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline public company method.

The discounted cash flow method indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the guideline company method seeks to determine the multiple of revenue or earnings at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. For our interim impairment testing we determined the fair value of the Manufacturing reporting unit using the discounted cash flow method with updated assumptions including the risk of achieving projected future cash flows to incorporate the view of a market participant. During our impairment test as of December 31, 2018 we noted that the fair value of the Manufacturing reporting unit exceeded its carrying value by $12 million, or 6.4% of the carrying value.

The discounted cash flow method involves management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including:

•	future railcar volume projections;

•	estimated margins on railcar sales;

•	estimated growth rate for selling, general and administrative costs;

•	future effective tax rate for our Company; and

•	weighted-average cost of capital (“WACC”) used to discount future performance of our Company.

Because these estimates form a basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We use our knowledge of the railcar market and history of railcar sales to estimate volume projections in our discounted cash flow method. We believe that this data is the best indicator of expected future performance assuming that we maintain a consistent market share over time, which management believes is supportable based on historical performance. Our estimated gross margins used in the discounted cash flow method are based primarily on historical gross margins achieved over the duration of a business cycle. Management estimated WACC of 16%, 13% and 14% for our December 31, 2018, August 1, 2018 and August 1, 2017 goodwill impairment valuation analyses for our Manufacturing reporting unit.

During our interim goodwill impairment assessment as of December 31, 2018 and our annual goodwill impairment assessment as of August 1, 2018, in addition to estimating the fair value of our Manufacturing reporting unit using the discounted cash flow method in the base case scenario, we also estimated the fair value of our Manufacturing reporting unit using the discounted cash flow method for alternate scenarios. From a sensitivity perspective, the estimated fair value of our Manufacturing reporting unit as of December 31, 2018 exceeded the carrying value even if the terminal growth rate was decreased by one hundred basis points or WACC used in the discounted cash flow model was increased by one hundred basis points. If market conditions further deteriorate or the performance of the Manufacturing reporting unit is worse than is currently projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of December 31, 2018, the total goodwill balance of the Manufacturing reporting unit was $21.5 million.

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

During our December 31, 2018 interim testing the guideline company method was not used due to the high level of volatility exhibited by the stock which indicates that the market approach is likely not a reliable indicator of value at the valuation date.

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

In 2018, we assumed that the expected long-term rate of return on pension plan assets would be 5.40%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended; December 31, 2018:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$(469)	$469

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension and postretirement welfare plan liabilities. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2018, we determined this rate on our postretirement welfare plan to be 4.32%, an increase of 0.67% from the 3.65% rate used at December 31, 2017. At December 31, 2018, we determined this rate on our pension plan to be 4.35% an increase of 0.67% from the 3.68% rate used at December 31, 2017. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$3	$(26)

In October 2018, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2018), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2017) were developed. Scale (MP-2018) results in lower projected mortality improvement than scale (MP-2017). We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted MP-2018 for purposes of measuring our pension and postretirement obligations at December 31, 2018.

For the years ended December 31, 2018 and 2017, we recognized consolidated pre-tax pension benefit cost (income) of $(0.7) million and $0.0 million, respectively. We are not required to make any contributions to our pension plan during 2019. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

For the years ended December 31, 2018 and 2017, we recognized a consolidated pre-tax postretirement benefit cost of $0.0 million and $0.1 million, respectively.

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

As of December 31, 2018 ,we have concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, we will not more likely than not realize the benefit of our deferred tax assets. Our income tax provision for the year ended December 31, 2018 includes income tax expense of $18.2 million related to recognition of additional valuation allowance, bringing our total valuation allowance as of December 31, 2018 to $24.5 million. Net of the valuation allowance, we had total net deferred tax liabilities of $0.4 million as of December 31, 2018.

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

We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. Our 2017 financial statements reflected estimates for the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. Our 2017 U.S. corporate income tax return was filed in 2018 and there were no material financial statement adjustments when finalizing the accounting for the Tax Act.

The change to existing U.S. tax law as a result of the Tax Act which we believe has the most significant impact on our income tax provision is the reduction of the U.S. corporate statutory tax rate. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $2.5 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $2.5 million decrease in net deferred tax assets as of December 31, 2017.

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

Revenue recognition

We generally recognize revenue at a point in time, as we satisfy a performance obligation, by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and title and risk of loss are transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, our performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, we recognize revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. We do not provide discounts or rebates in the normal course of business. As a practical expedient, we recognize the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that we otherwise would have recognized is one year or less. Performance obligations are satisfied and we recognize revenue from most parts sales when the parts are shipped to customers. We recognize operating lease revenue on Inventory on Lease on a contractual basis and recognize operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. We recognize revenue from the sale of Inventory on Lease on a gross basis in manufacturing sales and cost of sales if the sales process is completed within 12 months of the manufacture of the leased railcars. We recognize revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

We recognize a loss when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2 Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers, risks relating to our relationship with our unionized employees and their unions and other competitive factors. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

March 04, 2019

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FreightCar America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FreightCar America, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 04, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 04, 2019

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$45,070	$87,788
Restricted certificates of deposit	4,952	5,720
Marketable securities	18,019	42,917
Accounts receivable, net of allowance for doubtful accounts of $91 and $56, respectively	18,218	7,581
Inventories, net	64,562	45,292
Inventory on lease	—	5,550
Other current assets	5,012	5,099

Total current assets	155,833	199,947
Property, plant and equipment, net	45,317	38,253
Railcars available for lease, net	64,755	23,434
Goodwill	21,521	21,521
Deferred income taxes, net	—	9,446
Other long-term assets	2,311	3,303

Total assets	$289,737	$295,904

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$34,749	$23,329
Accrued payroll and other employee costs	1,639	1,809
Reserve for workers’ compensation	3,344	3,394
Accrued warranty	9,309	8,062
Customer deposits	3,000	362
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	6,466	178
Other current liabilities	1,324	964

Total current liabilities	62,050	40,317
Accrued pension costs	5,841	5,763
Accrued postretirement benefits, less current portion	4,975	5,556
Deferred income state and local incentives, long-term	6,941	9,161
Deferred rent, long-term	15,519	2,988
Accrued taxes and other long-term liabilities	801	387

Total liabilities	96,127	64,172

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2018 and December 31, 2017)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2018 and December 31, 2017	127	127
Additional paid in capital	90,593	90,347
Treasury stock, at cost, 272,030 and 336,982 shares at December 31, 2018 and December 31, 2017, respectively	(9,721)	(12,555)
Accumulated other comprehensive loss	(8,188)	(7,567)
Retained earnings	120,799	161,380

Total stockholders’ equity	193,610	231,732

Total liabilities and stockholders’ equity	$289,737	$295,904

See notes to consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2018	2017
Revenues	$316,519	$409,474
Cost of sales	320,146	406,478

Gross (loss) profit	(3,627)	2,996
Selling, general and administrative expenses	29,051	32,987
Gain on sale of facility	(573)	—
Restructuring and impairment charges	—	1,792

Operating loss	(32,105)	(31,783)
Interest expense and deferred financing costs	(155)	(163)
Other income	1,848	539

Loss before income taxes	(30,412)	(31,407)
Income tax provision (benefit)	10,169	(8,845)

Net loss	$(40,581)	$(22,562)

Net loss per common share – basic	$(3.26)	$(1.82)

Net loss per common share – diluted	$(3.26)	$(1.82)

Weighted average common shares outstanding – basic	12,318,861	12,285,566

Weighted average common shares outstanding – diluted	12,318,861	12,285,566

Dividends declared per common share	$—	$0.27

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(40,581)	$(22,562)

Other comprehensive (loss) income net of tax:
Pension liability adjustments, net of tax	(597)	734
Postretirement liability adjustments, net of tax	(24)	(138)

Other comprehensive (loss) income	(621)	596

Comprehensive loss	$(41,202)	$(21,966)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance, January 1, 2017	12,731,678	$127	$92,025	(351,746)	$(14,583)	$(8,163)	$187,508	$256,914
Cumulative effect of adoption of ASU 2016-09	—	—	215	—	—	—	(215)	—
Net loss	—	—	—	—	—	—	(22,562)	(22,562)
Other comprehensive income	—	—	—	—	—	596	—	596
Restricted stock awards	—	—	(2,957)	72,503	2,957	—	—	—
Employee stock settlement	—	—	—	(1,500)	(23)	—	—	(23)
Forfeiture of restricted stock awards	—	—	906	(56,239)	(906)	—	—	—
Stock-based compensation recognized	—	—	1,162	—	—	—	—	1,162
Cash dividends	—	—	—	—	—	—	(3,351)	(3,351)
Other	—	—	(1,004)	—	—	—	—	(1,004)

Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732
Net loss	—	—	—	—	—	—	(40,581)	(40,581)
Other comprehensive loss	—	—	—	—	—	(621)	—	(621)
Restricted stock awards	—	—	(3,141)	85,182	3,141	—	—	—
Employee stock settlement	—	—	—	(7,089)	(118)	—	—	(118)
Forfeiture of restricted stock awards	—	—	189	(13,141)	(189)	—	—	—
Stock-based compensation recognized	—	—	3,198	—	—	—	—	3,198

Balance, December 31, 2018	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$193,610

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(40,581)	$(22,562)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Net proceeds from Shoals transaction	2,655	—
Depreciation and amortization	12,017	9,366
Recognition of deferred income from state and local incentives	(2,220)	(2,219)
Gain on sale of facility	(573)	—
Deferred income taxes	9,969	(6,424)
Stock-based compensation recognized	3,198	1,162
Other non-cash items, net	269	1,957
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,637)	16,216
Inventories	(16,311)	50,639
Other assets	1,728	(3,248)
Accounts and contractual payables	10,693	(11,170)
Accrued payroll and employee benefits	(165)	(1,305)
Income taxes receivable/payable	657	9,623
Accrued warranty	1,247	(262)
Other liabilities	(2,461)	(754)
Accrued pension costs and accrued postretirement benefits	(1,129)	(678)

Net cash flows (used in) provided by operating activities	(31,644)	40,341

Cash flows from investing activities
Purchase of restricted certificates of deposit	(8,312)	(9,966)
Maturity of restricted certificates of deposit	9,080	6,856
Purchase of securities held to maturity	(111,356)	(85,821)
Proceeds from maturity of securities	136,716	43,080
Cost of railcars available for lease	(37,347)	—
Purchase of property, plant and equipment	(2,185)	(967)
Proceeds from sale of property, plant and equipment and railcars available for lease	2,458	119
State and local incentives received	—	1,410

Net cash flows used in investing activities	(10,946)	(45,289)

Cash flows from financing activities
Employee stock settlement	(118)	(23)
Cash dividends paid to stockholders	—	(3,351)
Deferred financing costs	(10)

Net cash flows used in financing activities	(128)	(3,374)

Net decrease in cash and cash equivalents	(42,718)	(8,322)
Cash, cash equivalents and restricted cash equivalents at beginning of year	87,788	96,110

Cash, cash equivalents and restricted cash equivalents at end of year	$45,070	$87,788

Supplemental cash flow information
Interest paid	$68	$72

Income tax refunds received	$599	$11,929

Income tax paid	$5	$104

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable and accounts payable) as of December 31, 2018 and 2017, have fair values that approximate their carrying values.

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

For the Years Ended December 31, 2018 and 2017

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

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the original estimated useful lives of the assets or lease term if shorter, which are as follows:

Description of Assets	Life
Buildings and improvements	15-40 years
Leasehold improvements	6-19 years
Machinery and equipment	3-7 years
Software	3-7 years

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

The Company’s history of operating losses and a significant drop in the Company’s stock price resulted in management performing an impairment analysis of long-lived assets in 2018 by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group and concluded the carrying value is recoverable.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $42 and $298 for the years ended December 31, 2018 and 2017, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment as required by ASC 350, Intangibles – Goodwill and Other, as of August 1 of each year. We test goodwill for impairment between annual tests whenever events occur or circumstances change indicating potential impairment. We tested goodwill for impairment as of December 31, 2018 due to a significant drop in the Company’s stock price. During its interim goodwill impairment assessment as of December 31, 2018 and its annual goodwill impairment assessments as of August 1, 2018 and 2017, management estimated the fair value of its Manufacturing reporting unit, the only reporting unit carrying goodwill, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value as of each of the testing dates and therefore no impairment charges were recorded. If market conditions further deteriorate or the performance of the Manufacturing reporting unit is worse than is currently projected over an extended period of time, the reporting unit could potentially be at risk of an impairment charge. As of December 31, 2018, the total goodwill balance of the Manufacturing reporting unit was $21.5 million.

For our annual impairment testing management determined the fair value of the Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method. The discounted cash flow method indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the guideline company method uses the multiples at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. Fair value based on the income approach was given a 60% weighting and fair value based on the market approach was given a 40% weighting. For our interim impairment testing we determined the fair value of the Manufacturing reporting unit using the discounted cash flow method with updated assumptions including the risk of achieving projected future cash flows to incorporate the view of a market participant. The guideline company method was not used due to the high level of volatility exhibited by the stock which indicates that the market approach is likely not a reliable indicator of value at the valuation date.

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

Management evaluates net deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized. In making this determination, management evaluates both positive evidence, such as cumulative pre-tax income for previous years, the projection of future taxable income, the reversals of existing taxable temporary differences and tax planning strategies, and negative evidence, such as any recent history of losses and any projected losses. Management also considers the expiration dates of net operating loss carryforwards in the evaluation of net deferred tax assets. Management evaluates the realizability of the Company’s net deferred tax assets and assesses the valuation allowance on a quarterly basis, adjusting the amount of such allowance as necessary. The year ended December 31, 2018 included income tax expense of $18,187 related to recognition of additional valuation allowance against our deferred tax assets. (See Note 15)

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination even

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provided for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction and additional limitations on executive compensation.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company’s 2017 financial statements reflected estimates for the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. The Company’s 2017 U.S. corporate income tax return was filed in 2018 and there were no material financial statement adjustments when finalizing the accounting for the Tax Act.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year ended
	December 31,
	2018	2017
Railcar sales	$296,394	$398,095
Parts sales	14,180	8,874
Other sales	59	207

Revenues from contracts with customers	310,633	407,176
Leasing revenues	5,886	2,298

Total revenues	$316,519	$409,474

The Company generally recognizes revenue at a point in time as it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of December 31, 2018. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2018 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had no material remaining unsatisfied performance obligations as of December 31, 2018 with expected duration of greater than one year.

Earnings Per Share

The Company computes earnings (loss) per share using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. Basic earnings (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award and (2) the amount of unearned stock-based compensation costs attributed to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

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

On January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires entities to present non-service cost components of net periodic benefit cost in a caption below operating loss and provides that only service cost is eligible to be capitalized in inventory or construction of an asset. This standard requires retrospective application of the change in the statement of operations and prospective application for the capitalization of service cost in assets. Utilizing the practical expedient approach permitted under the standard, based on amounts previously disclosed, the Company reclassified non-service components of net periodic benefit cost from cost of sales, selling, general and administrative expenses and restructuring and impairment charges to other income (expense) in the Consolidated Statement of Operations. The service cost component is included in cost of sales and selling, general and administrative expenses.

The following table discloses the amount of net periodic benefit cost reclassified as other income for the prior period presented in the consolidated financial statements as a result of the adoption of ASU 2017-07:

	Year ended December 31, 2017
	As reported	Reclassifications	As adjusted
Cost of sales	$406,143	$335	$406,478
Selling, general and administrative expenses	$32,911	$76	$32,987
Restructuring and impairment charges	$2,212	$(420)	$1,792
Other income	$548	$(9)	$539

On January 1, 2018, the Company adopted the changes required under ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, restricted cash and restricted cash equivalents are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows and changes in restricted cash and restricted cash equivalents are no longer included in cash flows from investing activities. The Company has applied these changes in presentation retrospectively, which resulted in an increase of $3,360 in the beginning-of-period balance and an increase of $3,360 in net cash flows used in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2017. Restricted cash and restricted certificates of deposit are used to collateralize standby letters of credit with respect to performance guarantees and to support the Company’s workers’ compensation insurance claims. Restricted certificates of deposit with original maturities of up to 90 days are considered restricted cash equivalents and are included in beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Cash, cash equivalents and restricted cash equivalents in the Consolidated Statement of Cash Flows as of December 31, 2018 and 2017 include only cash and cash equivalents as there are no restricted cash equivalents included in the restricted certificates of deposit balances in the Consolidated Balance Sheets as of those dates.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

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

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This ASU allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The Company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet. The Company is finalizing the evaluation of the January 1, 2019 impact and estimates material increases in lease-related assets of between $42 and $47 million and lease-related liabilities of between $65 and $70 million in the Consolidated Balance Sheet (before consideration of the Shoals lease amendment disclosed in Note 23 Subsequent Event). The Company also expects to provide enhanced disclosure regarding its lease obligations. The impact to the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows is not expected to be material.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Note 3 – Fair Value Measurements

The following table sets forth by level within the ASC 820 Fair Value Measurement fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$17,012	$—	$—	$17,012
Restricted certificates of deposit	$4,952	$—	$—	$4,952
Escrow receivable	$—	$—	$930	$930

Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$45,542	$—	$—	$45,542
Restricted certificates of deposit	$5,720	$—	$—	$5,720
Escrow receivable	$—	$—	$1,420	$1,420

Non-Recurring Fair Value Measurements	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS:
Property, plant and equipment	$—	$—	$1,434	$1,434

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 and $1,470 as of December 31, 2018 and 2017, respectively, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 4 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $18,019 and $42,917 as of December 31, 2018 and 2017, respectively, consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Note 5 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2018	2017
Work in process	$60,112	$42,460
Finished new railcars	—	85
Parts inventory	4,450	2,747

Total inventories, net	$64,562	$45,292

Inventory on the Company’s consolidated balance sheets includes reserves of $6,812 and $6,160 relating to excess or slow-moving inventory for parts and work in process at December 31, 2018 and 2017, respectively.

Note 6 – Leased Railcars

Railcars available for lease at December 31, 2018 was $64,755 (cost of $70,850 and accumulated depreciation of $6,095) and at December 31, 2017 was $23,434 (cost of $28,074 and accumulated depreciation of $4,640). Depreciation expense on railcars available for lease was $1,458 and $704 for the years ended December 31, 2018 and 2017, respectively.

Leased railcars at December 31, 2018 are subject to lease agreements with external customers with remaining terms of up to six and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2018 are as follows:

Year ending December 31, 2019	$6,387
Year ending December 31, 2020	6,387
Year ending December 31, 2021	5,073
Year ending December 31, 2022	4,680
Year ending December 31, 2023	2,491
Thereafter	2,060

$27,078

Note 7 – Restructuring and Impairment Charges

In the first quarter of 2017, in response to lower order trends in the industry, the Company announced reductions to its salaried workforce, initiatives to reduce discretionary spending and the idling of the Company’s Danville, Illinois facility. Restructuring and impairment charges for the year ended December 31, 2017 included employee severance and other employment termination costs and pension and postretirement benefit plan curtailment and special termination benefits of $1,879 and non-cash impairment charges of $333 for property, plant and equipment at our idled Danville, Illinois facility. As a result of implementing ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2018, restructuring and impairment charges of $420 for the year ended December 31, 2017 have been reclassified as other income (expense) in the Consolidated Statement of Operations. There were no restructuring and impairment charges during the year ended December 31, 2018.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Note 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2018	2017
Land	$—	$140

Buildings and improvements	229	670
Leasehold improvements	14,988	14,945
Machinery and equipment	86,542	69,442
Software	9,011	8,979
Construction in process	465	230

Total cost	111,235	94,406
Less: Accumulated depreciation and amortization	(65,918)	(56,153)

Total property, plant and equipment, net	$45,317	$38,253

Depreciation expense for the years ended December 31, 2018 and 2017, was $10,559 and $8,662, respectively. The table above reflects the impairment charges of $333 to property, plant and equipment for the year ended December 31, 2017 described in Note 7.

Note 9 – Intangible Assets and Goodwill

The Company had $21,521 of goodwill associated with its Manufacturing segment as of each of December 31, 2018 and 2017.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to seven years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Balance at the beginning of the year	$8,062	$8,324
Current year provision	1,324	1,661
Reductions for payments, costs of repairs and other	(526)	(894)
Adjustments to prior warranties	449	(1,029)

Balance at the end of the year	$9,309	$8,062

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds the minimum targeted levels of employment. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2018.

In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals facility. This amount was received in January 2017.

The changes in deferred income from these incentives for the years ended December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Balance at the beginning of the year	$11,380	$13,599
State and local incentives received during the year	—	—
Recognition of state and local incentives as a reduction of cost of sales	(2,220)	(2,219)

Balance at the end of the year, including current portion	$9,160	$11,380

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

As of December 31, 2018 and 2017, the Company had no borrowings under the Revolving Credit Facility. As of December 31, 2018 and 2017, the Company had $4,924 and $5,452, respectively, in outstanding letters of credit under the Revolving Credit Facility. The existing Credit Facility is an earnings based facility. Given the operating losses experienced, the Company will not be able to borrow against the credit facility until it returns to positive earnings. The Company is in the process of negotiating a new asset based lending facility which it expects to be in place prior to the expiration of the current facility.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2018
Pension liability activity:
Actuarial loss	$(1,210)	$(258)	$(952)
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	451	96	355
Postretirement liability activity:
Actuarial gain	237	50	187
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(282)	(60)	(222)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	14	3	11

	$(790)	$(169)	$(621)

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2017
Pension liability activity:
Actuarial gain	$545	$119	$426
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	475	167	308
Postretirement liability activity:
Actuarial gain	74	17	57
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(317)	(112)	(205)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	14	4	10

	$791	$195	$596

The components of accumulated other comprehensive loss consist of the following:

	December 31, 2018	December 31, 2017
Unrecognized pension cost, net of tax of $6,282 and $6,120	$(10,304)	$(9,707)
Unrecognized postretirement income, net of tax of $527 and $533	2,116	2,140

	$(8,188)	$(7,567)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

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

The Company also provides certain postretirement health care benefits for certain of its salaried retired employees. Generally, employees may become eligible for health care benefits if they retire after attaining specified age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. As a result of the cost reduction program initiated in January 2017 (see Note 7), certain employees participating in the salaried pension and postretirement benefit plans were impacted, which triggered curtailments of the respective plans.

The Company has elected to utilize a full yield curve approach in estimating the service and interest components of net periodic benefit cost for postretirement benefits and the interest component for pension benefits by applying the specific spot rates along the yield curve used in determining the benefit obligation to the relevant projected cash flows.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2018 and 2017, are as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation – Beginning of year	$54,319	$53,293	$5,956	$6,172
Service cost	—	—	33	48
Interest cost	1,712	1,786	186	199
Actuarial loss (gain)	(4,037)	2,599	(237)	(74)
Benefits paid	(3,404)	(3,629)	(568)	(539)
Lump-sum settlement payment	—	—	—	—
Settlement gain	—	—	—	—
Plan curtailment	—	—	—	—
Special termination benefits	—	270	—	150

Benefit obligation – End of year	48,590	54,319	5,370	5,956

Change in plan assets
Plan assets – Beginning of year	48,556	46,472	—	—
Return on plan assets	(2,403)	5,713	—	—
Employer contributions	—	—	568	539
Benefits paid	(3,404)	(3,629)	(568)	(539)
Lump-sum settlement payment	—	—	—	—

Plan assets at fair value – End of year	42,749	48,556	—	—

Funded status of plans – End of year	$(5,841)	$(5,763)	$(5,370)	$(5,956)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(395)	$(400)
Noncurrent liabilities	(5,841)	(5,763)	(4,975)	(5,556)

Net amount recognized at December 31	$(5,841)	$(5,763)	$(5,370)	$(5,956)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2018 and 2017, are as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Net actuarial loss (gain)	$16,586	$15,827	$(2,801)	$(2,846)
Prior service cost	—	—	158	173

	$16,586	$15,827	$(2,643)	$(2,673)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 is $530. The estimated net gain and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 are $(281) and $14, respectively.

Components of net periodic benefit cost for the years ended December 31, 2018 and 2017, are as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$—	$—	$33	$48
Interest cost	1,712	1,786	186	199
Expected return on plan assets	(2,845)	(2,569)	—	—
Amortization of unrecognized prior service cost	—	—	14	14
Amortization of unrecognized net loss (gain)	451	475	(282)	(317)
Lump-sum settlement cost	—	—	—	—
Curtailment recognition	—	—	—	—
Contractual benefit charge	—	270	—	150

Total net periodic benefit cost	$(682)	$(38)	$(49)	$94

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2018 and 2017, are as follows:

	2018		2017
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain)	$1,210	$(237)	$(545)	$(74)
Settlement gain	—	—	—	—
Curtailment – prior service cost	—	—	—	—
Net actuarial loss settlement expense	—	—	—	—
Amortization of net actuarial loss (gain)	(451)	282	(475)	317
Amortization of prior service cost	—	(14)	—	(14)

Total recognized in accumulated other comprehensive loss (gain)	$759	$31	$(1,020)	$229

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2018:

	Pension Benefits	Postretirement Benefits
2019	$3,360	$395
2020	3,338	390
2021	3,299	386
2022	3,291	383
2023	3,270	382
2024 through 2028	15,812	1,823

The Company is not required to make any contributions to its pension plan in 2019 to meet its minimum funding requirements. The postretirement benefits in the table above represent benefit payments for the Company’s salaried retirees.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rates	4.35%	3.68%	4.32%	3.65%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2018, the Society of Actuaries published updated mortality improvement assumptions for U.S. plans, scale (MP-2018), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2017) were developed. Scale (MP-2018) results in lower projected mortality improvement than scale (MP-2017). The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted MP-2018 for purposes of measuring its pension and postretirement obligations at December 31, 2018.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate for benefit obligations	3.68%	4.22%	3.65%	4.18%
Expected return on plan assets	6.07%	5.75%	N/A	N/A
Rate for interest on benefit obligations	3.28%	3.51%	3.24%	3.48%
Discount rate for service cost	N/A	N/A	3.89%	4.55%

As benefits under these postretirement healthcare plans have been capped, assumed health care cost trend rates have no effect on the amounts reported for the health care plans.

The Company’s pension plan’s weighted average asset allocations at December 31, 2018 and 2017, and target allocations for 2018, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2018	2017	2018
Asset Category
Cash and cash equivalents	1%	1%	0% – 5%
Equity securities	51%	57%	45% – 65%
Fixed income securities	43%	37%	30% – 50%
Real estate	5%	5%	4% – 6%

	100%	100%	100%

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2 for a description of the fair value hierarchy) as of December 31, 2018 and 2017:

Pension Plan Assets	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,210	—	—	$18,210
Large cap funds	12,671	—	—	12,671
Small cap funds	3,562	—	—	3,562
International funds	5,799	—	—	5,799
Real estate funds	2,195	—	—	2,195
Cash and equivalents	312	—	—	312

Total	$42,749	$—	$—	$42,749

Pension Plan Assets	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,250	—	—	$18,250
Large cap funds	15,356	—	—	15,356
Small cap funds	4,589	—	—	4,589
International funds	7,755	—	—	7,755
Real estate funds	2,385	—	—	2,385
Cash and equivalents	221	—	—	221

Total	$48,556	$—	$—	$48,556

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,603 and $1,486 for the years ended December 31, 2018 and 2017, respectively.

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

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company’s 2017 financial statements reflected estimates for the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. The Company’s 2017 U.S. corporate income tax return was filed in 2018 and there were no material financial statement adjustments when finalizing the accounting for the Tax Act.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

The (benefit) provision for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2018	2017
Current taxes
Federal	$(3)	$(2,230)
State	156	(187)

	153	(2,417)

Deferred taxes
Federal	5,784	(4,703)
State	4,185	(1,721)

	9,969	(6,424)

Tax (benefit) expense related to a (decrease) increase in unrecognized tax benefits	—	(57)
Interest expense, gross of related tax effects	47	53

Total (benefit) provision	$10,169	$(8,845)

The (provision) benefit for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	5.0%	3.4%
Valuation allowance	(59.7)%	0.1%
Enactment of the Tax Cuts and Jobs Act	0.0%	(8.0)%
Domestic manufacturing deduction	0.0%	(1.0)%
State rate and other changes in deferred taxes	1.0%	(1.3)%
Federal and state credits	0.1%	0.1%
Uncertain tax positions	(0.3)%	(0.3)%
Nondeductible expenses and other	(0.5)%	0.2%

Effective income tax rate	(33.4)%	28.2%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2018		December 31, 2017
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits	$2,424	$—	$2,545	$—
Intangible assets	—	(1,653)	—	(1,669)
Accrued expenses	9,210	—	4,104	—
Deferred state and local incentive revenue	2,349	—	2,933	—
Inventory valuation	2,338	—	1,869	—
Property, plant and equipment and railcars on operating leases	—	(20,975)	—	(8,957)
Net operating loss and tax credit carryforwards	28,165	—	13,371	—
Stock-based compensation expense	1,168	—	807	—
Other	1,320	(251)	1,085	(379)

	46,974	(22,879)	26,714	(11,005)
Valuation allowance	(24,450)	—	(6,263)	—

Deferred tax assets (liabilities)	$22,524	$(22,879)	$20,451	$(11,005)

Increase (decrease) in valuation allowance	$18,187		$1,066

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of operating losses, we will not more likely than not realize the benefit of the deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $132,204 which will expire between 2020 and 2037, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards and federal tax credit carryforwards of $83,739 and $2,015, respectively, which will begin to expire in 2030, for which a full valuation allowance also has been recorded.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2018 and 2017, were as follows:

	2018	2017
Beginning of year balance	$1,383	$1,572
Increases in prior period tax positions	—	—
Decreases in prior period tax positions	(73)	(189)
Increases in current period tax positions	—	—

End of year balance	$1,310	$1,383

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $0 and $408 as of December 31, 2018 and 2017, respectively. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $94 of expenses (net of federal tax benefits of $11) and $106 of expense (net of federal tax benefits of $13) related to interest and penalties for the years ended December 31, 2018 and 2017, respectively. The Company records interest and penalties as a component of income tax expense. Such expenses brought the balance of accrued interest and penalties to $200 and $106 at December 31, 2018 and 2017, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. The Company is currently under examination of its 2015 and 2016 federal income tax returns by the Internal Revenue Service. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2012
States:
Pennsylvania	2000
Texas	2014
Illinois	2010
Virginia	2015
Colorado	2010
Indiana	2010
Nebraska	2010
Alabama	2015
Foreign:
China	2015

Note 16 – Stock-Based Compensation

The Company’s incentive compensation plans, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “2005 Plan”) and “The FreightCar America, Inc. 2018 Long Term Incentive Plan (the “2018 Plan” and, collectively, the “Incentive Plans”), were approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plans provide for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Time-vested stock option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plans). The 2005 Plan will terminate as to future awards on May 17, 2023 and the 2018 Plan will terminate as to future awards on May 10, 2028. Under the 2005 Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 376,343 were available for issuance at December 31, 2018. Under the 2018 Plan, 1,250,000 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), all of which were available for issuance at December 31, 2018.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free	Grant Date
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Share
2018	1/12/2018	6 years	44.25%	0.00%	2.42%	$7.57

In each of January 2016 and 2017, the Company granted performance shares with performance measurement periods of three calendar years. Since the outcome of the performance conditions were below the threshold level, no performance shares from the January 2016 grant were earned by the end of the performance measurement period on December 31, 2018. The performance shares from the January 2017 grant will vest and be earned at the end of the performance measurement period, if at all, based on the Company’s three-year cumulative basic earnings per share, provided that a minimum three-year average return on invested capital goal is also met or exceeded. The earnings per share thresholds and return on invested capital goals were established by the Company’s board of directors on the grant dates. The Company recognizes stock-based compensation cost for performance shares over the vesting period based on the fair market value of the Company’s stock on the award date multiplied by the estimated number of shares to be awarded based on the probable outcome of the performance conditions. As of December 31, 2018, the probable outcome of the performance conditions for the January 2017 awards was estimated to be below the threshold level.

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

When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. The Company recognizes stock-based compensation cost for stock options with market conditions over the derived service period of the stock options. The estimated fair value and derived service period for the stock options with market conditions were calculated using a Monte Carlo simulation. Assumptions used in valuing stock options with market conditions include the expected stock option life, expected volatility, expected dividend yield and risk-free rate. The stock options with market conditions were assumed to have an expected life equal to the midpoint of (a) the date the performance goal is attained and (b) the date the stock options expire. The expected volatility assumption was based on the Company’s historical stock price volatility over the ten-year period ended on the grant date. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying common stock on the date of the grant. The risk-free rate assumption was based on the yields on U.S. Treasury STRIPS with a remaining term that approximates the life assumed at the date of the grant.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Grant date fair values of stock option awards with market conditions were estimated using a Monte Carlo simulation model with the following assumptions:

			Expected	Risk Free	Grant Date	Derived
		Expected	Dividend	Interest	Fair Value	Service
Grant Year	Grant Date	Volatility	Yield	Rate	Per Share	Period
2018	1/12/2018	49.33%	0.00%	2.55%	$8.51 to $9.12	1.0 to 2.43 years
2017	7/31/2017	49.22%	2.19%	2.30%	$6.88 to $7.25	0.98 to 2.39 years

As of December 31, 2018, there was $971 of total unrecognized compensation expense related to stock options with market conditions, which will be recognized over the average remaining requisite service period of 12 months.

A summary of the Company’s time-vested stock options activity and related information at December 31, 2018 and 2017, and changes during the years then ended, is presented below:

	December 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	175,620	$25.13	378,990	$24.32
Granted	89,445	16.66	—	—
Exercised	—	—	—	—
Forfeited or expired	(56,639)	23.30	(203,370)	23.67

Outstanding at the end of the year	208,426	$21.47	175,620	$25.13

Exercisable at the end of the year	121,755	$24.90	175,620	$25.13

A summary of the Company’s time vested stock options outstanding as of December 31, 2018 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	208,426	5.9	$21.47	$—
Vested or expected to vest	208,426	5.9	$21.47	$—
Options exercisable	121,755	3.6	$24.90	$—

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

There were no time-vested stock options exercised during 2018 or 2017. As of December 31, 2018, there was $444 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 24 months.

A summary of the Company’s nonvested restricted shares as of December 31, 2018 and 2017, and changes during the years then ended is presented below:

	December 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	99,864	$17.75	111,549	$19.19
Granted	85,182	16.16	72,503	15.44
Vested	(38,443)	20.50	(27,949)	15.55
Forfeited	(13,141)	15.96	(56,239)	18.73

Nonvested at the end of the year	133,462	$16.12	99,864	$17.75

Expected to vest	133,462	$16.12	99,864	$17.75

The fair value of stock awards vested during the years ended December 31, 2018 and 2017, was $622 and $475, respectively, based on the value at vesting date. As of December 31, 2018, there was $969 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 20 months.

Stock-based compensation expense of $3,198 and, $1,162 is included within selling, general and administrative expense for the years ended December 31, 2018 and 2017, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $681 and $330 for the years ended December 31, 2018 and 2017, respectively.

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

On April 17, 2015 and September 30, 2015, National Steel Car Limited (“NSC”) filed Complaints for Patent Infringement against the Company in the United States District Court for the Northern District of Illinois (Eastern Division) in Chicago, Illinois. The complaints asserted five United States patents against certain aggregate gondola freight cars sold to certain customers. The complaints sought injunctive relief and an unspecified amount of damages. On January 29, 2016, NSC filed an amended complaint, alleging that 18 offers to sell made by the Company also infringed NSC’s patents. The Company filed its answer to NSC’s amended complaint, responding to NSC’s newly raised allegations and adding new affirmative defenses as well as counterclaims for non-infringement and invalidity. The Company also filed inter partes review (“IPR”) petitions in March 2016 with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) for two of the five asserted patents. Settlement was

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

reached on November 15, 2017 the terms of which are confidential. As part of the settlement, the Company received a release for past claims. The Company made no admissions of liability. The parties filed a Stipulation of Dismissal on November 20, 2017 and the court dismissed all claims and counterclaims with prejudice.

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

Future minimum lease payments at December 31, 2018 are as follows:

Year ending December 31, 2019	$20,295
Year ending December 31, 2020	20,595
Year ending December 31, 2021	20,424
Year ending December 31, 2022	4,873
Year ending December 31, 2023	3,820
Thereafter	3,024

$73,031

The Company is liable for maintenance, insurance and similar costs under most of its leases and such costs are not included in the future minimum lease payments. Total rental expense for the years ended December 31, 2018 and 2017, was $13,152 and $9,818, respectively.

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. The Company expects to take delivery of such materials during 2019. At December 31, 2018, the Company had purchase commitments totaling $11,422 under these agreements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Note 19 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2018	2017
Weighted average common shares outstanding	12,318,861	12,285,566
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,318,861	12,285,566

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2018 and 2017, 349,132 and 443,047 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year ended December 31,
	2018	2017
Railcar sales	$296,394	$398,095
Parts sales	14,180	8,874
Leasing revenues	5,886	2,298
Other sales	59	207

	$316,519	$409,474

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 26%, 19% and 10%, respectively, of revenues for the year ended December 31, 2018. Sales to the Company’s top three customers accounted for 21%, 15% and 12%, respectively, of revenues for the year ended December 31, 2017. The Company’s sales to customers outside the United States were $12,943 and $23,212 in 2018 and 2017, respectively.

Note 21 – Segment Information

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

For the Years Ended December 31, 2018 and 2017

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

	Year Ended
	December 31,
	2018	2017
Revenues:
Manufacturing	$302,154	$400,481
Corporate and Other	14,365	8,993

Consolidated Revenues	$316,519	$409,474

Operating (Loss) Income:
Manufacturing	$(14,556)	$(6,998)
Corporate and Other	(17,549)	(24,785)

Consolidated Operating (Loss) Income	(32,105)	(31,783)
Consolidated interest expense and deferred financing costs	(155)	(163)
Consolidated other income	1,848	539

Consolidated (Loss) Income Before Income Taxes	$(30,412)	$(31,407)

Depreciation and Amortization:
Manufacturing	$11,269	$8,642
Corporate and Other	748	724

Consolidated Depreciation and Amortization	$12,017	$9,366

Capital Expenditures:
Manufacturing (1)	$1,851	$624
Corporate and Other	334	343

Consolidated Capital Expenditures	$2,185	$967

(1)	Excluding assets of $17.2 million acquired as part of a business acquisition on February 28, 2018.

	December 31,	December 31,
	2018	2017
Assets:
Manufacturing	$208,663	$136,448
Corporate and Other	79,028	147,303

Total Operating Assets	287,691	283,751
Consolidated income taxes receivable	2,046	2,707
Consolidated deferred income taxes, long-term	—	9,446

Consolidated Assets	$289,737	$295,904

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2018 and 2017

(in thousands, except for share and per share data)

Note 22 – Business Acquisition

On February 28, 2018, the Company acquired substantially all of the operating assets at the Shoals facility of Navistar, Inc. (“Navistar”) and its subsidiary, International Truck and Engine Investments Corporation, including their railcar business, and assumed the lease for the facility (the ”Acquisition”). The Company had subleased a portion of the Shoals facility since 2013. As a result of the Acquisition, the Company became the sole tenant of the approximately 2.2 million square-foot facility. Additionally, the Company offered employment opportunities to the majority of Navistar’s approximately 200 employees on site. Under the terms of the Acquisition, the total consideration due to Navistar for the purchase of the operating assets was $20,225. The parties also negotiated a $24,130 lease incentive in favor of the Company in exchange for the Company assuming all remaining contractual lease obligations. Consideration for the acquisition was settled on a net basis and after certain other closing payments resulted in a payment of $2,655 from Navistar to the Company. The $24,130 lease incentive is included in deferred rent, current and deferred rent, long-term in the Company’s Consolidated Balance Sheet and will be amortized over the remaining lease term as a reduction of rent expense. The Company incurred acquisition costs of approximately $400, which were primarily legal fees that were expensed as incurred.

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

Note 23 – Subsequent Event

On February 26, 2019 the Company and its wholly owned subsidiary, FreightCar Alabama, LLC, entered into the Second Amendment to Industrial Facility Lease with the Teachers Retirement Systems of Alabama and the Employees’ Retirement System of Alabama, as landlord in connection with the lease for the Company’s Shoals facility in Cherokee, Alabama. The lease amendment extends the initial term of the lease from December 31, 2021 to December 31, 2026, with two five-year extension terms thereafter, at the option of FreightCar Alabama, LLC. In addition, the lease amendment reduces both the square footage and rent payment at the Shoals facility, up to 40% each. The amended lease terms will go into effect in January 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2018 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Overview” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Overview and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form 10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

Notes to Consolidated Financial Statements.

2. The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

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

FREIGHTCAR AMERICA, INC.

Date: March 1, 2019	By:	/s/ JAMES R. MEYER
James R. Meyer, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. MEYER James R. Meyer	President and Chief Executive Officer (principal executive officer) and Director	March 1, 2019

/s/ MATTHEW S. KOHNKE Matthew S. Kohnke	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2019

/s/ JOSEPH J. MALIEKEL Joseph J. Maliekel	Vice President and Corporate Controller (principal accounting officer)	March 1, 2019

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 1, 2019

/s/ JAMES D. CIRAR James D. Cirar	Director	March 1, 2019

/s/ THOMAS A. MADDEN Thomas A. Madden	Director	March 1, 2019

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 1, 2019

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 1, 2019

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the Commission on November 3, 2015).

2.2	Asset Purchase Agreement dated February 26, 2018, by and among Navistar, Inc, International Truck and Engine Investments Corporation and FreightCar Alabama, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

10.1	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.2	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Separation Agreement and General Release dated July 17, 2017 by and between FreightCar America, Inc. and Joseph E. McNeely. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017)

10.5	Letter agreement regarding Terms of Employment dated July 17, 2017, by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017)

10.6	Letter agreement regarding Terms of Employment dated November 17, 2015 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.7	Letter agreement regarding Terms of Employment dated June 1, 2017 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

10.8	Letter agreement regarding Terms of Employment dated January 19, 2016 by and between FreightCar America, Inc. and Matthew S. Kohnke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2016).

10.9	Letter agreement regarding Terms of Employment dated May 25, 2016 by and between FreightCar America, Inc. and Theodore W. Baun (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2016).

10.10	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.11	FreightCar America, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 10, 2018 filed with the Commission on March 30, 2018).

10.12	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.13	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.15	Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.16	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.17	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.18	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.19	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the Commission on November 9, 2012).*

10.20	Amendment to Lease Agreement, dated as of November 23, 2015, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.21	Fifth Amendment to Lease Agreement dated March 1, 2018 by and between Norfolk Southern Railway Company and Johnstown America Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.22	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.23	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.24	Second Amendment to Sublease and Consent to Sublease, dated October 27, 2014, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.25	Third Amendment to Sublease and Consent to Sublease, dated as of February 1, 2016, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the Commission on May 3, 2016).*

10.26	Assignment and Assumption of Lease, dated as of February 28, 2018, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.27	Industrial Facility Lease dated as of September 29, 2011, by and between Teachers’ Retirement Systems of Alabama and Employees’ Retirement System of Alabama and Navistar, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).*

10.28	Amendment to Industrial Facility Lease and Consent to Sublease, dated as of February 19, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.29	Credit Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.30	Security and Pledge Agreement, dated as of July 26, 2013, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2013).

10.31	First Amendment to Credit Agreement, dated as of June 13, 2016, by and among FreightCar America, Inc. and certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 2, 2016).

10.32	FreightCar America, Inc. Executive Severance Plan (As Amended and Restated Effective December 1, 2016) (and Summary Plan Description) incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.33	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.34	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.35	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.