Form 10-Q
period 2019-03-31
FreightCar America, Inc.
filed 2019-05-02
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	RAIL	Nasdaq Global Market

As of April 17, 2019, there were 12,596,142 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$65,000	$45,070
Restricted certificates of deposit	1,668	4,952
Marketable securities	1,998	18,019
Accounts receivable, net of allowance for doubtful accounts of $108 and $91, respectively	9,290	18,218
Inventories, net	52,700	64,562
Other current assets	7,373	5,012

Total current assets	138,029	155,833
Property, plant and equipment, net	43,406	45,317
Railcars available for lease, net	64,370	64,755
Right of use asset	74,174	—
Goodwill	21,521	21,521
Other long-term assets	2,583	2,311

Total assets	$344,083	$289,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$30,586	$34,749
Accrued payroll and other employee costs	1,998	1,639
Reserve for workers’ compensation	3,527	3,344
Accrued warranty	11,045	9,309
Customer deposits	1,281	3,000
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	—	6,466
Lease liability, current	16,840	—
Other current liabilities	1,325	1,324

Total current liabilities	68,821	62,050
Accrued pension costs	5,752	5,841
Accrued postretirement benefits, less current portion	4,907	4,975
Deferred income state and local incentives, long-term	6,387	6,941
Deferred rent, long-term	—	15,519
Lease liability, long-term	77,281	—
Accrued taxes and other long-term liabilities	476	801

Total liabilities	163,624	96,127

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at March 31, 2019 and December 31, 2018	127	127
Additional paid in capital	86,074	90,593
Treasury stock, at cost, 135,286 and 272,030 shares at March 31, 2019 and December 31, 2018, respectively	(4,572)	(9,721)
Accumulated other comprehensive loss	(8,145)	(8,188)
Retained earnings	106,975	120,799

Total stockholders’ equity	180,459	193,610

Total liabilities and stockholders’ equity	$344,083	$289,737

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except for share and per share data)
Revenues	$70,708	$82,973
Cost of sales	77,557	83,569

Gross loss	(6,849)	(596)
Selling, general and administrative expenses	7,667	7,996

Operating loss	(14,516)	(8,592)
Interest expense and deferred financing costs	(36)	(32)
Other income	319	381

Loss before income taxes	(14,233)	(8,243)
Income tax benefit	(201)	(1,839)

Net loss	$(14,032)	$(6,404)

Net loss per common share – basic	$(1.12)	$(0.51)

Net loss per common share – diluted	$(1.12)	$(0.51)

Weighted average common shares outstanding – basic	12,337,013	12,306,011

Weighted average common shares outstanding – diluted	12,337,013	12,306,011

Dividends declared per common share	$—	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(14,032)	$(6,404)

Other comprehensive (loss) income, net of tax:
Pension liability adjustments, net of tax	137	88
Postretirement liability adjustments, net of tax	(94)	(52)

Other comprehensive (loss) income	43	36

Comprehensive loss	$(13,989)	$(6,368)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

			Additional Paid In Capital			Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

Net loss	—	—	—	—	—	—	(6,404)	(6,404)
Other comprehensive income	—	—	—	—	—	36	—	36
Restricted stock awards	—	—	(2,392)	64,457	2,392	—	—	—
Employee stock settlement	—	—	—	(7,089)	(118)	—	—	(118)
Forfeiture of restricted stock awards	—	—	117	(7,991)	(117)	—	—	—
Stock-based compensation recognized	—	—	836	—	—	—	—	836

Balance, March 31, 2018	12,731,678	$127	$88,908	(287,605)	$(10,398)	$(7,531)	$154,976	$226,082

Balance, December 31, 2018	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$193,610

Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	208	208
Net loss	—	—	—	—	—	—	(14,032)	(14,032)
Other comprehensive loss	—	—	—	—	—	43	—	43
Restricted stock awards	—	—	(5,227)	146,948	5,227	—	—	—
Employee stock settlement	—	—	—	(7,404)	(59)	—	—	(59)
Forfeiture of restricted stock awards	—	—	19	(2,800)	(19)	—	—	—
Stock-based compensation recognized	—	—	689	—	—	—	—	689

Balance, March 31, 2019	12,731,678	$127	$86,074	(135,286)	$(4,572)	$(8,145)	$106,975	$180,459

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities	(in thousands)
Net loss	$(14,032)	$(6,404)
Adjustments to reconcile net loss to net cash flows provided by (used in) by operating activities:
Net proceeds from Shoals transaction	—	2,655
Depreciation and amortization	3,206	2,550
Amortization expense – right-of-use leased assets	3,202	—
Recognition of deferred income from state and local incentives	(554)	(555)
Deferred income taxes	—	(1,992)
Stock-based compensation recognized	689	836
Other non-cash items, net	(736)	273
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,928	(5,330)
Inventories	12,591	1,930
Inventories on lease	—	(9,186)
Other assets	(2,355)	(3,323)
Accounts and contractual payables	(4,516)	2,284
Accrued payroll and employee benefits	359	338
Income taxes receivable/payable	(200)	650
Accrued warranty	1,736	979
Lease liability	(5,037)	—
Other liabilities	(1,460)	1,223
Accrued pension costs and accrued postretirement benefits	(114)	(418)

Net cash flows provided by (used in) operating activities	1,707	(13,490)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(1,117)	(1,040)
Maturity of restricted certificates of deposit	4,400	1,308
Purchase of securities held to maturity	(1,986)	(41,244)
Proceeds from maturity of securities	18,025	32,005
Purchase of property, plant and equipment	(760)	(182)
Proceeds from sale of property, plant and equipment and railcars available for lease	—	228

Net cash flows provided by (used in) investing activities	18,562	(8,925)

Cash flows from financing activities
Employee stock settlement	(59)	(118)
Deferred financing costs	(280)

Net cash flows used in financing activities	(339)	(118)

Net increase (decrease) in cash and cash equivalents	19,930	(22,533)
Cash, cash equivalents and restricted cash equivalents at beginning of period	45,070	87,788

Cash, cash equivalents and restricted cash equivalents at end of period	$65,000	$65,255

Supplemental cash flow information
Interest paid	$15	$18

Income tax refunds received	$—	$487

Income tax paid	$—	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2018 year-end balance sheet data was derived from the audited financial statements as of December 31, 2018. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the recent U.S. tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company did not elect to reclassify tax effects stranded in accumulated other comprehensive income as a result of the recent U.S. tax reform to retained earnings.

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

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. The Company adopted ASU 2016-02 effective January 1, 2019. See Note 4 – Leases for the impact on the financial statements and related disclosures from the adoption of this standard.

Note 4 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, Leases (Topic 842) using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $45,727 and corresponding operating lease liabilities of $67,508 as of January 1, 2019. The condensed consolidated balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases is between 2.5 to 8 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Operating lease ROU assets are presented within long term assets, the current portion of operating lease liabilities is presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the consolidated condensed consolidated balance sheet.

ROU assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s ROU assets have been reduced by the remaining unamortized lease incentive that the Company received on February 28, 2018 from Navistar, Inc in exchange for the Company assuming all of the remaining contractual lease obligations for the Shoals facility. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The components of the lease costs were as follows:

Three Months Ended March 31, 2019
Operating lease costs:
Fixed	$3,534
Variable	—
Short-term	183

Total lease cost	$3,717

Supplemental balance sheet information related to leases were as follows:

March 31, 2019
Operating leases:
Right of use assets	$74,174

Lease liabilities:
Lease liability, current	$16,840
Lease liability, long-term	77,281

Total operating lease liabilities	$94,121

Supplemental cash flow information is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,366

Total	$5,366

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$32,079

Total	$32,079

The aggregate future lease payments for operating leases as of March 31, 2019 are as follows

Operating leases
2019 (Excluding the three months ending March 31, 2019)	$15,593
2020	20,326
2021	20,032
2022	12,869
2023	11,817
Thereafter	27,313
Total lease payments	107,949
Less: interest	(13,828)

Total	$94,121

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows

Operating leases
2019	$20,295
2020	20,595
2021	20,424
2022	4,873
2023	3,820
Thereafter	3,024

Total	$73,031

Weighted-average remaining lease term (years)
Operating leases	8.1
Weighted-average discount rate
Operating leases	4.5%

On February 26, 2019, the Company entered into an Amendment to its lease of the Shoals, Alabama manufacturing facility to extend the initial term thereof from December 31, 2021 to December 31, 2026, with two five-year extension terms thereafter through December 31, 2031 and December 31, 2036, at the Company’s option. In addition, the Company will vacate up to 40% of the manufacturing facility on or before December 31, 2021 with the base rent payable to the Landlord reduced on proportional basis.

The Company has accounted for the amendment as a modification of the lease, resulting in a non-cash increase to lease liability and right of use asset of $32,079. The company concluded that the initial term through December 31, 2026 would be included in the measurement of lease liabilities as of March 31, 2019. The Company has concluded that the options for extensions beyond that date are not reasonably certain of exercise, and have been excluded from the measurement of lease liabilities.

Note 5 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended March 31,
	2019	2018
Railcar sales	$65,944	$79,079
Parts sales	3,064	3,212
Other sales	19	56

Revenues from contracts with customers	69,027	82,347

Leasing revenues	1,681	626

Total revenues	$70,708	$82,973

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of March 31, 2019. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed

Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had no material remaining unsatisfied performance obligations as of March 31, 2019 with expected duration of greater than one year.

Note 6 – Segment Information

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

Segment operating income is an internal performance measure used by the Company’s Chief Operating Decision Maker to assess the performance of each segment in a given period. Segment operating income includes all external revenues attributable to the segments as well as operating costs and income that management believes are directly attributable to the current production of goods and services. The Company’s management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents and restricted cash and restricted cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. Intersegment revenues were not material in any period presented.

	Three months ended March 31,
	2019	2018
Revenues:
Manufacturing	$67,595	$79,733
Corporate and Other	3,113	3,240

Consolidated Revenues	$70,708	$82,973

Operating (Loss) Income:
Manufacturing	$(9,637)	$(3,816)
Corporate and Other	(4,879)	(4,776)

Consolidated Operating (Loss) Income	(14,516)	(8,592)
Consolidated interest expense and deferred financing costs	(36)	(32)
Consolidated other income	319	381

Consolidated (Loss) Income Before Income Taxes	$(14,233)	$(8,243)

Depreciation and Amortization:
Manufacturing	$3,013	$2,484
Corporate and Other	184	66

Consolidated Depreciation and Amortization	$3,197	$2,550

Capital Expenditures:
Manufacturing (1)	$535	$141
Corporate and Other	225	41

Consolidated Capital Expenditures	$760	$182

(1)	Excluding assets of $17.2 million acquired as part of a business acquisition on February 28, 2018.

	March 31, 2019	December 31, 2018
Assets:
Manufacturing	$257,040	$208,663
Corporate and Other	84,989	79,028

Total Operating Assets	342,029	287,691
Consolidated income taxes receivable	2,054	2,046

Consolidated Assets	$344,083	$289,737

Note 7 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$33,315	$—	$—	$33,315
Restricted certificates of deposit	$5,028	$—	$—	$5,028
Escrow receivable	$—	$—	$930	$930

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$17,012	$—	$—	$17,012
Restricted certificates of deposit	$4,952	$—	$—	$4,952
Escrow receivable	$—	$—	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of each of March 31, 2019 and December 31, 2018, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 8 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $1,998 and $18,019 as of March 31, 2019 and December 31, 2018, respectively, consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 9 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31, 2019	December 31, 2018
Work in process	$48,281	$60,112
Finished new railcars	—	—
Parts inventory	4,419	4,450

Total inventories, net	$52,700	$64,562

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $6,083 and $6,812 relating to excess or slow-moving inventory for parts and work in process at March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019 and December 31, 2018, the Company had no borrowings under the $50,000 senior secured revolving credit facility (the “Revolving Credit Facility”) provided under the Credit Agreement. As of March 31, 2019 and December 31, 2018, the Company had $4,789 and $4,924, respectively in outstanding letters of credit under the Revolving Credit Facility. On April 12, 2019, the Credit Agreement was terminated and replaced by a new credit agreement. See Note 16 –Subsequent Events.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$137	$—	$137
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(97)	—	(97)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	3	—	3

	$43	$—	$43

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$113	$25	$88
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(70)	(15)	(55)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	1	3

	$47	$11	$36

The components of accumulated other comprehensive loss consist of the following:

	March 31, 2019	December 31, 2018
Unrecognized pension cost, net of tax of $6,282 and $6,282	$(10,167)	$(10,304)
Unrecognized postretirement income, net of tax of $527 and $527	2,022	2,116

	$(8,145)	$(8,188)

Note 12 – Stock-Based Compensation

Total stock-based compensation was $689 and $836 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $1,760 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average service period of 27 months. As of March 31, 2019, there was $651 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 10 months. As of March 31, 2019, there was $1,066 of unearned compensation related to time-vested stock options, which will be recognized over the remaining service period of 29 months.

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

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended March 31,
Pension Benefits	2019	2018
Interest cost	$466	$427
Expected return on plan assets	(555)	(711)
Amortization of unrecognized net loss	137	113

	$48	$(171)

	Three Months Ended March 31,
Postretirement Benefit Plan	2019	2018
Service cost	$5	$8
Interest cost	45	45
Amortization of prior service cost	4	4
Amortization of unrecognized net (gain) loss	(97)	(70)

	$(43)	$(13)

The Company made no contributions to the Company’s defined benefit pension plan for each of the three months ended March 31, 2019 and 2018. The Company expects to make no contributions to its pension plan in 2019.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $118 and $225 for the three months ended March 31, 2019 and 2018, respectively. The Company expects to make $472 in contributions (including contributions already made) to its postretirement benefit plan in 2019 for salaried retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $371 and $430 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. The Company’s level of employment at its Shoals facility currently exceeds the minimum targeted levels of employment. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $8,606 as of March 31, 2019.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding	12,337,013	12,306,011
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,337,013	12,306,011

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2019 and 2018, 628,912 and 355,631 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 16 – Subsequent Events

BMO Credit Agreement

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). Pursuant to the BMO Credit Agreement, BMO extended an asset backed credit facility, in the maximum aggregate principal amount of up to $50,000, consisting of revolving loans and a sub-facility for letters of credit not to exceed the lesser of $10,000 and the amount of the revolving credit facility.

The BMO Credit Agreement replaces the Company’s prior revolving credit facility pursuant to a Credit Agreement dated as of July 26, 2013, among the Company and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and the lenders party thereto, as amended from time to time, which was terminated effective April 12, 2019 and otherwise would have matured on July 26, 2019.

The BMO Credit Agreement has a term ending on April 12, 2024. Revolving loans outstanding thereunder will bear interest, at Borrowers’ option and subject to the provisions of the BMO Credit Agreement, at Base Rate (as defined in the BMO Credit Agreement) or LIBOR Rate (as defined in the BMO Credit Agreement) plus the Applicable Margin for each such interest rate set forth in the BMO Credit Agreement.

The BMO Credit Agreement provides for a revolving credit facility with maximum availability of $42,500, subject to borrowing base requirements set forth in the BMO Credit Agreement, which generally limit availability under the revolving credit facility to (a) 85% of the value of eligible assets, (b) 90% of the value of eligible accounts supported by credit insurance or letters of credit acceptable to BMO, and (c) up to the lesser of (i) 85% of the net orderly liquidation value of eligible inventory, (ii) 75% of the cost of eligible inventory and (iii) $30,000 and as reduced by the greater of $7,500 and 15% of the revolving credit facility and other reserves established by BMO from time to time.

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets.

M&T Credit Agreement

On April 16, 2019, Freightcar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“Freightcar Leasing Borrower”) entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to Freightcar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars which will be leased to third parties.

Freightcar Leasing Borrower also entered into a Security Agreement on April 16, 2019 (the “M&T Security Agreement) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

On April 16, 2019, Freightcar America Leasing, LLC, a wholly-owned subsidiary of the Company and parent of Freightcar Leasing Borrower (“Freightcar Leasing Guarantor”), entered into (i) a Guaranty Agreement (the “M&T Guaranty Agreement”) pursuant to which Freightcar Leasing Guarantor guaranties the repayment and performance of certain obligations of Freightcar Leasing Borrower and Freightcar Leasing Guarantor and (ii) a Pledge Agreement (the “M&T Pledge Agreement”) pursuant to which Freightcar Leasing Guarantor pledged all of the equity of Freightcar Leasing Borrower held by Freightcar Leasing Guarantor.

The loans under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries other than the assets of Freightcar Leasing Borrower and Freightcar Leasing Guarantor.

The M&T Credit Agreement has a term ending on April 16, 2021. Loans outstanding thereunder will bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default.

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

Total orders for railcars in the first quarter of 2019 were 694 units, consisting of 194 new railcars and 500 rebuilt railcars, compared to orders for 756 units, consisting of 156 new railcars and 600 leased railcars, in the first quarter of 2018. Total backlog of unfilled orders was 1,752 units at March 31, 2019, compared to 1,699 units at December 31, 2018. The estimated sales value of the backlog was $152 million and $160 million, respectively, as of March 31, 2019 and December 31, 2018.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues

Our consolidated revenues for the three months ended March 31, 2019 were $70.7 million compared to $83.0 million for the three months ended March 31, 2018. Manufacturing segment revenues for the three months ended March 31, 2019 were $67.6 million compared to $79.7 million for the three months ended March 31, 2018. Railcar deliveries totaled 641 units, all of which were new railcars, in the first quarter of 2019, compared to 1,094 units, consisting of 891 new railcars, 122 leased railcars and 81 rebuilt railcars, in the first quarter of 2018. The decrease in Manufacturing segment revenues for the 2019 period compared to the 2018 period reflects a decrease in the number of railcars delivered which was partially offset by a higher average selling price for new railcars and a higher number of new versus rebuilt railcars. Corporate and Other revenues for the three months ended March 31, 2019 were $3.1 million compared to $3.2 million for the three months ended March 31, 2018 reflecting slightly lower parts sales.

Gross Loss

Our consolidated gross margin was (9.7)% for the three months ended March 31, 2019 compared to (0.7)% for the three months ended March 31, 2018. Our consolidated gross loss was $6.8 million for the three months ended March 31, 2019 compared to $0.6 million for the three months ended March 31, 2018. Manufacturing segment gross loss for the three months ended March 31, 2019 was $7.6 million compared to $1.8 million for the three months ended March 31, 2018. The decline in railcar deliveries contributed a $1.7 million increase in gross loss in our Manufacturing segment and product mix, pricing and production costs contributed a $4.8 million increase in our Manufacturing segment gross loss for the 2019 period compared to 2018. The increase in our Manufacturing segment gross loss for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was also impacted by an increase in product warranty reserve, related to railcars produced in prior years, recorded for the three months ended March 31, 2019.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2019 were $7.7 million compared to $8.0 million for the three months ended March 31, 2018. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2019 were $2.1 million compared to $2.0 million for the three months ended March 31, 2018 and included higher allocated costs of $0.2 million which were offset by lower sales commissions of $0.2 million. Corporate and Other selling, general and administrative expenses were $5.6 million for the three months ended March 31, 2019 compared to $6.0 million for the three months ended March 31, 2018. The reduction in Corporate and Other selling, general and administrative expenses for the three months ended March 31, 2019 were primarily due to decreases of $0.3 million in incentive compensation and $0.3 million in professional fees which were partially offset by increases in research and development costs of $0.2 million.

Operating Loss

Our consolidated operating loss for the three months ended March 31, 2019 was $14.5 million compared to $8.6 million for the three months ended March 31, 2018. Operating loss for the Manufacturing segment was $ 9.6 million for the three months ended March 31, 2019 compared to $3.8 million for the three months ended March 31, 2018 reflecting the increase in Manufacturing segment gross loss described above. Corporate and Other operating loss was $4.9 million for the three months ended March 31, 2019 compared to $4.8 million for the three months ended March 31, 2018 as decreases in Corporate and Other gross profit of $0.5 million were offset by decreases in Corporate and Other selling, general and administrative expenses of $0.4 million.

Income Taxes

Our income tax benefit was $0.2 million for the three months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 was 1.4% compared to 22.3% for the three months ended March 31, 2018. As a result of additional valuation allowance recorded for the three months ended March 31, 2019, our effective tax rate for the three months ended March 31, 2019 primarily included the impact of a change in uncertain tax positions recorded during the three months ended March 31, 2019.

Net Loss

As a result of the foregoing, our net loss was $14.0 million for the three months ended March 31, 2019 compared to $6.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, our diluted net loss per share was $1.12 compared to $0.51 for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2019 and 2018, were our cash provided by operations, cash and cash equivalent balances on hand and our securities held to maturity.

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

As of March 31, 2019 and December 31, 2018, we had no borrowings under the $50 million senior secured revolving credit facility (the “Revolving Credit Facility”) provided under the Credit Agreement. As of March 31, 2019, and December 31, 2018, we had $4.8 million and $4.9 million, respectively, in outstanding letters of credit under the Revolving Credit Facility. On April 12, 2019, the Credit Agreement was terminated and replaced by a new credit agreement. See Note 16 – Subsequent Events.

Our restricted certificates of deposit balance was $5.0 million as of each of March 31, 2019 and December 31, 2018, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of March 31, 2019 are scheduled to expire at various dates through February 1, 2020. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

We adopted ASU 2016-02, the new lease accounting standard, effective January 1, 2019 and also entered into an amendment of the lease of our Shoals, Alabama facility to extend the term. See Note 4 – Leases for additional information and discussion.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our operating cash flows, our marketable securities and our cash balances, together with amounts available under our revolving credit facilities, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,707	$(13,490)
Investing activities	18,562	(8,925)
Financing activities	(339)	(118)

Total	$19,930	$(22,533)

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

Our net cash provided by operating activities for the three months ended March 31, 2019 was $1.7 million compared to net cash used in operating activities of $13.5 million for the three months ended March 31, 2018. Our net cash provided by operating activities for the three months ended March 31, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts. Our net cash used in operating activities for the three months ended March 31, 2018 reflects changes in working capital, including a $9.2 million increase in inventory on lease and a $5.3 million increase in accounts receivable.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2019 was $18.6 million and primarily represented the $16.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases) and the $3.3 million maturity of restricted certificates of deposit (net of purchases) which was partially offset by the $0.8 million cost of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2018 was $8.9 million and primarily represented the $9.2 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities).

Financing Activities. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018. Net cash used in financing activities for the three months ended March 31, 2019 primarily represented deferred financing costs related to our new credit facilities.

Capital Expenditures

Our capital expenditures were $0.8 million in the three months ended March 31, 2019 compared to $0.2 million in the three months ended March 31, 2018. Excluding unforeseen expenditures, management anticipates that total capital expenditures for 2019 will be between $4.0 million and $5.0 million, including amounts already paid.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers, risks relating to our relationship with our unionized employees and their unions and other competitive factors. The factors listed above are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Second Amendment to Industrial Facility Lease, dated as of February 26, 2019, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, FreightCar Alabama, LLC and FreightCar America, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 2, 2019	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRISTOPHER J. EPPEL
Christopher J. Eppel, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Industrial Facility Lease, dated as of February 26, 2019, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, FreightCar Alabama, LLC and FreightCar America, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document