Form 10-Q
period 2019-06-30
FreightCar America, Inc.
filed 2019-08-01
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of July 26, 2019, there were 12,638,727 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$69,859	$45,070
Restricted certificates of deposit	1,668	4,952
Marketable securities	—	18,019
Accounts receivable, net of allowance for doubtful accounts of $123 and $91, respectively	12,880	18,218
Inventories, net	61,788	64,562
Other current assets	7,318	5,012

Total current assets	153,513	155,833
Property, plant and equipment, net	40,396	45,317
Railcars available for lease, net	47,359	64,755
Right of use asset	71,714	—
Goodwill	21,521	21,521
Other long-term assets	3,135	2,311

Total assets	$337,638	$289,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$30,141	$34,749
Accrued payroll and other employee costs	2,549	1,639
Reserve for workers’ compensation	3,659	3,344
Accrued warranty	7,793	9,309
Customer deposits	1,281	3,000
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	—	6,466
Lease liability, current	16,991	—
Other current liabilities	4,757	1,324

Total current liabilities	69,390	62,050
Long-term debt	10,200	—
Accrued pension costs	5,663	5,841
Accrued postretirement benefits, less current portion	4,800	4,975
Deferred income state and local incentives, long-term	5,832	6,941
Deferred rent, long-term	—	15,519
Lease liability, long-term	73,076	—
Accrued taxes and other long-term liabilities	4,476	801

Total liabilities	173,437	96,127

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at June 30, 2019 and December 31, 2018	127	127
Additional paid in capital	83,435	90,593
Treasury stock, at cost, 102,951 and 272,030 shares at June 30, 2019 and December 31, 2018, respectively	(2,348)	(9,721)
Accumulated other comprehensive loss	(8,101)	(8,188)
Retained earnings	91,088	120,799

Total stockholders’ equity	164,201	193,610

Total liabilities and stockholders’ equity	$337,638	$289,737

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except for share and per share data)
Revenues	$73,661	$66,743	$144,369	$149,716
Cost of sales	67,637	61,904	145,194	145,473

Gross profit (loss)	6,024	4,839	(825)	4,243
Selling, general and administrative expenses	15,352	8,385	23,019	16,381
Loss on sale of railcars available for lease	5,196	—	5,196	—
Restructuring and impairment charges	1,319	—	1,319	—

Operating loss	(15,843)	(3,546)	(30,359)	(12,138)
Interest expense and deferred financing costs	(115)	(27)	(151)	(59)
Other income	83	588	402	969

Loss before income taxes	(15,875)	(2,985)	(30,108)	(11,228)
Income tax provision (benefit)	12	(649)	(189)	(2,488)

Net loss	$(15,887)	$(2,336)	$(29,919)	$(8,740)

Net loss per common share – basic	$(1.26)	$(0.19)	$(2.37)	$(0.70)

Net loss per common share – diluted	$(1.26)	$(0.19)	$(2.37)	$(0.70)

Weighted average common shares outstanding – basic	12,352,271	12,317,546	12,344,684	12,311,810

Weighted average common shares outstanding – diluted	12,352,271	12,317,546	12,344,684	12,311,810

Dividends declared per common share	$—	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net (loss) income	$(15,887)	$(2,336)	$(29,919)	$(8,740)

Other comprehensive income:
Pension liability adjustments, net of tax	137	89	274	177
Postretirement liability adjustments, net of tax	(93)	(53)	(187)	(105)

Other comprehensive income	44	36	87	72

Comprehensive (loss) income	$(15,843)	$(2,300)	$(29,832)	$(8,668)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

			For the Three Months Ended June 30				Retained Earnings	Total Stockholders’ Equity
						Accumulated
			Additional			Other
	Common Stock		Paid In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance, March 31, 2018	12,731,678	$127	$88,908	(287,605)	$(10,398)	$(7,531)	$154,976	$226,082

Net loss	—	—	—	—	—	—	(2,336)	(2,336)
Other comprehensive income	—	—	—	—	—	36	—	36
Restricted stock awards	—	—	(713)	19,725	713	—	—	—
Employee stock settlement	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—
Stock-based compensation recognized	—	—	915	—	—	—	—	915

Balance, June 30, 2018	12,731,678	$127	$89,110	(267,880)	$(9,685)	$(7,495)	$152,640	$224,697

Balance, March 31, 2019	12,731,678	$127	$86,074	(135,286)	$(4,572)	$(8,145)	$106,975	$180,459

Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,887)	(15,887)
Other comprehensive income	—	—	—	—	—	44	—	44
Restricted stock awards	—	—	(2,579)	86,515	2,579	—	—	—
Employee stock settlement	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	355	(54,180)	(355)	—	—	—
Stock-based compensation recognized	—	—	(415)	—	—	—	—	(415)

Balance, June 30, 2019	12,731,678	$127	$83,435	(102,951)	$(2,348)	$(8,101)	$91,088	$164,201

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

			For the Six Months Ended June 30				Retained Earnings	Total Stockholders’ Equity
						Accumulated
			Additional			Other
	Common Stock		Paid In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

Net loss	—	—	—	—	—	—	(8,740)	(8,740)
Other comprehensive income	—	—	—	—	—	72	—	72
Restricted stock awards	—	—	(3,105)	84,182	3,105	—	—	—
Employee stock settlement	—	—	—	(7,089)	(118)	—	—	(118)
Forfeiture of restricted stock awards	—	—	117	(7,991)	(117)	—	—	—
Stock-based compensation recognized	—	—	1,751	—	—	—	—	1,751

Balance, June 30, 2018	12,731,678	$127	$89,110	(267,880)	$(9,685)	$(7,495)	$152,640	$224,697

Balance, December 31, 2018	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$193,610

Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	208	208
Net loss	—	—	—	—	—	—	(29,919)	(29,919)
Other comprehensive income	—	—	—	—	—	87	—	87
Restricted stock awards	—	—	(7,806)	233,463	7,806	—	—	—
Employee stock settlement	—	—	—	(7,404)	(59)	—	—	(59)
Forfeiture of restricted stock awards	—	—	374	(56,980)	(374)	—	—	—
Stock-based compensation recognized	—	—	274	—	—	—	—	274

Balance, June 30, 2019	12,731,678	$127	$83,435	(102,951)	$(2,348)	$(8,101)	$91,088	$164,201

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities	(in thousands)
Net loss	$(29,919)	$(8,740)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Net proceeds from Shoals transaction	—	2,655
Depreciation and amortization	6,471	5,448
Amortization expense – right-of-use leased assets	5,662	—
Recognition of deferred income from state and local incentives	(1,109)	(1,110)
Loss on sale of railcars available for lease	5,196	38
Deferred income taxes	—	(2,671)
Stock-based compensation recognized	274	1,751
Other non-cash items, net	969	(211)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,338	(18,084)
Inventories	3,214	(11,593)
Inventories on lease	—	(32,228)
Other assets	(2,307)	(1,697)
Accounts and contractual payables	(4,890)	14,619
Accrued payroll and employee benefits	910	895
Income taxes receivable/payable	(197)	684
Accrued warranty	(1,516)	1,176
Lease liability	(9,091)	—
Other liabilities	6,108	1,402
Accrued pension costs and accrued postretirement benefits	(266)	(736)

Net cash flows used in operating activities	(15,153)	(48,402)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(1,117)	(4,400)
Maturity of restricted certificates of deposit	4,400	4,668
Purchase of securities held to maturity	(1,986)	(79,105)
Proceeds from maturity of securities	20,025	66,008
Cost of railcars available for lease	—	(1,419)
Purchase of property, plant and equipment	(2,034)	(476)
Proceeds from sale of property, plant and equipment and railcars available for lease	11,442	600

Net cash flows provided by (used in) investing activities	30,730	(14,124)

Cash flows from financing activities
Proceeds from line of credit borrowings	10,200	—
Employee stock settlement	(59)	(118)
Deferred financing costs	(929)	—

Net cash flows provided by (used in) financing activities	9,212	(118)

Net increase (decrease) in cash and cash equivalents	24,789	(62,644)
Cash, cash equivalents and restricted cash equivalents at beginning of period	45,070	87,788

Cash, cash equivalents and restricted cash equivalents at end of period	$69,859	$25,144

Supplemental cash flow information
Interest paid	$31	$34

Income tax refunds received	$—	$487

Income tax paid	$7	$5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar America Leasing, LLC, FreightCar America Leasing 1, LLC, FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“FCSL”), FreightCar Alabama, LLC and FreightCar (Shanghai) Trading Co., Ltd (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Grand Island, Nebraska; Johnstown, Pennsylvania; Roanoke, Virginia; and Shanghai, People’s Republic of China.

The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, and FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China. The Company’s direct and indirect subsidiaries are all wholly owned.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2018 year-end balance sheet data was derived from the audited financial statements as of December 31, 2018. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Note 4 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, Leases (Topic 842) using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $45,727 and corresponding operating lease liabilities of $67,508 as of January 1, 2019. The condensed consolidated balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases is between 2.5 to 8 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Operating lease ROU assets are presented within long term assets, the current portion of operating lease liabilities is presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the condensed consolidated balance sheet.

ROU assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s ROU assets have been reduced by the remaining unamortized lease incentive that the Company received on February 28, 2018 from Navistar, Inc. in exchange for the Company assuming all of the remaining contractual lease obligations for the Shoals facility. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The components of the lease costs were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs:
Fixed	$3,503	$7,037
Variable	—	—
Short-term	319	$502

Total lease cost	$3,822	$7,539

Supplemental balance sheet information related to leases were as follows:

June 30, 2019
Operating leases:
Right of use assets	$71,714
Lease liabilities:
Lease liability, current	$16,991
Lease liability, long-term	73,076

Total operating lease liabilities	$90,067

Supplemental cash flow information is as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,465

Total	$10,465

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$32,079

Total	$32,079

The aggregate future lease payments for operating leases as of June 30, 2019 are as follows:

Operating leases
2019 (Excluding the six months ended June 30, 2019)	$10,494
2020	20,326
2021	20,032
2022	12,869
2023	11,817
Thereafter	27,313

Total lease payments	102,851
Less: interest	(12,784)

Total	$90,067

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows:

Operating leases
2019	$20,295
2020	20,595
2021	20,424
2022	4,873
2023	3,820
Thereafter	3,024

Total	$73,031

Weighted-average remaining lease term (years)
Operating leases	7.8
Weighted-average discount rate
Operating leases	4.5%

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

The Company has accounted for the amendment as a modification of the lease, resulting in a non-cash increase to lease liability and right of use asset of $32,079. The company concluded that the initial term through December 31, 2026 would be included in the measurement of lease liabilities as of the modification date. The Company has concluded that the options for extensions beyond that date are not reasonably certain of exercise, and have been excluded from the measurement of lease liabilities.

Note 5 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Railcar sales	$69,173	$61,169	$135,117	$140,248
Parts sales	2,795	3,673	5,859	6,885
Other sales	11	2	30	58

Revenues from contracts with customers	71,979	64,844	141,006	147,191
Leasing revenues	1,682	1,899	3,363	2,525

Total revenues	$73,661	$66,743	$144,369	$149,716

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of June 30, 2019. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had no material remaining unsatisfied performance obligations as of June 30, 2019 with expected duration of greater than one year.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Manufacturing	$70,817	$63,051	$138,412	$142,784
Corporate and Other	2,844	3,692	5,957	6,932

Consolidated Revenues	$73,661	$66,743	$144,369	$149,716

Operating (Loss) Income:
Manufacturing	$(3,019)	$1,708	$(12,656)	$(2,108)
Corporate and Other	(12,824)	(5,254)	(17,703)	(10,030)

Consolidated Operating (Loss) Income	(15,843)	(3,546)	(30,359)	(12,138)
Consolidated interest expense and deferred financing costs	(115)	(27)	(151)	(59)
Consolidated other income (expense)	83	588	402	969

Consolidated (Loss) Income Before Income Taxes	$(15,875)	$(2,985)	$(30,108)	$(11,228)

Depreciation and Amortization:
Manufacturing	$3,075	$2,499	$6,097	$4,983
Corporate and Other	191	400	374	465

Consolidated Depreciation and Amortization	$3,266	$2,899	$6,471	$5,448

Capital Expenditures:
Manufacturing (1)	$898	$81	$1,432	$222
Corporate and Other	377	213	602	254

Consolidated Capital Expenditures	$1,275	$294	$2,034	$476

(1)	Excluding assets of $17.2 million acquired as part of a business acquisition on February 28, 2018.

	June 30, 2019	December 31, 2018
Assets:
Manufacturing	$246,469	$208,663
Corporate and Other	89,122	79,028

Total Operating Assets	335,591	287,691
Consolidated income taxes receivable	2,047	2,046

Consolidated Assets	$337,638	$289,737

Note 7 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$4,125	$—	$—	$4,125
Restricted certificates of deposit	$5,028	$—	$—	$5,028
Escrow receivable	$—	$—	$930	$930

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$17,012	$—	$—	$17,012
Restricted certificates of deposit	$4,952	$—	$—	$4,952
Escrow receivable	$—	$—	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of each of June 30, 2019 and December 31, 2018, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 8 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $18,019 as of December 31, 2018 consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. The Company had no marketable securities as of June 30, 2019. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 9 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30, 2019	December 31, 2018
Work in process	$56,687	$60,112
Finished new railcars	—	—
Parts inventory	5,101	4,450

Total inventories, net	$61,788	$64,562

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $6,372 and $6,812 relating to excess or slow-moving inventory for parts and work in process at June 30, 2019 and December 31, 2018, respectively.

Note 10 – Revolving Credit Facilities

BMO Credit Agreement

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). Pursuant to the BMO Credit Agreement, BMO extended an asset-backed credit facility, in the maximum aggregate principal amount of up to $50,000, consisting of revolving loans and a sub-facility for letters of credit not to exceed the lesser of $10,000 and the amount of the revolving credit facility.

The BMO Credit Agreement replaced the Company’s prior revolving credit facility pursuant to a Credit Agreement dated as of July 26, 2013, among the Company and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and the lenders party thereto, as amended from time to time, which was terminated effective April 12, 2019 and otherwise would have matured on July 26, 2019. As of December 31, 2018, the Company had no borrowings under its prior revolving credit facility and $4,789 in outstanding letters of credit under such facility.

The BMO Credit Agreement has a term ending on April 12, 2024. Revolving loans outstanding thereunder will bear interest, at the Borrowers’ option and subject to the provisions of the BMO Credit Agreement, at Base Rate (as defined in the BMO Credit Agreement) or LIBOR Rate (as defined in the BMO Credit Agreement) plus the Applicable Margin for each such interest rate set forth in the BMO Credit Agreement.

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

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets. As of June 30, 2019, the Company had no borrowings under the BMO credit facility.

M&T Credit Agreement

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“Freightcar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to Freightcar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars which will be leased to third parties.

Freightcar Leasing Borrower also entered into a Security Agreement on April 16, 2019 (the “M&T Security Agreement”) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

On April 16, 2019, FreightCar America Leasing, LLC, a wholly-owned subsidiary of the Company and parent of Freightcar Leasing Borrower (“Freightcar Leasing Guarantor”), entered into (i) a Guaranty Agreement (the “M&T Guaranty Agreement”) pursuant to which Freightcar Leasing Guarantor guaranties the repayment and performance of certain obligations of Freightcar Leasing Borrower and (ii) a Pledge Agreement (the “M&T Pledge Agreement”) pursuant to which Freightcar Leasing Guarantor pledged all of the equity of Freightcar Leasing Borrower held by Freightcar Leasing Guarantor.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of June 30, 2019 FreightCar America Leasing 1, LLC had $10,200 in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $16,647. As of June 30, 2019, the interest rate on outstanding debt under the M&T Credit Agreement was 4.45%.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$137	$—	$137
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(97)	—	(97)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	—	4

	$44	$—	$44

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$113	$24	$89
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(70)	(15)	(55)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	2	2

	$47	$11	$36

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$274	$—	$274
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(194)	—	(194)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	7	—	7

	$87	$—	$87

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$226	$49	$177
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(140)	(30)	(110)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	8	3	5

	$94	$22	$72

The components of accumulated other comprehensive loss consist of the following:

	June 30, 2019	December 31, 2018
Unrecognized pension cost, net of tax of $6,282 and $6,282	$(10,030)	$(10,304)
Unrecognized postretirement income, net of tax of $527 and $527	1,929	2,116

	$(8,101)	$(8,188)

Note 12 – Stock-Based Compensation

Total stock-based compensation was $(415) and $916 for the three months ended June 30, 2019 and 2018, respectively, and $274 and $1,751 for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation for the three months ended June 30, 2019 includes the impact of forfeitures of unvested stock awards by executives. As of June 30, 2019, there was $1,728 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average service period of 25 months. As of June 30, 2019, there was $243 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 7 months. As of June 30, 2019, there was $797 of unearned compensation related to time-vested stock options, which will be recognized over the remaining service period of 28 months.

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2019	2018	2019	2018
Interest cost	$466	$428	$932	$855
Expected return on plan assets	(555)	(711)	(1,110)	(1,422)
Amortization of unrecognized net loss	137	113	274	226

	$48	$(170)	$96	$(341)

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement Benefit Plan	2019	2018	2019	2018
Service cost	$5	$8	$10	$16
Interest cost	45	45	90	90
Amortization of prior service cost	4	4	8	8
Amortization of unrecognized net (gain) loss	(97)	(70)	(194)	(140)

	$(43)	$(13)	$(86)	$(26)

The Company made no contributions to the Company’s defined benefit pension plan for each of the three and six months ended June 30, 2019 and 2018. The Company expects to make no contributions to its pension plan in 2019.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $158 and $126 for the three months ended June 30, 2019 and 2018, respectively, and $276 and $351 for the six months ended June 30, 2019 and 2018, respectively. The Company expects to make $552 in contributions (including contributions already made) to its postretirement benefit plan in 2019 for salaried retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $372 and $457 for the three months ended June 30, 2019 and 2018, respectively, and $743 and $887 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $8,051 as of June 30, 2019.

As part of a settlement agreement reached with one of its customers, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. Payment will be made over a period of three years.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding	12,352,271	12,317,546	12,344,684	12,311,810
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	12,352,271	12,317,546	12,344,684	12,311,810

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2019 and 2018, 707,395 and 350,644 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2019 and 2018, 668,370 and 353,124 shares, respectively, were not included in the weighted average common shares outstanding as they were anti-dilutive.

Note 16 – Subsequent Event

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company will retain the necessary workforce to complete the remaining contracted work at the facility through the end of November 2019. The cost of the restructuring plan is expected to range between $3,500 and $4,500 and will be incurred in 2019 and during the first half of 2020. Restructuring and impairment charges of $1,319 are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019 and represent non-cash impairment charges for property, plant and equipment at the Roanoke facility.

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

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company will retain the necessary workforce to complete the remaining contracted work at the facility through the end of November 2019. The cost of the restructuring plan is expected to range between $3.5 million and $4.5 million and will be incurred in 2019 and during the first half of 2020. Annual cost savings of approximately $5.0 million are expected upon completion of the restructuring plan.

Total orders for railcars in the first half of 2019 were 792 units, consisting of 292 new railcars and 500 rebuilt railcars, compared to orders for 2,206 units, consisting of 1,606 new railcars and 600 rebuilt railcars, in the first half of 2018. Total backlog of unfilled orders was 1,121 units at June 30, 2019, compared to 1,699 units at December 31, 2018. The estimated sales value of the backlog was $96 million and $160 million, respectively, as of June 30, 2019 and December 31, 2018.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues

Our consolidated revenues for the three months ended June 30, 2019 were $73.7 million compared to $66.7 million for the three months ended June 30, 2018. Manufacturing segment revenues for the three months ended June 30, 2019 were $70.8 million compared to $63.1 million for the three months ended June 30, 2018. Railcar deliveries totaled 729 units, consisting of 478 new railcars and 251 rebuilt railcars, in the second quarter of 2019, compared to 1,185 units, consisting of 368 new railcars, 303 leased railcars and 514 rebuilt railcars, in the second quarter of 2018. The increase in Manufacturing segment revenues for the 2019 period compared to the 2018 period reflects a higher average selling price for new railcars and a higher number of new versus rebuilt railcars which were partially offset by a decrease in the number of railcars delivered. Corporate and Other revenues for the three months ended June 30, 2019 were $2.8 million compared to $3.7 million for the three months ended June 30, 2018, reflecting lower parts sales.

Gross Profit (Loss)

Our consolidated gross margin was 8.2% for the three months ended June 30, 2019 compared to 7.3% for the three months ended June 30, 2018. Our consolidated gross profit was $6.0 million for the three months ended June 30, 2019 compared to $4.8 million for the three months ended June 30, 2018. Manufacturing segment gross profit for the three months ended June 30, 2019 was $5.3 million compared to $3.8 million for the three months ended June 30, 2018. The increase in gross profit for our Manufacturing segment for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily the result of better mix of newer railcars and a $3.5 million positive impact from the resolution of a previous year’s product claim that was settled after the quarter-end. Improved margin was partially offset by the decline in railcar deliveries, a $1.7 million decrease, and product mix and pricing, which resulted in an additional $1.6 million decrease, for the 2019 period compared to 2018.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2019 were $15.4 million compared to $8.4 million for the three months ended June 30, 2018. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2019 were $1.8 million compared to $2.1 million for the three months ended June 30, 2018 reflecting lower salaries and wages, employee severance and allocated costs. Corporate and Other selling, general and administrative expenses were $13.5 million for the three months ended June 30, 2019 compared to $6.3 million for the three months ended June 30, 2018. The increase in Corporate and Other selling, general and administrative expenses for the three months ended June 30, 2019 was primarily due to $7.5 million recorded as part of a settlement agreement reached with one of our customers to settle all claims related to a prior year’s commercial dispute. Corporate and Other selling, general and administrative expenses for the three months ended June 30, 2019 also reflected decreases in stock-based compensation of $1.3 million which primarily included the impact of forfeitures of unvested stock awards by executives, increases in employee procurement costs of $0.2 million, increases in employee severance of $0.4 million and increases in research and development costs of $0.2 million compared to the three months ended June 30, 2018.

Loss on Sale of Railcars Available for Lease

Loss on sale of railcars available for lease for the three months ended June 30, 2019 was $5.2 million and represented the loss on sale of leased railcars with a net book value of $16.6 million. We did not sell any railcars available for lease during the three months ended June 30, 2018.

Restructuring and Impairment Charges

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. Restructuring and impairment charges of $1.3 million for the three months ended June 30, 2019 represented non-cash impairment charges for property, plant and equipment at our Roanoke facility. There were no restructuring and impairment charges for the three months ended June 30, 2018.

Operating Loss

Our consolidated operating loss for the three months ended June 30, 2019 was $15.8 million compared to $3.5 million for the three months ended June 30, 2018. Operating loss for the Manufacturing segment was $3.0 million for the three months ended June 30, 2019 compared to operating income of $1.7 million for the three months ended June 30, 2018 reflecting the loss on sale of railcars available for lease and restructuring and impairment charges described above which were partially offset by improvements in Manufacturing segment gross profit and reductions in Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Corporate and Other operating loss was $12.8 million for the three months ended June 30, 2019 compared to $5.3 million for the three months ended June 30, 2018, primarily due to the previously described $7.5 million settlement of a prior year’s commercial dispute.

Income Taxes

Our income tax provision was close to zero for the three months ended June 30, 2019 compared to an income tax benefit of $0.6 million for the three months ended June 30, 2018. As a result of additional valuation allowance recorded for the three months ended June 30, 2019, our effective tax rate for the three months ended June 30, 2019 was close to zero. Our effective tax rate for the three months ended June 30, 2018 was 21.7%.

Net Loss

As a result of the foregoing, our net loss was $15.9 million for the three months ended June 30, 2019 compared to $2.3 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, our diluted net loss per share was $1.26 compared to $0.19 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues

Our consolidated revenues for the six months ended June 30, 2019 were $144.4 million compared to $149.7 million for the six months ended June 30, 2018. Manufacturing segment revenues for the six months ended June 30, 2019 were $138.4 million compared to $142.8 million for the six months ended June 30, 2018. Railcar deliveries totaled 1,370 units, consisting of 1,119 new railcars and 251 rebuilt railcars, in the six months ended June 30, 2019, compared to 2,279 units, consisting of 1,259 new railcars, 425 leased railcars and 595 rebuilt railcars, in the second quarter of 2018. The decrease in Manufacturing segment revenues for the 2019 period compared to the 2018 period reflects a decrease in the number of railcars delivered which was partially offset by a higher average selling price for new railcars and a higher number of new versus rebuilt railcars. Corporate and Other revenues for the six months ended June 30, 2019 were $6.0 million compared to $6.9 million for the six months ended June 30, 2018 reflecting lower parts sales.

Gross Profit (Loss)

Our consolidated gross margin was (0.6)% for the six months ended June 30, 2019 compared to 2.8% for the six months ended June 30, 2018. Our consolidated gross loss was $0.9 million for the six months ended June 30, 2019 compared to gross profit of $4.2 million for the six months ended June 30, 2018. Manufacturing segment gross loss for the six months ended June 30, 2019 was $2.2 million compared to gross profit of $2.0 million for the six months ended June 30, 2018. The decline in railcar deliveries contributed a $3.7 million decrease in gross profit in our Manufacturing segment and product mix, pricing and production costs contributed a $0.6 million decrease in our Manufacturing segment gross profit for the 2019 period compared to the 2018 period.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2019 were $ 23.0 million compared to $16.4 million for the six months ended June 30, 2018. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2019 were $3.9 million compared to $4.1 million for the six months ended June 30, 2018 and included lower sales commissions of $0.2 million and lower salaries and wages of $0.2 million, which were offset by higher allocated costs of $0.2 million. Corporate and Other selling, general and administrative expenses were $19.1 million for the six months ended June 30, 2019 compared to $12.2 million for the six months ended June 30, 2018. The increase in Corporate and Other selling, general and administrative expenses for the six months ended June 30, 2019 was primarily due to $7.5 million recorded as part of a settlement agreement reached with one of our customers to settle all claims related to a prior year’s commercial dispute. Corporate and Other selling, general and administrative expenses for the six months ended June 30, 2019 also reflected decreases in stock-based compensation of $1.5 million, increases in employee procurement costs of $0.4 million, increases in employee severance of $0.4 million and increases in research and development costs of $0.4 million compared to the six months ended June 30, 2018.

Loss on Sale of Railcars Available for Lease

Loss on sale of railcars available for lease for the six months ended June 30, 2019 was $5.2 million and represented the loss on sale of leased railcars with a net book value of $16.6 million. We did not sell any railcars available for lease during the six months ended June 30, 2018.

Restructuring and Impairment Charges

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. Restructuring and impairment charges of $1.3 million for the six months ended June 30, 2019 represent non-cash impairment charges for property, plant and equipment at our Roanoke facility. There were no restructuring and impairment charges for the six months ended June 30, 2018.

Operating Loss

Our consolidated operating loss for the six months ended June 30, 2019 was $30.4 million compared to $12.1 million for the six months ended June 30, 2018. Operating loss for the Manufacturing segment was $12.7 million for the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2018 reflecting the decrease in Manufacturing segment gross profit described above, the loss on sale of railcars available for lease and restructuring and impairment charges for the six months ended June 30, 2019. Corporate and Other operating loss was $17.7 million for the six months ended June 30, 2019 compared to $10.0 million for the six months ended June 30, 2018 reflecting lower parts sales and the increases in Corporate and Other selling, general and administrative expenses described above.

Income Taxes

Our income tax benefit was $0.2 million for the six months ended June 30, 2019 compared to $2.5 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was 0.6% compared to 22.2% for the six months ended June 30, 2018. As a result of additional valuation allowance recorded for the six months ended June 30, 2019, our effective tax rate for the six months ended June 30, 2019 primarily included the impact of a change in uncertain tax positions recorded during the six months ended June 30, 2019.

Net Loss

As a result of the foregoing, our net loss was $29.9 million for the six months ended June 30, 2019 compared to $8.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, our diluted net loss per share was $2.37 compared to $0.70 for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2019 and 2018, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities.

On April 12, 2019, our credit agreement with Bank of America N.A. was terminated and replaced by a new Credit and Security Agreement (“the “BMO Credit Agreement”) with BMO Harris Bank N.A. (“BMO”). As of December 31, 2018, we had no borrowings under our prior revolving credit facility and $4.8 million in outstanding letters of credit under such facility. As of June 30, 2019 we had no borrowings under the BMO credit facility.

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company entered into the credit agreement (the “M&T Credit Agreement”), with M&T Bank N.A. As of June 30, 2019 FreightCar America Leasing 1, LLC had $10.2 million in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $16.6 million. See Note 10 – Revolving Credit Facilities.

Our restricted certificates of deposit and restricted cash equivalents balance was $5.0 million as of each of June 30, 2019 and December 31, 2018, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of June 30, 2019 are scheduled to expire at various dates through February 1, 2020. We expect to establish restricted cash balances and restricted certificates of deposit in future periods to minimize bank fees related to standby letters of credit.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(15,153)	$(48,402)
Investing activities	30,730	(14,124)
Financing activities	9,212	(118)

Total	$24,789	$(62,644)

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

Our net cash used in operating activities for the six months ended June 30, 2019 was $15.2 million compared to net cash used in operating activities of $48.4 million for the six months ended June 30, 2018. Our net cash used in operating activities for the six months ended June 30, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts. Our net cash used in operating activities for the six months ended June 30, 2018 reflects changes in working capital, including a $32.2 million increase in inventory on lease, a $18.1 million increase in accounts receivable and a $11.6 million increase in inventory.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2019 was $30.7 million and represented the $18.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), $11.4 million proceeds from sale of railcars available for lease and the $3.3 million maturity of restricted certificates of deposit (net of purchases) which was partially offset by the $2.0 million cost of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2018 was $14.1 million and primarily represented the $12.8 million purchase of U.S. Treasury securities and certificates of deposit (net of maturities) and the $1.4 million cost of railcars on operating leases.

Financing Activities. Net cash provided by financing activities was $9.2 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $0.1 million for the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2019 primarily represented $10.2 million of proceeds from our line of credit borrowings (collateralized by leased railcars) which were partially offset by $0.9 million of deferred financing costs related to our new credit facilities.

Capital Expenditures

Our capital expenditures were $2.0 million in the six months ended June 30, 2019 compared to $0.5 million in the six months ended June 30, 2018. Excluding unforeseen expenditures, management anticipates that total capital expenditures for 2019 will be between $4.0 million and $5.0 million, including amounts already paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Credit and Security Agreement, dated as of April 12, 2019, by and among FreightCar America, Inc. and certain of its subsidiaries and BMO Harris Bank N.A.

10.2	Credit Agreement dated as of April 16, 2019, between FreightCar America Leasing 1, LLC and M&T Bank. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Certain information in this exhibit has been redacted pursuant to Item 601 (b) (10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 1, 2019	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRISTOPHER J. EPPEL
Christopher J. Eppel, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit and Security Agreement, dated as of April 12, 2019, by and among FreightCar America, Inc. and certain of its subsidiaries and BMO Harris Bank N.A.

10.2	Credit Agreement dated as of April 16, 2019, between FreightCar America Leasing 1, LLC and M&T Bank. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.