Form 10-Q
period 2019-09-30
FreightCar America, Inc.
filed 2019-10-31
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 29, 2019, there were 12,687,573 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$59,441	$45,070
Restricted certificates of deposit	506	4,952
Marketable securities	—	18,019
Accounts receivable, net of allowance for doubtful accounts of $140 and $91, respectively	8,735	18,218
Inventories, net	55,656	64,562
Other current assets	7,672	5,012

Total current assets	132,010	155,833
Property, plant and equipment, net	38,912	45,317
Railcars available for lease, net	47,051	64,755
Right of use asset	69,208	—
Goodwill	—	21,521
Other long-term assets	2,106	2,311

Total assets	$289,287	$289,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$23,994	$34,749
Accrued payroll and other employee costs	4,211	1,639
Reserve for workers’ compensation	3,816	3,344
Accrued warranty	7,666	9,309
Customer deposits	1,281	3,000
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	—	6,466
Lease liability, current	17,144	—
Other current liabilities	1,402	1,324

Total current liabilities	61,733	62,050
Long-term debt	10,200	—
Accrued pension costs	5,574	5,841
Accrued postretirement benefits, less current portion	4,694	4,975
Deferred income state and local incentives, long-term	5,277	6,941
Deferred rent, long-term	—	15,519
Lease liability, long-term	68,804	—
Other long-term liabilities	4,009	801

Total liabilities	160,291	96,127

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at September 30, 2019 and December 31, 2018	127	127
Additional paid in capital	82,550	90,593
Treasury stock, at cost, 43,105 and 272,030 shares at September 30, 2019 and December 31, 2018, respectively	(983)	(9,721)
Accumulated other comprehensive loss	(8,057)	(8,188)
Retained earnings	55,359	120,799

Total stockholders’ equity	128,996	193,610

Total liabilities and stockholders’ equity	$289,287	$289,737

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except for share and per share data)
Revenues	$40,651	$78,968	$185,020	$228,684
Cost of sales	46,061	82,806	191,255	228,279

Gross (loss) profit	(5,410)	(3,838)	(6,235)	405
Selling, general and administrative expenses	7,772	5,448	30,791	21,829
Loss on sale of railcars available for lease	42	—	5,238	—
Gain on sale of facility	—	(573)	—	(573)
Restructuring and impairment charges	23,032	—	24,351	—

Operating loss	(36,256)	(8,713)	(66,615)	(20,851)
Interest expense and deferred financing costs	(223)	(26)	(374)	(85)
Other income	363	452	765	1,421

Loss before income taxes	(36,116)	(8,287)	(66,224)	(19,515)
Income tax benefit	(387)	(2,115)	(576)	(4,603)

Net loss	$(35,729)	$(6,172)	$(65,648)	$(14,912)

Net loss per common share – basic	$(2.83)	$(0.50)	$(5.20)	$(1.20)

Net loss per common share – diluted	$(2.83)	$(0.50)	$(5.20)	$(1.20)

Weighted average common shares outstanding – basic	12,359,478	12,325,718	12,349,670	12,316,497

Weighted average common shares outstanding – diluted	12,359,478	12,325,718	12,349,670	12,316,497

Dividends declared per common share	$—	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net loss	$(35,729)	$(6,172)	$(65,648)	$(14,912)

Other comprehensive income:
Pension liability adjustments, net of tax	138	89	412	265
Postretirement liability adjustments, net of tax	(94)	(53)	(281)	(157)

Other comprehensive income	44	36	131	108

Comprehensive loss	$(35,685)	$(6,136)	$(65,517)	$(14,804)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

			For the Three Months Ended September 30				Retained Earnings	Total Stockholders’ Equity
						Accumulated
			Additional			Other
	Common Stock		Paid In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance, June 30, 2018	12,731,678	$127	$89,110	(267,880)	$(9,685)	$(7,495)	$152,640	$224,697

Net loss	—	—	—	—	—	—	(6,172)	(6,172)
Other comprehensive income	—	—	—	—	—	36	—	36
Restricted stock awards	—	—	(36)	1,000	36	—	—	—
Employee stock settlement	—	—	—	—	1	—	—	1
Forfeiture of restricted stock awards	—	—	20	(1,150)	(20)	—	—	—
Stock-based compensation recognized	—	—	760	—	—	—	—	760

Balance, September 30, 2018	12,731,678	$127	$89,854	(268,030)	$(9,668)	$(7,459)	$146,468	$219,322

Balance, June 30, 2019	12,731,678	$127	$83,435	(102,951)	$(2,348)	$(8,101)	$91,088	$164,201

Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(35,729)	(35,729)
Other comprehensive income	—	—	—	—	—	44	—	44
Restricted stock awards	—	—	(1,365)	59,846	1,365	—	—	—
Employee stock settlement	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—
Stock-based compensation recognized	—	—	480	—	—	—	—	480

Balance, September 30, 2019	12,731,678	$127	$82,550	(43,105)	$(983)	$(8,057)	$55,359	$128,996

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

			For the Nine Months Ended September 30				Retained Earnings	Total Stockholders’ Equity
						Accumulated
			Additional			Other
	Common Stock		Paid In	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Loss
Balance, December 31, 2017	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$231,732

Net loss	—	—	—	—	—	—	(14,912)	(14,912)
Other comprehensive income	—	—	—	—	—	108	—	108
Restricted stock awards	—	—	(3,141)	85,182	3,141	—	—	—
Employee stock settlement	—	—	—	(7,089)	(117)	—	—	(117)
Forfeiture of restricted stock awards	—	—	137	(9,141)	(137)	—	—	—
Stock-based compensation recognized	—	—	2,511	—	—	—	—	2,511

Balance, September 30, 2018	12,731,678	$127	$89,854	(268,030)	$(9,668)	$(7,459)	$146,468	$219,322

Balance, December 31, 2018	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$193,610

Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	208	208
Net loss	—	—	—	—	—	—	(65,648)	(65,648)
Other comprehensive income	—	—	—	—	—	131	—	131
Restricted stock awards	—	—	(9,171)	293,309	9,171	—	—	—
Employee stock settlement	—	—	—	(7,404)	(59)	—	—	(59)
Forfeiture of restricted stock awards	—	—	374	(56,980)	(374)	—	—	—
Stock-based compensation recognized	—	—	754	—	—	—	—	754

Balance, September 30, 2019	12,731,678	$127	$82,550	(43,105)	$(983)	$(8,057)	$55,359	$128,996

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities	(in thousands)
Net loss	$(65,648)	$(14,912)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	24,351	—
Net proceeds from Shoals transaction	—	2,655
Depreciation and amortization	9,487	8,341
Amortization expense - right-of-use leased assets	8,168	—
Recognition of deferred income from state and local incentives	(1,665)	(1,665)
Loss on sale of railcars available for lease	5,131	—
Deferred income taxes	(346)	(4,840)
Stock-based compensation recognized	754	2,511
Other non-cash items, net	(1,364)	(260)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,483	(31,305)
Inventories	10,407	(14,465)
Inventories on lease	—	(32,228)
Other assets	(1,706)	406
Accounts and contractual payables	(11,206)	18,159
Accrued payroll and employee benefits	1,254	(449)
Income taxes receivable/payable	(289)	814
Accrued warranty	(1,643)	1,464
Lease liability	(13,210)	—
Other liabilities	2,906	(604)
Accrued pension costs and accrued postretirement benefits	(417)	(1,003)

Net cash flows used in operating activities	(25,553)	(67,381)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(1,416)	(4,952)
Maturity of restricted certificates of deposit	5,862	5,220
Purchase of securities held to maturity	(1,986)	(101,356)
Proceeds from maturity of securities	20,025	117,442
Cost of railcars available for lease	—	(5,119)
Purchase of property, plant and equipment	(3,292)	(1,107)
Proceeds from sale of property, plant and equipment and railcars available for lease	11,519	2,458

Net cash flows provided by investing activities	30,712	12,586

Cash flows from financing activities
Proceeds from line of credit borrowings	10,200	—
Employee stock settlement	(59)	(117)
Deferred financing costs	(929)	—

Net cash flows provided by (used in) financing activities	9,212	(117)

Net increase (decrease) in cash and cash equivalents	14,371	(54,912)
Cash, cash equivalents and restricted cash equivalents at beginning of period	45,070	87,788

Cash, cash equivalents and restricted cash equivalents at end of period	$59,441	$32,876

Supplemental cash flow information
Interest paid	$153	$51

Income tax refunds received	$—	$552

Income tax paid	$58	$5

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

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castanos, Mexico in which it will manufacture railcars. Production of railcars at the facility is expected to begin in mid 2020.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2018 year-end balance sheet data was derived from the audited financial statements as of December 31, 2018. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The amendment in ASU 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 during the three months ended September 30, 2019, and accounting for goodwill impairment in 2019 is in accordance with the guidance under ASU 2017-04.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs:
Fixed	$3,504	$10,541
Variable	—	—
Short-term	305	$807

Total lease cost	$3,810	$11,348

Supplemental balance sheet information related to leases were as follows:

September 30, 2019
Operating leases:
Right of use assets	$69,208
Lease liabilities:
Lease liability, current	$17,144
Lease liability, long-term	68,804

Total operating lease liabilities	$85,948

Supplemental cash flow information is as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,581

Total	$15,581

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$32,079

Total	$32,079

The aggregate future lease payments for operating leases as of September 30, 2019 are as follows:

Operating leases
2019 (Excluding the nine months ended September 30, 2019)	$5,393
2020	20,325
2021	20,017
2022	12,869
2023	11,817
Thereafter	27,313

Total lease payments	97,733
Less: interest	(11,785)

Total	$85,948

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows:

Operating leases
2019	$20,295
2020	20,595
2021	20,424
2022	4,873
2023	3,820
Thereafter	3,024

Total	$73,031

Weighted-average remaining lease term (years)
Operating leases	7.5
Weighted-average discount rate
Operating leases	4.5%

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

Note 5 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Railcar sales	$36,343	$73,540	$171,460	$213,788
Parts sales	2,733	3,745	8,592	10,630
Other sales	12	2	42	60

Revenues from contracts with customers	39,088	77,287	180,094	224,478
Leasing revenues	1,563	1,681	4,926	4,206

Total revenues	$40,651	$78,968	$185,020	$228,684

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of September 30, 2019. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019 were not material.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of September 30, 2019 with expected duration of greater than one year of $104,100.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Manufacturing	$37,868	$75,162	$176,280	$217,946
Corporate and Other	2,783	3,806	8,740	10,738

Consolidated Revenues	$40,651	$78,968	$185,020	$228,684

Operating Loss:
Manufacturing (1)	$(30,788)	$(5,906)	$(43,444)	$(8,014)
Corporate and Other	(5,468)	(2,807)	(23,171)	(12,837)

Consolidated Operating Loss	(36,256)	(8,713)	(66,615)	(20,851)
Consolidated interest expense and deferred financing costs	(223)	(26)	(374)	(85)
Consolidated other income (expense)	363	452	765	1,421

Consolidated Loss Before Income Taxes	$(36,116)	$(8,287)	$(66,224)	$(19,515)

Depreciation and Amortization:
Manufacturing	$2,819	$2,759	$8,922	$7,740
Corporate and Other	191	135	565	601

Consolidated Depreciation and Amortization	$3,010	$2,894	$9,487	$8,341

Capital Expenditures:
Manufacturing (2)	$1,052	$564	$2,485	$789
Corporate and Other	205	64	807	318

Consolidated Capital Expenditures	$1,257	$628	$3,292	$1,107

(1)	Results for the three and nine months ended September 30, 2019 include restructuring and impairment charges of $23,032 and $24,351, respectively
(2)	Excluding assets of $17,169 acquired as part of a business acquisition on February 28, 2018.

	September 30, 2019	December 31, 2018
Assets:
Manufacturing	$209,830	$208,663
Corporate and Other	77,435	79,028

Total Operating Assets	287,265	287,691
Consolidated income taxes receivable	2,022	2,046

Consolidated Assets	$289,287	$289,737

Note 7 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$4,088	$—	$—	$4,088
Restricted certificates of deposit	$4,446	$—	$—	$4,446
Escrow receivable	$—	$—	$930	$930

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$17,012	$—	$—	$17,012
Restricted certificates of deposit	$4,952	$—	$—	$4,952
Escrow receivable	$—	$—	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of each of September 30, 2019 and December 31, 2018, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 8 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. Treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $18,019 as of December 31, 2018 consisted of U.S. Treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. The Company had no marketable securities as of September 30, 2019. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

Note 9 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30, 2019	December 31, 2018
Work in process	$50,634	$60,112
Finished new railcars	—	—
Parts inventory	5,022	4,450

Total inventories, net	$55,656	$64,562

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $5,311 and $6,812 relating to excess or slow-moving inventory for parts and work in process at September 30, 2019 and December 31, 2018, respectively.

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

The BMO Credit Agreement provides for a revolving credit facility with maximum availability of $42,500, subject to borrowing base requirements set forth in the BMO Credit Agreement. The maximum availability under the BMO Credit Agreement is determined by a formula and may fluctuate depending on the value of the borrowing base included in such formula at the time of determination.

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets. As of September 30, 2019, the Company had no borrowings under the BMO credit facility.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of September 30, 2019 FreightCar Leasing Borrower had $10,200 in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $16,548. As of September 30, 2019, the interest rate on outstanding debt under the M&T Credit Agreement was 4.14% representing the 90 day LIBOR plus 2.05%.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$138	$—	$138
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(98)	—	(98)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	—	4

	$44	$—	$44

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$112	$23	$89
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(70)	(14)	(56)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	1	3

	$46	$10	$36

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$412	$—	$412
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(292)	—	(292)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	11	—	11

	$131	$—	$131

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2018
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$338	$73	$265
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(210)	(45)	(165)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	12	4	8

	$140	$32	$108

The components of accumulated other comprehensive loss consist of the following:

	September 30, 2019	December 31, 2018
Unrecognized pension cost, net of tax of $6,282 and $6,282	$(9,892)	$(10,304)
Unrecognized postretirement income, net of tax of $527 and $527	1,835	2,116

	$(8,057)	$(8,188)

Note 12 – Stock-Based Compensation

Total stock-based compensation was $480 and $760 for the three months ended September 30, 2019 and 2018, respectively, and $754 and $2,511 for the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation for the nine months ended September 30, 2019 includes the impact of forfeitures of unvested stock awards by executives. As of September 30, 2019, there was $1,748 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average service period of 24 months. As of September 30, 2019, there was $122 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 5 months. As of September 30, 2019, there was $705 of unearned compensation related to time-vested stock options, which will be recognized over the remaining service period of 25 months.

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

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2019	2018	2019	2018
Interest cost	$466	$428	$1,398	$1,283
Expected return on plan assets	(555)	(711)	(1,665)	(2,133)
Amortization of unrecognized net loss	138	112	412	338

	$49	$(171)	$145	$(512)

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement Benefit Plan	2019	2018	2019	2018
Service cost	$5	$8	$15	$24
Interest cost	46	46	136	138
Amortization of prior service cost	4	4	11	12
Amortization of unrecognized net (gain) loss	(98)	(70)	(292)	(210)

	$(43)	$(12)	$(130)	$(36)

The Company made no contributions to the Company’s defined benefit pension plan for each of the three and nine months ended September 30, 2019 and 2018. The Company expects to make no contributions to its pension plan in 2019.

The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $156 and $74 for the three months ended September 30, 2019 and 2018, respectively, and $432 and $426 for the nine months ended September 30, 2019 and 2018, respectively. The Company expects to make $576 in contributions (including contributions already made) to its postretirement benefit plan in 2019 for salaried retirees.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions, employee earnings or certain subsidiary earnings, with discretionary contributions allowed. Expenses related to these plans were $331 and $329 for the three months ended September 30, 2019 and 2018, respectively, and $1,075 and $1,216 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $7,496 as of September 30, 2019.

As part of a settlement agreement reached with one of its customers, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the three months ended September 30, 2019, the Company paid $3,500 of the settlement amount and the remaining $4,000 will be paid over a period of three years, or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding	12,359,478	12,325,718	12,349,670	12,316,497
Dilutive effect of employee stock options and nonvested share awards	—	—	—	—

Weighted average diluted common shares outstanding	12,359,478	12,325,718	12,349,670	12,316,497

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2019 and 2018, 661,048 and 346,948 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2019 and 2018, 665,903 and 351,042 shares, respectively, were not included in the weighted average common shares outstanding as they were anti-dilutive.

Note 16 – Restructuring and Impairment Charges

Restructuring and Impairment Related to Plant Closure

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company will retain the necessary workforce to complete the remaining contracted work at the facility through the end of November 2019. The cost of the restructuring plan is expected to range between $3,500 and

$4,500, excluding the lease termination gain disclosed in Note 17 Subsequent Events, and will be incurred in 2019 and during the first half of 2020. Restructuring and impairment charges related to the plant closure primarily include non-cash impairment charges for property, plant and equipment at the Roanoke facility and employee severance and retention charges.

Goodwill Impairment

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2019, the Company performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill. Management determined the fair value of the Manufacturing reporting unit using the income approach, utilizing the discounted cash flow method. Fair value calculations using the income approach contain significant judgments and estimates with respect to a variety of factors that will significantly impact the future performance of the business, including: future railcar volume projections based on expected railcar demand; estimated margins on railcar sales; estimated growth rate for selling, general and administrative costs; future effective tax rate for the Company; and weighted-average cost of capital (“WACC”). Management estimated a WACC of 16% for the Company’s August 1, 2019 goodwill impairment valuation analysis. Based on this analysis, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21,521 during the three months ended September 30, 2019. As previously disclosed, the new railcar market and the operating environment for our Manufacturing reporting unit continues to be challenging. Our outlook for new railcar demand and usage has accelerated its decline in the second half of the year. In addition, the sustained decline in our stock price as well as a change in our business model and market share decline has resulted in downward revisions of our forecasts of current and future projected earnings and cash flows for the Manufacturing reporting unit.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and are detailed below:

Nine Months Ended September 30, 2019
Impairment charge for leasehold improvements and equipment	$1,380
Employee severance and retention	1,318
Other charges related to facility closure	132
Goodwill impairment	21,521

Total restructuring and impairment charges	$24,351

Approximately $1.4 million of employee severance and facility closure costs remained to be paid at September 30, 2019.

Note 17 – Subsequent Events

On October 1, 2019, Johnstown America, LLC notified the lessor of its Roanoke, Virginia manufacturing facility of its intention to cease operations at the facility as of November 29, 2019. Johnstown America, LLC also informed the lessor of its current intent to terminate its leases for the facility effective as of March 31, 2020. The lease termination will result in 1) a decrease in the lease liability of $12.8 million, 2) a decrease in the right of use asset of $10.3 million and 3) a net lease termination gain of $1.9 million.

On October 15, 2019 the Company notified retirees and affected active employees that it will terminate medical benefits offered to retirees of the Company and their dependents effective January 1, 2020. The retiree benefits that are being terminated include medical insurance and vison insurance that were offered under the Company’s Health and Welfare Plan. The benefit termination is expected to result in a gain of approximately $6.3 million which will be recorded in the fourth quarter of 2019.

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

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castanos, Mexico in which it will manufacture railcars. Production of railcars at the facility is expected to begin in mid 2020.

Total orders for railcars for the nine months ended September 30, 2019 were 1,842 units, consisting of 1,294 new railcars and 548 rebuilt railcars, compared to orders for 2,686 units, consisting of 2,086 new railcars and 600 rebuilt railcars, for the nine months ended September 30, 2018. Total backlog of unfilled orders was 1,704 units at September 30, 2019, compared to 1,699 units at December 31, 2018. The estimated sales value of the backlog was $188 million and $160 million, respectively, as of September 30, 2019 and December 31, 2018.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues

Our consolidated revenues for the three months ended September 30, 2019 were $40.7 million compared to $79.0 million for the three months ended September 30, 2018. Manufacturing segment revenues for the three months ended September 30, 2019 were $37.9 million compared to $75.2 million for the three months ended September 30, 2018. Railcar deliveries totaled 467 units, consisting of 255 new railcars and 212 rebuilt railcars, in the third quarter of 2019, compared to 888 units, consisting of 498 new railcars and 390 rebuilt railcars, in the third quarter of 2018. The decrease in Manufacturing segment revenues for the 2019 period compared to the 2018 period reflects the decrease in the number of railcars delivered and a lower average selling price for new railcars. Corporate and Other revenues for the three months ended September 30, 2019 were $2.8 million compared to $3.8 million for the three months ended September 30, 2018, reflecting lower parts sales.

Gross Profit (Loss)

Our consolidated gross margin was (13.3)% for the three months ended September 30, 2019 compared to (4.9)% for the three months ended September 30, 2018. Our consolidated gross loss was $5.4 million for the three months ended September 30, 2019 compared to 3.8 million for the three months ended September 30, 2018. Manufacturing segment gross loss for the three months ended September 30, 2019 was $6.1 million compared to $4.5 million for the three months ended September 30, 2018. The decline in railcar deliveries contributed a $2.0 million decrease in gross profit for our Manufacturing segment for the 2019 period compared to the 2018 period. The unfavorable impact of product mix of $1.5 million was mostly offset by production efficiencies for the 2019 period compared to the 2018 period.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2019 were $7.8 million compared to $5.4 million for the three months ended September 30, 2018. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2019 were $1.6 million compared to $2.0 million for the three months ended September 30, 2018 reflecting lower salaries and wages and lower allocated costs. Corporate and Other selling, general and administrative expenses were $6.2 million for the three months ended September 30, 2019 compared to $3.5 million for the three months ended September 30, 2018. The increase in Corporate and Other selling, general and administrative expenses for the three months ended September 30, 2019 reflected increases in incentive compensation of $1.3 million, increases in legal fees of $0.8 million, increases in research and development costs of $0.4 million and increases in allocated costs of $0.2 million compared to the three months ended September 30, 2018.

Restructuring and Impairment Charges

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. Restructuring and impairment charges related to the Roanoke closure for the three months ended September 30, 2019 included employee severance and retention costs of $1.3 million, non-cash impairment charges for property, plant and equipment of $0.1 million and other charges of $0.1 million. During the three months ended September 30, 2019, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21.5 million during the three months ended September 30, 2019. As previously disclosed, the new railcar market and the operating environment for our Manufacturing reporting unit continues to be challenging. Our outlook for new railcar demand and usage has accelerated its decline in the second half of the year. In addition, the sustained decline in our stock price as well as a change in our business model and market share decline have resulted in downward revisions of our forecasts of current and future projected earnings and cash flows for the Manufacturing reporting unit. There were no restructuring and impairment charges for the three months ended September 30, 2018.

Operating Loss

Our consolidated operating loss for the three months ended September 30, 2019 was $36.3 million compared to $8.7 million for the three months ended September 30, 2018. Operating loss for the Manufacturing segment was $30.8 million for the three months ended September 30, 2019 compared to $5.9 million for the three months ended September 30, 2018 reflecting the restructuring and impairment charges and decline in Manufacturing segment gross profit described above. Corporate and Other operating loss was $5.5 million for the three months ended September 30, 2019 compared to $2.8 million for the three months ended September 30, 2018 primarily due to the increase in selling, general and administrative expenses described above.

Income Taxes

Our income tax benefit was $0.4 million for the three months ended September 30, 2019 compared to $2.1 million for the three months ended September 30, 2018. Our income tax benefit for the three months ended September 30, 2019 primarily represents discrete events related to the goodwill impairment charge and changes in uncertain tax positions recorded during the three months ended September 30, 2019. Our effective tax rate for the three months ended September 30, 2019 was 1.1% compared to 25.5% for the three months ended September 30, 2018.

Net Loss

As a result of the foregoing, our net loss was $35.7 million for the three months ended September 30, 2019 compared to $6.2 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, our diluted net loss per share was $2.83 compared to $0.50 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues

Our consolidated revenues for the nine months ended September 30, 2019 were $185.0 million compared to $228.7 million for the nine months ended September 30, 2018. Manufacturing segment revenues for the nine months ended September 30, 2019 were $176.3 million compared to $217.9 million for the nine months ended September 30, 2018. Railcar deliveries totaled 1,837 units, consisting of 1,374 new railcars and 463 rebuilt railcars, in the nine months ended September 30, 2019, compared to 3,167 units, consisting of 1,757 new railcars, 425 leased railcars and 985 rebuilt railcars, in the nine months ended September 30, 2018. The decrease in Manufacturing segment revenues for the 2019 period compared to the 2018 period reflects a decrease in the number of railcars delivered which was partially offset by a higher average selling price for new railcars and a higher number of new versus rebuilt railcars. Corporate and Other revenues for the nine months ended September 30, 2019 were $8.7 million compared to $10.8 million for the nine months ended September 30, 2018 reflecting lower parts sales.

Gross Profit (Loss)

Our consolidated gross margin was (3.4)% for the nine months ended September 30, 2019 compared to 0.2% for the nine months ended September 30, 2018. Our consolidated gross loss was $6.2 million for the nine months ended September 30, 2019 compared to gross profit of $0.4 million for the nine months ended September 30, 2018. Manufacturing segment gross loss for the nine months ended September 30, 2019 was $8.4 million compared to $2.5 million for the nine months ended September 30, 2018. The decline in railcar deliveries contributed a $6.1 million decrease in gross profit in our Manufacturing segment for the 2019 period compared to the 2018 period. The unfavorable impact of product mix of $7.2 million was mostly offset by production efficiencies and the $0.8 million favorable impact of a product claim that was settled during 2019.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2019 were $30.8 million compared to $21.8 million for the nine months ended September 30, 2018. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2019 were $5.5 million compared to $6.1 million for the nine months ended September 30, 2018 and included lower research and development costs of $0.2 million, lower salaries and wages of $0.2 million and lower employee severance of $0.1 million. Corporate and Other selling, general and administrative expenses were $25.3 million for the nine months ended September 30, 2019 compared to $15.7 million for the nine months ended September 30, 2018. The increase in Corporate and Other selling, general and administrative expenses for the nine months ended September 30, 2019 was primarily due to $7.5 million recorded as part of a settlement agreement reached with one of our customers to settle all claims related to a prior year’s commercial dispute. Corporate and Other selling, general and administrative expenses for the nine months ended September 30, 2019 also reflected increases in incentive compensation of $1.4 million, increases in legal fees of $0.7 million, increases in research and development costs of $0.8 million, increases in employee severance of $0.4 million and decreases in stock-based compensation of $1.8 million compared to the nine months ended September 30, 2018.

Loss on Sale of Railcars Available for Lease

Loss on sale of railcars available for lease for the nine months ended September 30, 2019 was $5.2 million and represented the loss on sale of leased railcars with a net book value of $16.6 million. We did not sell any railcars available for lease during the nine months ended September 30, 2018.

Restructuring and Impairment Charges

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. Restructuring and impairment charges related to the Roanoke closure for the nine months ended September

30, 2019 included employee severance and retention costs of $1.3 million, non-cash impairment charges for property, plant and equipment of $1.4 million and other charges of $0.1 million. During the nine months ended September 30, 2019, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21.5 million during the nine months ended September 30, 2019. There were no restructuring and impairment charges for the nine months ended September 30, 2018.

Operating Loss

Our consolidated operating loss for the nine months ended September 30, 2019 was $66.6 million compared to $20.9 million for the nine months ended September 30, 2018. Operating loss for the Manufacturing segment was $43.4 million for the nine months ended September 30, 2019 compared to $8.0 million for the nine months ended September 30, 2018 reflecting the decrease in Manufacturing segment gross profit described above, the loss on sale of railcars available for lease and restructuring and impairment charges for the nine months ended September 30, 2019. Corporate and Other operating loss was $23.1 million for the nine months ended September 30, 2019 compared to $12.8 million for the nine months ended September 30, 2018 reflecting lower parts sales and the increases in Corporate and Other selling, general and administrative expenses described above.

Income Taxes

Our income tax benefit was $0.6 million for the nine months ended September 30, 2019 compared to $4.6 million for the nine months ended September 30, 2018. Our income tax benefit for the nine months ended September 30, 2019 primarily represents discrete events related to the goodwill impairment charge and changes in uncertain tax positions recorded during the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2019 was 0.9% compared to 23.6% for the nine months ended September 30, 2018.

Net Loss

As a result of the foregoing, our net loss was $65.6 million for the nine months ended September 30, 2019 compared to $14.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our diluted net loss per share was $5.20 compared to $1.20 for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2019 and 2018, were our cash and cash equivalent balances on hand, our securities held to maturity and our revolving credit facilities.

On April 12, 2019, our credit agreement with Bank of America N.A. was terminated and replaced by a new Credit and Security Agreement (the “BMO Credit Agreement”) with BMO Harris Bank N.A. (“BMO”). As of December 31, 2018, we had no borrowings under our prior revolving credit facility and $4.8 million in outstanding letters of credit under such facility. As of September 30, 2019, we had no borrowings under the BMO credit facility.

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “M&T Credit Agreement”) with M&T Bank N.A. As of September 30, 2019, FreightCar America Leasing 1, LLC had $10.2 million in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $16.5 million. See Note 10 – Revolving Credit Facilities.

Our restricted certificates of deposit and restricted cash equivalents balance was $4.4 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of September 30, 2019 are scheduled to expire at various dates through July 16, 2020.

We adopted ASU 2016-02, the new lease accounting standard, effective January 1, 2019 and also entered into an amendment of the lease of our Shoals, Alabama facility to extend the term. See Note 4 – Leases for additional information and discussion. On October 1, 2019, we exercised the termination provisions of the lease for our Roanoke manufacturing facility by notifying the lessor of our intent to terminate our lease as of March 31, 2020. On October 15, 2019, we notified retirees and affected active employees that we will terminate medical benefits offered to retirees and their dependents effective January 1, 2020. See Note 17 – Subsequent Events for additional information.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(25,553)	$(67,381)
Investing activities	30,712	12,586
Financing activities	9,212	(117)

Total	$14,371	$(54,912)

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

Our net cash used in operating activities for the nine months ended September 30, 2019 was $25.6 million compared to net cash used in operating activities of $67.4 million for the nine months ended September 30, 2018. Our net cash used in operating activities for the nine months ended September 30, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts. Our net cash used in operating activities for the nine months ended September 30, 2019 includes restructuring and impairment charges including non-cash impairment charges of $1.3 million related to the closure of our Roanoke facility and non-cash goodwill impairment charges of $21.5 million. Our net cash used in operating activities for the nine months ended September 30, 2018 reflects changes in working capital, including a $32.2 million increase in inventory on lease, a $31.3 million increase in accounts receivable due to the timing of deliveries of railcars and the related cash receipts, and a $14.5 million increase in inventory due to additional inventory on hand for the start-up of several new railcar orders.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2019 was $30.7 million and represented the $18.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), $11.5 million proceeds from sale of railcars available for lease and the $4.4 million maturity of restricted certificates of deposit (net of purchases) which was partially offset by capital expenditures of $3.3 million. Net cash provided by investing activities for the nine months ended September 30, 2018 was $12.6 million and primarily represented the $16.1 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), which was partially offset by the $5.1 million cost of railcars on operating leases.

Financing Activities. Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2019, compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 primarily represented $10.2 million of proceeds from our line of credit borrowings (collateralized by leased railcars) which were partially offset by $0.9 million of deferred financing costs related to our new credit facilities.

Capital Expenditures

Our capital expenditures were $3.3 million in the nine months ended September 30, 2019 compared to $1.1 million in the nine months ended September 30, 2018. Excluding unforeseen expenditures, management anticipates that total capital expenditures for 2019 will be between $4.0 million and $5.0 million, including amounts already paid.

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

FREIGHTCAR AMERICA, INC.

Date: October 31, 2019	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRISTOPHER J. EPPEL
Christopher J. Eppel, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ JOSEPH J. MALIEKEL
Joseph J. Maliekel, Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document