Form 10-K
period 2019-12-31
FreightCar America, Inc.
filed 2020-03-04
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 S. Wacker Drive, Suite 1500, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	RAIL	Nasdaq Global Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019 was $71.8 million, based on the closing price of $5.87 per share on the Nasdaq Global Market.

As of February 12, 2020, there were 13,270,992 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31	Part III

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

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The total cost of the restructuring plan is expected to range between $3.5 million and $4.5 million, excluding the lease termination gain of $2.4 million disclosed in Note 3, Leases to the Consolidated Financial Statements included in this Report, and will be incurred by the first half of 2020 (including costs already incurred in 2019). Annual cost savings of approximately $5.0 million are expected upon completion of the restructuring plan.

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castanos, Mexico in which it will manufacture railcars. Production of railcars at the facility is expected to begin in mid-2020.

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

Our primary customers are financial institutions, railroads and shippers, which represented 55%, 23% and 18%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2019. In the year ended December 31, 2019, we delivered 2,276 railcars, including 1,728 new railcars and 548 rebuilt railcars, compared to 4,214 railcars delivered in the year ended December 31, 2018, including 2,584 new railcars, 1,205 rebuilt railcars and 425 leased railcars Our total backlog of firm orders for railcars decreased from 1,699 railcars as of December 31, 2018 to 1,650 railcars as of December 31, 2019. Our backlog as of December 31, 2019 includes a variety of railcar types. The estimated sales value of our backlog is $206 million as of December 31, 2019.

Our Internet website is www.freightcaramerica.com. We make available, free of charge, on or through our website items related to Corporate governance, including, among other things, our Corporate governance guidelines, charters of various committees of the Board of Directors and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., 125 S. Wacker Drive, Suite 1500, Chicago, Illinois 60606.

OUR PRODUCTS AND SERVICES

We design and manufacture a broad variety of freight cars including covered hoppers, open top hoppers, gondolas, intermodal and non-intermodal flat cars that transport numerous types of dry bulk and containerized freight products.

In the last six years, we have added 37 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; coil gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

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

•

Boxcars. Our high capacity boxcar railcar product offerings, featuring inside length of 50’, single plug door and 60’9”, double plug doors, galvanized steel roof panels and nailable steel floors, primarily designed for transporting paper products, paper rolls, lumber and wood products and foodstuffs.

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

MANUFACTURING

Our railcar production facility in Cherokee, Alabama is certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Shoals manufacturing facility delivered its first railcars during the fourth quarter of 2013 and provides a solid platform from which to pursue a broad range of non-coal car business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars. During 2015, we expanded our Shoals facility to add additional production capacity to meet demand for our new types of railcars. On February 28, 2018, we acquired substantially all of the operating assets of Navistar, Inc. and its subsidiary, International Truck and Engine Investments Corporation, at the Shoals facility, including their railcar business. Our Roanoke, Virginia facility was closed for railcar production effective November 29, 2019 and the Company has notified the lessor of its intent to terminate its leases for the facility effective as of March 31, 2020.

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

Our customer base consists mostly of North American financial institutions, railroads and shippers. We believe that our customers’ preference for reliable, high-quality products, the relatively high cost for customers to switch manufacturers, our technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2019, revenue from three customers, Mitsui Rail Capital, LLC, BNSF Railway and PNC Rail Finance, LLC, accounted for approximately 15%, 12% and 12%, respectively, of total revenue. In 2019, sales to our top five customers accounted for approximately 59% of total revenue. In 2018, revenue from three customers, BNSF Railway, Wells Fargo Rail Corporation and Transtar, Inc., accounted for approximately 26%, 19% and 10%, respectively, of total revenue. In 2018, sales to our top five customers accounted for approximately 71% of total revenue. Our railcar sales to customers outside the United States were $6.7 million and $12.9 million in 2019 and 2018, respectively. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred and totaled $1.0 million and $42,000 for the years ended December 31, 2019 and 2018, respectively.

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

	Year Ended December 31,
	2019	2018
Railcar backlog at start of period	1,699	2,392
Railcars delivered	(2,276)	(4,214)
Net railcar orders received (canceled)	2,227	3,521

Railcar backlog at end of period (1)	1,650	1,699

Estimated revenue from backlog at end of period (in thousands) (2)	$206,044	$160,157

(1)	Railcar backlog includes 0 rebuilt railcars as of each of December 31, 2019 and 2018.
(2)

Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog as of December 31, 2019 includes $104.1 million that is not expected to be converted to sales within one year. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Mandel Metals and Champagne Metals. Aluminum prices generally are not fixed at the time a railcar order is accepted due to our infrequent usage and subsequent low volume purchases of aluminum. Our primary carbon steel and fabrication suppliers are Steel Warehouse, O’Neal Steel and Jemison. We also utilize our Shoals, AL fabrication shop. We do have fixed pricing, based on futures, established on some raw sheet steel for dedicated tonnage when it makes financial sense to do so.

Our primary component suppliers include Wabtec, New York Air Brake, SKF, and Amsted, Inc., who supplies us with truck components, brake components, couplers and bearings. Also, Standard Steel supplies us with axles and wheels. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 37% and 87% of our new railcars produced in 2019 and 2018, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers.

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

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. No single supplier accounted for more than 7% and 12% of our total purchases in 2019 and 2018, respectively. Our top ten suppliers accounted for 37% and 48% of our total purchases in 2019 and 2018, respectively.

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

EMPLOYEES

As of December 31, 2019, we had 496 employees, of whom 137 were salaried and 359 were hourly wage earners, and approximately 2% of our employees were members of unions. As of December 31, 2018, we had 1,077 employees, of whom 183 were salaried and 894 were hourly wage earners, and approximately 5%, of our employees were members of unions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2019:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters (1)	Chicago, Illinois	15,540 square feet	Leased	January 31, 2020
Railcar assembly and component manufacturing	Roanoke, Virginia	383,709 square feet on 15.5 acres of land	Leased	March 31, 2020
Railcar assembly and component manufacturing	Cherokee, Alabama	2,150,000 square feet	Leased	December 31, 2026
Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023

(1)	On February 1, 2020, we moved our Corporate headquarters to another location in Chicago, Illinois where we are leasing 8,800 square feet of office space.

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of February 11, 2020, there were approximately 86 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency.

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

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. Restructuring and impairment charges related to the plant closure for the year ended December 31, 2019 included employee severance and other employment termination costs of $1.3 million, other charges of $0.6 million and non-cash impairment charges of $1.4 million for property, plant and equipment. The plant closure also resulted in a lease termination gain of $2.4 million which partially offset restructuring and impairment charges for the year ended December 31, 2019. During the Company’s annual goodwill impairment analysis as of August 1, 2019, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21.5 million during the year ended December 31, 2019.

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States, to manufacture railcars in Castanos, Mexico, in exchange for a 50% non-controlling interest in the operation. Production of railcars at the facility is expected to begin in mid-2020. The Company’s initial obligations under the joint venture include capital contributions of $25 million over several years through a combination of assets and cash. The Company expects to contribute between $5 million and $9 million to the joint venture during 2020.

Railcar deliveries totaled 2,276 units, consisting of 1,728 new railcars and 548 rebuilt railcars, for the year ended December 31, 2019, compared to 4,214 units, consisting of 2,584 new railcars, 1,205 rebuilt railcars and 425 leased railcars, for the year ended December 31, 2018. Our total backlog of firm orders for railcars decreased from 1,699 railcars as of December 31, 2018 to 1,650 railcars as of December 31, 2019.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. As we diversified, although we strove to reduce manufacturing costs at our manufacturing facilities, our cost of sales has been negatively impacted by production inefficiencies and idle capacity as we entered into new railcar markets and invested in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2019 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating loss

Operating loss represents revenues less cost of sales, gain on sale of railcars available for lease, gain on sale of facility, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Revenues

Our consolidated revenues for the year ended December 31, 2019 were $230.0 million compared to $316.5 million for the year ended December 31, 2018. Manufacturing segment revenues for the year ended December 31, 2019 were $219.1 million compared to $302.2 million for the year ended December 31, 2018. The decrease in Manufacturing segment revenues for 2019 compared to 2018 period reflects a decrease in the number of railcars delivered which was partially offset by a higher average selling price for new railcars and a higher number of new versus rebuilt railcars. Corporate and Other revenues for the year ended December 31, 2019 were $10.9 million compared to $14.4 million for the year ended December 31, 2018 reflecting lower parts sales.

Gross Profit

Our consolidated gross profit margin was (6.2)% for the year ended December 31, 2019 compared to (1.2)% for the year ended December 31, 2018. Our consolidated gross loss for the year ended December 31, 2019 was $14.3 million compared to $3.6 million for the year ended December 31, 2018. Manufacturing segment gross loss for the year ended December 31, 2019 was $16.9 million compared to $7.1 million for the year ended December 31, 2018. The decline in railcar deliveries contributed a $5.8 million decrease in gross profit in our Manufacturing segment for 2019 compared to 2018. The unfavorable operating leverage due to lower production volumes accounted for the remaining decline in margin in 2019.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2019 were $38.3 million compared to $29.1 million for the year ended December 31, 2018. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2019 were $7.0 million compared to $8.0 million for the year ended December 31, 2018 primarily due to lower allocated costs of $0.3 million, decreases in salaries and wages of $0.1 million, decreases in employee severance of $0.1 million and decreases in third-party sales commissions of $0.2 million. Corporate and Other selling, general and administrative expenses were $31.3 million for the year ended December 31, 2019 compared to $21.0 million for the year ended December 31, 2018. The increase in Corporate and Other selling, general and administrative expenses for the year ended December 31, 2019 was primarily due to $7.5 million recorded as part of a settlement agreement reached with one of our customers to settle all claims related to a prior year’s commercial dispute. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2019 also reflected increases in incentive compensation of $2.1 million, research and development costs of $0.9 million and legal fees of $0.7 million, partially offset by a $2.0 million decrease in stock-based compensation compared to the year ended December 31, 2018.

Loss on Sale of Railcars Available for Lease

Loss on sale of railcars available for lease for the year ended December 31, 2019 was $7.3 million and represented the loss on sale of leased railcars with a net book value of $24.5 million. We did not sell any railcars available for lease during the year ended December 31, 2018.

Gain on Termination of Postretirement Benefit Plan

On October 15, 2019, the Company notified retirees and affected active employees that it would terminate medical benefits offered to retirees of the Company and their dependents effective January 1, 2020. The retiree benefits that were terminated include medical insurance and vision insurance that were offered under the FreightCar America, Inc. Health and Welfare Plan. The benefit termination resulted in a gain of $6.6 million.

Restructuring and Impairment Charges

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. Restructuring and impairment charges related to the plant closure for the year ended December 31, 2019 included employee severance and other employment termination costs of $1.3 million, other charges of $0.6 million and non-cash impairment charges of $1.4 million for property, plant and equipment. The plant closure also resulted in a lease termination gain of $2.4 million which partially offset restructuring and impairment charges for the year ended December 31, 2019. During the Company’s annual goodwill impairment analysis as of August 1, 2019, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21.5 million during the year ended December 31, 2019. There were no restructuring and impairment charges for the year ended December 31, 2018.

Operating Loss

Our consolidated operating loss for the year ended December 31, 2019 was $75.6 million compared to $32.1 million for the year ended December 31, 2018. Operating loss for the Manufacturing segment was $53.5 million for the year ended December 31, 2019 compared to $14.6 million for the year ended December 31, 2018 reflecting the decrease in Manufacturing segment gross profit described above, the loss on sale of railcars available for lease and restructuring and impairment charges for the year ended December 31, 2019. Corporate and Other operating loss was $22.1 million for the year ended December 31, 2019 compared to $17.5 million for the year ended December 31, 2018 reflecting lower parts sales, increases in Corporate and Other selling, general and administrative expenses and the gain on termination of postretirement benefit plan described above.

Income Taxes

Our income tax benefit was $0.1 million for the year ended December 31, 2019 compared to an income tax provision of $10.2 million for the year ended December 31, 2018. The year ended December 31, 2018 included income tax expense of $18.2 million related to recognition of additional valuation allowance against our deferred tax assets. We concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. Our effective tax rate for the year ended December 31, 2019 was 0.2% compared to (33.4)% for the year ended December 31, 2018. The change in our effective tax rate was primarily due to the impact of the valuation allowance recorded in 2018.

Net Loss

As a result of the foregoing, our net loss was $75.2 million for the year ended December 31, 2019, compared to a net loss of $40.6 million for the year ended December 31, 2018. For the year ended December 31, 2019 our diluted net loss per share was $5.95 compared to diluted net loss per share of $3.26 for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalent balances on hand.

On April 12, 2019, our credit agreement with Bank of America N.A. was terminated and replaced by a new Credit and Security Agreement (the “BMO Credit Agreement”) with BMO Harris Bank N.A. (“BMO”). As of December 31, 2019, we had no borrowings under the BMO credit facility and $4.0 million in outstanding letters of credit under the BMO credit facility. As of December 31, 2018, we had no borrowings under our prior revolving credit facility and $4.8 million in outstanding letters of credit under such facility.

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “M&T Credit Agreement”) with M&T Bank N.A. As of December 31, 2019, FreightCar America Leasing 1, LLC had $10.2 million in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $16.5 million. See Note 12, Revolving Credit Facilities to our Consolidated Financial Statements included in this Report.

Our restricted certificates of deposit and restricted cash equivalents balance was $4.2 million and $5.0 million as of December 31, 2019 and 2018, respectively, and consisted of certificates of deposit used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of December 31, 2019 are scheduled to expire at various dates through January 17, 2021.

We adopted ASU 2016-02, the new lease accounting standard, effective January 1, 2019 and also entered into an amendment of the lease of our Shoals, Alabama facility to extend the term. On October 1, 2019, we exercised the termination provisions of the lease for our Roanoke manufacturing facility by notifying the lessor of our intent to terminate our lease as of March 31, 2020. See Note 3, Leases to our Consolidated Financial Statements included in this Report for additional information and discussion.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances and operating cash flows together with amounts available under our revolving credit facilities, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. On October 15, 2019, we notified retirees and affected active employees that we would terminate medical benefits offered to retirees and their dependents effective January 1, 2020. See Note 14, Employee Benefit Plans to our Consolidated Financial Statements included in this Report for additional information. Benefits under our pension plan are now frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2019, our benefit obligation under our defined benefit pension plan was $53.3 million, which exceeded the fair value of plan assets by $6.5 million. We made no contributions to our defined benefit pension plan during 2019 and are not required to make any contributions to our defined benefit pension plan in 2020. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(18,979)	$(31,644)
Investing activities	30,954	(10,946)
Financing activities	9,212	(128)

Total	$21,187	$(42,718)

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

Our net cash used in operating activities for the year ended December 31, 2019 was $19.0 million compared to $31.6 million for the year ended December 31, 2018. Our net cash used in operating activities for the year ended December 31, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts. Our net cash used in operating activities for the year ended December 31, 2019 includes non-cash goodwill impairment charges of $21.5 million and loss from the sale of railcars available for lease of $7.3 million. Our net cash used in operating activities for the year ended December 31, 2018 reflects our net loss of $40.6 million, increases in accounts receivable of $10.6 million, increases in inventories of $16.3 million to meet current production needs which were partially offset by increases in accounts and contractual payables of $10.7 million, non-cash depreciation and amortization of $12.1 million and the net $10.0 million decrease in deferred tax assets as a result of our valuation allowance.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2019 was $31.0 million and represented the $18.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), $17.3 million proceeds from sale of railcars available for lease and the $1.3 million maturity of restricted certificates of deposit (net of purchases) which were partially offset by capital expenditures of $5.6 million. Net cash used in investing activities for the year ended December 31, 2018 was $10.9 million and primarily represented the $37.3 million cost of railcars available for lease which was partially offset by the $25.4 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases) and the $0.8 million maturity of restricted certificates of deposit (net of purchases).

Financing Activities. Net cash provided by financing activities was $9.2 million for the year ended December 31, 2019, compared to net cash used in financing activities of $0.1 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 primarily represented $10.2 million of proceeds from our line of credit borrowings (collateralized by leased railcars) which were partially offset by $0.9 million of deferred financing costs related to our new credit facilities.

Capital Expenditures

Our capital expenditures were $5.6 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018. During the year ended December 31, 2018, we also acquired $17.2 million of equipment as part of the net settlement of our acquisition of Navistar’s business at our Shoals facility. We anticipate capital expenditures during 2020 to be in the range of $10 million to $12 million. Our total obligations under our Mexico joint venture agreement is up to $25 million over several years through a combination of assets and cash.

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

Due to the closure of our Roanoke, Virginia manufacturing facility, we tested the long-lived assets at our Roanoke facility for impairment during the second quarter of 2019. The carrying values of property, plant and equipment at our Roanoke facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $1.4 million for the year ended December 31, 2019. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values.

Our history of operating losses and a significant drop in our stock price resulted in us performing an impairment analysis of long-lived assets in 2019 by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group and concluded the carrying value is recoverable.

Impairment of goodwill

We assess the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2019, we performed our annual assessment of our Manufacturing reporting unit, the only reporting unit carrying goodwill. The outlook for new railcar demand and usage accelerated its decline in the second half of 2019. In addition, the sustained decline in our stock price as well as a change in our business model and market share decline have resulted in downward revisions of our forecasts of current and future projected earnings and cash flows for the Manufacturing reporting unit. Management determined the fair value of the Manufacturing reporting unit using the income approach, utilizing the discounted cash flow method. Fair value calculations using the income approach contain significant judgments and estimates with respect to a variety of factors that will significantly impact the future performance of the business, including: future railcar volume projections based on expected railcar demand; estimated margins on railcar sales; estimated growth rate for selling, general and administrative costs; future effective tax rate for the Company; and weighted-average cost of capital (“WACC”). Management estimated a WACC of 16% for our August 1, 2019 goodwill impairment valuation analysis. Based on this analysis, we determined that the carrying value of our Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, we recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21.5 million during the year ended December 31, 2019. The new railcar market and the operating environment for our Manufacturing reporting unit continue to be challenging.

We performed our annual goodwill impairment assessment for 2018 on August 1, 2018. In addition, we tested goodwill for impairment as of December 31, 2018 due to a significant drop in the Company’s stock price. During each of our 2018 goodwill impairment assessments we estimated the fair value of our Manufacturing reporting unit, the only reporting unit with associated goodwill, and concluded that the estimated fair value of the Manufacturing reporting unit exceeded the carrying value and therefore no impairment charges were recorded. For our annual 2018 impairment testing we determined the fair value of the Manufacturing reporting unit using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline public company method. The discounted cash flow method indicates the fair value of a business based on the present value of the cash flows that the business can be expected to generate in the future, and the guideline company method seeks to determine the multiple of revenue or earnings at which shares of similar companies are exchanged to estimate the fair value of a company’s equity. For our interim 2018 impairment testing we determined the fair value of the Manufacturing reporting unit using the discounted cash flow method with updated assumptions including the risk of achieving projected future cash flows to incorporate the view of a market participant. During our impairment test as of December 31, 2018 we noted that the fair value of the Manufacturing reporting unit exceeded its carrying value by $12 million, or 6.4% of the carrying value.

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

We use our knowledge of the railcar market and history of railcar sales to estimate volume projections in our discounted cash flow method. We believe that this data is the best indicator of expected future performance assuming that we maintain a consistent market share over time, which management believes is supportable based on historical performance. Our estimated gross margins used in the discounted cash flow method are based primarily on historical gross margins achieved over the duration of a business cycle. Management estimated WACC of 16%, and 13% for our December 31, 2018 and August 1, 2018 goodwill impairment valuation analyses for our Manufacturing reporting unit.

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

In 2019, we assumed that the expected long-term rate of return on pension plan assets would be 5.40%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2019:

	1% Increase		1% Decrease
	(in thousands)
Effect on net periodic benefit cost		$(411)	$411

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2019, we determined this rate on our pension plan to be 3.22% a decrease of 1.13% from the 4.35% rate used at December 31, 2018. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$39		$(63)

In October 2019, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2019), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2018) were developed. We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted Pri-2012 with MP-2019 for purposes of measuring our pension obligations at December 31, 2019.

For the years ended December 31, 2019 and 2018, we recognized consolidated pre-tax pension benefit cost (income) of $0.2 million and $(0.7) million, respectively. We are not required to make any contributions to our pension plan during 2019. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

On October 15, 2019, the Company notified retirees and affected active employees that it would terminate medical benefits offered to retirees of the Company and their dependents effective January 1, 2020. The retiree benefits that were terminated include medical insurance and vison insurance that were offered under the FreightCar America, Inc. Health and Welfare Plan. The benefit termination resulted in a gain of $6.6 million. For the years ended December 31, 2019 and 2018, we recognized a consolidated pre-tax postretirement benefit cost of $(0.2) million and $0.0 million, respectively, excluding the termination gain recorded for the year ended December 31, 2019.

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

As of December 31, 2019 and 2018, we concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. Our income tax provision for the year ended December 31, 2018 includes income tax expense of $18.2 million related to recognition of additional valuation allowance, bringing our total valuation allowance as of December 31, 2018 to $24.5 million. Net of the valuation allowance, we had total net deferred tax liabilities of $0.4 million as of December 31, 2018. As of December 31, 2019 our total valuation allowance was $39.6 million and we had total net deferred tax liabilities of $0.0 million.

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

Revenue recognition

We generally recognize revenue at a point in time, as we satisfy a performance obligation, by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and title and risk of loss are transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, our performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, we recognize revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. We generally do not provide discounts or rebates in the normal course of business. As a practical expedient, we recognize the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that we otherwise would have recognized is one year or less. Performance obligations are satisfied and we recognize revenue from most parts sales when the parts are shipped to customers. We recognize operating lease revenue on Inventory on Lease on a contractual basis and recognize operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. We recognize revenue from the sale of Inventory on Lease on a gross basis in manufacturing sales and cost of sales if the sales process is completed within 12 months of the manufacture of the leased railcars. We recognize revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

We recognize a loss against related inventory when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FreightCar America, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted ASC 2016-02, as amended, Leases, using the modified retrospective method on January 1, 2019.

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

Chicago, Illinois

March 4, 2020

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of FreightCar America, Inc:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FreightCar America, Inc and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 4, 2020, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph related to the Company’s change in method of accounting for leases in the year ended December 31, 2019, due to the adoption of Accounting Standard Update No. 2016-02, as amended.

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

Chicago, Illinois
March 4, 2020

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$66,257	$45,070
Restricted certificates of deposit	3,769	4,952
Marketable securities	—	18,019
Accounts receivable, net of allowance for doubtful accounts of $91 and $91, respectively	6,991	18,218
Inventories, net	25,092	64,562
Other current assets	7,570	5,012

Total current assets	109,679	155,833
Property, plant and equipment, net	38,564	45,317
Railcars available for lease, net	38,900	64,755
Right of use asset	56,507	—
Goodwill	—	21,521
Other long-term assets	1,552	2,311

Total assets	$245,202	$289,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$11,713	$34,749
Accrued payroll and other employee costs	1,389	1,639
Reserve for workers’ compensation	3,210	3,344
Accrued warranty	8,388	9,309
Customer deposits	5,123	3,000
Deferred income state and local incentives, current	2,219	2,219
Deferred rent, current	—	6,466
Lease liability, current	14,960	—
Other current liabilities	2,428	1,324

Total current liabilities	49,430	62,050
Long-term debt	10,200	—
Accrued pension costs	6,510	5,841
Accrued postretirement benefits, less current portion	420	4,975
Deferred income state and local incentives, long-term	4,722	6,941
Deferred rent, long-term	—	15,519
Lease liability, long-term	53,766	—
Other long-term liabilities	3,000	801

Total liabilities	128,048	96,127

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 12,731,678 shares issued at December 31, 2019 and December 31, 2018	127	127
Additional paid in capital	83,027	90,593
Treasury stock, at cost, 44,855 and 272,030 shares at December 31, 2019 and December 31, 2018, respectively	(989)	(9,721)
Accumulated other comprehensive loss	(10,780)	(8,188)
Retained earnings	45,824	120,799

Total FreightCar America stockholders’ equity	117,209	193,610
Noncontrolling interest in JV	(55)	—

Total stockholders’ equity	117,154	193,610

Total liabilities and stockholders’ equity	$245,202	$289,737

See notes to consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2019	2018
Revenues	$229,958	$316,519
Cost of sales	244,258	320,146

Gross loss	(14,300)	(3,627)
Selling, general and administrative expenses	38,302	29,051
Loss on sale of railcars available for lease	7,266	—
Gain on sale of facility	—	(573)
Gain on termination of postretirement benefit plan	(6,637)	—
Restructuring and impairment charges	22,371	—

Operating loss	(75,602)	(32,105)
Interest expense and deferred financing costs	(609)	(155)
Other income	858	1,848

Loss before income taxes	(75,353)	(30,412)
Income tax (benefit) provision	(115)	10,169

Net loss	(75,238)	(40,581)
Less Net loss attributable to noncontrolling interest in JV	(55)	—

Net loss attributable to FreightCar America	$(75,183)	$(40,581)

Net loss per common share attributable to FreightCar America- basic	$(5.95)	$(3.26)

Net loss per common share attributable to FreightCar America- diluted	$(5.95)	$(3.26)

Weighted average common shares outstanding - basic	12,352,142	12,318,861

Weighted average common shares outstanding - diluted	12,352,142	12,318,861

Dividends declared per common share	$—	$—

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(75,238)	$(40,581)

Other comprehensive (loss) income net of tax:
Pension liability adjustments, net of tax	(476)	(597)
Postretirement liability adjustments, net of tax	(2,116)	(24)

Other comprehensive (loss) income	(2,592)	(621)

Comprehensive loss	$(77,830)	$(41,202)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest in JV	Equity
Balance, January 1, 2018	12,731,678	$127	$90,347	(336,982)	$(12,555)	$(7,567)	$161,380	$—	$231,732
Net loss	—	—	—	—	—	—	(40,581)	—	(40,581)
Other comprehensive loss	—	—	—	—	—	(621)	—	—	(621)
Restricted stock awards	—	—	(3,141)	85,182	3,141	—	—	—	—
Employee stock settlement	—	—	—	(7,089)	(118)	—	—	—	(118)
Forfeiture of restricted stock awards	—	—	189	(13,141)	(189)	—	—	—	—
Stock-based compensation recognized	—	—	3,198	—	—	—	—	—	3,198

Balance, December 31, 2018	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$—	$193,610
Cumulative effective of adoption of ASC 842	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	(75,183)	(55)	(75,238)
Other comprehensive loss	—	—	—	—	—	(2,592)	—	—	(2,592)
Restricted stock awards	—	—	(9,170)	293,309	9,170	—	—	—	—
Employee stock settlement	—	—	—	(7,404)	(59)	—	—	—	(59)
Forfeiture of restricted stock awards	—	—	379	(58,730)	(379)	—	—	—	—
Stock-based compensation recognized	—	—	1,225	—	—	—	—	—	1,225

Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(75,238)	$(40,581)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	22,371	—
Net proceeds from Shoals transaction	—	2,655
Depreciation and amortization	12,438	12,017
Amortization expense - right-of-use leased assets	10,485	—
Recognition of deferred income from state and local incentives	(2,219)	(2,220)
Loss on sale of railcars available for lease	7,197	—
Gain on termination of postretirement benefit plan	(6,637)	—
Deferred income taxes	176	9,969
Stock-based compensation recognized	1,225	3,198
Other non-cash items, net	(975)	(304)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,227	(10,637)
Inventories	40,649	(16,311)
Other assets	(2,127)	1,728
Accounts and contractual payables	(23,961)	10,693
Accrued payroll and employee benefits	(1,368)	(165)
Income taxes receivable/payable	155	657
Accrued warranty	(921)	1,247
Lease liability	(17,602)	—
Other liabilities	6,201	(2,461)
Accrued pension costs and accrued postretirement benefits	(55)	(1,129)

Net cash flows used in operating activities	(18,979)	(31,644)

Cash flows from investing activities
Purchase of restricted certificates of deposit	(4,981)	(8,312)
Maturity of restricted certificates of deposit	6,164	9,080
Purchase of securities held to maturity	(1,986)	(111,356)
Proceeds from maturity of securities	20,025	136,716
Cost of railcars available for lease	—	(37,347)
Purchase of property, plant and equipment	(5,573)	(2,185)
Proceeds from sale of property, plant and equipment and railcars available for lease	17,305	2,458

Net cash flows provided by (used in) investing activities	30,954	(10,946)

Cash flows from financing activities
Proceeds from line of credit borrowings	10,200	—
Employee stock settlement	(59)	(118)
Deferred financing costs	(929)	(10)

Net cash flows provided by (used in) financing activities	9,212	(128)

Net increase (decrease) in cash and cash equivalents	21,187	(42,718)
Cash, cash equivalents and restricted cash equivalents at beginning of year	45,070	87,788

Cash, cash equivalents and restricted cash equivalents at end of year	$66,257	$45,070

Supplemental cash flow information
Interest paid	$196	$68

Income tax refunds received	$1,057	$599

Income tax paid	$79	$5

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castanos, Mexico in which it will manufacture railcars. Production of railcars at the facility is expected to begin in mid-2020.

On October 1, 2019, Johnstown America, LLC notified the lessor of its Roanoke, Virginia manufacturing facility of its intention to cease operations at the facility as of November 29, 2019.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar America, Inc. and all of its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. During 2019 the Company entered into a joint venture arrangement with Fasemex to manufacture railcars in Castanos, Mexico, in exchange for a 50% non-controlling interest in the operation. Under the terms of the joint venture, the Company has the right to appoint the majority of the members of the board and management for the joint venture. The Company’s initial obligations under the joint venture include capital contributions of $25,000 over several years through a combination of assets and cash.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, marketable securities, accounts receivable, accounts payable and long-term debt) as of December 31, 2019 and 2018, have fair values that approximate their carrying values.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

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

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Research and Development

Costs associated with research and development are expensed as incurred and totaled approximately $955 and $42 for the years ended December 31, 2019 and 2018, respectively. Such costs are reported within selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company assesses the carrying value of goodwill for impairment annually or more frequently whenever events occur and circumstances change indicating potential impairment. On August 1, 2019, the Company performed its annual assessment of its Manufacturing reporting unit, the only reporting unit carrying goodwill. The new railcar market and the operating environment for the Company’s Manufacturing reporting unit continue to be challenging. The outlook for new railcar demand and usage accelerated its decline in the second half of 2019. In addition, the sustained decline in the Company’s stock price as well as a change in the Company’s business model and market share decline have resulted in downward revisions of the Company’s forecasts of current and future projected earnings and cash flows for the Manufacturing reporting unit. Management determined the fair value of the Manufacturing reporting unit using the income approach, utilizing the discounted cash flow method. Fair value calculations using the income approach contain significant judgments and estimates with respect to a variety of factors that will significantly impact the future performance of the business, including: future railcar volume projections based on expected railcar demand; estimated margins on railcar sales; estimated growth rate for selling, general and administrative costs; future effective tax rate for the Company; and weighted-average cost of capital (“WACC”). Management estimated a WACC of 16% for the Company’s August 1, 2019 goodwill impairment valuation analysis. Based on this analysis, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21,521 during the year ended December 31, 2019.

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

Management evaluates net deferred tax assets and provides a valuation allowance when it believes that it is more likely than not that some portion of these assets will not be realized. In making this determination, management evaluates both positive evidence, such as cumulative pre-tax income for previous years, the projection of future taxable income, the reversals of existing taxable temporary differences and tax planning strategies, and negative evidence, such as any recent history of losses and any projected losses. Management also considers the expiration dates of net operating loss carryforwards in the evaluation of net deferred tax assets. Management evaluates the realizability of the Company’s net deferred tax assets and assesses the valuation allowance on a quarterly basis, adjusting the amount of such allowance as necessary. The year ended December 31, 2018 included income tax expense of $18,187 related to recognition of additional valuation allowance against our deferred tax assets. (See Note 15, Income Taxes)

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

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

State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received. State and local incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related long-lived assets of seven to sixteen years.

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year ended December 31,
	2019	2018
Railcar sales	$212,716	$296,394
Parts sales	10,699	14,180
Other sales	91	59

Revenues from contracts with customers	223,506	310,633
Leasing revenues	6,452	5,886

Total revenues	$229,958	$316,519

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is generally one year or less.

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

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of December 31, 2019. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2019 were $5,607.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2019 with expected duration of greater than one year of $104,100.

Earnings (Loss) Per Share

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the recent U.S. tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company did not elect to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act to retained earnings.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The amendment in ASU 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 and accounting for goodwill impairment recognized in 2019 is in accordance with the guidance under ASU 2017-04.

In February 2016, the FASB issued ASU 2016-02, as amended, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months regardless of whether the lease is classified as an operating lease or a financing lease. The Company adopted ASU 2016-02 effective January 1, 2019. See Note 3, Leases for the impact on the consolidated financial statements and related disclosures from the adoption of this standard.

Note 3 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, Leases (Topic 842) using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

classification, and initial direct lease costs. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $45,727 and corresponding operating lease liabilities of $67,508 as of January 1, 2019. The consolidated balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases are between 2.5 and 8 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the consolidated balance sheet. Operating lease ROU assets are presented within long term assets, the current portion of operating lease liabilities are presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the consolidated balance sheet.

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

Year Ended December 31, 2019
Operating lease costs:
Fixed	$13,662
Variable	—
Short-term	$1,032

Total lease cost	$14,694

Supplemental balance sheet information related to leases were as follows:

December 31, 2019
Operating leases:
Right of use assets	$56,507
Lease liabilities:
Lease liability, current	$14,960
Lease liability, long-term	53,766

Total operating lease liabilities	$68,726

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Supplemental cash flow information is as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,778

Total	$20,778

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$32,079

Total	$32,079

The aggregate future lease payments for operating leases as of December 31, 2019 are as follows:

Operating leases
2020	17,743
2021	17,200
2022	9,969
2023	8,832
2024	8,082
Thereafter	16,164
Total lease payments	77,990
Less: interest	(9,263)

Total	$68,726

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows:

Operating leases
2019	$20,295
2020	20,595
2021	20,424
2022	4,873
2023	3,820
Thereafter	3,024

Total	$73,031

Weighted-average remaining lease term (years)
Operating leases	7.5
Weighted-average discount rate
Operating leases	4.5%

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

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

In October 2019, the Company recorded a $2,445 gain as a result of the remeasurement of the lease liability following its notice of termination of the Company’s Roanoke lease.

During 2019, the Company entered into a lease agreement for new office space for which the company took possession on February 1, 2020. The new lease arrangement requires total minimum lease payments of approximately $3,000 over 11.5 years.

Note 4 – Fair Value Measurements

The following table sets forth by level within the ASC 820 Fair Value Measurement fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$4,580	$—	$—	$4,580
Restricted certificates of deposit	$3,769	$—	$—	$3,769
Escrow receivable	$—	$—	$930	$930

Recurring Fair Value Measurements	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$17,012	$—	$—	$17,012
Restricted certificates of deposit	$4,952	$—	$—	$4,952
Escrow receivable	$—	$—	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of each of December 31, 2019 and 2018, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 5 – Marketable Securities

The Company’s current investment policy is to invest in cash, certificates of deposit, U.S. treasury securities, U.S. government agency obligations and money market funds invested in U.S. government securities. Marketable securities of $18,019 as of December 31, 2018 consisted of U.S. treasury securities held to maturity and certificates of deposit with original maturities of greater than 90 days and up to one year. The Company had no marketable securities as of December 31, 2019. Due to the short-term nature of these securities and their low interest rates, there is no material difference between their fair market values and amortized costs.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2019	2018
Work in process	$19,742	$60,112
Parts inventory	5,350	4,450

Total inventories, net	$25,092	$64,562

Inventory on the Company’s consolidated balance sheets includes reserves of $5,633 and $6,812 relating to excess or slow-moving inventory for parts and work in process at December 31, 2019 and 2018, respectively.

Note 7 – Leased Railcars

Railcars available for lease at December 31, 2019 was $38,900 (cost of $43,045 and accumulated depreciation of $4,145) and at December 31, 2018 was $64,755 (cost of $70,850 and accumulated depreciation of $6,095). Depreciation expense on railcars available for lease was $1,365 and $1,458 for the years ended December 31, 2019 and 2018, respectively.

Leased railcars at December 31, 2019 are subject to lease agreements with external customers with remaining terms of up to five and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2019 are as follows:

Year ending December 31, 2020	$5,461
Year ending December 31, 2021	4,598
Year ending December 31, 2022	4,205
Year ending December 31, 2023	2,333
Year ending December 31, 2024	1,545
Thereafter	515

$18,657

Note 8 – Restructuring and Impairment Charges

Restructuring and Impairment Related to Plant Closure

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy and ceased operations at the facility as of November 29, 2019. On January 30, 2020, the Company notified the lessor of its intent to terminate its leases for the facility effective as of March 31, 2020. The cost of the restructuring plan is expected to range between $3,500 and $4,500, excluding the lease termination gain disclosed in Note 3 Leases, and will be incurred by the first half of 2020 (including costs already incurred in 2019). Restructuring and impairment charges related to the plant closure primarily include non-cash impairment charges for property, plant and equipment at the Roanoke facility and employee severance and retention charges. Restructuring and impairment charges have been partially offset by the lease termination gain described in Note 3, Leases.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Goodwill Impairment

As disclosed in Note 2, Summary of Significant Accounting Policies the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21,521 during 2019.

Restructuring and impairment charges are reported as a separate line item on the Company’s consolidated statements of operations for the year ended December 31, 2019 and are detailed below:

Year ended December 31, 2019
Impairment charges for leasehold improvements and equipment	$1,381
Employee severance and retention	1,332
Other charges related to facility closure	582
Lease termination gain	(2,445)
Goodwill impairment	21,521

Total restructuring and impairment costs	$22,371

There were no restructuring and impairment charges during the year ended December 31, 2018.

Accrued restructuring and impairment charges related to the Manufacturing segment are detailed below:

	Accrued as of December 31, 2018	Cash Charges	Non-cash charges	Cash payments	Accrued as of December 31, 2019
Impairment charges for leasehold improvements and equipment	$—	$—	$1,381	$—	$—
Employee severance and retention	—	1,332	—	(685)	647
Other charges related to facility closure	—	560	22	(201)	359
Lease termination gain	—	—	(2,445)	—	—
Goodwill impairment	—	—	21,521	—	—

Total restructuring and impairment costs	$—	$1,892	$20,479	$(886)	$1,006

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2019	2018
Land	$—	$—

Buildings and improvements	229	229
Leasehold improvements	8,590	14,988
Machinery and equipment	81,478	86,542
Software	9,663	9,011
Construction in process	2,439	465

Total cost	102,399	111,235
Less: Accumulated depreciation and amortization	(63,835)	(65,918)

Total property, plant and equipment, net	$38,564	$45,317

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Depreciation expense for the years ended December 31, 2019 and 2018, was $11,073 and $10,559, respectively. The table above reflects the impairment charges of $1,381 to property, plant and equipment for the year ended December 31, 2019 described in Note 8, Restructuring and Impairment Charges.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to seven years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Balance at the beginning of the year	$9,309	$8,062
Current year provision	1,416	1,324
Reductions for payments, costs of repairs and other	(363)	(526)
Adjustments to prior warranties	(1,974)	449

Balance at the end of the year	$8,388	$9,309

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2019.

In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals facility. This amount was received in January 2017.

The changes in deferred income from these incentives for the years ended December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Balance at the beginning of the year	$9,160	$11,380
State and local incentives received during the year	—	—
Recognition of state and local incentives as a reduction of cost of sales	(2,219)	(2,220)

Balance at the end of the year, including current portion	$6,941	$9,160

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Note 12 – Revolving Credit Facilities

BMO Credit Agreement

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). Pursuant to the BMO Credit Agreement, BMO extended an asset-backed credit facility in the maximum aggregate principal amount of up to $50,000, consisting of revolving loans and a sub-facility for letters of credit not to exceed the lesser of $10,000 and the amount of the revolving credit facility.

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

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets. As of December 31, 2019, the Company had no borrowings under the BMO credit facility.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

The M&T Credit Agreement has a term ending on April 16, 2021. Loans outstanding thereunder will bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of December 31, 2019, FreightCar Leasing Borrower had $10,200 in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $16,450. As of December 31, 2019, the interest rate on outstanding debt under the M&T Credit Agreement was 3.96% representing the 90 day LIBOR plus 2.05%.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2019
Pension liability activity:	$(1,025)	$—	$(1,025)
Actuarial loss
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	549	—	549
Postretirement liability activity:
Actuarial gain	—	—	—
Termination gain	4,369	—	4,369
Reclassification adjustment for termination gain (pre-tax gain on termination of postretirement benefit plan)	(6,637)	(527)	(6,110)
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(389)	—	(389)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	14	—	14

	$(3,119)	$(527)	$(2,592)

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2018
Pension liability activity:
Actuarial gain	$(1,210)	$(258)	$(952)
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	451	96	355
Postretirement liability activity:
Actuarial gain	237	50	187
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(282)	(60)	(222)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	14	3	11

	$(790)	$(169)	$(621)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

The components of accumulated other comprehensive loss consist of the following:

	December 31, 2019	December 31, 2018
Unrecognized pension cost, net of tax of $6,282 and $6,282	$(10,780)	$(10,304)
Unrecognized postretirement income, net of tax of $0 and $527	—	2,116

	$(10,780)	$(8,188)

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

The Company also provided certain postretirement health care benefits for certain of its salaried retired employees. Generally, employees became eligible for health care benefits if they retired after attaining specified age and service requirements. These benefits were subject to deductibles, co-payment provisions and other limitations. On October 15, 2019 the Company notified retirees and affected active employees that it would terminate medical benefits offered to retirees of the Company and their dependents effective January 1, 2020. The retiree benefits that were terminated include medical insurance and vison insurance that were offered under the FreightCar America, Inc. Health and Welfare Plan. The benefit termination resulted in a gain of $6,637.

The Company has elected to utilize a full yield curve approach in estimating the service and interest components of net periodic benefit cost for postretirement benefits and the interest component for pension benefits by applying the specific spot rates along the yield curve used in determining the benefit obligation to the relevant projected cash flows.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2019 and 2018, are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation – Beginning of year	$48,590	$54,319	$5,370	$5,956
Service cost	—	—	18	33
Interest cost	1,863	1,712	183	186
Actuarial loss (gain)	6,157	(4,037)	—	(237)
Benefits paid	(3,316)	(3,404)	(601)	(568)
Liability gain due to termination	—	—	(4,369)	—

Benefit obligation – End of year	53,294	48,590	601	5,370

Change in plan assets
Plan assets – Beginning of year	42,749	48,556	—	—
Return on plan assets	7,351	(2,403)	—	—
Employer contributions	—	—	601	568
Benefits paid	(3,316)	(3,404)	(601)	(568)

Plan assets at fair value – End of year	46,784	42,749	—	—

Funded status of plans – End of year	$(6,510)	$(5,841)	$(601)	$(5,370)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(181)	$(395)
Noncurrent liabilities	(6,510)	(5,841)	(420)	(4,975)

Net amount recognized at December 31	$(6,510)	$(5,841)	$(601)	$(5,370)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2019 and 2018, are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Net actuarial loss (gain)	$17,062	$16,586	$—	$(2,801)
Prior service cost	—	—	—	158

	$17,062	$16,586	$—	$(2,643)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020 is $551.

Components of net periodic benefit cost for the years ended December 31, 2019 and 2018, are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$—	$—	$18	$33
Interest cost	1,863	1,712	183	186
Expected return on plan assets	(2,218)	(2,845)	—	—
Amortization of unrecognized prior service cost	—	—	14	14
Amortization of unrecognized net loss (gain)	549	451	(389)	(282)
Termination gain	—	—	(6,637)	—
Contractual benefit charge	—	—	—	—

Total net periodic benefit cost	$194	$(682)	$(6,811)	$(49)

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2019 and 2018, are as follows:

	2019		2018
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain)	$1,025	$—	$1,210	$(237)
Liability gain due to termination	—	(4,369)	—	—
Termination gain	—	6,637	—	—
Amortization of net actuarial loss (gain)	(549)	389	(451)	282
Amortization of prior service cost	—	(14)	—	(14)

Total recognized in accumulated other comprehensive loss (gain)	$476	$2,643	$759	$31

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2020:

Pension Benefits
2020	$3,338
2021	3,304
2022	3,294
2023	3,278
2024	3,245
2025 through 2029	15,633

The Company is not required to make any contributions to its pension plan in 2019 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rates	3.22%	4.35%	N/A	4.32%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2019, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2019), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2018) were developed. The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted Pri-2012 with MP-2019 for purposes of measuring its pension obligations at December 31, 2019.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate for benefit obligations	4.36%	3.68%	4.34%	3.65%
Expected return on plan assets	5.40%	6.07%	N/A	N/A
Rate for interest on benefit obligations	3.96%	3.28%	3.94%	3.24%
Discount rate for service cost	N/A	N/A	4.60%	3.89%

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

The Company’s pension plan’s weighted average asset allocations at December 31, 2019 and 2018, and target allocations for 2019, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2019	2018	2019
Asset Category
Cash and cash equivalents	1%	1%	0% - 5%
Equity securities	54%	51%	45% - 65%
Fixed income securities	40%	43%	30% - 50%
Real estate	5%	5%	4%-6%

	100%	100%	100%

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2, Summary of Significant Accounting Policies for a description of the fair value hierarchy) as of December 31, 2019 and 2018:

Pension Plan Assets	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,720	—	—	$18,720
Large cap funds	15,546	—	—	15,546
Small cap funds	3,567	—	—	3,567
International funds	6,369	—	—	6,369
Real estate funds	2,339	—	—	2,339
Cash and equivalents	243	—	—	243

Total	$46,784	$—	$—	$46,784

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Pension Plan Assets	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,210	—	—	$18,210
Large cap funds	12,671	—	—	12,671
Small cap funds	3,562	—	—	3,562
International funds	5,799	—	—	5,799
Real estate funds	2,195	—	—	2,195
Cash and equivalents	312	—	—	312

Total	$42,749	$—	$—	$42,749

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,372 and $1,603 for the years ended December 31, 2019 and 2018, respectively. Effective January 1, 2020, the Company suspended the employer contribution to its defined contribution plans.

Note 15 - Income Taxes

The (benefit) provision for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2019	2018
Current taxes
Federal	$(12)	$(3)
State	42	156

	30	153

Deferred taxes
Federal	386	5,784
State	(210)	4,185

	176	9,969

Tax (benefit) expense related to a (decrease) increase in unrecognized tax benefits	(221)	—
Interest expense, gross of related tax effects	(100)	47

Total (benefit) provision	$(115)	$10,169

The (provision) benefit for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.9%	5.0%
Valuation allowance	(20.1)%	(59.7)%
State rate and other changes in deferred taxes	(1.1)%	1.0%
Federal and state credits	0.1%	0.1%
Uncertain tax positions	1.7%	(0.3)%
Nondeductible expenses and other	(4.3)%	(0.5)%

Effective income tax rate	0.2%	(33.4)%

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2019		December 31, 2018
Description	Assets	Liabilities	Assets	Liabilities
Accrued postretirement and pension benefits	$1,541	$—	$2,424	$—
Intangible assets	—	(13)	—	(1,653)
Accrued expenses	3,370	—	9,210	—
Deferred state and local incentive revenue	1,780	—	2,349	—
Inventory valuation	2,071	—	2,338	—
Property, plant and equipment and railcars on operating leases	—	(6,295)	—	(20,975)
Net operating loss and tax credit carryforwards	34,078	—	28,165	—
Stock-based compensation expense	1,152	—	1,168	—
Right of use asset	—	(14,193)	—	—
Lease liability	17,326	—	—	—
Other	—	(1,028)	1,320	(251)

	61,318	(21,529)	46,974	(22,879)
Valuation allowance	(39,792)	—	(24,450)	—

Deferred tax assets (liabilities)	$21,526	$(21,529)	$22,524	$(22,879)

Increase (decrease) in valuation allowance	$15,342		$18,187

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of operating losses, we will not more likely than not realize the benefit of the deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $160,489 which will expire between 2020 and 2039, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards and federal tax credit carryforwards of $100,431 and $2,016, respectively, which will begin to expire in 2030, for which a full valuation allowance also has been recorded.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2019 and 2018, were as follows:

	2019	2018
Beginning of year balance	$1,310	$1,383
Decreases in prior period tax positions	—	(73)
Decreases related to settlements	(1,310)	—

End of year balance	$—	$1,310

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was $0 as of each of December 31, 2019 and 2018. Due to the nature of the Company’s unrecognized tax benefits, the Company does not expect changes in its unrecognized tax benefit reserve in the next twelve months to have a material impact on its financial statements. The Company’s income tax provision included $0 of expenses (net of federal tax benefits of $0) and $94 of expenses (net of federal tax benefits of $11) related to interest and penalties for the years ended December 31, 2019 and 2018, respectively. The Company records interest and penalties as a component of income tax expense. Such expenses brought the balance of accrued interest and penalties to $0 and $200 at December 31, 2019 and 2018, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2017
States:
Pennsylvania	2000
Texas	2018
Illinois	2010
Virginia	2016
Colorado	2010
Indiana	2010
Nebraska	2016
Alabama	2016
Foreign:
China	2016

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plans, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “2005 Plan”) and “The FreightCar America, Inc. 2018 Long Term Incentive Plan (the “2018 Plan” and, collectively, the “Incentive Plans”), were approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plans provide for the grant to eligible persons of stock options, share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Time-vested stock option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plans). The 2005 Plan will terminate as to future awards on May 17, 2023 and the 2018 Plan will terminate as to future awards on May 10, 2028. Under the 2005 Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 210,138 were available for issuance at December 31, 2019. Under the 2018 Plan, 1,250,000 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 958,200 were available for issuance at December 31, 2019.

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

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value Per Award
2019	4/23/2019	6 years	44.87%	0.00%	2.40%	$3.50
2019	1/14/2019	6 years	44.87%	0.00%	2.57%	$3.43
2018	1/12/2018	6 years	44.25%	0.00%	2.42%	$7.57

On January 12, 2018, the Company granted non-qualified stock options to purchase 146,590 shares of our common stock to executives of the Company of which 102,378 options were forfeited during 2019 and 44,212 options remain outstanding as of December 31, 2019. The award features a performance earning vesting schedule whereby the stock options will vest if the average closing price per share of the Company’s stock over the previous 90 calendar days (the “Threshold Stock Price”) exceeds the closing price per share of the Company’s stock on January 12, 2018 (the “Reference Stock Price”) as follows: 34% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $5.00; another 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $10.00; and the remaining 33% of the stock options will vest if the Threshold Stock Price exceeds the Reference Stock Price by $15.00. Such stock price appreciation goals can be achieved at any point during the options’ ten-year contractual term.

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

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Grant date fair values of stock option awards with market conditions were estimated using a Monte Carlo simulation model with the following assumptions:

Grant Year	Grant Date	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value Per Award	Derived Service Period
2018	1/12/2018	49.33%	0.00%	2.55%	$8.51 to $9.12	1.0 to 2.43 years
2017	7/31/2017	49.22%	2.19%	2.30%	$6.88 to $7.25	0.98 to 2.39 years

As of December 31, 2019, there was $25 of total unrecognized compensation expense related to stock options with market conditions, which will be recognized over the average remaining requisite service period of 6 months.

A summary of the Company’s time-vested stock options activity and related information at December 31, 2019 and 2018, and changes during the years then ended, is presented below:

		December 31,
	2019		2018
	Options Outstanding	Weighted- Average Exercise Price (per share)	Options Outstanding	Weighted- Average Exercise Price (per share)
Outstanding at the beginning of the year	208,426	$21.47	175,620	$25.13
Granted	255,009	7.43	89,445	16.66
Exercised	—	—	—	—
Forfeited or expired	(150,118)	15.93	(56,639)	23.30

Outstanding at the end of the year	313,317	$12.70	208,426	$21.47

Exercisable at the end of the year	82,964	$23.01	121,755	$24.90

A summary of the Company’s time vested stock options outstanding as of December 31, 2019 is presented below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding	313,317	7.7	$12.70	$—
Vested or expected to vest	313,317	7.7	$12.70	$—
Options exercisable	82,964	4.1	$23.01	$—

There were no time-vested stock options exercised during 2019 or 2018. As of December 31, 2019, there was $612 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 22 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

A summary of the Company’s nonvested restricted shares as of December 31, 2019 and 2018, and changes during the years then ended is presented below:

		December 31,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value (per share)	Shares	Weighted- Average Grant Date Fair Value (per share)
Nonvested at the beginning of the year	133,462	$16.12	99,864	$17.75
Granted	293,309	6.75	85,182	16.16
Vested	(40,696)	16.89	(38,443)	20.50
Forfeited	(58,730)	11.27	(13,141)	15.96

Nonvested at the end of the year	327,345	$8.49	133,462	$16.12

Expected to vest	327,345	$8.49	133,462	$16.12

The fair value of stock awards vested during the years ended December 31, 2019 and 2018, was $293 and $622, respectively, based on the value at vesting date. As of December 31, 2019, there was $1,445 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 22 months.

Stock-based compensation expense of $1,225 and $3,198 is included within selling, general and administrative expense for the years ended December 31, 2019 and 2018, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $261 and $681for the years ended December 31, 2019 and 2018, respectively.

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

As part of a settlement agreement reached with one of its customers, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the year ended December 31, 2019, the Company paid $3,500 of the settlement amount and the remaining $4,000 will be paid over a period of three years, or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Note 18 - Other Commitments

The Company is party to certain non-cancelable fixed price agreements to purchase fixed amounts of materials used in the manufacturing process. At December 31, 2019, the Company had purchase commitments under these agreements as follows:

Year ending December 31, 2020	$2,137
Year ending December 31, 2021	496
Year ending December 31, 2022	—
Year ending December 31, 2023	—
Year ending December 31, 2024	—
Thereafter	—

$2,633

Purchases related to these agreements were approximately $1,623 for the year ended December 31, 2019.

Note 19 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2019	2018
Weighted average common shares outstanding	12,352,142	12,318,861
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,352,142	12,318,861

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2019 and 2018, 659,678 and 349,132 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year ended December 31,
	2019	2018
Railcar sales	$212,716	$296,394
Parts sales	10,699	14,180
Leasing revenues	6,452	5,886
Other sales	91	59

	$229,958	$316,519

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 15%, 12% and 12%, respectively, of revenues for the year ended December 31, 2019. Sales to the Company’s top three customers accounted for 26%, 19% and 10%, respectively, of revenues for the year ended December 31, 2018. The Company’s sales to customers outside the United States were $6,693 and $12,943 in 2019 and 2018, respectively.

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

	Year Ended December 31,
	2019	2018
Revenues:
Manufacturing	$219,064	$302,154
Corporate and Other	10,894	14,365

Consolidated Revenues	$229,958	$316,519

Operating (Loss) Income:
Manufacturing (1)	$(53,501)	$(14,556)
Corporate and Other	(22,101)	(17,549)

Consolidated Operating (Loss) Income	(75,602)	(32,105)
Consolidated interest expense and deferred financing costs	(609)	(155)
Consolidated other income	858	1,848

Consolidated (Loss) Income Before Income Taxes	$(75,353)	$(30,412)

Depreciation and Amortization:
Manufacturing	$11,622	$11,269
Corporate and Other	778	748

Consolidated Depreciation and Amortization	$12,400	$12,017

Capital Expenditures:
Manufacturing (2)	$5,261	$1,851
Corporate and Other	312	334

Consolidated Capital Expenditures	$5,573	$2,185

(1)	Results for the year ended December 31, 2019 include restructuring and impairment charges of $22,371.
(2)	Excluding assets of $17,169 acquired as part of a business acquisition on February 28, 2018.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2019 and 2018

(in thousands, except for share and per share data)

	December 31, 2019	December 31, 2018
Assets:
Manufacturing	$156,859	$208,663
Corporate and Other	87,329	79,028

Total Operating Assets	244,188	287,691
Consolidated income taxes receivable	1,014	2,046
Consolidated deferred income taxes, long-term	—	—

Consolidated Assets	$245,202	$289,737

Note 22 – Subsequent Event

On February 21, 2020, the Company, certain of its subsidiaries, as borrowers and guarantors, and BMO Harris Bank N.A., as lender, amended the BMO Credit Agreement, to, among other things, increase the borrowing base during the period commencing February 21, 2020 until May 15, 2020 by the lesser of (i) 100% of qualified unrestricted cash and (ii) $4,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “Evaluation Date”).    Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2019 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Overview” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Overview and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)	Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

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

FREIGHTCAR AMERICA, INC.

Date: March 4, 2020	By:	/s/ JAMES R. MEYER
James R. Meyer, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES R. MEYER	President and Chief Executive Officer	March 4, 2020
James R. Meyer	(principal executive officer) and Director

/s/ CHRISTOPHER J. EPPEL	Vice President, Finance, Chief Financial	March 4, 2020
Christopher J. Eppel	Officer and Treasurer (principal financial officer)

/s/ JOSEPH J. MALIEKEL	Vice President and Corporate Controller	March 4, 2020
Joseph J. Maliekel	(principal accounting officer)

/s/ WILLIAM D. GEHL	Chairman of the Board and Director	March 4, 2020
William D. Gehl

/s/ ELIZABETH K. ARNOLD	Director	March 4, 2020
Elizabeth K. Arnold

/s/ JAMES D. CIRAR	Director	March 4, 2020
James D. Cirar

/s/ THOMAS A. MADDEN	Director	March 4, 2020
Thomas A. Madden

/s/ MALCOLM F. MOORE	Director	March 4, 2020
Malcolm F. Moore

/s/ ANDREW B. SCHMITT	Director	March 4, 2020
Andrew B. Schmitt

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated September 30, 2015, by and among FreightCar Rail Services, LLC, FreightCar Short Line, Inc. and ARS Nebraska, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the Commission on November 3, 2015).

2.2	Asset Purchase Agreement dated February 26, 2018, by and among Navistar, Inc, International Truck and Engine Investments Corporation and FreightCar Alabama, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2006).

3.2	Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

4.1	Form of Registration Rights Agreement, by and among FreightCar America, Inc., Hancock Mezzanine Partners, L.P., John Hancock Life Insurance Company, Caravelle Investment Fund, L.L.C., Trimaran Investments II, L.L.C., Camillo M. Santomero, III, and the investors listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.3 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. †

10.1	Letter agreement regarding Terms of Employment dated August 27, 2010 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010).

10.2	Letter agreement regarding Terms of Employment dated April 30, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

10.3	Letter agreement regarding Terms of Employment dated October 4, 2013 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2013).

10.4	Separation Agreement and General Release dated July 17, 2017 by and between FreightCar America, Inc. and Joseph E. McNeely (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

10.5	Letter agreement regarding Terms of Employment dated July 17, 2017, by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

10.6	Letter agreement regarding Terms of Employment dated November 17, 2015 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015).

10.7	Letter agreement regarding Terms of Employment dated June 1, 2017 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

10.8	Letter agreement regarding Terms of Employment dated April 9, 2019 by and between FreightCar America, Inc. and Christopher J. Eppel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2019).

10.9	FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.10	FreightCar America, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 10, 2018 filed with the Commission on March 30, 2018).

10.11	Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.12	Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.13	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.14	Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.15	Retention Payment and Success Bonus Agreement by and between FreightCar America, Inc. and James R. Meyer, dated November 20, 2019. †

10.16	Retention Payment and Success Bonus Agreement by and between FreightCar America, Inc. and Christopher J. Eppel, dated November 20, 2019. †

10.17	Retention Payment and Success Bonus Agreement by and between FreightCar America, Inc. and Georgia L. Vlamis, dated November 20, 2019. †

10.18	FreightCar America, Inc. Successful Transaction Severance Plan, dated November 20, 2019. †

10.19	Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.20	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.21	Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.22	Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the Commission on November 9, 2012).*

10.23	Amendment to Lease Agreement, dated as of November 23, 2015, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.24	Fifth Amendment to Lease Agreement dated March 1, 2018 by and between Norfolk Southern Railway Company and Johnstown America Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.25	Sublease, dated as of February 19, 2013, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.26	Amendment to Sublease, dated as of March 11, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Commission on May 10, 2013).*

10.27	Second Amendment to Sublease and Consent to Sublease, dated October 27, 2014, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.28	Third Amendment to Sublease and Consent to Sublease, dated as of February 1, 2016, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the Commission on May 3, 2016).*

10.29	Assignment and Assumption of Lease, dated as of February 28, 2018, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.30	Industrial Facility Lease dated as of September 29, 2011, by and between Teachers’ Retirement Systems of Alabama and Employees’ Retirement System of Alabama and Navistar, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).*

10.31	Amendment to Industrial Facility Lease and Consent to Sublease, dated as of February 19, 2013, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.32	Second Amendment to Industrial Facility Lease, dated as of February 26, 2019, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama and FreightCar America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 2, 2019).

10.33	Credit and Security Agreement, dated as of April 12, 2019, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.34	Limited Waiver and First Amendment to Credit and Security Agreement, dated as of October 28, 2019, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A. †

10.35	Credit Agreement, dated as of April 16, 2019, by and between FreightCar America Leasing 1, LLC and M & T Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.36	FreightCar America, Inc. Executive Severance Plan (As Amended and Restated Effective December 1, 2016) (and Summary Plan Description) incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.37	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).

10.38	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).

10.39	Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

†	Filed herewith