Form 10-K/A
period 2019-12-31
FreightCar America, Inc.
filed 2020-04-06
CIK 1320854

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Emerging growth company ☒ company ☐

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

Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31.

Part III

FREIGHTCAR AMERICA, INC.

TABLE OF CONTENTS

			Page

		Explanatory Note	3
PART II
	Item 8.	Financial Statements and Supplementary Data, pp. 21 and 23 of the Annual Report	4
PART IV
	Item 15.	Exhibits	7

	SIGNATURES		8

EXPLANATORY NOTE

This amended annual report on Form 10-K/A amends the annual report on Form 10-K of the Company for the year ended December 31, 2019 initially filed with the Securities and Exchange Commission on March 4, 2020 (the “Original Filing”) for the sole purpose of including the signature of Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, in three separate places where such signatures were inadvertently omitted in the Original Filing.  The signatures were timely provided by Deloitte & Touche LLP and received by the Registrant at the time of the Original Filing. We have not modified or updated disclosures presented in the Original Filing except by amending and restating the Report of Independent Registered Public Accounting Firm - Opinion on the Financial Statements, Report of Independent Registered Public Accounting Firm - Opinion on Internal Control Over Financial Reporting and Exhibit 23 – Consent of Independent Registered Public Accounting Firm to include the signature of Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm.

Three pages of the Form 10-K have been corrected as a result of this Amendment solely to add "/s/ Deloitte & Touche LLP":

1. Item 8. Financial Statements and Supplementary Data, pp. 21-23 of the Annual Report

These three pages, as amended, read as follows:

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 4, 2020

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)   Documents filed as part of this report:

1.	Reports of Independent Registered Public Accounting Firm.
2.	There are no financial statements included in this Form 10-K/A.
3.	There are no financial statement schedules included in this Form 10-K/A.
4.	The exhibits listed on the “Exhibit Index” to this Form 10-K/A are filed with this Form 10-K/A.

(b)	The exhibits listed on the “Exhibit Index” to this Form 10-K/A are filed with this Form 10-K/A.

(c) Additional Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: April 3, 2020	By:	/s/ JAMES R. MEYER
James R. Meyer, President and
Chief Executive Officer

EXHIBIT INDEX

0

23	Consent of Independent Registered Public Accounting Firm†.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†.

†	Filed herewith