Form 10-Q
period 2020-03-31
FreightCar America, Inc.
filed 2020-05-12
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 South Wacker Drive, Suite 1500 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	RAIL	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of April 23, 2020, there were 13,319,197 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$60,484	$66,257
Restricted certificates of deposit	—	3,769
Accounts receivable, net of allowance for doubtful accounts of $161 and $91, respectively	5,718	6,991
Inventories, net	41,121	25,092
Income tax receivable	1,022	535
Other current assets	8,309	7,035

Total current assets	116,654	109,679
Property, plant and equipment, net	39,285	38,564
Railcars available for lease, net	38,647	38,900
Right of use asset	55,517	56,507
Other long-term assets	999	1,552

Total assets	$251,102	$245,202

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$19,653	$11,713
Accrued payroll and other employee costs	632	1,389
Reserve for workers’ compensation	3,274	3,210
Accrued warranty	8,076	8,388
Customer deposits	22,515	5,123
Deferred income state and local incentives, current	2,219	2,219
Lease liability, current	14,932	14,960
Other current liabilities	3,275	2,428

Total current liabilities	74,576	49,430
Long-term debt	10,200	10,200
Accrued pension costs	6,258	6,510
Deferred income state and local incentives, long-term	4,167	4,722
Lease liability, long-term	52,108	53,766
Other long-term liabilities	3,443	3,420

Total liabilities	150,752	128,048

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 13,319,197 and 12,731,678 shares issued at March 31, 2020 and December 31, 2019, respectively	133	127
Additional paid in capital	83,374	83,027
Treasury stock, at cost, 152,617 and 44,855 shares at March 31, 2020 and December 31, 2019, respectively	(1,124)	(989)
Accumulated other comprehensive loss	(10,639)	(10,780)
Retained earnings	28,877	45,824

Total FreightCar America stockholders’ equity	100,621	117,209
Noncontrolling interest in JV	(271)	(55)

Total stockholders’ equity	100,350	117,154

Total liabilities and stockholders’ equity	$251,102	$245,202

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except for share and per share data)
Revenues	$5,197	$70,708
Cost of sales	14,000	77,557

Gross loss	(8,803)	(6,849)
Selling, general and administrative expenses	7,410	7,667
Restructuring and impairment charges	880	—

Operating loss	(17,093)	(14,516)
Interest expense and deferred financing costs	(296)	(36)
Other income	224	319

Loss before income taxes	(17,165)	(14,233)
Income tax benefit	(2)	(201)

Net loss	(17,163)	(14,032)
Less: Net loss attributable to noncontrolling interest in JV	(216)	—

Net loss attributable to FreightCar America	$(16,947)	$(14,032)

Net loss per common share attributable to FreightCar America – basic and diluted	$(1.29)	$(1.12)

Weighted average common shares outstanding – basic and diluted	12,366,880	12,337,013

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(17,163)	$(14,032)

Other comprehensive (loss) income net of tax:
Pension and postretirement liability adjustments, net of tax	141	43

Other comprehensive (loss) income	141	43

Comprehensive loss	$(17,022)	$(13,989)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest in JV	Equity
Balance, December 31, 2018	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$—	$193,610

Cumulative effective of adoption of ASC 842	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	(14,032)	—	(14,032)
Other comprehensive income	—	—	—	—	—	43	—	—	43
Restricted stock awards	—	—	(5,227)	146,948	5,227	—	—	—	—
Employee stock settlement	—	—	—	(7,404)	(59)	—	—	—	(59)
Forfeiture of restricted stock awards	—	—	19	(2,800)	(19)	—	—	—	—
Stock-based compensation recognized	—	—	689	—	—	—	—	—	689

Balance, March 31, 2019	12,731,678	$127	$86,074	(135,286)	$(4,572)	$(8,145)	$106,975	$—	180,459

Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154
Net loss	—	—	—	—	—	—	(16,947)	(216)	(17,163)
Other comprehensive income	—	—	—	—	—	141	—	—	141
Restricted stock awards	587,519	6	(6)	—	—	—	—	—	—
Employee stock settlement	—	—	—	(5,717)	(9)	—	—	—	(9)
Forfeiture of restricted stock awards	—	—	126	(102,045)	(126)	—	—	—	—
Stock-based compensation recognized	—	—	227	—	—	—	—	—	227

Balance, March 31, 2020	13,319,197	$133	$83,374	(152,617)	$(1,124)	$(10,639)	$28,877	$(271)	$100,350

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net loss	$(17,163)	$(14,032)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Non-cash restructuring and impairment charges	312	—
Depreciation and amortization	3,013	3,206
Amortization expense – right-of-use leased assets	990	3,202
Recognition of deferred income from state and local incentives	(555)	(554)
Stock-based compensation recognized	227	689
Other non-cash items, net	1,868	(736)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,273	8,928
Inventories	(17,809)	12,591
Other assets	(1,273)	(2,355)
Accounts and contractual payables	7,521	(4,516)
Accrued payroll and employee benefits	(654)	359
Income taxes receivable/payable	(8)	(200)
Accrued warranty	(312)	1,736
Lease liability	(1,686)	(5,037)
Customer deposits	17,392	(1,719)
Other liabilities	1,051	259
Accrued pension costs and accrued postretirement benefits	(214)	(114)

Net cash flows (used in) provided by operating activities	(6,027)	1,707

Cash flows from investing activities
Purchase of restricted certificates of deposit	—	(1,117)
Maturity of restricted certificates of deposit	3,769	4,400
Purchase of securities held to maturity	—	(1,986)
Proceeds from maturity of securities	—	18,025
Purchase of property, plant and equipment	(3,670)	(760)
Proceeds from sale of property, plant and equipment and railcars available for lease	164	—

Net cash flows provided by investing activities	263	18,562

Cash flows from financing activities
Employee stock settlement	(9)	(59)
Deferred financing costs	—	(280)

Net cash flows used in financing activities	(9)	(339)

Net increase (decrease) in cash and cash equivalents	(5,773)	19,930
Cash, cash equivalents and restricted cash equivalents at beginning of period	66,257	45,070

Cash, cash equivalents and restricted cash equivalents at end of period	$60,484	$65,000

Supplemental cash flow information
Interest paid	$143	$15

Income tax refunds received	$—	$—

Income tax paid	$—	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar America Leasing, LLC, FreightCar America Leasing 1, LLC, FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“FCSL”), FreightCar Alabama, LLC FreightCar (Shanghai) Trading Co., Ltd, FCAI Holdings, LLC, (“FCAI”), FCA-FASEMEX,LLC, FCA-FASEMEX, S. de R.L., de C.V. and FCA-FASEMEX Enterprise, S. de R.L., de C.V., (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Grand Island, Nebraska; Johnstown, Pennsylvania; and Shanghai, People’s Republic of China, and construction is underway on a facility in Castaños, Mexico.

The Company’s direct and indirect subsidiaries are wholly owned except for the Fasemex entities related to our Mexico operations. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China, and FCA-FASEMEX, S. de R.L., de C.V. and FCA-FASEMEX Enterprise, S. de R.L., de C.V. which are organized in Mexico.

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castaños, Mexico in which it will manufacture railcars. Production of railcars at the facility is expected to begin in the second half of 2020. The Company ceased operations at its Roanoke, Virginia manufacturing facility and has vacated the facility as of March 31, 2020.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. During 2019 the Company entered into a joint venture arrangement with Fasemex to manufacture railcars in Castaños, Mexico, in exchange for a 50% interest in the operation. Under the terms of the joint venture operating agreement, the Company has the right to appoint the majority of the members of the board and management for the joint venture. The Company therefore, has determined that it has the power to direct the activities of the related entities that most significantly impact their economic performance and it also has the right to receive significant benefits and obligation to absorb losses from the operations, and as such, the Company has determined that it is the primary beneficiary of these variable interest entities (“VIEs”). Therefore, these entities are consolidated as VIEs. The Company’s initial commitments under the joint venture include capital contributions of $25,000 over several years through a combination of assets and cash of which $4.7 million has been provided as of March 31, 2020. The total assets of the Mexico operations amount to $4.0 million, consisting primarily of construction in progress as of March 31, 2020. The total liabilities of the Mexico operations amount to $0.2 million as of March 31, 2020. The net loss of the Mexico operations for the three months ended March 31, 2020 is $0.4 million. The noncontrolling minority interest as of March 31, 2020 and net loss attributable to the noncontrolling minority interest for the three months ended March 31, 2020 amounted to $(0.3) million and $(0.2) million, respectively.

The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2019 year-end balance sheet data was derived from the audited financial statements as of December 31, 2019. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Note 3 – Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

In August 2018, the FASB ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of this standard on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for defined benefit and other postretirement plans. ASU 2018-14 eliminates certain disclosures related to accumulated other comprehensive income, plan assets, related parties and the effects of interest rate basis point changes on assumed health care costs, and adds disclosures to address significant gains and losses related to changes in benefit obligations. ASU 2018-14 also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Adoption on a retrospective basis for all periods presented is required. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

Note 4 – Leases

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases is between 2.5 to 8 years, some of which include options to extend the lease terms. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Operating lease right of use (“ROU”) assets are presented within long term assets, the current portion of operating lease liabilities is presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the condensed consolidated balance sheet.

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

The components of the lease costs were as follows:

Three Months Ended March 31, 2020
Operating lease costs:
Fixed	$3,082
Short-term	239

Total lease cost	$3,321

Supplemental balance sheet information related to leases were as follows:

March 31, 2020
Operating leases:
Right of use assets	$55,517
Lease liabilities:
Lease liability, current	$14,932
Lease liability, long-term	52,108

Total operating lease liabilities	$67,040

Supplemental cash flow information is as follows:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,571

Total	$4,571

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$1,326

Total	$1,326

The aggregate future lease payments for operating leases as of March 31, 2020 are as follows:

Operating leases
2020	13,172
2021	17,411
2022	10,205
2023	9,074
2024	8,332
Thereafter	18,039

Total lease payments	76,234
Less: interest	(9,194)

Total	$67,040

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows:

Operating leases
2020	17,743
2021	17,200
2022	9,969
2023	8,832
2024	8,082
Thereafter	16,164

Total lease payments	77,990
Less: interest	(9,263)

Total	$68,726

Weighted-average remaining lease term (years)
Operating leases	7.5
Weighted-average discount rate
Operating leases	4.5%

On February 26, 2019, the Company entered into an Amendment to its lease of the Shoals, Alabama manufacturing facility to extend the initial term thereof from December 31, 2021 to December 31, 2026, with two five-year extension terms thereafter through December 31, 2031 and December 31, 2036, at the Company’s option. In addition, the Company will vacate up to 40% of the manufacturing facility on or before December 31, 2021 with the base rent payable to the Landlord reduced on proportional basis. The Company accounted for the amendment as a modification of the lease, resulting in a non-cash increase to lease liability and right of use asset of $32,079 during the first quarter of 2019. The Company concluded that the initial term through December 31, 2026 would be included in the measurement of lease liabilities as of the modification date. The Company has concluded that the options for extensions beyond that date are not reasonably certain of exercise, and have been excluded from the measurement of lease liabilities.

During 2019, the Company entered into a lease agreement of new office space for which the Company took possession on February 1, 2020. The new lease arrangement requires total minimum lease payments of approximately $3,000 over 11.5 years.

Note 5 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended
	March 31,
	2020	2019
Railcar sales	$1,526	$65,944
Parts sales	2,213	3,064
Other sales	—	19

Revenues from contracts with customers	3,739	69,027
Leasing revenues	1,458	1,681

Total revenues	$5,197	$70,708

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of March 31, 2020. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet were $24,280 and $5,607 as of March 31, 2020 and December 31, 2019, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of March 31, 2020 with expected duration of greater than one year of $95,889.

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

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Manufacturing	$2,940	$67,595
Corporate and Other	2,257	3,113

Consolidated revenues	$5,197	$70,708

Operating (loss) income:
Manufacturing (1)	$(11,800)	$(9,637)
Corporate and Other	(5,293)	(4,879)

Consolidated operating loss	(17,093)	(14,516)
Consolidated interest expense and deferred financing costs	(296)	(36)
Consolidated other income	224	319

Consolidated loss before income taxes	$(17,165)	$(14,233)

Depreciation and amortization:
Manufacturing	$2,795	$3,013
Corporate and Other	218	184

Consolidated depreciation and amortization	$3,013	$3,197

Capital expenditures:
Manufacturing	$2,920	$535
Corporate and Other	750	225

Consolidated capital expenditures	$3,670	$760

(1)	Results for the three months ended March 31, 2020 include restructuring and impairment charges of $880.

	March 31,	December 31,
	2020	2019
Assets:
Manufacturing	$169,154	$156,859
Corporate and Other	80,929	87,329

Total operating assets	250,083	244,188
Consolidated income taxes receivable	1,022	1,014
Consolidated deferred income taxes, long-term	(3)	—

Consolidated assets	$251,102	$245,202

Geographic Information

	Revenues		Long Lived Assets (a)
	Three Months Ended
	March 31,		March 31,	December 31,
	2020	2019	2020	2019
United States	$5,197	$70,708	$130,008	$132,825
Mexico (b)	—	—	3,441	1,146

Total	$5,197	$70,708	$133,449	$133,971

(a)	Long lived assets include Net property plant and equipment, Railcars available for lease, and ROU Assets.
(b)	Mexico operations are included in manufacturing segment.

Note 7 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents	$8,156	$—	$—	$8,156
Escrow receivable	$—	$—	$930	$930

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents	$4,580	$—	$—	$4,580
Restricted certificates of deposit	$3,769	$—	$—	$3,769
Escrow receivable	$—	$—	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of each of March

31, 2020 and December 31, 2019, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 8 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2020	2019
Restricted cash from customer deposit	$11,201	$—
Restricted cash to collateralize standby letters of credit	203	—

Total restricted cash	$11,404	$—

Note 9 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2020	2019
Work in process	$35,474	$19,742
Finished new railcars	166	—
Parts inventory	5,481	5,350

Total inventories, net	$41,121	$25,092

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $7,413 and $5,633 relating to excess or slow-moving inventory and lower of cost or net realizable value for parts and work in process at March 31, 2020 and December 31, 2019, respectively.

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

The BMO Credit Agreement provides for a revolving credit facility with maximum availability of $42,500, subject to borrowing base requirements set forth in the BMO Credit Agreement. The maximum availability under the BMO Credit Agreement is determined by a formula and may fluctuate depending on the value of the borrowing base included in such formula at the time of determination. On February 21, 2020, the Company, certain of its subsidiaries, as borrowers and guarantors, and BMO, amended the BMO Credit Agreement, to, among other things, increase the borrowing base during the period commencing February 21, 2020 until May 15, 2020 by the lesser of (i) 100% of qualified unrestricted cash and (ii) $4,000.

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets. As of March 31, 2020, the Company had no borrowings under the BMO credit facility and $7,750 available for borrowing under the BMO credit facility.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of March 31, 2020, FreightCar Leasing Borrower had $10,200 in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $16,352. As of March 31, 2020, the interest rate on outstanding debt under the M&T Credit Agreement was 3.05% representing the 90 day LIBOR plus 2.05%.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$140	$—	$140

	$140	$—	$140

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$137	$—	$137
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(97)	—	(97)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	3	—	3

	$43	$—	$43

The components of accumulated other comprehensive loss consist of the following:

	March 31,	December 31,
	2020	2019
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(10,639)	$(10,780)

	$(10,639)	$(10,780)

Note 12 – Stock-Based Compensation

Total stock-based compensation was $227 and $689 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $1,845 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 27 months. As of March 31, 2020, there was $12 of unearned compensation related to performance stock options, which will be recognized over the remaining weighted average derived service period of 3 months. As of March 31, 2020, there was $478 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 20 months.

During the three months ended March 31, 2020, the Company granted 1,119,464 cash settled stock appreciation rights to certain employees of which 78,661 were forfeited during 2020 and 1,040,803 remain outstanding as of March 31, 2020. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as liabilities. The Company measures the fair value of cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is settled. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. The estimated fair value of the cash settled stock appreciation rights as of March 31, 2020 was $325. Stock-based compensation for cash settled stock appreciation rights for the three months ended March 31, 2020 was not material.

The fair value of cash settled stock appreciation rights as of March 31, 2020 was estimated using the Black-Scholes option valuation model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Fair Value Per Award
2020	1/24/2020	6 years	52.12%	0.00%	0.44%	$0.31
2020	3/9/2020	6 years	52.12%	0.00%	0.44%	$0.35

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

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended
	March 31,
	2020	2019
Pension Benefits
Interest cost	$358	$466
Expected return on plan assets	(609)	(555)
Amortization of unrecognized net loss	140	137

	$(111)	$48

	Three Months Ended
	March 31,
	2020	2019
Postretirement Benefit Plan
Service cost	$—	$5
Interest cost	—	45
Amortization of prior service cost	—	4
Amortization of unrecognized net (gain) loss	—	(97)

	$—	$(43)

The Company made no contributions to the Company’s defined benefit pension plan for each of the three months ended March 31, 2020 and 2019. The Company expects to make no contributions to its pension plan in 2020.

Due to the plan termination the Company made no postretirement benefit plan contributions during the three months ended March 31, 2020. The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $118 for the three months ended March 31, 2019.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed. Expenses related to these plans were $20 and $371 for the three months ended March 31, 2020 and 2019, respectively. Effective January 1, 2020, the Company suspended the employer contribution to its defined contribution plans.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $7,496 as of March 31, 2020.

As part of a settlement agreement reached with one of its customers during 2019, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During 2019, the Company paid $3,500 of the settlement amount and the remaining $4,000 will be paid over a period of three years, or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding	12,366,880	12,337,013
Dilutive effect of employee stock options and nonvested share awards	—	—

Weighted average diluted common shares outstanding	12,366,880	12,337,013

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2020 and 2019, 1,039,850 and 628,912 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 16 – Restructuring and Impairment Charges

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The Company terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $3,295 and a lease termination gain of $2,224 related to the plant closure were recorded during 2019. Restructuring and impairment charges related to the plant closure primarily include non-cash impairment charges for property, plant and equipment at the Roanoke facility and employee severance and retention charges.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and are detailed below:

Three Months Ended March 31,
2020
Loss on disposal of machinery and equipment	$438
Employee severance and retention	(4)
Other charges related to facility closure	446

Total restructuring and impairment costs	$880

There were no restructuring and impairment charges for the three months ended March 31, 2019.

	Accrued as of December 31, 2019	Cash Charges	Non-cash charges	Cash payments	Accrued as of March 31, 2020
Loss on disposal of machinery and equipment	$—	$—	$438	$—	$—
Employee severance and retention	647	(4)	—	(612)	31
Other charges related to facility closure	359	567	(120)	(848)	78

Total restructuring and impairment costs	$1,006	$563	$318	$(1,460)	$109

Note 17 – Subsequent Event

The COVID-19 pandemic continues to create a general disruption across the world economy. The United States government and the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation cited the railcar industry as critical to the United States and Mexico’s response efforts to the pandemic.

On April 16, 2020, the Company received approximately $10,000 (the “PPP Loan”) from BMO Harris Bank N.A., the Company’s existing lender under the BMO Credit Agreement, pursuant to the Paycheck Protection Program of the CARES Act. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. On April 14, 2020, the Company, certain of its subsidiaries, as borrowers and guarantors, and BMO, amended the BMO Credit Agreement, to add CARES Act covenants related to the Company’s PPP Loan.

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

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The Company terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $3.3 million and a lease termination gain of $2.2 million related to the plant closure were recorded during the last half of 2019. Additional restructuring and impairment charges of $0.9 million were recorded during the three months ended March 31, 2020. Restructuring and impairment charges related to the plant closure primarily include charges related to property, plant and equipment disposed of or abandoned at the Roanoke facility and employee severance and retention charges.

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castanos, Mexico in which it will manufacture railcars. Production of railcars at the facility is expected to begin in the second half of 2020. The Company’s initial obligations under the joint venture include capital contributions of $25 million over several years through a combination of assets and cash. The Company expects to contribute between $5 million and $9 million to the joint venture during the remainder of 2020.

Total new orders received for railcars for the three months ended March 31, 2020 were 300 units all of which were rebuilt railcars, compared to orders for 694 units, consisting of 194 new railcars and 500 rebuilt railcars, for the three months ended March 31, 2019. Total backlog of unfilled orders was 1,939 units at March 31, 2020, compared to 1,650 units at December 31, 2019. The estimated sales value of the backlog was $221 million and $206 million, respectively, as of March 31, 2020 and December 31, 2019.

Since first being reported in December 2019, the COVID-19 pandemic continues to create a general disruption across the world economy. The United States government and the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation cited the railcar industry as critical to the United States and Mexico’s response efforts to the pandemic. The railcar industry is susceptible to a reduction in demand associated with the overall economic slowdown caused by the virus. In addition, public health organizations and national, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting some forms of business activity. Accordingly, our ability to predict industry demand and establish forecasts for sales, operating results and cash flows may be impacted. Furthermore, our plant operations and supply chain are potentially susceptible to large-scale outbreaks of the virus within our workforce or that of any of our suppliers.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. Therefore, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, suspending non-essential air travel and encouraging employees to work remotely, when possible.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Revenues

Our consolidated revenues for the three months ended March 31, 2020 were $5.2 million compared to $70.7 million for the three months ended March 31, 2019. Manufacturing segment revenues for the three months ended March 31, 2020 were $2.9 million compared to $67.6 million for the three months ended March 31, 2019. The decrease in Manufacturing segment revenues for the 2020 period compared to the 2019 period reflects the decrease in the number of railcars delivered due to lower industry demand, which was partially offset by a higher average selling price for new railcars in 2020. New railcar deliveries totaled 11 units in the first quarter of 2020, compared to new railcar deliveries of 641 units, in the first quarter of 2019. Corporate and Other revenues for the three months ended March 31, 2020 were $2.3 million compared to $3.1 million for the three months ended March 31, 2019, reflecting lower parts sales.

Gross Profit (Loss)

Our consolidated gross loss was $8.8 million for the three months ended March 31, 2020 compared to $6.8 million for the three months ended March 31, 2019. Manufacturing segment gross loss for the three months ended March 31, 2020 was $9.3 million compared to $7.6 million for the three months ended March 31, 2019. The decrease in gross profit for our Manufacturing segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to lower railcar deliveries and changes in product mix, which were partially offset by lower warranty charges.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2020 were $7.4 million compared to $7.7 million for the three months ended March 31, 2019, reflecting lower compensation and research and development costs, the impact of which were partially offset by project related costs including costs related to bringing the Mexico operations online and amortization of retention program costs.

Restructuring and Impairment Charges

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. We ceased operations at the facility as of November 29, 2019. We terminated our leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $0.9 million for the three months ended March 31, 2020 primarily represented impairment charges for property, plant and equipment at our Roanoke facility and costs related to relocating some of the facility’s equipment to other manufacturing locations. There were no restructuring and impairment charges for the three months ended March 31, 2019.

Operating Loss

Our consolidated operating loss for the three months ended March 31, 2020 was $17.1 million compared to $14.5 million for the three months ended March 31, 2019. Operating loss for the Manufacturing segment was $11.8 million for the three months ended March 31, 2020 compared to $9.6 million for the three months ended March 31, 2019 reflecting the decline in Manufacturing segment gross profit and the increase in restructuring and impairment charges described above. Corporate and Other operating loss was $5.3 million for the three months ended March 31, 2020 compared to $4.9 million for the three months ended March 31, 2019 reflecting retention program costs and the decrease in parts sales described above.

Income Taxes

Our income tax benefit was $0.0 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019. Due to current market conditions we are unable to make a reliable estimate of our full year effective tax rate as of March 31, 2020 and have used our actual year to date effective tax rate when calculating our tax benefit for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2020 was 0% compared to 1.4% for the three months ended March 31, 2019.

Net Loss Attributable to FreightCar America

As a result of the foregoing, net loss attributable to FreightCar America was $16.9 million for the three months ended March 31, 2020 compared to $14.0 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, basic and diluted net loss per share attributable to FreightCar America was $1.29 compared to $1.12 for the three months ended March 31, 2019. The pandemic did not materially impact our financial results for the first quarter of 2020. We will continue to monitor business conditions and implement appropriate operational and financial actions as necessary.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

The Company manufactures and provides essential products and services to a variety of critical infrastructure customers, and it intends to continue providing its products and services to these customers. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. and Mexico governments, state and local government officials, and other international governments to prevent disease spread, all of which are uncertain and cannot be predicted. Accordingly, our ability to predict industry demand and establish forecasts for sales, operating results and cash flows may be impacted.

On March 25, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which, among other things, removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 -2020, allowing for 5-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (“AMT”) credits. As a result of the CARES Act, the Company has a total of $1.0 million of AMT refunds in income tax receivable on the condensed consolidated balance sheet related to the AMT refund that we anticipate will be received during the second half of 2020.

On April 16, 2020, the Company received approximately $10.0 million (the “PPP Loan”) from BMO Harris Bank N.A., the lender under the BMO Credit Agreement, pursuant to the Paycheck Protection Program of the CARES Act. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. On April 14, 2020, the Company, certain of its subsidiaries, as borrowers and guarantors, and BMO, amended the BMO Credit Agreement to add CARES Act covenants related to the Company’s PPP Loan.

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). On February 21, 2020, the Borrowers and BMO amended the BMO Credit Agreement, to, among other things, increase the borrowing base during the period commencing February 21, 2020 until May 15, 2020 by the lesser of (i) 100% of qualified unrestricted cash and (ii) $4 million. As of March 31, 2020, we had no borrowings under the BMO credit facility and we had $7.7 million available for borrowing under the BMO credit facility. See Note 10 Revolving Credit Facilities.

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “M&T Credit Agreement”) with M&T Bank N.A. As of March 31, 2020, FreightCar America Leasing 1, LLC had $10.2 million in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $16.4 million. See Note 10 – Revolving Credit Facilities.

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $15.4 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively. Restricted deposits of $11.2 million as of March 31, 2020 relate to a customer deposit for purchase of railcars. Restricted deposits of $4.2 million as of each of March 31, 2020 and December 31, 2019 are used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of March 31, 2020 are scheduled to expire at various dates through February 1, 2021.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our operating cash flows and our cash balances, together with the PPP Loan, will be sufficient to meet our expected liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and any other indebtedness. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(6,027)	$1,707
Investing activities	263	18,562
Financing activities	(9)	(339)

Total	$(5,773)	$19,930

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

Our net cash used in operating activities for the three months ended March 31, 2020 was $6.0 million compared to net cash provided by operating activities of $1.7 million for the three months ended March 31, 2019. Our net cash used in operating activities for the three months ended March 31, 2020 reflects our net loss and changes in working capital. Our net cash provided by operating activities for the three months ended March 31, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2020 was $0.3 million and represented the $3.8 million maturity of restricted certificates of deposit and $0.2 million proceeds from sale of property plant and equipment, which were partially offset by capital expenditures of $3.7 million. Net cash provided by investing activities for the three months ended March 31, 2019 was $18.6 million and primarily represented the $16.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases) and the $3.3 million maturity of restricted certificates of deposit (net of purchases), which were partially offset by the $0.8 million cost of property, plant and equipment.

Financing Activities. Net cash used in financing activities was $0.0 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2019. Net cash used in financing activities for the three months ended March 31, 2019 primarily represented deferred financing costs related to our credit facilities.

Capital Expenditures

Our capital expenditures were $3.7 million in the three months ended March 31, 2020 compared to $0.8 million in the three months ended March 31, 2019. We anticipate capital expenditures during 2020 to be in the range of $10 million to $12 million including amounts already paid, primarily related to the construction of our Mexico facility. Our total obligations under our Mexico joint venture agreement are up to $25.0 million over several years through a combination of assets and cash of which $4.7 million has been advanced as of March 31, 2020, leaving $20.3 million of remaining obligations.

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

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our non-production employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 14 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits filed as part of this Form 10-Q:

10.1	Limited Waiver and Second Amendment to Credit and Security Agreement, dated as of February 20, 2020, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A.

10.2	Form of Cash Settled Stock Appreciation Right Award Agreement for the Company’s employees

10.3	Form of Cash Settled Restricted Stock Unit Award Agreement for the Company’s employees

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 11, 2020	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRISTOPHER J. EPPEL
Christopher J. Eppel, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Limited Waiver and Second Amendment to Credit and Security Agreement, dated as of February 20, 2020, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A.

10.2	Form of Cash Settled Stock Appreciation Right Award Agreement for the Company’s employees

10.3	Form of Cash Settled Restricted Stock Unit Award Agreement for the Company’s employees

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document