Form 10-Q
period 2020-06-30
FreightCar America, Inc.
filed 2020-08-10
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of July 23, 2020, there were 13,319,161 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$48,540	$66,257
Restricted certificates of deposit	3,855	3,769
Accounts receivable, net of allowance for doubtful accounts of $496 and $91, respectively	6,789	6,991
Inventories, net	47,116	25,092
Income tax receivable	1,027	535
Other current assets	14,265	7,035
Total current assets	121,592	109,679
Property, plant and equipment, net	39,469	38,564
Railcars available for lease, net	38,393	38,900
Right of use asset	53,442	56,507
Other long-term assets	888	1,552
Total assets	$253,784	$245,202
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$18,054	$11,713
Accrued payroll and other employee costs	306	1,389
Reserve for workers' compensation	3,344	3,210
Accrued warranty	7,903	8,388
Customer deposits	33,012	5,123
Deferred income state and local incentives, current	2,219	2,219
Lease liability, current	15,063	14,960
Current portion of long-term debt	13,950	-
Other current liabilities	5,626	2,428
Total current liabilities	99,477	49,430
Long-term debt, net of current portion	6,250	10,200
Accrued pension costs	6,006	6,510
Deferred income state and local incentives, long-term	3,612	4,722
Lease liability, long-term	48,306	53,766
Other long-term liabilities	2,833	3,420
Total liabilities	166,484	128,048
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 13,604,172 and 12,731,678 shares issued at June 30, 2020 and December 31, 2019, respectively	136	127
Additional paid in capital	83,318	83,027
Treasury stock, at cost, 285,011 and 44,855 shares at June 30, 2020 and December 31, 2019, respectively	(1,281)	(989)
Accumulated other comprehensive loss	(10,499)	(10,780)
Retained earnings	16,086	45,824
Total FreightCar America stockholders' equity	87,760	117,209
Noncontrolling interest in JV	(460)	(55)
Total stockholders' equity	87,300	117,154
Total liabilities and stockholders’ equity	$253,784	$245,202

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except for share and per share data)

Revenues	$17,458	$73,661	$22,655	$144,369
Cost of sales	23,602	67,637	37,602	145,194
Gross (loss) profit	(6,144)	6,024	(14,947)	(825)
Selling, general and administrative expenses	6,537	15,352	13,947	23,019
Loss on sale of railcars available for lease	-	5,196	-	5,196
Restructuring and impairment charges	267	1,319	1,147	1,319
Operating loss	(12,948)	(15,843)	(30,041)	(30,359)
Interest expense and deferred financing costs	(167)	(115)	(463)	(151)
Other income	134	83	358	402
Loss before income taxes	(12,981)	(15,875)	(30,146)	(30,108)
Income tax (benefit) provision	(1)	12	(3)	(189)
Net loss	(12,980)	(15,887)	(30,143)	(29,919)
Less: Net loss attributable to noncontrolling interest in JV	(189)	-	(405)	-
Net loss attributable to FreightCar America	$(12,791)	$(15,887)	$(29,738)	$(29,919)
Net loss per common share attributable to FreightCar America- basic and diluted	$(0.97)	$(1.26)	$(2.26)	$(2.37)
Weighted average common shares outstanding – basic and diluted	12,405,011	12,352,271	12,385,946	12,344,684

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)

Net loss	$(12,980)	$(15,887)	$(30,143)	$(29,919)
Other comprehensive income net of tax:
Pension and postretirement liability adjustments, net of tax	140	44	281	87
Other comprehensive income	140	44	281	87
Comprehensive loss	$(12,840)	$(15,843)	$(29,862)	$(29,832)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the three months ended June 30,
	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest in JV	Equity
Balance, March 31, 2019	12,731,678	$ 127	$ 86,074	(135,286)	$ (4,572)	$ (8,145)	$ 106,975	$ -	$ 180,459
Cumulative effective of adoption of ASC 842	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(15,887)	-	(15,887)
Other comprehensive income	-	-	-	-	-	44	-	-	44
Restricted stock awards	-	-	(2,579)	86,515	2,579	-	-	-	-
Employee stock settlement	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	355	(54,180)	(355)	-	-	-	-
Stock-based compensation recognized	-	-	(415)	-	-	-	-	-	(415)
Balance, June 30, 2019	12,731,678	$ 127	$ 83,435	(102,951)	$ (2,348)	$ (8,101)	$ 91,088	$ -	164,201

Balance, March 31, 2020	13,319,197	$ 133	$ 83,374	(152,617)	$ (1,124)	$ (10,639)	$ 28,877	$ (271)	$ 100,350
Net loss	-	-	-	-	-	-	(12,791)	(189)	(12,980)
Other comprehensive income	-	-	-	-	-	140	-	-	140
Restricted stock awards	284,975	3	(3)	-	-	-	-	-	-
Employee stock settlement	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	157	(132,394)	(157)	-	-	-	-
Stock-based compensation recognized	-	-	(210)	-	-	-	-	-	(210)
Balance, June 30, 2020	13,604,172	$ 136	$ 83,318	(285,011)	$ (1,281)	$ (10,499)	$ 16,086	$ (460)	$ 87,300

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the six months ended June 30,
	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest in JV	Equity
Balance, December 31, 2018	12,731,678	$ 127	$ 90,593	(272,030)	$ (9,721)	$ (8,188)	$ 120,799	$ -	$ 193,610
Cumulative effective of adoption of ASC 842	-	-	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	-	(29,919)	-	(29,919)
Other comprehensive income	-	-	-	-	-	87	-	-	87
Restricted stock awards	-	-	(7,806)	233,463	7,806	-	-	-	-
Employee stock settlement	-	-	-	(7,404)	(59)	-	-	-	(59)
Forfeiture of restricted stock awards	-	-	374	(56,980)	(374)	-	-	-	-
Stock-based compensation recognized	-	-	274	-	-	-	-	-	274
Balance, June 30, 2019	12,731,678	$ 127	$ 83,435	(102,951)	$ (2,348)	$ (8,101)	$ 91,088	$ -	164,201

Balance, December 31, 2019	12,731,678	$ 127	$ 83,027	(44,855)	$ (989)	$ (10,780)	$ 45,824	$ (55)	$ 117,154
Net loss	-	-	-	-	-	-	(29,738)	(405)	(30,143)
Other comprehensive income	-	-	-	-	-	281	-	-	281
Restricted stock awards	872,494	9	(9)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	283	(234,439)	(283)	-	-	-	-
Stock-based compensation recognized	-	-	17	-	-	-	-	-	17
Balance, June 30, 2020	13,604,172	$ 136	$ 83,318	(285,011)	$ (1,281)	$ (10,499)	$ 16,086	$ (460)	$ 87,300

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities	(in thousands)
Net loss	$(30,143)	$(29,919)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Non-cash restructuring and impairment charges	352	1,319
Depreciation and amortization	5,884	6,471
Change in inventory reserve	5,052	(440)
Amortization expense - right-of-use leased assets	3,065	5,662
Recognition of deferred income from state and local incentives	(1,110)	(1,109)
Loss on sale of railcars available for lease	-	5,196
Stock-based compensation recognized	17	274
Other non-cash items, net	153	90
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	202	5,338
Inventories	(27,076)	3,214
Other assets	(7,188)	(2,307)
Accounts and contractual payables	6,456	(4,890)
Accrued payroll and employee benefits	(941)	910
Income taxes receivable/payable	(13)	(197)
Accrued warranty	(485)	(1,516)
Lease liability	(5,391)	(9,091)
Customer deposits	27,889	(1,719)
Other liabilities	2,625	7,827
Accrued pension costs and accrued postretirement benefits	(131)	(266)
Net cash flows used in operating activities	(20,783)	(15,153)
Cash flows from investing activities
Purchase of restricted certificates of deposit	(3,855)	(1,117)
Maturity of restricted certificates of deposit	3,769	4,400
Purchase of securities held to maturity	-	(1,986)
Proceeds from maturity of securities	-	20,025
Purchase of property, plant and equipment	(7,009)	(2,034)
Proceeds from sale of property, plant and equipment and railcars available for lease	170	11,442
Net cash flows (used in) provided by investing activities	(6,925)	30,730
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	10,200
Employee stock settlement	(9)	(59)
Deferred financing costs	-	(929)
Net cash flows provided by financing activities	9,991	9,212
Net (decrease) increase in cash and cash equivalents	(17,717)	24,789
Cash, cash equivalents and restricted cash equivalents at beginning of period	66,257	45,070
Cash, cash equivalents and restricted cash equivalents at end of period	$48,540	$69,859
Supplemental cash flow information
Interest paid	$217	$31
Income tax refunds received	$-	$-
Income tax paid	$-	$7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar America Leasing, LLC, FreightCar America Leasing 1, LLC, FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“FCSL”), FreightCar Alabama, LLC FreightCar (Shanghai) Trading Co., Ltd, FCAI Holdings, LLC, (“FCAI”), FCA-FASEMEX, LLC, FCA-FASEMEX, S. de R.L. de C.V. and FCA-FASEMEX Enterprise, S. de R.L. de C.V., (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars as well as railcar conversions. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Grand Island, Nebraska; Johnstown, Pennsylvania; and Shanghai, People’s Republic of China, and in Castaños, Mexico.

The Company’s direct and indirect subsidiaries are wholly owned except for the Fasemex entities related to our Mexico operations. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China, and FCA-FASEMEX, S. de R.L., de C.V. and FCA-FASEMEX Enterprise, S. de R.L. de C.V. which are organized in Mexico.

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. During 2019 the Company entered into a joint venture arrangement with Fasemex to manufacture railcars in Castaños, Mexico, in exchange for a 50% interest in the operation. Under the terms of the joint venture operating agreement, the Company has the right to appoint the majority of the members of the board and management for the joint venture. The Company therefore, has determined that it has the power to direct the activities of the related entities that most significantly impact their economic performance and it also has the right to receive significant benefits and obligation to absorb losses from the operations, and as such, the Company has determined that it is the primary beneficiary of these variable interest entities (“VIEs”). Therefore, these entities are consolidated as VIEs. The Company’s initial commitments under the joint venture include capital contributions of up to $25.0 million over several years through a combination of assets and cash of which $7.1 million has been provided as of June 30, 2020. The total assets of the Mexico operations amount to $5.2 million, consisting primarily of construction in progress as of June 30, 2020. The total liabilities of the Mexico operations amount to $0.1 million as of June 30, 2020. The net loss of the Mexico operations for the three and six months ended June 30, 2020 is $0.4 million and $0.8 million, respectively. The noncontrolling minority interest as of June 30, 2020 and net loss attributable to the noncontrolling minority interest for the six months ended June 30, 2020 amounted to $(0.5) million and $(0.4) million, respectively.

The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2019 year-end balance sheet data was derived from the audited financial statements as of December 31, 2019. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Note 3 – Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The components of the lease costs were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease costs:
Fixed	$2,815	$5,897
Short-term	132	371
Total lease cost	$2,947	$6,268

Supplemental balance sheet information related to leases were as follows:
June 30, 2020
Operating leases:
Right of use assets	$53,442

Lease liabilities:
Lease liability, current	$15,063
Lease liability, long-term	48,306
Total operating lease liabilities	$63,369

Supplemental cash flow information is as follows:
Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,982
Total	$8,982

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$1,326
Total	$1,326

The aggregate future lease payments for operating leases as of June 30, 2020 are as follows:
Operating leases
2020 (Excluding the six months ended June 30, 2020)	$8,761
2021	17,411
2022	10,205
2023	9,074
2024	8,332
Thereafter	18,039
Total lease payments	71,822
Less: interest	(8,453)
Total	$63,369

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows:
Operating leases
2020	$17,743
2021	17,200
2022	9,969
2023	8,832
2024	8,082
Thereafter	16,164
Total lease payments	77,990
Less: interest	(9,263)
Total	$68,726

Weighted-average remaining lease term (years)
Operating leases	7.2
Weighted-average discount rate
Operating leases	4.5%

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

Note 5 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Railcar sales	$13,746	$69,173	$15,272	$135,117
Parts sales	2,297	2,795	4,510	5,859
Other sales	1	11	1	30
Revenues from contracts with customers	16,044	71,979	19,783	141,006
Leasing revenues	1,414	1,682	2,872	3,363
Total revenues	$17,458	$73,661	$22,655	$144,369

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses. However, during the second quarter of 2020, the Company recognized a provision for doubtful accounts of $334 largely related to one customer in its leasing portfolio that filed for bankruptcy.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of June 30, 2020. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet were $36,198 and $5,607 as of June 30, 2020 and December 31, 2019, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of June 30, 2020 with expected duration of greater than one year of $55,684.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Manufacturing	$15,129	$70,817	$18,069	$138,412
Corporate and Other	2,329	2,844	4,586	5,957
Consolidated revenues	$17,458	$73,661	$22,655	$144,369

Operating loss:
Manufacturing (1)	$(8,348)	$(3,019)	$(20,148)	$(12,656)
Corporate and Other	(4,600)	(12,824)	(9,893)	(17,703)
Consolidated operating loss	(12,948)	(15,843)	(30,041)	(30,359)
Consolidated interest expense and deferred financing costs	(167)	(115)	(463)	(151)
Consolidated other income	134	83	358	402
Consolidated loss before income taxes	$(12,981)	$(15,875)	$(30,146)	$(30,108)

Depreciation and amortization:
Manufacturing	$2,688	$3,075	$5,483	$6,097
Corporate and Other	183	191	401	374
Consolidated depreciation and amortization	$2,871	$3,266	$5,884	$6,471

Capital expenditures:
Manufacturing	$3,033	$898	$5,953	$1,432
Corporate and Other	305	377	1,056	602
Consolidated capital expenditures	$3,338	$1,275	$7,009	$2,034

(1) Results for the three months and six months ended June 30, 2020 include restructuring and impairment charges of $267 and $1,147, respectively.

	June 30,	December 31,
	2020	2019
Assets:
Manufacturing	$182,141	$156,859
Corporate and Other	70,619	87,329
Total operating assets	252,760	244,188
Consolidated income taxes receivable	1,027	1,014
Consolidated deferred income taxes, long-term	(3)	-
Consolidated assets	$253,784	$245,202

Geographic Information

	Revenues				Long Lived Assets(a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
United States	$17,458	$73,661	$22,655	$144,369	$125,748	$132,825
Mexico (b)	-	-	-	-	5,555	1,146
Total	$17,458	$73,661	$22,655	$144,369	$131,303	$133,971

(a) Long lived assets include net property plant and equipment, Railcars available for lease, and ROU Assets
(b) Included in manufacturing segment

Note 7 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents	$4,303	$-	$-	$4,303
Restricted certificates of deposit	$3,855	$-	$-	$3,855
Escrow receivable	$-	$-	$930	$930

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents	$4,580	$-	$-	$4,580
Restricted certificates of deposit	$3,769	$-	$-	$3,769
Escrow receivable	$-	$-	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of each of June 30, 2020 and December 31, 2019, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 8 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2020	2019

Restricted cash from customer deposit	$13,692	$-
Restricted cash to collateralize standby letters of credit	203	-
Total restricted cash	$13,895	$-

Note 9 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2020	2019

Work in process	$41,978	$19,742
Finished new railcars	-	-
Parts inventory	5,138	5,350
Total inventories, net	$47,116	$25,092

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $10,685 and $5,633 relating to excess or slow-moving inventory and lower of cost or net realizable value for parts and work in process at June 30, 2020 and December 31, 2019, respectively.

Note 10 – Debt Financing and Revolving Credit Facilities

BMO Credit Agreement

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). Pursuant to the BMO Credit Agreement, BMO extended an asset-based credit facility, in the maximum aggregate principal amount of up to $50,000, consisting of revolving loans and a sub-facility for letters of credit not to exceed the lesser of $10,000 and the amount of the revolving credit facility.

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

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets. As of June 30, 2020, the Company had no borrowings under the BMO credit facility and $10,195 available for borrowing under the BMO credit facility. The Company has a $4,000 letter of credit outstanding under the letter of credit sub-facility of the BMO Credit Agreement.

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

On April 16, 2019, FreightCar America Leasing, LLC, a wholly-owned subsidiary of the Company and parent of Freightcar Leasing Borrower (“Freightcar Leasing Guarantor”), entered into (i) a Guaranty Agreement (the “M&T Guaranty Agreement”) pursuant to which Freightcar Leasing Guarantor guaranteed the repayment and performance of certain obligations of Freightcar Leasing Borrower and (ii) a Pledge Agreement (the “M&T Pledge Agreement”) pursuant to which Freightcar Leasing Guarantor pledged to M&T all of the equity of Freightcar Leasing Borrower held by Freightcar Leasing Guarantor.

The loans under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries other than the assets of Freightcar Leasing Borrower and Freightcar Leasing Guarantor.

The M&T Credit Agreement has a term ending on April 16, 2021. Loans outstanding thereunder bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of June 30, 2020, FreightCar Leasing Borrower had $10,200 in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $16,253. As of June 30, 2020, the interest rate on outstanding debt under the M&T Credit Agreement was 2.24% representing the 90 day LIBOR plus 2.05%. On August 7, 2020, Freightcar Leasing Borrower was notified of an event of default by M&T Bank. See Note 17 – Subsequent Event.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan in the amount of $10,000 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, with $7,500 due in 2021 and with $2,500 due in 2022 with a final installment in April 2022.

Long-term debt consists of the following as of June 30, 2020:

Advances under M&T Credit Agreement	$10,200
SBA Payroll Protection Program Loan	10,000
Total debt	20,200
Less amounts due within one year	(13,950)
Long-term debt, net of current portion	$6,250

The fair value of the PPP loan approximates is carrying value as of June 30, 2020.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$140	$-	$140
	$140	$-	$140

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$137	$-	$137
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(97)	-	(97)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	-	4
	$44	$-	$44

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2020
Pension liability activity:
Actuarial gain	$281	$-	$281
	$281	$-	$281

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$274	$-	$274
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(194)	-	(194)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	7	-	7
	$87	$-	$87

The components of accumulated other comprehensive loss consist of the following:

	June 30,	December 31,
	2020	2019
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(10,499)	$(10,780)
	$(10,499)	$(10,780)

Note 12 – Stock-Based Compensation

Total stock-based compensation was $(156) and $(415) for the three months ended June 30, 2020 and 2019, respectively and $94 and $274 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $1,569 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 22 months. As of June 30, 2020, there was $330 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 18 months.

During the six months ended June 30, 2020, the Company granted 1,129,464 cash settled stock appreciation rights to certain employees of which 260,431 were forfeited during 2020 and 869,033 remain outstanding as of June 30, 2020. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as liabilities. The Company measures the fair value of cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is settled. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. The estimated fair value of the cash settled stock appreciation rights as of June 30, 2020 was $470. Stock-based compensation for cash settled stock appreciation rights for the three and six months ended June 30, 2020 was not material.

The fair value of cash settled stock appreciation rights as of June 30, 2020 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	5.6 years	57.50%	0.00%	0.33%	$0.54
2020	3/9/2020	5.7 years	57.39%	0.00%	0.34%	$0.59
2020	4/7/2020	5.8 years	57.24%	0.00%	0.35%	$0.71

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2020	2019	2020	2019
Interest cost	$358	$466	$716	$932
Expected return on plan assets	(609)	(555)	(1,218)	(1,110)
Amortization of unrecognized net loss	140	137	280	274
	$(111)	$48	$(222)	$96

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Postretirement Benefit Plan	2020	2019	2020	2019
Service cost	$-	$5	$-	$10
Interest cost	-	45	-	90
Amortization of prior service cost	-	4	-	8
Amortization of unrecognized net gain	-	(97)	-	(194)
	$-	$(43)	$-	$(86)

The Company made no contributions to the Company’s defined benefit pension plan for each of the three and six months ended June 30, 2020 and 2019. The Company expects to make no contributions to its pension plan in 2020.

Due to the plan termination the Company made no postretirement benefit plan contributions during each of the three and six months ended June 30, 2020. The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $158 and $276 for the three and six months ended June 30, 2019, respectively.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed. Expenses related to these plans were $372 and $743 for the three and six months ended June 30, 2019, respectively. Effective January 1, 2020, the Company suspended the employer contribution to its defined contribution plans.

Note 14 – Contingencies and Legal Settlements

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $5,831 as of June 30, 2020.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Weighted average common shares outstanding	12,405,011	12,352,271	12,385,946	12,344,684
Dilutive effect of employee stock options and nonvested share awards	-	-	-	-
Weighted average diluted common shares outstanding	12,405,011	12,352,271	12,385,946	12,344,684

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2020 and 2019, 1,107,304 and 707,395 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2020 and 2019, 1,076,577 and 668,370 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

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

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, and are detailed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Impairment and loss on disposal of machinery and equipment	$-	$1,319	$438	$1,319
Employee severance and retention	1	-	(3)	-
Other charges related to facility closure	266	-	712	-
Total restructuring and impairment costs	$267	$1,319	$1,147	$1,319

	Accrued as of December 31, 2019	Cash Charges	Non-cash charges	Cash payments	Accrued as of June 30, 2020

Impairment and loss on disposal of machinery and equipment	$-	$-	$438	$-	$-
Employee severance and retention	647	(4)	-	(636)	7
Other charges related to facility closure	359	798	(86)	(1,097)	60
Total restructuring and impairment costs	$1,006	$794	$352	$(1,733)	$67

	Accrued as of December 31, 2018	Cash Charges	Non-cash charges	Cash payments	Accrued as of June 30, 2019

Impairment charges for leasehold improvements and equipment	$-	$-	$1,319	$-	$-
Employee severance and retention	-	-	-	-	-
Other charges related to facility closure	-	-	-	-	-
Total restructuring and impairment costs	$-	$-	$1,319	$-	$-

Note 17 – Subsequent Event

On August 7, 2020, FreightCar America Leasing 1, LLC (the “Leasing Company”) received notice (the “Notice”) from M&T Bank that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T Bank with respect to the railcars in the Leasing Company’s Borrowing Base under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5,081 (the “Payment Demand Amount”). In the Notice, M&T Bank has: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because the Leasing Company did not pay the Payment Demand Amount to M&T Bank within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement. The Leasing Company does not believe that an Event of Default has occurred and is contesting M&T Bank’s assertion.  The Leasing Company has contacted M&T Bank with a demand to withdraw the Notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, risks relating to the potential financial and operational impacts of the COVID-19 pandemic; the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers, risks relating to our relationship with our unionized employees and their unions and other competitive factors. The factors listed above are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The Company terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $3.3 million and a lease termination gain of $2.2 million related to the plant closure were recorded during the last half of 2019. Additional restructuring and impairment charges of $1.1 million were recorded during the six months ended June 30, 2020. Restructuring and impairment charges related to the plant closure primarily include charges related to property, plant and equipment disposed of or abandoned at the Roanoke facility and employee severance and retention charges.

On September 19, 2019, the Company announced the formation of a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States. The joint venture will lease a manufacturing facility in Castanos, Mexico in which it will manufacture new railcars and convert existing railcars. Production of railcars at the facility is expected to begin in the second half of 2020. The Company’s initial obligations under the joint venture include capital contributions of $25 million over several years through a combination of assets and cash. The Company expects to contribute between $3 million and $5 million to the joint venture during the remainder of 2020.

Total new orders received for railcars for the six months ended June 30, 2020 were 300 units all of which were rebuilt railcars, compared to orders for 792 units, consisting of 292 new railcars and 500 rebuilt railcars, for the six months ended June 30, 2019. The decrease in the number of new orders for the six months ended June 30, 2020 compared to the prior year period is a reflection of the cyclical downturn (“Cyclical Downturn”) in the railcar equipment market, which began prior to the COVID-19 pandemic, which has served to, and may continue to, intensify the Cyclical Downturn. Total backlog of unfilled orders was 1,839 units at June 30, 2020, compared to 1,650 units at December 31, 2019. The estimated sales value of the backlog was $207 million and $206 million, respectively, as of June 30, 2020 and December 31, 2019. Of the backlog as of June 30, 2020, the Company anticipates that between 750 to 1,000 cars will be recognized as revenue by December 31, 2020.

Since first being reported in December 2019, the COVID-19 pandemic continues to create a general disruption across the world economy.  We are closely monitoring and managing the impacts of the COVID-19 coronavirus pandemic on our business, as well as the significant decline in global economic activity, and governmental reactions to the pandemic. The United States government and the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation cited the railcar industry as critical to the United States and Mexico’s response efforts to the pandemic. The railcar industry is susceptible to a reduction in demand associated with the overall economic slowdown caused by the virus. In addition, public health organizations and national, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting some forms of business activity.  Accordingly, our ability to predict industry demand and establish forecasts for sales, operating results and cash flows may be impacted. Furthermore, our plant operations and supply chain are potentially susceptible to large-scale outbreaks of the virus within our workforce or that of any of our suppliers.

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

The Company recorded a decrease in revenue compared against the corresponding prior year quarter which we attribute primarily to the backlog delivery schedule and the Cyclical Downturn in economic activity in the railcar industry which began prior to the pandemic. The Cyclical Downturn has intensified as a result of the COVID-19. As discussed in Liquidity and Capital Resources, if the pandemic continues, it may have a material negative impact on our business financially and or operationally.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Revenues

Our consolidated revenues for the three months ended June 30, 2020 were $17.5 million compared to $73.7 million for the three months ended June 30, 2019. Manufacturing segment revenues for the three months ended June 30, 2020 were $15.2 million compared to $70.8 million for the corresponding prior year quarter. Corporate and Other revenues were $2.3 million for the three months ended June 30, 2020 compared to $2.8 million for the three months ended June 30, 2019, largely reflecting lower parts sales driven by soft industry demand. The $55.6 million decrease in Manufacturing segment revenues was largely driven by a decline in the volume of railcar units delivered ($59.7 million), the impact of which was partially offset by an increase of $4.3 million due to combined impact of pricing increases and a higher mix of new versus rebuilt cars. Railcar deliveries totaled 100 units for the second quarter of 2020, all of which were new railcars, compared to 729 units, consisting of 478 new railcars and 251 rebuilt railcars, in the second quarter of 2019. Although the backlog as of March 31, 2020 ($206.0 million) was higher than the backlog as of March 31, 2019 ($151.9 million), railcar deliveries decreased in the current year quarter as a function of the Cyclical Downturn and the 2020 delivery schedule that is heavily weighted towards the last half of 2020, and is defined by the delivery terms of our customers. The Company anticipates that between 750 to 1,000 cars will be delivered to customers in the second half of 2020. The 2019 delivery schedule was more heavily weighted to the first half of the year. Further impacting our deliveries, are build inefficiencies related to the initial production of two orders received in late 2019, due in part to the closure of the Shoals plant during the first week of the quarter due to COVID-19.

Gross Profit (Loss)

Our consolidated gross loss was $6.1 million for the three months ended June 30, 2020 compared to gross profit of $6.0 million for the three months ended June 30, 2019. Manufacturing segment gross loss for the three months ended June 30, 2020 was $6.4 million compared to gross profit of $5.3 million for the three months ended June 30, 2019. The decrease in gross profit for our Manufacturing segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to unabsorbed costs due to significantly lower volume coupled with inefficiencies related to the beginning of production of certain railcar types in 2020 and the positive impact in 2019 gross profit related to the resolution of a previous year’s product claim ($3.5 million).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2020 were $6.5 million compared to $15.4 million for the three months ended June 30, 2019. The decrease in consolidated selling, general and administrative expenses for the three months ended June 30, 2020 was primarily due to $7.5 million recorded during the three months ended June 30, 2019 as part of a settlement agreement reached with one of our customers to settle all claims related to a commercial dispute. Consolidated selling, general and administrative expenses for the three months ended June 30, 2020 also included decreases in compensation expense of $1.1 million resulting from cost savings initiatives and certain key employees having left the Company. Manufacturing segment selling, general and administrative expenses were relatively stable for the three months ended June 30, 2020 at $1.7 million compared to $1.8 million for the three months ended June 30, 2019. Corporate and Other selling, general and administrative expenses were $4.8 million for the three months ended June 30, 2020 compared to $13.5 million for the three months ended June 30, 2019, the decrease primarily due to the $7.5 million settlement recorded in the 2019 period and the aforementioned decreases in compensation expense.

Loss on Sale of Railcars Available for Lease

We did not sell any railcars available for lease during the three months ended June 30, 2020. Loss on sale of railcars available for lease for the three months ended June 30, 2019 was $5.2 million and represented the loss on sale of leased railcars with a net book value of $16.6 million.

Restructuring and Impairment Charges

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. We ceased operations at the facility as of November 29, 2019. We terminated our leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $0.3 million for the three months ended June 30, 2020 primarily represented costs to vacate the leased property and equipment abandonment, relocation or removal costs. Restructuring and impairment charges of $1.3 million for the three months ended June 30, 2019 represented non-cash impairment charges for property, plant and equipment at our Roanoke facility.

Operating Loss

Our consolidated operating loss for the three months ended June 30, 2020 was $12.9 million compared to $15.8 million for the three months ended June 30, 2019. Operating loss for the Manufacturing segment was $8.3 million for the three months ended June 30, 2020 compared to $3.0 million for the three months ended June 30, 2019 reflecting the $12.1 million deterioration in Manufacturing segment gross loss described above, which was partially offset by the decreases in the loss on sale of railcars available for lease ($5.2 million) and restructuring and impairment charges ($1.0 million) compared to the 2019 period. Corporate and Other operating loss was $4.6 million for the three months ended June 30, 2020 compared to $12.8 million for the three months ended June 30, 2019, primarily due to the previously described $7.5 million settlement recorded in the 2019 period coupled with decreases in compensation expense.

Income Taxes

Due to current market conditions, we are unable to make a reliable estimate of our full year effective tax rate as of June 30, 2020 and have used our actual year to date effective tax rate when calculating our tax benefit for the three months ended June 30, 2020. As a result of additional valuation allowance recorded for each of the three months ended June 30, 2020 and 2019, our income tax benefit or provision for each of the three months ended June 30, 2020 and 2019 was close to zero.

Net Loss Attributable to FreightCar America

As a result of the changes and results discussed above, net loss attributable to FreightCar America was $12.8 million for the three months ended June 30, 2020 compared to $15.9 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, basic and diluted net loss per share attributable to FreightCar America was $0.97 compared to $1.26 for the three months ended June 30, 2019. We will continue to monitor business conditions and implement appropriate operational and financial actions as necessary.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Revenues

Our consolidated revenues for the six months ended June 30, 2020 were $22.7 million compared to $144.4 million for the six months ended June 30, 2019. Manufacturing segment revenues for the six months ended June 30, 2020 were $18.1 million compared to $138.4 million for the six months ended June 30, 2019. Corporate and Other revenues were $4.6 million for the six months ended June 30, 2020 compared to $6.0 million for the six months ended June 30, 2019, largely reflecting lower parts sales driven by soft industry demand.

The $121.7 million decrease in Manufacturing segment revenues for the 2020 period compared to the 2019 period was largely driven by a decline in the volume of railcar units delivered ($124.2 million), the impact of which was partially offset by an increase of $4.3 million due to combined impact of pricing increases and a higher mix of new versus rebuilt cars. Railcar deliveries totaled 111 units, all of which were new railcars, in the first half of 2020, compared to 1,370 units, consisting of 1,119 new railcars and 251 rebuilt railcars, in the first half of 2019. Although the backlog as of December 31, 2019 ($206.0 million) was higher than the backlog as of December 31, 2018 ($160.2 million), railcar deliveries decreased in the current year period primarily due to the Cyclical Downturn and as a function of the 2020 delivery schedule that is heavily weighted towards the last half of 2020, as defined by the delivery terms of our customers. The Company anticipates that between 750 to 1,000 cars will be delivered to customers in the second half of 2020. The 2019 delivery schedule was more heavily weighted to the first half of the year. Further impacting our deliveries, are build inefficiencies related to the initial production of two orders received in late 2019, due in part to the closure of the Shoals plant during the first week of the quarter due to COVID-19.

Gross Profit (Loss)

Our consolidated gross loss was $14.9 million for the six months ended June 30, 2020 compared to $0.8 million for the six months ended June 30, 2019. Manufacturing segment gross loss for the six months ended June 30, 2020 was $15.7 million compared to $2.2 million for the six months ended June 30, 2019. The decrease in gross profit for our Manufacturing segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to unabsorbed costs due to significantly lower volume, inefficiencies related to line-changeovers and the beginning of production of certain railcar types in 2020 and the positive impact in 2019 gross profit related to the resolution of a previous year’s product claim ($3.5 million). Corporate and Other gross profit for the six months ended June 30, 2020 was $0.8 million compared to $1.4 million for the six months ended June 30, 2019, largely reflecting lower parts sales driven by soft industry demand.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2020 were $13.9 million compared to $23.0 million for the six months ended June 30, 2019. The decrease in consolidated selling, general and administrative expenses for the six months ended June 30, 2020 was primarily due to $7.5 million recorded during the six months ended June 30, 2019 as part of a settlement agreement reached with one of our customers to settle all claims related to a commercial dispute. Consolidated selling, general and administrative expenses for the six months ended June 30, 2020 also included decreases in compensation expense of $1.5 million resulting from cost savings initiatives and certain key employees having left the Company. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2020 were $3.3 million compared to $3.9 million for the six months ended June 30, 2019 reflecting decreases in allocated costs and professional fees that were partially offset by increases in the provision for doubtful accounts and bank charges. Corporate and Other selling, general and administrative expenses were $10.7 million for the six months ended June 30, 2020 compared to $19.1 million for the six months ended June 30, 2019, the decrease primarily due to the $7.5 million settlement recorded in the 2019 period and the aforementioned decreases in compensation expense.

Loss on Sale of Railcars Available for Lease

We did not sell any railcars available for lease during the six months ended June 30, 2020. Loss on sale of railcars available for lease for the six months ended June 30, 2019 was $5.2 million and represented the loss on sale of leased railcars with a net book value of $16.6 million.

Restructuring and Impairment Charges

Restructuring and impairment charges of $1.1 million for the six months ended June 30, 2020 primarily represented costs to vacate the leased Roanoke property, equipment relocation or removal and liquidation of assets that were not able to be sold or were sold at less than anticipated liquidation values. Restructuring charges of $1.3 million for the six months ended June 30, 2019 represented impairment charges for property, plant and equipment at our Roanoke facility.

Operating Loss

Our consolidated operating loss for the six months ended June 30, 2020 was $30.0 million compared to $30.4 million for the six months ended June 30, 2019. Operating loss for the Manufacturing segment was $20.1 million for the six months ended June 30, 2020 compared to $12.7 million for the six months ended June 30, 2019 reflecting the increase in Manufacturing segment gross loss described above, which was partially offset by the loss on sale of railcars available for lease included in the 2019 period. Corporate and Other operating loss was $9.9 million for the six months ended June 30, 2020 compared to $17.7 million for the six months ended June 30, 2019, primarily due to the previously described $7.5 million settlement recorded in the 2019 period and decreases in compensation expense.

Income Taxes

Our income tax benefit was $0.0 million for the six months ended June 30, 2020 compared to $0.2 million for the six months ended June 30, 2019. Due to current market conditions, we are unable to make a reliable estimate of our full year effective tax rate as of June 30, 2020 and have used our actual year to date effective tax rate when calculating our tax benefit for the six months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2020 was 0% compared to 0.6% for the six months ended June 30, 2019.

Net Loss Attributable to FreightCar America

As a result of the changes and results discussed above, net loss attributable to FreightCar America was $29.7 million for the six months ended June 30, 2020 compared to $29.9 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, basic and diluted net loss per share attributable to FreightCar America was $2.26 compared to $2.37 for the six months ended June 30, 2019.

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

On March 25, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which, among other things, removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 through 2020, allowing for 5-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (“AMT”) credits. As a result of the CARES Act, the Company has a total of $1.0 million of AMT refunds in income tax receivable on the condensed consolidated balance sheet related to the AMT refund that was received in July 2020.

On April 16, 2020, the Company received a loan of approximately $10.0 million (the “PPP Loan”) from BMO Harris Bank N.A., (“BMO”), pursuant to the Paycheck Protection Program of the CARES Act. BMO is also the lender under the BMO Credit Agreement defined below. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic; therefore, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning in early 2021 with a final installment in April 2022. On April 14, 2020, the Company, certain of its subsidiaries, as borrowers and guarantors, and BMO, amended the BMO Credit Agreement to add CARES Act covenants related to the PPP Loan.

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). On February 21, 2020, the Borrowers and BMO amended the BMO Credit Agreement, to, among other things, increase the borrowing base during the period commencing February 21, 2020 until May 15, 2020 by the lesser of (i) 100% of qualified unrestricted cash and (ii) $4 million. As of June 30, 2020, we had no borrowings under the BMO credit facility and we had $10.2 million available for borrowing under the BMO credit facility. We have a $4 million letter of credit outstanding under the letter of credit sub-facility of the BMO Credit Agreement. See Note 10 – Debt Financing and

Revolving Credit Facilities.

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “M&T Credit Agreement”) with M&T Bank N.A. As of June 30, 2020, FreightCar America Leasing 1, LLC had $10.2 million in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $16.3 million. See Note 10 – Debt Financing and Revolving Credit Facilities.

On August 7, 2020, FreightCar America Leasing 1, LLC (the “Leasing Company”) received notice (the “Notice”) from M&T Bank that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T Bank with respect to the railcars in the Leasing Company’s Borrowing Base under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5.1 million (the “Payment

Demand Amount”). In the Notice, M&T Bank has: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because the Leasing Company did not pay the Payment Demand Amount to M&T Bank within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement. The Leasing Company does not believe that an Event of Default has occurred and is contesting M&T Bank’s assertion.  The Leasing Company has contacted M&T Bank with a demand to withdraw the Notice.

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $17.9 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively. Restricted deposits of $13.7 million as of June 30, 2020 relate to a customer deposit for purchase of railcars. Restricted deposits of $4.2 million as of each of June 30, 2020 and December 31, 2019 are used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of June 30, 2020 are scheduled to expire at various dates through February 1, 2021.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected short-term liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities and the PPP loan and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(20,783)	$(15,153)
Investing activities	(6,925)	30,730
Financing activities	9,991	9,212
Total	$(17,717)	$24,789

Operating Activities. Our net cash provided by or used in operating activities reflects net loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash used in operating activities for the six months ended June 30, 2020 was $20.8 million compared to net cash used in operating activities of $15.2 million for the six months ended June 30, 2019. Our net cash used in operating activities for the six months ended June 30, 2020 reflects our net loss and changes in working capital, including increases in inventory of $27.1 million which were offset by increases in customer deposits of $27.9 million. Our net cash used in operating activities for the six months ended June 30, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2020 was $6.9 million, consisting primarily of capital expenditures of $7.0 million, largely related to the construction in progress for our Mexico operations. Net cash provided by investing activities for the six months ended June 30, 2019 was $30.7 million, consisting of the $18.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), $11.4 million of proceeds from sale of railcars available for lease and the $3.3 million maturity of restricted certificates of deposit (net of purchases) which were partially offset by the $2.0 million cost of property, plant and equipment.

Financing Activities. Net cash provided by financing activities was $10.0 million for the six months ended June 30, 2020, compared to net cash provided by financing activities of $9.2 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of PPP loan proceeds. Net cash provided by financing activities for the six months ended June 30, 2019 represented M&T loan proceeds of $10.2 million which were partially offset by deferred financing costs of $0.9 million, related to our credit facilities.

Capital Expenditures

Our capital expenditures were $7.0 million in the six months ended June 30, 2020, largely related to the construction in progress for our Mexico operations, compared to $2.0 million in the six months ended June 30, 2019. We anticipate the remaining capital expenditures during 2020 to be in the range of $2 million to $4 million, also primarily related to the construction of our Mexico facility. Our total obligations under our Mexico joint venture agreement are up to $25.0 million over several years through a combination of assets and cash of which $7.1 million has been advanced as of June 30, 2020, leaving up to $17.9 million of remaining obligations.

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

We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our non-production employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal control over financial reporting to minimize the impact on its design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The information in response to this item is included in Note 14 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information in response to this item is included in Note 17 – Subsequent Event to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits.

(a)Exhibits filed as part of this Form 10-Q:

10.1	Third Amendment to Credit and Security Agreement, dated as of April 14, 2020, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 10, 2020	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRISTOPHER J. EPPEL
Christopher J. Eppel, Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Third Amendment to Credit and Security Agreement, dated as of April 14, 2020, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.