Form 10-Q
period 2020-09-30
FreightCar America, Inc.
filed 2020-11-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of October 27, 2020, there were 15,534,829 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$32,757	$66,257
Restricted certificates of deposit	182	3,769
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $91, respectively	10,293	6,991
Inventories, net	60,186	25,092
Assets held for sale	10,383	-
Income tax receivable	109	535
Other current assets	4,737	7,035
Total current assets	118,647	109,679
Property, plant and equipment, net	19,443	38,564
Railcars available for lease, net	38,139	38,900
Right of use asset	34,059	56,507
Other long-term assets	817	1,552
Total assets	$211,105	$245,202
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$20,606	$11,713
Accrued payroll and other employee costs	4,258	1,389
Reserve for workers' compensation	3,475	3,210
Accrued warranty	7,508	8,388
Customer deposits	29,775	5,123
Deferred income state and local incentives, current	2,219	2,219
Lease liability, current	15,102	14,960
Current portion of long-term debt	15,825	-
Other current liabilities	4,750	2,428
Total current liabilities	103,518	49,430
Long-term debt, net of current portion	4,375	10,200
Accrued pension costs	5,754	6,510
Deferred income state and local incentives, long-term	3,058	4,722
Lease liability, long-term	44,548	53,766
Other long-term liabilities	3,446	3,420
Total liabilities	164,699	128,048
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 13,604,172 and 12,731,678 shares issued at September 30, 2020 and December 31, 2019, respectively	136	127
Additional paid in capital	83,657	83,027
Treasury stock, at cost, 326,327 and 44,855 shares at September 30, 2020 and December 31, 2019, respectively	(1,341)	(989)
Accumulated other comprehensive loss	(10,359)	(10,780)
(Accumulated deficit) Retained earnings	(24,236)	45,824
Total FreightCar America stockholders' equity	47,857	117,209
Noncontrolling interest in JV	(1,451)	(55)
Total stockholders' equity	46,406	117,154
Total liabilities and stockholders’ equity	$211,105	$245,202

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except for share and per share data)

Revenues	$25,202	$40,651	$47,857	$185,020
Cost of sales	29,281	46,061	66,883	191,255
Gross loss	(4,079)	(5,410)	(19,026)	(6,235)
Selling, general and administrative expenses	7,158	7,772	21,105	30,791
Loss on sale of railcars available for lease	-	42	-	5,238
Restructuring and impairment charges	30,103	23,032	31,250	24,351
Operating loss	(41,340)	(36,256)	(71,381)	(66,615)
Interest expense and deferred financing costs	(208)	(223)	(671)	(374)
Other income	160	363	518	765
Loss before income taxes	(41,388)	(36,116)	(71,534)	(66,224)
Income tax benefit	(75)	(387)	(78)	(576)
Net loss	(41,313)	(35,729)	(71,456)	(65,648)
Less: Net loss attributable to noncontrolling interest in JV	(991)	-	(1,396)	-
Net loss attributable to FreightCar America	$(40,322)	$(35,729)	$(70,060)	$(65,648)
Net loss per common share attributable to FreightCar America- basic and diluted	$(3.03)	$(2.83)	$(5.30)	$(5.20)
Weighted average common shares outstanding – basic and diluted	12,426,872	12,359,478	12,399,687	12,349,670

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)

Net loss	$(41,313)	$(35,729)	$(71,456)	$(65,648)
Other comprehensive income net of tax:
Pension and postretirement liability adjustments, net of tax	140	44	421	131
Other comprehensive income	140	44	421	131
Comprehensive loss	$(41,173)	$(35,685)	$(71,035)	$(65,517)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the three months ended September 30,
	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest in JV	Equity
Balance, June 30, 2019	12,731,678	$ 127	$ 83,435	(102,951)	$ (2,348)	$ (8,101)	$ 91,088	$ -	$ 164,201
Cumulative effective of adoption of ASC 842	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(35,729)	-	(35,729)
Other comprehensive income	-	-	-	-	-	44	-	-	44
Restricted stock awards	-	-	(1,365)	59,846	1,365	-	-	-	-
Employee stock settlement	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	-	-	-	-	-	-	-
Stock-based compensation recognized	-	-	480	-	-	-	-	-	480
Balance, September 30, 2019	12,731,678	$ 127	$ 82,550	(43,105)	$ (983)	$ (8,057)	$ 55,359	$ -	$ 128,996

Balance, June 30, 2020	13,604,172	$ 136	$ 83,318	(285,011)	$ (1,281)	$ (10,499)	$ 16,086	$ (460)	$ 87,300
Net loss	-	-	-	-	-	-	(40,322)	(991)	(41,313)
Other comprehensive income	-	-	-	-	-	140	-	-	140
Restricted stock awards	-	-	-	-	-	-	-	-	-
Employee stock settlement	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	60	(41,316)	(60)	-	-	-	-
Stock-based compensation recognized	-	-	279	-	-	-	-	-	279
Balance, September 30, 2020	13,604,172	$ 136	$ 83,657	(326,327)	$ (1,341)	$ (10,359)	$ (24,236)	$ (1,451)	$ 46,406

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	For the nine months ended September 30,
	FreightCar America Shareholders
						Accumulated
			Additional			Other			Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest in JV	Equity
Balance, December 31, 2018	12,731,678	$ 127	$ 90,593	(272,030)	$ (9,721)	$ (8,188)	$ 120,799	$ -	$ 193,610
Cumulative effective of adoption of ASC 842	-	-	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	-	(65,648)	-	(65,648)
Other comprehensive income	-	-	-	-	-	131	-	-	131
Restricted stock awards	-	-	(9,171)	293,309	9,171	-	-	-	-
Employee stock settlement	-	-	-	(7,404)	(59)	-	-	-	(59)
Forfeiture of restricted stock awards	-	-	374	(56,980)	(374)	-	-	-	-
Stock-based compensation recognized	-	-	754	-	-	-	-	-	754
Balance, September 30, 2019	12,731,678	$ 127	$ 82,550	(43,105)	$ (983)	$ (8,057)	$ 55,359	$ -	$ 128,996

Balance, December 31, 2019	12,731,678	$ 127	$ 83,027	(44,855)	$ (989)	$ (10,780)	$ 45,824	$ (55)	$ 117,154
Net loss	-	-	-	-	-	-	(70,060)	(1,396)	(71,456)
Other comprehensive income	-	-	-	-	-	421	-	-	421
Restricted stock awards	872,494	9	(9)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	343	(275,755)	(343)	-	-	-	-
Stock-based compensation recognized	-	-	296	-	-	-	-	-	296
Balance, September 30, 2020	13,604,172	$ 136	$ 83,657	(326,327)	$ (1,341)	$ (10,359)	$ (24,236)	$ (1,451)	$ 46,406

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities	(in thousands)
Net loss	$(71,456)	$(65,648)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Non-cash restructuring and impairment charges	26,868	24,351
Depreciation and amortization	7,954	9,487
Change in inventory reserve	6,206	(1,501)
Amortization expense - right-of-use leased assets	4,910	8,168
Recognition of deferred income from state and local incentives	(1,665)	(1,665)
Loss on sale of railcars available for lease	-	5,131
Stock-based compensation recognized	296	754
Other non-cash items, net	277	(209)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,302)	9,483
Inventories	(41,300)	10,407
Other assets	2,340	(1,706)
Accounts and contractual payables	9,062	(11,206)
Accrued payroll and employee benefits	3,011	1,254
Income taxes receivable/payable	909	(289)
Accrued warranty	(880)	(1,643)
Lease liability	(9,110)	(13,210)
Customer deposits	24,652	(1,719)
Other liabilities	2,489	4,625
Accrued pension costs and accrued postretirement benefits	(242)	(417)
Net cash flows used in operating activities	(38,981)	(25,553)
Cash flows from investing activities
Purchase of restricted certificates of deposit	(4,037)	(1,416)
Maturity of restricted certificates of deposit	7,624	5,862
Purchase of securities held to maturity	-	(1,986)
Proceeds from maturity of securities	-	20,025
Purchase of property, plant and equipment	(8,267)	(3,292)
Proceeds from sale of property, plant and equipment and railcars available for lease	170	11,519
Net cash flows (used in) provided by investing activities	(4,510)	30,712
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	10,200
Employee stock settlement	(9)	(59)
Deferred financing costs	-	(929)
Net cash flows provided by financing activities	9,991	9,212
Net (decrease) increase in cash and cash equivalents	(33,500)	14,371
Cash, cash equivalents and restricted cash equivalents at beginning of period	66,257	45,070
Cash, cash equivalents and restricted cash equivalents at end of period	$32,757	$59,441
Supplemental cash flow information
Interest paid	$280	$153
Income tax refunds received	$482	$-
Income tax paid	$1	$58

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, FreightCar North America, LLC (f/k/a FCAI Holdings, LLC), (“FreightCar North America”) JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar America Leasing, LLC, FreightCar America Leasing 1, LLC, FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“FCSL”), FreightCar Alabama, LLC FreightCar (Shanghai) Trading Co., Ltd, FCA-FASEMEX, LLC, FCA-FASEMEX, S. de R.L. de C.V. and FCA-FASEMEX Enterprise, S. de R.L. de C.V. (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Johnstown, Pennsylvania; Shanghai, People’s Republic of China, and in Castaños, Mexico.

As of September 30, 2020, the Company’s direct and indirect subsidiaries are wholly owned except for the Fasemex entities related to our Mexico operations. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China, and FCA-FASEMEX, S. de R.L., de C.V. and FCA-FASEMEX Enterprise, S. de R.L. de C.V. which are organized in Mexico.

During 2019, the Company entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, Mexico, in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture. The Company plans to conduct all of its production at the Castaños facility by February 2021. See Note 17 –Subsequent Events.

The Company ceased operations at its Roanoke, Virginia manufacturing facility and vacated the facility as of March 31, 2020.

 On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company intends to cease production at the Shoals facility by the end of 2020 or during the first quarter of 2021, with full closure to be completed by the end of the first quarter of 2021. See Note 16–Restructuring and Impairment Charges.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the terms of the joint venture operating agreement for the Fasemex entities related to its Mexico operations, the Company had the right to appoint the majority of the members of the board and management for the joint venture. The Company therefore, determined that it had the power to direct the activities of the related entities that most significantly impact their economic performance and it also had the right to receive significant benefits and obligation to absorb losses from the operations, and as such, the Company determined that it was the primary beneficiary of these variable interest entities (“VIEs”). Therefore, these entities are consolidated as VIEs. The total assets of the Mexico operations amount to $5.5 million and the total liabilities of the Mexico operations amount to $0.4 million as of September 30, 2020. The net loss of the Mexico operations for the three and nine months ended September 30, 2020 is $2.0 million and $2.8 million, respectively. The noncontrolling minority interest as of September 30, 2020 and net loss attributable to the noncontrolling minority interest for the nine months ended September 30, 2020 amounted to $(1.5) million and $(1.4) million, respectively.

The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2019 year-end balance sheet data was derived from the audited financial statements as of December 31, 2019. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Note 3 – Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The ASU also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The components of the lease costs were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease costs:
Fixed	$2,515	$8,412
Short-term	210	581
Total lease cost	$2,725	$8,993

Supplemental balance sheet information related to leases were as follows:
September 30, 2020
Operating leases:
Right of use assets	$34,059

Lease liabilities:
Lease liability, current	$15,102
Lease liability, long-term	44,548
Total operating lease liabilities	$59,650

Supplemental cash flow information is as follows:
Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,371
Total	$13,371

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$1,326
Total	$1,326

The aggregate future lease payments for operating leases as of September 30, 2020 are as follows
Operating leases
2020 (Excluding the nine months ended September 30, 2020)	$4,366
2021	17,387
2022	10,205
2023	9,074
2024	8,332
Thereafter	18,040
Total lease payments	67,404
Less: interest	(7,754)
Total	$59,650

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows
Operating leases
2020	$17,743
2021	17,200
2022	9,969
2023	8,832
2024	8,082
Thereafter	16,164
Total lease payments	77,990
Less: interest	(9,263)
Total	$68,727

Weighted-average remaining lease term (years)
Operating leases	6.9
Weighted-average discount rate
Operating leases	4.5%

On February 26, 2019, the Company entered into an Amendment to its lease of the Shoals facility to extend the initial term thereof from December 31, 2021 to December 31, 2026, with two five-year extension terms thereafter through December 31, 2031 and December 31, 2036, at the Company’s option. The amendment permitted the Company to vacate up to 40% of the manufacturing facility on or before December 31, 2021 with the base rent payable to the Landlord reduced on proportional basis. The Company accounted for the amendment as a modification of the lease, resulting in a non-cash increase to lease liability and right of use asset of $32,079 during the first quarter of 2019. The Company concluded that the initial term through December 31, 2026 would be included in the measurement of lease liabilities as of the modification date. The Company has concluded that the options for extensions beyond that date are not reasonably certain of exercise, and have been excluded from the measurement of lease liabilities.

On September 10, 2020, the Company announced its plan to permanently close its Shoals facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company intends to cease production at the Shoals facility by the end of 2020 or during the first quarter of 2021, with full closure to be completed by the end of the first quarter of 2021. See Note 16 –Restructuring and Impairment Charges. On October 8, 2020, the Company completed an amendment to its lease of the Shoals facility to accelerate the expiration date of the lease from December 31, 2026 to February 28, 2021, with a single one-month extension of the new February 28, 2021 expiration date at the option of the Company. The amendment will be accounted for as a lease modification during the fourth quarter of 2020. See Note 17 – Subsequent Events.

During 2019, the Company entered into a lease agreement of new office space for which the Company took possession on February 1, 2020. The new lease arrangement requires total minimum lease payments of approximately $3,000 over 11.5 years.

Note 5 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Railcar sales	$21,400	$36,343	$36,672	$171,460
Parts sales	2,567	2,733	7,077	8,592
Other sales	-	12	1	42
Revenues from contracts with customers	23,967	39,088	43,750	180,094
Leasing revenues	1,235	1,563	4,107	4,926
Total revenues	$25,202	$40,651	$47,857	$185,020

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses. However, the Company’s allowance for doubtful accounts as of September 30, 2020 reflects an increase of $972 compared to December 31, 2019, primarily due to a customer in its leasing portfolio.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of September 30, 2020. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet were $32,076 and $5,607 as of September 30, 2020 and December 31, 2019, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of September 30, 2020 with expected duration of greater than one year of $61,379.

Note 6 – Segment Information

The Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar conversions and rebuilds. The Company’s Parts operating segment is not significant for reporting purposes and has been combined with corporate and other non-operating activities as Corporate and Other.

Segment operating income is an internal performance measure used by the Company’s Chief Operating Decision Maker to assess the performance of each segment in a given period. Segment operating income includes all external revenues attributable to the segments as well as operating costs and income that management believes are directly attributable to the current production of goods and services. The Company’s internal management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents and restricted cash and restricted cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. Intersegment revenues were not material in any period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Manufacturing	$22,589	$37,868	$40,658	$176,280
Corporate and Other	2,613	2,783	7,199	8,740
Consolidated revenues	$25,202	$40,651	$47,857	$185,020

Operating (loss) income:
Manufacturing (1)	$(36,786)	$(30,788)	$(56,934)	$(43,444)
Corporate and Other	(4,554)	(5,468)	(14,447)	(23,171)
Consolidated operating loss	(41,340)	(36,256)	(71,381)	(66,615)
Consolidated interest expense and deferred financing costs	(208)	(223)	(671)	(374)
Consolidated other income	160	363	518	765
Consolidated loss before income taxes	$(41,388)	$(36,116)	$(71,534)	$(66,224)

Depreciation and amortization:
Manufacturing	$1,915	$2,819	$7,398	$8,922
Corporate and Other	155	191	556	565
Consolidated depreciation and amortization	$2,070	$3,010	$7,954	$9,487

Capital expenditures:
Manufacturing	$1,180	$1,052	$7,132	$2,485
Corporate and Other	78	205	1,135	807
Consolidated capital expenditures	$1,258	$1,257	$8,267	$3,292

(1) Results for the three and nine months ended September 30, 2020 include restructuring and impairment charges of $30,103 and $31,250 respectively. Results for the three and nine months ended September 30, 2019 include restructuring and impairment charges of $23,032 and $24,351, respectively.

	September 30,	December 31,
	2020	2019
Assets:
Manufacturing	$163,940	$156,859
Corporate and Other	47,059	87,329
Total operating assets	210,999	244,188
Consolidated income taxes receivable	109	1,014
Consolidated deferred income taxes, long-term	(3)	-
Consolidated assets	$211,105	$245,202

Geographic Information

	Revenues				Long Lived Assets(a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
United States	$25,202	$40,651	$47,857	$185,020	$85,720	$132,825
Mexico (b)	-	-	-	-	5,921	1,146
Total	$25,202	$40,651	$47,857	$185,020	$91,641	$133,971

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

Recurring Fair Value Measurements	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents	$7,992	$-	$-	$7,992
Restricted certificates of deposit	$182	$-	$-	$182

Non-recurring Fair Value Measurements	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Assets held for sale	$-	$-	$10,383	$10,383
Right of use asset	$-	$-	$27,697	$27,697

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents	$4,580	$-	$-	$4,580
Restricted certificates of deposit	$3,769	$-	$-	$3,769
Escrow receivable	$-	$-	$930	$930

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable as of December 31, 2019 represents the escrow balance of $980, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method. The remaining escrow balance of $980 was collected by the Company in September 2020.

On September 10, 2020 the Company announced its plan to permanently close its Shoals facility. In connection with the closure, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash impairment charges of $8,978 for property, plant and equipment at the Shoals facility and $17,540 for the right of use asset were recognized during September 2020. Assets held for sale represents property, plant and equipment to be sold or transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment as described in Note 17 –Subsequent Events. See Note 16 –Restructuring and Impairment Charges for a description of the valuation techniques used.

Note 8 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	September 30,	December 31,
	2020	2019

Restricted cash from customer deposit	$5,683	$-
Restricted cash to collateralize standby letters of credit	203	-
Total restricted cash	$5,886	$-

Note 9 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2020	2019

Work in process	$55,457	$19,742
Finished new railcars	-	-
Parts inventory	4,729	5,350
Total inventories, net	$60,186	$25,092

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $11,839 and $5,633 relating to excess or slow-moving inventory and lower of cost or net realizable value for parts and work in process at September 30, 2020 and December 31, 2019, respectively. During the third quarter of 2020 the Company increased the obsolescence reserve by $5 million in connection with the planned closure of the Shoals facility.

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

The BMO Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The BMO Credit Agreement also provides for customary events of default. Borrowings under the BMO Credit Agreement are collateralized by substantially all of the Borrowers’ assets. As of September 30, 2020, the Company had no borrowings under the BMO credit facility. As of September 30, 2020, the Company has a $4,000 letter of credit outstanding under the letter of credit sub-facility of the BMO Credit Agreement.

On October 8, 2020, the BMO Credit Agreement was terminated and replaced by a new credit agreement. See Note 17 –Subsequent Events.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of September 30, 2020, FreightCar Leasing Borrower had $10,200 in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $16,155. All of the outstanding debt under the M&T Credit Agreement is classified as current as of September 30, 2020. As of September 30, 2020, the interest rate on outstanding debt under the M&T Credit Agreement was 2.24% representing the 90 day LIBOR plus 2.05%.

On August 7, 2020, FreightCar America Leasing 1, LLC (the “Leasing Company”) received notice (the “Notice”) from M&T Bank that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T Bank with respect to the railcars in the Leasing Company’s Borrowing Base under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5,081 (the “Payment Demand Amount”). In the Notice, M&T Bank has: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because the Leasing Company did not pay the Payment Demand Amount to M&T Bank within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement. The Leasing Company does not believe that an Event of Default has occurred and is contesting M&T Bank’s assertion.  The Leasing Company and M&T Bank are engaged in ongoing discussions regarding M&T Bank’s notice.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan in the amount of $10,000 through the Paycheck Protection Program. Since the entire loan was used for payroll, utilities and interest, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, with $7,500 due in 2021 and with $2,500 due in 2022 with a final installment in April 2022. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the loan term to five years.

Long-term debt consists of the following as of September 30, 2020:

Advances under M&T Credit Agreement	$10,200
SBA Payroll Protection Program Loan	10,000
Total debt	20,200
Less amounts due within one year	(15,825)
Long-term debt, net of current portion	$4,375

The fair value of the PPP loan approximates its carrying value as of September 30, 2020.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$140	$-	$140
	$140	$-	$140

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$138	$-	$138
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(98)	-	(98)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	4	-	4
	$44	$-	$44

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2020
Pension liability activity:
Actuarial gain	$421	$-	$421
	$421	$-	$421

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2019
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$412	$-	$412
Postretirement liability activity:
Reclassification adjustment for amortization of net gain (pre-tax other income (expense))	(292)	-	(292)
Reclassification adjustment for amortization of prior service cost (pre-tax other income (expense))	11	-	11
	$131	$-	$131

The components of accumulated other comprehensive loss consist of the following:

	September 30,	December 31,
	2020	2019
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(10,359)	$(10,780)
	$(10,359)	$(10,780)

Note 12 – Stock-Based Compensation

Total stock-based compensation was $485 and $480 for the three months ended September 30, 2020 and 2019, respectively and $578 and $754 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $1,242 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 20 months. As of September 30, 2020, there was $252 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 15 months.

During the nine months ended September 30, 2020, the Company granted 1,139,464 cash settled stock appreciation rights to certain employees of which 305,121 were forfeited during 2020 and 834,343 remain outstanding as of September 30, 2020. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as liabilities. The Company measures the fair value of cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is settled. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. The estimated fair value of the cash settled stock appreciation rights as of September 30, 2020 was $1,135. Stock-based compensation for cash settled stock appreciation rights was $261 and $192 for the three and nine months ended September 30, 2020.

The fair value of cash settled stock appreciation rights as of September 30, 2020 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	5.3 years	61.00%	0.00%	0.31%	$1.36
2020	3/9/2020	5.4 years	60.75%	0.00%	0.32%	$1.45
2020	9/14/2020	6.0 years	59.76%	0.00%	0.36%	$1.28

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

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2020	2019	2020	2019
Interest cost	$358	$466	$1,074	$1,398
Expected return on plan assets	(609)	(555)	(1,828)	(1,665)
Amortization of unrecognized net loss	140	138	421	412
	$(111)	$49	$(333)	$145

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Postretirement Benefit Plan	2020	2019	2020	2019
Service cost	$-	$5	$-	$15
Interest cost	-	46	-	136
Amortization of prior service cost	-	4	-	11
Amortization of unrecognized net gain	-	(98)	-	(292)
	$-	$(43)	$-	$(130)

The Company made no contributions to the Company’s defined benefit pension plan for each of the three and nine months ended September 30, 2020 and 2019. The Company expects to make no contributions to its pension plan in 2020.

Due to the plan termination the Company made no postretirement benefit plan contributions during each of the three and nine months ended September 30, 2020. The Company made contributions to the Company’s postretirement benefit plan for salaried retirees of $156 and $432 for the three and nine months ended September 30, 2019, respectively.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed. Expenses related to these plans were $331 and $1,075 for the three and nine months ended September 30, 2019, respectively. Effective January 1, 2020, the Company suspended the employer contribution to its defined contribution plans.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at its Cherokee, Alabama (“Shoals”) facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In the event that any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance of $5,277 as of September 30, 2020.

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

Note 15 – Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Weighted average common shares outstanding	12,426,872	12,359,478	12,399,687	12,349,670
Dilutive effect of employee stock options and nonvested share awards	-	-	-	-
Weighted average diluted common shares outstanding	12,426,872	12,359,478	12,399,687	12,349,670

Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards, to the extent inclusion of such shares would be dilutive. For the three months ended September 30, 2020 and 2019, 1,104,263 and 661,048 of such incremental shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2020 and 2019, 1,083,881 and 665,903 of such incremental shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 16 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company intends to cease production at the Shoals facility by the end of 2020 or during the first quarter of 2021, with full closure to be completed by the end of the first quarter of 2021. In connection with the closure, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash restructuring and impairment charges totaling $26,518 were allocated to the asset group and recognized during September 2020. These non-cash charges for the three months ended September 30, 2020 related to the ROU Asset ($17,540) and non-cash impairment charges for property, plant and equipment at the Shoals facility ($8,978). In connection with the impairment the Company reassessed the estimated useful lives of equipment that will continue to be used by the Company (primarily in Castaños, Mexico) and are depreciating it over their useful lives in accordance with the Companies policies. As a result of the plan, the Company expects to incur pre-tax cash charges of between $8 and $10 million, which consist of employee-related costs and other cash shutdown costs. Restructuring and impairment charges for the three months ended September 30, 2020 included cash charges of $3,532 which consisted primarily of employee severance and retention charges of which $3,359 remained unpaid as of September 30, 2020.

The fair value of the ROU asset was estimated using an income valuation approach known as the “sublease” discounted cash flow (“DCF”) model in which the cash flows were based on current market-based lease pricing over the remaining term of the Shoals facility lease. The cash flows were discounted to present value using a market-derived rate of return.

The Shoals facility personal property will be abandoned in place at the facility, sold, transferred to another FCA facility (primarily Castaños, Mexico), or scrapped. The assets abandoned in place represent property, plant and equipment to be transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment described below. The premise of fair value differs for each type of asset disposition. The fair value of the personal property assets to be abandoned in place at the Shoals facility were analyzed under a fair value in continued use (“In-Use”) premise. This premise assumes that the assets will continue to be used in the ongoing operation of the facility and therefore includes installation, other assembly, freight, engineering, electrical set-up and process piping costs that would be required to make the assets fully operational. Assets to be sold or transferred were analyzed under the In-Exchange premise of fair value. Under this premise, we considered the value of the assets assuming an orderly sale on a stand-alone basis. It is assumed the assets will be sold on an as-is, where-is basis and alternative uses for the assets from the originally designed purpose are considered. Any remaining personal property assets that will neither be abandoned in place nor sold/transferred were considered unmarketable and were valued under a scrap value premise.

For both the aforementioned In-Use and In Exchange premises, in instances where an asset was found to have no used market resale exposure, we utilized the Cost Approach.  For assets in which there was an active secondary market where recent sales comparables exist, the Market Approach was utilized.  In instances where market data was available but deemed too incomplete to apply a complete Market Approach, we used the market relationship data available to influence, confirm, or adjust the Cost Approach results.

As further discussed in Note 17 –Subsequent Events, on October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, the Retirement Systems of Alabama (“RSA”), to shorten the Shoals lease term by amending the expiration date to the end of February 2021, with a single one-month extension of the new February 28, 2021 expiration date at the option of the Company. The lease termination will result in a lease termination gain of approximately $15,000 to be recorded during the fourth quarter of 2020.

The $10,383 estimated fair value of property, plant and equipment to be sold or transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment is reported as Assets Held for Sale on the balance sheet as of September 30, 2020. See Note 17 –Subsequent Events.

On August 1, 2019, the Company completed its annual goodwill impairment analysis and determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21,521 during the three months ended September 30, 2019.

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The Company terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges related to the plant closure for the three and nine months ended September 30, 2019 primarily include non-cash impairment charges for property, plant and equipment at the Roanoke facility and employee severance and retention charges.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, and are detailed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Impairment and loss on right of use asset	$17,540	$-	$17,540	$-
Impairment and loss on disposal of machinery and equipment	9,031	61	9,469	1,380
Employee severance and retention	3,381	1,318	3,378	1,318
Goodwill impairment	-	21,521	-	21,521
Other charges related to facility closure	151	132	863	132
Total restructuring and impairment costs	$30,103	$23,032	$31,250	$24,351

	Accrued as of December 31, 2019		Cash Charges		Non-cash charges	Cash payments		Accrued as of September 30, 2020

Impairment and loss on right of use asset	$		$		$17,540	$		$-
Impairment and loss on disposal of machinery and equipment		-		-	9,469		-	-
Employee severance and retention		647		3,371	-		(659)	3,359
Other charges related to facility closure		359		798	(86)		(1,157)	-
Total restructuring and impairment costs		$1,006		$4,169	$26,923		$(1,816)	$3,359

	Accrued as of December 31, 2018	Cash Charges	Non-cash charges	Cash payments	Accrued as of September 30, 2019

Impairment charges for leasehold improvements and equipment	$-	$-	$1,380	$-	$-
Employee severance and retention	-	1,318	-	-	1,318
Other charges related to facility closure	-	132	-	(84)	48
Goodwill impairment	-	-	21,521	-	-
Total restructuring and impairment costs	$-	$1,450	$22,901	$(84)	$1,366

Note 17 – Subsequent Events

Third Amendment to Industrial Facility Lease

On October 8, 2020, FreightCar America, Inc. (the “Company”) and its wholly owned subsidiary, FreightCar Alabama, LLC (“FreightCar Alabama”), entered into the Third Amendment to Industrial Facility Lease (the “Lease Amendment”) with Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama as landlord (collectively, the “Landlord”), in connection with the Industrial Facility Lease, dated as of September 29, 2011, which was assigned to FreightCar Alabama on February 28, 2018 and amended by that certain Second Amendment to Industrial Facility Lease by and among FreightCar Alabama, the Landlord and the Company, as Guarantor, dated as of February 26, 2019 (as previously amended and assigned, the “Original Lease”), relating to the Company’s facility in Cherokee, Alabama (the “Facility”).

The Lease Amendment was entered into in connection with the upcoming closure of the Facility. The Lease Amendment amends the Original Lease to shorten its term by amending the expiration date from December 31, 2026 to February 28, 2021, with a single one-month extension of the new February 28, 2021 expiration date at the option of FreightCar Alabama, and provides FreightCar Alabama with the option to store railcars and other rolling stock from the end of the term through June 30, 2021 at no additional rent or other costs, except that the Company would be obligated to pay one-month’s rent at the previous monthly rate if it exercises the one-month term extension option.

In addition, the Landlord has agreed in the Lease Amendment to waive the base rent payable under the Original Lease for the months of October 2020 through February 2021. As consideration for the Landlord’s entry into the Lease Amendment and the aforementioned rent waiver, the Company and FreightCar Alabama agreed to sell and transfer certain Facility-related assets to the Landlord. The lease termination will result in a lease termination gain of approximately $15,000 to be recorded during the fourth quarter of 2020.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000, consisting of revolving loans.

The Siena Loan Agreement replaced the Company’s prior revolving credit facility under the Credit and Security Agreement dated as of April 12, 2019, among the Company and certain of its subsidiaries, as borrowers and guarantors, and BMO Harris Bank N.A., as lender, as amended from time to time, which was terminated effective October 8, 2020 and otherwise would have matured on April 12, 2024.

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum.

The Siena Loan Agreement provides for a revolving credit facility with maximum availability of $20,000, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limit availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by Siena from time to time in accordance with the Siena Loan Agreement.

The Siena Loan Agreement contains affirmative and negative covenants, including, without limitation, limitations on future indebtedness, liens and investments. The Siena Loan Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Siena Loan Agreement, each of the Loan Parties granted Siena a continuing lien upon certain assets of the Loan Parties to secure the obligations of the Loan Parties under the Siena Loan Agreement.

Equity Purchase Agreement

On October 16, 2020, FreightCar America, Inc. (the “Company”), through its wholly owned subsidiary, FreightCar North America, LLC (f/k/a FCAI Holdings, LLC) (“FreightCar North America”), entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Fasemex, Inc. (the “US Seller”), Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex Mexico”) and Agben de Mexico, S.A. de C.V. (“Agben” and, together with Fasemex Mexico, the “MX Sellers”, and the MX Sellers, together with the US Seller, the “Sellers”). Pursuant to the Equity Purchase Agreement, FreightCar North America acquired from Sellers 50% of the outstanding equity interests (the “Seller Interests”) of FCA-Fasemex, LLC, a Delaware limited liability company (the “ US JV”), FCA-Fasemex, S. de R.L. de C.V., an entity organized under the laws of Mexico (“Production JV”), and FCA-Fasemex Enterprise, S. de R.L. de C.V., an entity organized under the laws of Mexico (“ Services JV,” and, collectively, with the Production JV and the US JV, the “ JV Companies”).

The JV Companies collectively represented the Company’s joint venture with the Sellers to manufacture railcars in Castaños, Mexico, which was formed in September 2019. Prior to the execution of the Equity Purchase Agreement, FreightCar North America owned a 50% interest in each of the JV Companies and, as a result of the acquisition of the Seller Interests, the JV Companies are now wholly-owned by FreightCar North America.

The consideration for the Seller Interests includes $173 in cash and the issuance of an aggregate of 2,257,234 shares of the Company’s common stock, par value $0.01 per share (the “EPA Shares”), to the Sellers. In addition, the Company and certain of its subsidiaries entered into several ancillary agreements including an investor rights agreement, a restated lease agreement and a royalty agreement.

The Equity Purchase Agreement contains certain customary representations, warranties, indemnities and covenants, including a non-competition covenant from the Sellers and their affiliates until the later of three years after closing and such time that the Sellers cease to beneficially own, in the aggregate, common stock of the Company equal to at least 5% of the issued and outstanding shares of the Company’s common stock.

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund for which Pacific Investment Management Company LLC serves as investment manager, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40,000, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). A special meeting of FreightCar America, Inc. stockholders to consider and vote upon a proposal to approve the issuance of the common stock underlying the Warrant is scheduled for November 24, 2020.

The Term Loan Credit Agreement contains a term ending five years following the Closing Date. The commitment of the Lender to fund the term loan will terminate if the Closing Date has not occurred by December 31, 2020. The term loan outstanding under the Term Loan Credit Agreement will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin for each such interest rate set forth in the Term Loan Credit Agreement.

The Term Loan Credit Agreement has both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The Term Loan Credit Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Term Loan Credit Agreement and the related loan documents, each of the Loan Parties granted to Agent a continuing lien upon all of such Loan Parties’ assets to secure the obligations of the Loan Parties under the Term Loan Credit Agreement.

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company will issue to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant will be exercisable for a term of ten years from the date of the issuance of the Warrant. The issuance of the Warrant will occur on the Closing Date and is subject to, among other things, approval by the Company’s stockholders of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. A special meeting of FreightCar America, Inc. stockholders to consider and vote upon a proposal to approve the issuance of the common stock issuable upon exercise of the Warrant is scheduled for November 24, 2020. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, risks relating to the potential financial and operational impacts of the COVID-19 pandemic; the risk that our stockholders may not approve the issuance of the common stock underlying the warrant or that the term loan may not be funded, the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers, risks relating to our relationship with our unionized employees and their unions and other competitive factors. The factors listed above are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company intends to cease production at the Shoals facility by the end of 2020 or during the first quarter of 2021, with full closure to be completed by the end of the first quarter of 2021. As a result of the plan, the Company expects to incur pre-tax cash charges of between $8 and $10 million, which consist of employee-related costs and other cash shutdown costs. When completed the Company expects to save more than $20 million in annual fixed costs. Restructuring and impairment charges of $29.9 million for the three months ended September 30, 2020 include a non-cash impairment charge recorded to reduce the right of use asset for the Shoals facility lease to its fair value, non-cash impairment charges for property, plant and equipment at the Shoals facility and a charge related to employee severance and retention. On October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, the Retirement Systems of Alabama (“RSA”) to shorten the Shoals lease term by amending the expiration date to the end of February 2021 with a single one-month extension of the new February 28, 2021 expiration date at the option of the Company. The RSA has agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. As consideration for the early termination and rent waiver the Company agreed to sell and transfer certain basic infrastructure at the facility to the RSA. The lease termination will result in a lease termination gain of approximately $15 million to be recorded during the fourth quarter of 2020. See Note 17 –Subsequent Events.

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The Company terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $1.4 million were recorded during the nine months ended September 30, 2020. Restructuring and impairment charges related to the plant closure primarily include charges related to property, plant and equipment disposed of or abandoned at the Roanoke facility and employee severance and retention charges.

During 2019 the Company entered into a joint venture with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, Mexico, in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture in exchange for 2.3 million shares of the Company’s common stock and $0.2 million in cash. The Company plans to conduct all of its production at the Castaños facility by February 2021. See Note 17 – Subsequent Events.

Total new orders received for railcars for the nine months ended September 30, 2020 were 400 units consisting of 100 new railcars and 300 rebuilt railcars, compared to orders for 1,842 units, consisting of 1,294 new railcars and 548 rebuilt railcars, for the nine months ended September 30, 2019. The decrease in the number of new orders for the nine months ended September 30, 2020 compared to the prior year period is a reflection of the cyclical downturn (“Cyclical Downturn”) in the railcar equipment market, which began prior to the COVID-19 pandemic, which has served to, and may continue to, intensify the Cyclical Downturn. Total backlog of unfilled orders was 1,776 units at September 30, 2020, compared to 1,650 units at December 31, 2019. The estimated sales value of the backlog was $195 million and $206 million, respectively, as of September 30, 2020 and December 31, 2019.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Revenues

Our consolidated revenues for the three months ended September 30, 2020 were $25.2 million compared to $40.7 million for the three months ended September 30, 2019. Manufacturing segment revenues for the three months ended September 30, 2020 were $22.6 million compared to $37.9 million for the corresponding prior year quarter. Corporate and Other revenues were $2.6 million for the three months ended September 30, 2020 compared to $2.8 million for the three months ended September 30, 2019, largely reflecting slightly lower parts sales driven by soft industry demand. The $15.3 million decrease in Manufacturing segment revenues was largely driven by a decline in the volume of railcar units delivered ($24.7 million), the impact of which was partially offset by an increase of $9.4 million due to combined impact of pricing increases and a higher mix of new versus rebuilt cars. Railcar deliveries totaled 163 units for the third quarter of 2020, consisting of 162 new railcars and 1 rebuilt railcar, compared to 467 units, consisting of 255 new railcars and 212 rebuilt railcars, in the third quarter of 2019. The number of railcars delivered during the three months ended September 30, 2020 is greater than the number of cars delivered during the first half of 2020. Although the number of units delivered during the third quarter of 2020 has ramped up and the backlog as of the beginning of the third quarter 2020 was higher than that as of a year earlier, deliveries have been lower during the quarter ended September 30, 2020 compared to the prior year quarter as a function of the Cyclical Downturn and the 2020 delivery schedule that is heavily weighted towards the last quarter of 2020, and is defined by the delivery terms of our customers.

Gross Loss

Our consolidated gross loss was $4.1 million for the three months ended September 30, 2020 compared to $5.4 million for the three months ended September 30, 2019. Manufacturing segment gross loss for the three months ended September 30, 2020 was $4.7 million compared to $6.1 million for the three months ended September 30, 2019. The $1.3 million and $1.4 million decreases in the consolidated and Manufacturing segment gross losses, respectively, reflect the relative mix of higher margin railcars which more than offset the impact of negative cost absorption variances due to lower production volumes.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2020 were $7.2 million compared to $7.8 million for the three months ended September 30, 2019. Consolidated selling, general and administrative expenses for the three months ended September 30, 2020 included decreases in compensation expense of $0.6 million resulting from cost savings initiatives and certain key employees having left the Company. Consolidated selling, general and administrative expenses for the three months ended September 30, 2020 also included decreases in research and development costs of $0.3 million and rent expense of $0.2 million, which were partially offset by an increase the provision for doubtful accounts of $0.6 million. Manufacturing segment selling, general and administrative expenses were $2.5 million for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019 primarily due to the increase in the provision for doubtful accounts. Corporate and Other selling, general and administrative expenses were $4.6 million for the three months ended September 30, 2020 compared to $6.2 million for the three months ended September 30, 2019. Corporate and Other selling, general and administrative expenses for the three months ended September 30, 2020 included decreases in compensation expense of $0.6 million, research and development costs of $0.3 million, rent expense of $0.2 million and other factors that were not individually significant.

Loss on Sale of Railcars Available for Lease

We did not sell any railcars available for lease during the three months ended September 30, 2020. Loss on sale of railcars available for lease for the three months ended September 30, 2019 was not material.

Restructuring and Impairment Charges

On September 10, 2020, we announced our plan to permanently close our Shoals manufacturing facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. Restructuring and impairment charges of $30.1 million for the three months ended September 30, 2020 primarily included a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.0 million and employee severance and retention charges of $3.4 million.

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

Operating Loss

Our consolidated operating loss for the three months ended September 30, 2020 was $41.3 million compared to $36.3 million for the three months ended September 30, 2019. Operating loss for the Manufacturing segment was $36.8 million for the three months ended September 30, 2020 compared to $30.8 million for the three months ended September 30, 2019 reflecting increases in Manufacturing segment restructuring and impairment charges of $6.5 million and previously described increases in selling, general and administrative expenses of $0.9 million which were partially offset by a decrease in Manufacturing segment gross loss of $1.4 million compared to the 2019 period. Corporate and Other operating loss was $4.6 million for the three months ended September 30, 2020 compared to $5.5 million for the three months ended September 30, 2019, primarily due to the previously described $1.5 million decrease in selling, general and administrative expenses.

Income Taxes

Due to current market conditions, we are unable to make a reliable estimate of our full year effective tax rate as of September 30, 2020 and have used our actual year to date effective tax rate when calculating our tax benefit of $0.1 million for the three months ended

September 30, 2020. Our income tax benefit for the three months ended September 30, 2019 of $0.4 million primarily represents discrete events related to the goodwill impairment charge and changes in uncertain tax positions recorded during the three months ended September 30, 2019.

Net Loss Attributable to FreightCar America

As a result of the changes and results discussed above, net loss attributable to FreightCar America was $40.3 million for the three months ended September 30, 2020 compared to $35.7 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, basic and diluted net loss per share attributable to FreightCar America was $3.03 compared to $2.83 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Revenues

Our consolidated revenues for the nine months ended September 30, 2020 were $47.9 million compared to $185.0 million for the nine months ended September 30, 2019. Manufacturing segment revenues for the nine months ended September 30, 2020 were $40.7 million compared to $176.3 million for the nine months ended September 30, 2019. Corporate and Other revenues were $7.2 million for the nine months ended September 30, 2020 compared to $8.7 million for the nine months ended September 30, 2019, largely reflecting lower parts sales driven by soft industry demand.

The $135.6 million decrease in Manufacturing segment revenues for the 2020 period compared to the 2019 period was largely driven by a decline in the volume of railcar units delivered ($150.0 million), the impact of which was partially offset by an increase of $14.4 million due to combined impact of pricing increases and a higher mix of new versus rebuilt cars. Railcar deliveries totaled 274 units, consisting of 273 new railcars and 1 rebuilt railcar, during the nine months ended September 30, 2020, compared to 1,837 units, consisting of 1,374 new railcars and 463 rebuilt railcars, in the nine months ended September 30, 2019. Although the backlog as of December 31, 2019 ($206.0 million) was higher than the backlog as of December 31, 2018 ($160.2 million), railcar deliveries decreased in the current year period primarily due to the Cyclical Downturn and as a function of the 2020 delivery schedule that is heavily weighted towards the last quarter of 2020, as defined by the delivery terms of our customers. The 2019 delivery schedule was more heavily weighted to the first nine months of the year. Further impacting our deliveries, are build inefficiencies related to the initial production of two orders received in late 2019, due in part to the closure of the Shoals plant during the first week of April 2020 due to COVID-19.

Gross Loss

Our consolidated gross loss was $19.0 million for the nine months ended September 30, 2020 compared to $6.2 million for the nine months ended September 30, 2019. Manufacturing segment gross loss for the nine months ended September 30, 2020 was $20.4 million compared to $8.4 million for the nine months ended September 30, 2019. The increase in loss for our Manufacturing segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to unabsorbed costs due to significantly lower volume, inventory charges, inefficiencies related to line-changeovers and the beginning of production of certain railcar types in 2020 and the positive impact on 2019 gross profit related to the resolution of a previous year’s product claim ($3.5 million). Corporate and Other gross profit for the nine months ended September 30, 2020 was $1.4 million compared to $2.1 million for the nine months ended September 30, 2019, largely reflecting lower parts sales driven by soft industry demand.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2020 were $21.1 million compared to $30.8 million for the nine months ended September 30, 2019. The decrease in consolidated selling, general and administrative expenses for the nine months ended September 30, 2020 was primarily due to $7.5 million recorded during the nine months ended September 30, 2019 as part of a settlement agreement reached with one of our customers to settle all claims related to a commercial dispute. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2020 also included decreases in compensation expense of $2.0 million resulting from cost savings initiatives and certain key employees having left the Company and research and development costs of $0.7 million, which were partially offset by an increase in the allowance for doubtful accounts of $0.8 million compared to the 2019 period. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2020 were $5.8 million compared to $5.5 million for the nine months ended September 30, 2019 reflecting increases in the allowance for doubtful accounts and bank charges, which were partially offset by lower allocated costs. Corporate and Other selling, general and administrative expenses were $15.3 million for the nine months ended September 30, 2020 compared to $25.3 million for the nine months ended September 30, 2019, the decrease primarily due to the $7.5 million settlement recorded in the 2019 period and decreases in compensation costs of $2.0 million and research and development costs of $0.7 million.

Loss on Sale of Railcars Available for Lease

We did not sell any railcars available for lease during the nine months ended September 30, 2020. Loss on sale of railcars available for lease for the nine months ended September 30, 2019 was $5.2 million and represented the loss on sale of leased railcars with a net book value of $16.6 million.

Restructuring and Impairment Charges

Restructuring and impairment charges for the nine months ended September 30, 2020 included $29.9 million related to the closure of the Shoals facility consisting of a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.0 million and employee severance and retention charges of $3.4 million. Restructuring and impairment charges for the nine months ended September 30, 2020 also included $1.4 million related to the closure of the Roanoke facility and represented costs to vacate the leased Roanoke property, equipment relocation or removal and liquidation of assets that were not able to be sold or were sold at less than anticipated liquidation values. Restructuring and impairment charges related to the Roanoke closure for the nine months ended September 30, 2019 included employee severance and retention costs of $1.3 million, non-cash impairment charges for property, plant and equipment of $1.4 million and other charges of $0.1 million. Restructuring and impairment charges for the nine months ended September 30, 2019 also included goodwill impairment charges of $21.5 million.

Operating Loss

Our consolidated operating loss for the nine months ended September 30, 2020 was $71.4 million compared to $66.6 million for the nine months ended September 30, 2019. Operating loss for the Manufacturing segment was $56.9 million for the nine months ended September 30, 2020 compared to $43.4 million for the nine months ended September 30, 2019 reflecting the increases in Manufacturing segment gross loss and restructuring and impairment charges described above, which were partially offset by the loss on sale of railcars available for lease included in the 2019 period. Corporate and Other operating loss was $14.4 million for the nine months ended September 30, 2020 compared to $23.2 million for the nine months ended September 30, 2019, primarily due to the previously described $7.5 million settlement recorded in the 2019 period and decreases in compensation expense.

Income Taxes

Our income tax benefit was $0.1 million for the nine months ended September 30, 2020 compared to $0.6 million for the nine months ended September 30, 2019. Due to current market conditions, we are unable to make a reliable estimate of our full year effective tax rate as of September 30, 2020 and have used our actual year to date effective tax rate when calculating our tax benefit for the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2020 was 0.1% compared to 0.9% for the nine months ended September 30, 2019.

Net Loss Attributable to FreightCar America

As a result of the changes and results discussed above, net loss attributable to FreightCar America was $70.1 million for the nine months ended September 30, 2020 compared to $65.6 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, basic and diluted net loss per share attributable to FreightCar America was $5.30 compared to $5.20 for the nine months ended September 30, 2019.

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

On April 16, 2020, the Company received a loan of approximately $10.0 million (the “PPP Loan”) from BMO Harris Bank N.A., (“BMO”), pursuant to the Paycheck Protection Program of the CARES Act. BMO is also the lender under the BMO Credit Agreement defined below. Since all proceeds from the PPP Loan were used to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning in early 2021 with a final installment in April 2022. On April 14, 2020, the Company, certain of its subsidiaries, as borrowers and guarantors, and BMO, amended the BMO Credit Agreement to add CARES Act covenants related to the PPP Loan. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the loan term to 5 years.

On April 12, 2019, the Company entered into a Credit and Security Agreement (the “BMO Credit Agreement”) by and among the Company and certain of its subsidiaries, as borrowers and guarantors (together with the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”). On February 21, 2020, the Borrowers and BMO amended the BMO Credit Agreement, to, among other things, increase the borrowing base during the period commencing February 21, 2020 until May 15, 2020 by the lesser of (i) 100% of qualified unrestricted cash and (ii) $4 million. As of September 30, 2020, we had no borrowings under the BMO credit facility and we had a $4 million letter of credit outstanding under the letter of credit sub-facility of the BMO Credit Agreement. See Note 10 – Debt Financing and Revolving Credit Facilities.

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20 million, consisting of revolving loans. The Siena Loan Agreement replaced the BMO Credit Agreement which was terminated effective October 8, 2020 and otherwise would have matured on April 12, 2024.

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum.

The Siena Loan Agreement provides for a revolving credit facility with maximum availability of $20.0 million, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limit availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by Siena from time to time in accordance with the Siena Loan Agreement.

The Siena Loan Agreement contains affirmative and negative covenants, including, without limitation, limitations on future indebtedness, liens and investments. The Siena Loan Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Siena Loan Agreement, each of the Loan Parties granted Siena a continuing lien upon certain assets of the Loan Parties to secure the obligations of the Loan Parties under the Siena Loan Agreement. See Note 17 – Subsequent Events.

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “M&T Credit Agreement”) with M&T Bank N.A. As of September 30, 2020, FreightCar America Leasing 1, LLC had $10.2 million in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $16.1 million. All of the outstanding debt under the M&T Credit Agreement is classified as current as of September 30, 2020. See Note 10 – Debt Financing and Revolving Credit Facilities.

On August 7, 2020, FreightCar America Leasing 1, LLC (the “Leasing Company”) received notice (the “Notice”) from M&T Bank that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T Bank with respect to the railcars in the Leasing Company’s Borrowing Base under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5.1 million (the “Payment Demand Amount”). In the Notice, M&T Bank has: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because the Leasing Company did not pay the Payment Demand Amount to M&T Bank within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement. The Leasing Company does not believe that an Event of Default has occurred and is contesting M&T Bank’s assertion.  The Leasing Company and M&T Bank are engaged in ongoing discussions regarding M&T Bank’s notice.

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund for which Pacific Investment Management Company LLC serves as investment manager, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan in the principal amount of $40 million, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). A special meeting of FreightCar America, Inc. stockholders to consider and vote upon a proposal to approve the issuance of the common stock underlying the Warrant is scheduled for November 24, 2020.

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The commitment of the Lender to fund the term loan will terminate if the Closing Date has not occurred by December 31, 2020. The term loan outstanding under the Term Loan Credit Agreement will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin for each such interest rate set forth in the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains both affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and investments. The Term Loan Credit Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Term Loan Credit Agreement and the related loan documents, each of the Loan Parties granted to Agent a continuing lien upon all of such Loan Parties’ assets to secure the obligations of the Loan Parties under the Term Loan Credit Agreement.

In connection with the entry into the Term Loan Credit Agreement, the Company will issue to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), issued pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant will be exercisable for a term of ten years from the date of the issuance of the Warrant. The issuance of the Warrant will occur on the Closing Date and is subject to, among other things, approval by the Company’s stockholders of the issuance of the common stock issuable upon the exercise of the Warrant by the Warrantholder. A special meeting of FreightCar America, Inc. stockholders to consider and vote upon a proposal to approve the issuance of the common stock issuable upon exercise of the Warrant is scheduled for November 24, 2020. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date. See Note 17 – Subsequent Events.

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $9.9 million and $4.2 million as of September 30, 2020 and December 31, 2019, respectively. Restricted deposits of $5.7 million as of September 30, 2020 relate to a customer deposit for purchase of railcars. Restricted deposits of $4.2 million as of each of September 30, 2020 and December 31, 2019 are used to collateralize standby letters of credit with respect to performance guarantees and to support our workers’ compensation insurance claims. The standby letters of credit outstanding as of September 30, 2020 are scheduled to expire at various dates through February 1, 2021.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected short-term liquidity needs. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, term loan credit agreement and the PPP loan and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

Based upon our operating performance and capital requirements, we may, from time to time, be required to raise additional funds through additional offerings of our common stock and through long-term borrowings such as the pending $40 million term loan under the Term Loan Credit Agreement. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(38,981)	$(25,553)
Investing activities	(4,510)	30,712
Financing activities	9,991	9,212
Total	$(33,500)	$14,371

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

Our net cash used in operating activities for the nine months ended September 30, 2020 was $39.0 million compared to net cash used in operating activities of $25.6 million for the nine months ended September 30, 2019. Our net cash used in operating activities for the nine months ended September 30, 2020 reflects changes in working capital, including increases in inventory of $41.3 million which were offset by increases in customer deposits of $24.7 million. Our net cash used in operating activities for the nine months ended September 30, 2020 includes restructuring and impairment charges including non-cash impairment charges of $26.5 million related to the closure of our Shoals and Roanoke facilities. Our net cash used in operating activities for the nine months ended September 30, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts. Our net cash used in operating activities for the nine months ended September 30, 2019 includes restructuring and impairment charges including non-cash impairment charges of $1.3 million related to the closure of our Roanoke facility and non-cash goodwill impairment charges of $21.5 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $4.5 million and included capital expenditures of $8.3 million, largely related to the construction in progress for our Mexico operations and the net maturity of $3.6 million of restricted certificates of deposit. Net cash provided by investing activities for the nine months ended September 30, 2019 was $30.7 million and represented the $18.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), $11.5 million proceeds from sale of railcars available for lease and the $4.4 million maturity of restricted certificates of deposit (net of purchases) which was partially offset by capital expenditures of $3.3 million.

Financing Activities. Net cash provided by financing activities was $10.0 million for the nine months ended September 30, 2020, compared to net cash provided by financing activities of $9.2 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of PPP loan proceeds. Net cash provided by financing activities for the nine months ended September 30, 2019 represented M&T loan proceeds of $10.2 million which were partially offset by deferred financing costs of $0.9 million, related to our credit facilities.

Capital Expenditures

Our capital expenditures were $8.3 million in the nine months ended September 30, 2020, largely related to the construction in progress for our Mexico operations, compared to $3.3 million in the nine months ended September 30, 2019. We anticipate the remaining capital expenditures during 2020 to be in the range of $1 million to $2 million, also primarily related to the construction of our Mexico facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Please see the disclosure under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Impairment Charges” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for updated information regarding the restructuring and impairment charges related to the permanent closure of the Shoals Facility. Such disclosure supplements and updates the disclosure included in Items 2.05 and 2.06 of the Company’s Current Report on Form 8-K filed on September 10, 2020 and in Item 2.06 of the Company’s Current Report on Form 8-K filed on October 13, 2020.

Item 6.  Exhibits.

(a)Exhibits filed as part of this Form 10-Q:

10.1	Investor Rights Agreement, dated October 16, 2020, by and between the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc..*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Corrects and supersedes the earlier filing of this exhibit as Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2020, which contained an inadvertent error.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: November 9, 2020	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRISTOPHER J. EPPEL
Christopher J. Eppel, Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Investor Rights Agreement, dated October 16, 2020, by and between the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc..*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Corrects and supersedes the earlier filing of this exhibit as Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2020, which contained an inadvertent error.