Form 10-K
period 2020-12-31
FreightCar America, Inc.
filed 2021-03-24
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO 

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES☒  NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company 

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES   NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 was $15.4 million, based on the closing price of $1.24 per share on the Nasdaq Global Market.

As of March 15, 2021, there were 15,588,272 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K

Portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31

Part III

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

During 2019, the Company entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, Coahuila, Mexico (“Castaños”), in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture. Starting in March 2021, the Company moved all of its production to the Castaños facility.

The Company ceased operations at its Roanoke, Virginia manufacturing facility (the “Roanoke Facility” and vacated the facility as of March 31, 2020.  On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company ceased production at the Shoals Facility in February 2021.

We lease freight cars through our JAIX Leasing Company and FCA Leasing subsidiaries. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future. We also rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.

Our primary customers are railroads, financial institutions and shippers, which represented 44%, 30% and 12%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2020. In the year ended December 31, 2020, we delivered 751 railcars, including 600 new railcars and 151 rebuilt railcars, compared to 2,276 railcars delivered in the year ended December 31, 2019, including 1,728 new railcars and 548 rebuilt railcars. Our total backlog of firm orders for railcars decreased from 1,650 railcars as of December 31, 2019 to 1,389 railcars as of December 31, 2020. Our backlog as of December 31, 2020 includes a variety of railcar types. The estimated sales value of our backlog is $146 million as of December 31, 2020.

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

•VersaFlood Hopper Cars. The VersaFlood™ product series offers versatile design options for transportation of aggregates, sand or minerals. Our VersaFlood™ series open-top hopper railcars include steel, stainless steel or hybrid steel and aluminum-bodied designs equipped with three-pocket (transverse gate) or two-pocket (longitudinal gate) discharge door systems with manual, independent or fully automatic door operation.

•Covered Hopper Cars. Our covered hopper railcar product offerings encompass a wide range of cubic foot (cf) capacity designs for shipping dry bulk commodities of varying densities including: 3,282 cf covered hopper cars for cement, sand and roofing granules; 4,300 cf covered hopper cars for potash or similar commodities; 5,200 cf, 5,400 cf and 5700 cf covered hopper cars for grain and other agricultural products; and 5,800 cf and 6,250 cf covered hopper cars for plastic pellets.

•DynaStack Series. Our intermodal doublestack railcar product offerings include a stand-alone 40’ well car, 5-unit, 40’ and the DynaStack® articulated 3-unit, 53’ well cars for transportation of international and domestic containers.

•Steel Products Cars. Our portfolio of railcar types also includes 52’ and 66’ mill gondola railcars used to transport steel products and scrap; slab, hot slab and coil steel railcars designed specifically for transportation of steel slabs and coil steel products, respectively.

•Boxcars. Our high capacity boxcar railcar product offerings, featuring inside length of 50’, single plug door and 60’9”, double plug doors, galvanized steel roof panels and nailable steel floors, primarily designed for transporting paper products, paper rolls, lumber and wood products and foodstuffs.

•Aluminum Coal Cars. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon railcar in 1986, the BethGon railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

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

•Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood and BethGon coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life. Our coal car product offerings include aluminum-bodied flat-bottom gondola railcars and steel or stainless steel-bodied triple hopper railcars for coal, metallurgical coke and petroleum coke service.

•Other Railcar Types. Our other railcar types include non-intermodal flat railcars and bulkhead flat railcars designed to transport a variety of products, including machinery and equipment, steel and structural steel components (including pipe), wood and forest products and other bulk industrial products; woodchip hopper and gondola railcars designed to haul woodchips and municipal waste or other low-density commodities; and a variety of commodity carrying open top hopper railcars designed to carry ballast, iron ore, taconite pellets and other bulk commodities; the AVC™ Aluminum Vehicle Carrier design used to transport commercial and light vehicles (automobiles and trucks) from assembly plants and ports to rail distribution centers; and the articulated bulk container railcar designed to carry dense bulk products such as waste products in 20’ containers.

MANUFACTURING

Our railcar production facility in Castaños is certified or approved for certification by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Castaños manufacturing facility began production during the third quarter of 2020 and provides a solid platform from which to pursue a broad range of commodity carrying railcar business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars.

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

Our customer base consists mostly of North American financial institutions, railroads and shippers. We believe that our customers’ preference for reliable, high-quality products, our engineering design expertise, technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2020, revenue from three customers, Amtrak, TTX Company and The Boeing Company, accounted for approximately 44%, 21% and 12%, respectively, of total revenue. In 2020, sales to our top five customers accounted for approximately 94% of total revenue. In 2019, revenue from three customers, Mitsui Rail Capital, LLC, BNSF Railway and PNC Rail Finance, LLC, accounted for approximately 15%, 12% and 12%, respectively, of total revenue. In 2019, sales to our top five customers accounted for approximately 59% of total revenue. Our railcar sales to customers outside the United States were $1.4 million and $6.7 million in 2020 and 2019, respectively. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

Our direct sales group is organized geographically and consists of regional Vice Presidents of sales, (“RVP’s”) contract administrators, a manager of customer service, a Director of field support, and support staff. The RVP’s are responsible for managing customer relationships. Our contract administrators are responsible for preparing proposals and other inside sales activities. Our Director of field support is responsible for after-sale follow-up and in-field product performance reviews.

RESEARCH AND DEVELOPMENT

We utilize the latest engineering methods, tools and processes to ensure that new products and processes meet our customers’ requirements and are delivered in a timely manner. We develop and introduce new railcar designs as a result of a combination of customer feedback and close observation of developing market trends. We work closely with our customers to understand their expectations and design railcars that meet their needs. New product designs are tested and validated for compliance with AAR standards prior to introduction. This comprehensive approach provides the criteria and direction that ensure we are developing products that our customers desire and perform as expected. Costs associated with research and development are expensed as incurred.

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

	Year Ended December 31,
	2020	2019
Railcar backlog at start of period	1,650	1,699
Railcars delivered	(751)	(2,276)
Net railcar orders received	490	2,227
Railcar backlog at end of period (1)	1,389	1,650
Estimated revenue from backlog at end of period (in thousands) (2)	$146,006	$206,044

(1)	Railcar backlog includes 149 and 0 rebuilt railcars as of December 31, 2020 and 2019, respectively.
(2)

Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog as of December 31, 2020 includes $4.3 million that is not expected to be converted to sales within one year. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Mandel Metals and Champagne Metals. Aluminum prices generally are not fixed at the time a railcar order is accepted due to our infrequent usage and subsequent low volume purchases of aluminum. Our primary carbon steel suppliers are Steel Warehouse and Jemison. Through 2020, we mostly utilized our Shoals, AL fabrication shop for the supply of fabrications, but we do and will purchase fabrications from suppliers in the future. We do have fixed pricing, based on futures, established on some raw sheet steel for dedicated tonnage when it makes financial sense to do so.

Our primary component suppliers include Wabtec, Standard Steel, SKF, Amsted, and Metalex, who supplies us with truck components, brake components, couplers, wheels & axles, bearings, and running boards, respectively. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 44% and 37% of our new railcars produced in 2020 and 2019, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers.

Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components.

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. Our top ten suppliers accounted for 69% and 37% of our total purchases in 2020 and 2019, respectively.

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

We have three principal competitors in the North American railcar market that primarily manufacture railcars for third-party customers, which are Trinity Industries, Inc., The Greenbrier Companies, Inc. and National Steel Car Limited.

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

EMPLOYEES

As of December 31, 2020, we had 669 employees, of whom 170 were salaried and 499 were hourly wage earners. As of December 31, 2019, we had 496 employees, of whom 137 were salaried and 359 were hourly wage earners.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2020:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	8,800 square feet	Leased	November 30, 2031
Railcar assembly and component manufacturing	Cherokee, Alabama	2,150,000 square feet	Leased	February 28, 2021
Railcar assembly and component manufacturing	Castaños, Mexico	302,037 square feet on 40.7 acres of land	Leased	September 30, 2040
Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023
Sourcing office	Qingdao, China	1,485 square feet	Leased	October 31, 2021

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated

Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of March 1, 2021, there were approximately 76 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency.

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

During 2019, the Company entered into a joint venture arrangement with Fasemex, a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture in exchange for $0.2 million in cash and

2,257,234 shares of the Company’s common stock, par value $0.01 per share. Starting in March 2021, the Company moved all of its production to the Castaños facility.

The Company ceased operations at the Roanoke Facility and vacated the facility as of March 31, 2020. On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company ceased production at the Shoals Facility in February 2021.

Restructuring and impairment charges of $18.3 million related to these actions were incurred during the year ended December 31, 2020. Restructuring and impairment charges for the year ended December 31, 2020 primarily included a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals Facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.5 million and employee severance and retention charges of $3.3 million which were offset by a $15.2 million lease termination gain for the Shoals Facility.

Railcar deliveries totaled 751 units, consisting of 600 new railcars and 151 rebuilt railcars, for the year ended December 31, 2020, compared to 2,276 units, consisting of 1,728 new railcars and 548 rebuilt railcars, for the year ended December 31, 2019. Our total backlog of firm orders for railcars decreased from 1,650 railcars as of December 31, 2019 to 1,389 railcars as of December 31, 2020.

Since first being reported in December 2019, the global pandemic continues to create a general disruption in the world economy.  We are closely monitoring and managing the impacts of the global pandemic on our business, as well as the significant decline in global economic activity, and governmental reactions to the pandemic. The United States government and the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation cited the railcar industry as critical to the United States and Mexico’s response efforts to the pandemic. The railcar industry is susceptible to a reduction in demand associated with the overall economic slowdown caused by the virus. In addition, public health organizations and national, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting some forms of business activity.  Accordingly, our ability to predict industry demand and establish forecasts for sales, operating results and cash flows may be impacted. Furthermore, our plant operations and supply chain are potentially susceptible to large-scale outbreaks of the virus within our workforce or that of any of our suppliers.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. We have taken a number of precautionary measures including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, suspending non-essential air travel and encouraging employees to work remotely, when possible.

The Company recognized a decrease in revenue compared against the corresponding prior year which we attribute primarily to the backlog delivery schedule and the cyclical downturn in economic activity in the railcar industry which began prior to the pandemic. The cyclical downturn has intensified as a result of the global pandemic. As discussed under Liquidity and Capital Resources, if the pandemic continues, it may have a material adverse affect on our business financial condition and operations.

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

We generally recognize revenue at a point in time as we satisfy a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, our performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, we recognize revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of railcars may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. As we diversified, although we strove to reduce manufacturing costs at our manufacturing facilities, our cost of sales has been negatively impacted by production inefficiencies and idle capacity as we entered into new railcar markets and invested in diversifying our product portfolio. A portion of the contracts covering our backlog at December 31, 2020 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to our customers. We manage material price increases by locking in prices where possible.

Operating loss

Operating loss represents revenues less cost of sales, loss on sale of railcars available for lease, impairment on leased railcars, gain on termination of postretirement benefit plan, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Revenues

Our consolidated revenues for the year ended December 31, 2020 were $108.4 million compared to $230.0 million for the year ended December 31, 2019. Manufacturing segment revenues for the year ended December 31, 2020 were $98.7 million compared to $219.1 million for the year ended December 31, 2019. The decrease in Manufacturing segment revenues for 2020 compared to 2019 period reflects a decrease in the number of railcars delivered from 2,276 railcars in 2019 to 751 railcars in 2020, which was partially offset by a higher average selling price for new railcars. Corporate and Other revenues for the year ended December 31, 2020 were $9.7 million compared to $10.9 million for the year ended December 31, 2019 reflecting lower parts sales.

Gross Loss

Our consolidated gross loss for the year ended December 31, 2020 was $13.5 million compared to $14.3 million for the year ended December 31, 2019. Our consolidated gross loss margin was 12.5% for the year ended December 31, 2020 compared to 6.2% for the year ended December 31, 2019. Manufacturing segment gross loss for the year ended December 31, 2020 was $15.2 million compared to $16.9 million for the year ended December 31, 2019. The decrease in gross loss in our Manufacturing segment for 2020 compared to 2019 reflects a favorable price/mix variance on railcars sold and reduction in overhead costs in our Shoals Facility which were partially offset by an unfavorable volume variance. The reduction in overhead costs in our Shoals Facility was primarily the result of a lease amendment entered into in October 2020 whereby the Shoals landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021 in exchange for the Company selling and transferring certain facility-related assets to the landlord as part of the permanent shut-down of the Shoals Facility.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2020 were $29.8 million compared to $38.3 million for the year ended December 31, 2019. The decrease in consolidated selling, general and administrative expenses for the year ended December 31, 2020 was primarily due to $7.5 million recorded during the year ended December 31, 2019 as part of a settlement agreement reached with one of our customers to settle all claims related to a commercial dispute. Consolidated selling, general and administrative expenses for the year ended December 31, 2020 also included decreases in research and development costs, travel and entertainment and rent expense which were partially offset by an increase in the allowance for doubtful accounts related to our leased railcars compared to the 2019 period. Consolidated selling, general and administrative expenses for the year ended December 31, 2020 were 27.5% of revenue, compared to 16.7% of revenue for the year ended December 31, 2019. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2020 were $7.1 million compared to $7.0 million for the year ended December 31, 2019. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2020 were 7.2% of revenue compared to 3.2% of revenue for the year ended December 31, 2019. Corporate and Other selling, general and administrative expenses were $22.8 million for the year ended December 31, 2020 compared to $31.3 million for the year ended December 31, 2019, the decrease primarily due to the $7.5 million settlement recorded in 2019 and decreases in research and development costs of $1.0 million.

Loss on Sale of Railcars Available for Lease

We did not sell any railcars available for lease during the year ended December 31, 2020. Loss on sale of railcars available for lease for the year ended December 31, 2019 was $7.3 million and represented the loss on sale of leased railcars with a net book value of $24.5 million.

Impairment on Leased Railcars

During the year ended December 31, 2020, we recorded a pre-tax non-cash impairment charge of $17.0 million related to our small cube covered hopper railcars. Additionally, we evaluated the right-of-use asset associated with our leased railcar portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term. This resulted in an additional pre-tax non-cash impairment charge of approximately $2.0 million. See Note 7 – Leased Railcars to our consolidated financial statements.

Gain on Termination of Postretirement Benefit Plan

On October 15, 2019, the Company notified retirees and affected active employees that it would terminate medical benefits offered to retirees of the Company and their dependents effective January 1, 2020. The retiree benefits that were terminated include medical insurance and vision insurance that were offered under the FreightCar America, Inc. Health and Welfare Plan. The benefit termination resulted in a gain of $6.6 million for the year ended December 31, 2019.

Restructuring and Impairment Charges

Restructuring and impairment charges for the year ended December 31, 2020 were $18.3 million compared to $22.3 million for the year ended December 31, 2019. Restructuring and impairment charges for the year ended December 31, 2020 primarily included a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals Facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.5 million and employee severance and retention charges of $3.3 million which were offset by a $15.2 million lease termination gain for the Shoals Facility.

Restructuring and impairment charges for the year ended December 31, 2019 included employee severance and other employment termination costs of $1.3 million, other charges of $0.6 million and non-cash impairment charges of $1.4 million for property, plant and equipment related to the closure of the Roanoke Facility. The plant closure also resulted in a lease termination gain of $2.4 million which partially offset restructuring and impairment charges for the year ended December 31, 2019. During the Company’s annual goodwill impairment analysis as of August 1, 2019, the Company determined that the carrying value of its Manufacturing reporting unit exceeded its fair value by an amount that exceeded the Manufacturing reporting unit goodwill. As a result, the Company recorded a goodwill impairment charge equal to the total goodwill balance of the Manufacturing reporting unit of $21.5 million during the year ended December 31, 2019.

Operating Loss

Our consolidated operating loss for the year ended December 31, 2020 was $80.6 million compared to $75.6 million for the year ended December 31, 2019. Operating loss for the Manufacturing segment was $59.0 million for the year ended December 31, 2020 compared to $53.5 million for the year ended December 31, 2019. Corporate and Other operating loss was $21.6 million for the year ended December 31, 2020 compared to $22.1 million for the year ended December 31, 2019.

Income Taxes

Our income tax provision was $0.2 million for the year ended December 31, 2020 compared to an income tax benefit of $0.1 million for the year ended December 31, 2019. During the years ended December 31, 2020 and 2019 the Company recorded a full valuation allowance against its deferred tax assets.

Net Loss

As a result of the foregoing, our net loss was $86.1 million for the year ended December 31, 2020, compared to a net loss of $75.2 million for the year ended December 31, 2019. For the year ended December 31, 2020 our net loss per share was $6.29 compared to net loss per share of $5.95 for the year ended December 31, 2019.

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

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan in the amount of $10.0 million through the Paycheck Protection Program. Since the entire loan was used for payroll, utilities and interest, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, with $7.5 million due in 2021 and $2.5 million due in 2022. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the loan term to five years.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million, consisting of revolving loans.

The Siena Loan Agreement replaced the Company’s prior revolving credit facility under the Credit and Security Agreement (the “BMO Credit Agreement”) dated as of April 12, 2019, among the Company and certain of its subsidiaries, as borrowers and guarantors, and BMO Harris Bank N.A., as lender, as amended from time to time, which was terminated effective October 8, 2020 and otherwise would have matured on April 12, 2024.

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum. As of December 31, 2020, the interest rate on outstanding debt under the Siena Loan Agreement was 6.35%.

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

The Siena Loan Agreement contains affirmative and negative covenants, including, limitations on future indebtedness, liens and investments. The Siena Loan Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Siena Loan Agreement, each of the Loan Parties granted Siena a continuing lien upon certain assets of the Loan Parties to secure the obligations of the Loan Parties under the Siena Loan Agreement.

As of December 31, 2020, the Company had $6.9 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9.7 million. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement. The deferred financing costs are presented as an asset and amortized on a straight-line basis to interest expense over the term of the Siena Loan Agreement.

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund for which Pacific Investment Management Company LLC serves as investment manager, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40.0 million, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the common stock underlying the Warrant at a special stockholders’ meeting on November 24, 2020. The $40.0 million term loan closed and was funded on November 24, 2020. The Company incurred $2.9 million in deferred financing costs related to the Term Loan Agreement. The deferred financing costs are presented as a reduction to the long-term debt balance and amortized to interest expense on a straight-line basis over the term of the Term Loan Agreement.

The Term Loan Credit Agreement contains a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin for each such interest rate set forth in the Term Loan Credit Agreement. As of December 31, 2020, the interest rate on outstanding debt under the Term Loan Credit Agreement was 14.0%.

The Term Loan Credit Agreement has both affirmative and negative covenants, including, minimum liquidity, limitations on indebtedness, liens and investments. The Term Loan Credit Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Term Loan Credit Agreement and the related loan documents, each of the Loan Parties granted to Agent a continuing lien upon all of such Loan Parties’ assets to secure the obligations of the Loan Parties under the Term Loan Credit Agreement.

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of December 31, 2020, the Warrant was exercisable for an aggregate of

5,307,539 shares of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded as a liability at fair value and is treated as a discount on the associated debt. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

M&T Credit Agreement

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“Freightcar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to Freightcar Leasing Borrower in an aggregate amount of up to $40.0 million for the purpose of financing railcars which will be leased to third parties.

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

The M&T Credit Agreement had a term ending on April 16, 2021. Loans outstanding thereunder will bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of December 31, 2020 and 2019, FreightCar Leasing Borrower had $10.1 million and $10.2 million, respectively in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $7.0 million and $16.5 million, respectively. As of December 31, 2020, the interest rate on outstanding debt under the M&T Credit Agreement was 4.24%.

On August 7, 2020, FreightCar Leasing Borrower received notice (the “First Notice”) from M&T Bank, N.A. (“M&T”) that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T with respect to the railcars in FreightCar Leasing Borrower’s Borrowing Base (as defined in the M&T Credit Agreement) under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5.1 million (the “Payment Demand Amount”). In the First Notice, M&T Bank: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because FreightCar Leasing Borrower did not pay the Payment Demand Amount to M&T within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the First Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement.

On December 18, 2020, FreightCar Leasing Borrower received a revised notice (the “Second Notice,” and together with the First Notice, the “Notices”) from M&T asserting that: (a) as a result of the continuing Event of Default that M&T alleged to have occurred under the M&T Credit Agreement, M&T has declared a default and accelerated and demands immediate payment by FreightCar Leasing Borrower of $10.1 million (the “Outstanding Amount”); (b) FreightCar Leasing Borrower is liable for all interest that continues to accrue on the Outstanding Amount; and (c)

FreightCar Leasing Borrower is liable for all attorneys’ fees, costs and expenses as set forth in the M&T Credit Agreement.

FreightCar Leasing Borrower has engaged in discussions with M&T since the receipt of the First Notice, which discussions are continuing.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $10.6 million and $4.2 million as of December 31, 2020 and 2019, respectively. Restricted deposits of $3.2 million as of December 31, 2020 relate to a customer deposit for purchase of railcars. Restricted deposits of $7.4 million and $4.2 million as of December 31, 2020 and December 31, 2019 respectively are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of December 31, 2020 are scheduled to expire at various dates through December 10, 2021.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected long-term liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our term loan credit agreement and the PPP loan and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

Based upon our operating performance and capital requirements, we may, from time to time, be required to raise additional funds through additional offerings of our common stock and through long-term borrowings such as the $40.0 million term loan under the Term Loan Credit Agreement. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Benefits under our pension plan are now frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2020, our benefit obligation under our defined benefit pension plan was $55.4 million, which exceeded the fair value of plan assets by $7.0 million. We made no contributions to our defined benefit pension plan during 2020 and are not required to make any contributions to our defined benefit pension plan in 2021. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(58,905)	$(18,979)
Investing activities	(6,092)	30,954
Financing activities	52,787	9,212
Total	$(12,210)	$21,187

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

Our net cash used in operating activities for the year ended December 31, 2020 was $58.9 million compared to $19.0 million for the year ended December 31, 2019. Our net cash used in operating activities for the year ended December 31, 2020 reflects changes in working capital, including increases in inventory of $17.9 million and increases in accounts receivable of $6.9 million. Our net cash used in operating activities for the year ended December 31, 2020 includes non-cash restructuring and impairment charges of $11.7 million related to the closure of the Shoals Facility and the Roanoke Facility and a non-cash impairment charge of $19.0 million for leased railcars. Our net cash used in operating activities for the year ended December 31, 2019 reflects changes in working capital, including decreases in inventory and accounts receivable due to the timing of deliveries of railcars and the related cash receipts. Our net cash used in operating activities for the year ended December 31, 2019 includes non-cash goodwill impairment charges of $21.5 million and loss from the sale of railcars available for lease of $7.3 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2020 was $6.1 million and primarily represented capital expenditures of $9.8 million which were partially offset by the $3.6 million maturity of restricted certificates of deposit (net of purchases). Net cash provided by investing activities for the year ended December 31, 2019 was $31.0 million and represented the $18.0 million maturity of U.S. Treasury securities and certificates of deposit (net of purchases), $17.3 million proceeds from sale of railcars available for lease and the $1.3 million maturity of restricted certificates of deposit (net of purchases) which were partially offset by capital expenditures of $5.6 million.

Financing Activities. Net cash provided by financing activities was $52.8 million for the year ended December 31, 2020, compared to $9.2 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 primarily represented $56.9 million of proceeds from issuance of long-term debt which were partially offset by $3.8 million of deferred financing costs related to our new credit facility and term loan. Net cash provided by financing activities for the year ended December 31, 2019 primarily represented $10.2 million of proceeds from our line of credit borrowings (collateralized by leased railcars) which were partially offset by $0.9 million of deferred financing costs related to our new credit facilities.

Capital Expenditures

Our capital expenditures were $9.8 million for the year ended December 31, 2020 compared to $5.6 million for the year ended December 31, 2019 and primarily related to our new Castaños, Mexico facility. We anticipate capital expenditures during 2021 to be approximately $2.0 million to $3.0 million.

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

Our critical accounting policies include the following:

Impairment of long-lived assets and right-of-use assets

We monitor the carrying value of long-lived assets and right-of-use assets for potential impairment. The carrying value of long-lived assets and right-of-use assets is considered impaired when the asset's carrying value is not recoverable through undiscounted future cash flows and the asset's carrying value exceeds its fair value.

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

During the fourth quarter of 2020, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. In particular, small cube covered hopper railcars are primarily used in North America to serve the frac sand industry. Given the decline in global oil prices, reduced fracking activity, and pressure on the oil and gas industry to maintain a low-cost structure, fracking operations, have increasingly shifted away from the use of Northern White sand and towards the use of in-basin sand, which can be sourced locally rather than transporting by rail. Consequently, the cash flows and profitability of the frac sand industry continued to decline during the fourth quarter. As a result, certain small cube covered hopper customers requested rent relief that were renegotiated.

We believe that the events and circumstances that arose during the fourth quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in our leased railcar portfolio.

We performed a cash flow recoverability test of our small cube covered hopper railcars and compared the undiscounted cash flows to the carrying value of the assets. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of our fleet of small cube covered hopper railcars and determine the amount of an impairment loss, if any.

The fair value of the asset group was determined using both a market and cost approach, which we believe most accurately reflects a market participant's viewpoint in valuing these railcars. The results of our analysis indicated an estimated fair value of the asset group of approximately $13.2 million, in comparison to the asset group's carrying amount of $30.1 million. As a result, during the fourth quarter of 2020, we recorded a pre-tax non-cash impairment charge of $17.0 related to our small cube covered hopper railcars. Additionally, we evaluated the right-of-use asset associated with our leased railcar portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term, which resulted in an additional pre-tax non-cash impairment charge of approximately $2.0 million. The aggregate impairment charge of $19.0 million is reflected in the impairment of leased railcars line of our Consolidated Statements of Operations for the year ended December 31, 2020.

Significant management judgment was used to determine the key assumptions utilized in our impairment analysis, the substantial majority of which represent unobservable (Level 3) inputs. These assumptions include, but are not limited to: estimates regarding the remaining useful life over which the railcars are expected to generate cash flows; average lease rates; and discount rate. Management selected these estimates and assumptions based on our railcar industry expertise. Although we believe the estimates utilized in our analysis were reasonable, any change in these estimates could materially affect the amount of the impairment charge.

Due to the closure of our Shoals Facility, we tested the long-lived assets and right-of-use assets at our Shoals Facility for impairment during the third quarter of 2020. In connection with the announcement, we estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash restructuring and impairment charges totaling $26.6 million were allocated to the asset group and recognized during 2020. These non-cash charges for 2020 related to the right of use (“ROU”) asset were $17.5 million and non-cash impairment charges for property, plant and equipment at the Shoals Facility were $9.0 million. In connection with the impairment the Company reassessed the estimated useful lives of equipment that will continue to be used by the Company (primarily in Castaños) and are depreciating it over their useful lives in accordance with the Company’s policies.

The fair value of the ROU asset for our Shoals Facility was estimated using an income valuation approach known as the “sublease” discounted cash flow (“DCF”) model in which the cash flows were based on current market-based lease pricing over the remaining term of the Shoals Facility lease. The cash flows were discounted to present value using a market-derived rate of return of 6.50%.

The Shoals Facility personal property was abandoned in place at the facility, sold, transferred to another FCA facility (primarily Castaños), or scrapped. The assets abandoned in place represent property, plant and equipment to be transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment. The premise of fair value differs for each type of asset disposition. The fair value of the personal property assets to be abandoned in place at the Shoals Facility were analyzed under a fair value in continued use (“In-Use”) premise. This premise assumes that the assets will continue to be used in the ongoing operation of the facility and therefore includes installation, other assembly, freight, engineering, electrical set-up and process piping costs that would be required to make the assets fully operational. Assets to be sold or transferred were analyzed under the In-Exchange (“In-Exchange”) premise of fair value. Under this premise, we considered the value of the assets assuming an orderly sale on a stand-alone basis. It is assumed the assets will be sold on an as-is, where-is basis and alternative uses for the assets from the originally designed purpose are considered. Any remaining personal property assets that will neither be abandoned in place nor sold/transferred were considered unmarketable and were valued under a scrap value premise.

For both the aforementioned In-Use and In Exchange premises, in instances where an asset was found to have no active secondary market, we utilized the cost approach.  For assets in which there was an active secondary market where recent comparable sales exist, the market approach was utilized.  In instances where market data was available but deemed too incomplete to apply a complete market approach, we used the market relationship data available to influence, confirm, or adjust the cost approach results.

Due to the closure of the Roanoke Facility, we tested the long-lived assets at the Roanoke Facility for impairment during the second quarter of 2019. The carrying values of property, plant and equipment at the Roanoke Facility were reduced to their estimated fair market values, resulting in a pre-tax impairment charge of $1.4 million for the year ended December 31, 2019. Fair market value was estimated using the market approach using market data such as recent sales of comparable assets in active markets and estimated salvage values.

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

In 2020, we assumed that the expected long-term rate of return on pension plan assets would be 5.40%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2020:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ (451)	$ 451

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2020, we determined this rate on our pension plan to be 2.48% a decrease of 0.74% from the 3.22% rate used at December 31, 2019. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ 71	$ (105)

In October 2020, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2020), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2019) were developed. We have historically utilized the Society of Actuaries’ published mortality data in our plan assumptions. Accordingly, we adopted Pri-2012 with MP-2020 for purposes of measuring our pension obligations at December 31, 2020.

For the years ended December 31, 2020 and 2019, we recognized consolidated pre-tax pension benefit cost (income) of $(0.4) million and $0.2 million, respectively. We are not required to make any contributions to our pension plan during 2021. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

On October 15, 2019, the Company notified retirees and affected active employees that it would terminate medical benefits offered to retirees of the Company and their dependents effective January 1, 2020. The retiree benefits that were terminated include medical insurance and vison insurance that were offered under the FreightCar America, Inc. Health and Welfare Plan. The benefit termination resulted in a gain of $6.6 million for the year ended December 31, 2019.

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

As of December 31, 2020 and 2019, we concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. As of December 31, 2020, we had deferred tax assets of $67.1 million for which there was a valuation allowance of $59.6 million and we had total net deferred tax liabilities of $0.1 million.

Product warranties

Warranty terms are based on the negotiated railcar sales contracts. We generally warrant that new railcars will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. We also provide limited warranties with respect to certain rebuilt railcars. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis.

Revenue recognition

We generally recognize revenue at a point in time, as we satisfy a performance obligation, by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, our performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, we recognize revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. We treat shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. We generally do not provide discounts or rebates in the normal course of business. As a practical expedient, we recognize the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that we otherwise would have recognized is one year or less. Performance obligations are satisfied and we recognize revenue from most parts sales when the parts are shipped to customers. We recognize operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. We recognize revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

We recognize a loss against related inventory when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, the potential financial and operational impacts of the global pandemic; the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers and other competitive factors. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FreightCar America, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted ASC 2016-02, as amended, Leases, using the modified retrospective method on January 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-lived and Right-of-use Asset Impairment – Shoals Asset Group and Small Cube Covered Hopper Railcars in Leased Railcar Portfolio — Refer to Notes 4, 7, and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates long-lived assets, which include property, plant, and equipment and lease right-of-use assets, for potential impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the third quarter of 2020, the Company identified its plan to permanently close its leased manufacturing facility in Cherokee, Alabama (the “Shoals facility”) as an indicator that an impairment assessment was required for its Shoals facility long-lived asset group within its Manufacturing segment. As a result, the Company recognized $9.0 million of property, plant, and equipment impairment losses and $17.5 million of right-of-use asset impairment losses as restructuring and impairment charges. During the fourth quarter of 2020, the Company identified a) reduced cash flows and profitability of the frac sand industry and b) rent reductions requested by small cube covered hopper customers during the fourth quarter as indicators that an impairment assessment for its small cubed covered hopper railcars was required. As a result of this assessment, the Company recognized an impairment loss of $19.0 million as impairment on leased railcars, including $17.0 million related to small cubed covered hopper railcars held in its leased railcar portfolio and $2.0 million related to right-of-use assets associated with the small cubed covered hopper railcars in its leased railcar portfolio.

We identified the impairment of these assets as a critical audit matter because of the judgment required to identify the triggering events and the significant estimates and assumptions management makes to determine the fair values of the asset groups. These triggering events and the related impairment losses required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s triggering event analysis and assessment of the fair value of the assets that were impaired. Testing of management’s assumptions and fair value methodology involved the use of real and personal property fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of triggering events and the significant estimates and assumptions management makes to determine the fair values of the asset groups included the following, among others:

•We tested the effectiveness of design and implementation of controls over management’s review of the triggering events and long-lived asset impairment analyses, including the review of the triggering event identification, the recoverability test, and the impairment loss measurements.

•We evaluated the reasonableness of management’s triggering event identification including the facts and assumptions for the asset group that was considered as well as the timing of the triggering events.

•With the assistance of our fair value specialists, we evaluated the Company’s methodology for determining the fair value of the asset group by (1) evaluating the source information and assumptions used by management and (2) developing independent expectations of fair values.

Revenue Recognition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company generally recognizes revenue related to the manufacturing of railcars at a point in time as it satisfies performance obligations by transferring control of completed railcars to its customers. Transfer of control is normally deemed to occur when a certificate of acceptance has been issued by the customer and title and risk of loss are transferred to the customer. From time to time, certain sales contracts may specify that transfer of control occurs upon arrival of completed sets of railcars at a specific destination. In these instances, the Company recognizes revenue when the railcars reach the specified destination. The Company’s revenue recognition may also be affected by other special terms in a contract which may involve judgments or estimations. During the year ended December 31, 2020, the Company recognized $108.4 million of revenue related to railcar sales.

Auditing the timing of revenue recognized for sales of railcars required significant auditor judgment in interpreting the contract terms to determine when those performance obligations were satisfied. Significant amounts of revenue may be recorded by the Company on a single date based upon the determination of when such criteria are deemed to have been met. Accordingly, we believe that auditing the Company’s revenue recognition related to its railcar manufacturing activities is a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to railcar revenue recognition included the following, among others:

•We tested the effectiveness of design and implementation of the Company’s controls over revenue recognition, including management’s review of contractual terms, and satisfaction of revenue recognition criteria based on underlying contracts.

•We selected a sample of contracts with revenue recognized in the current year and performed the following:

oWe obtained and read customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms that affect revenue recognition have been appropriately considered by management.

oTo the extent a contract required delivery of railcars to a specific destination, we obtained third-party information supporting railcar movements and deliveries.

oFor a selection of bill-and-hold arrangements, we confirmed details of bill-and-hold clauses in the relevant contracts, including timing of transfer of control, accounts receivable and total billings as of and for the year ended December 31, 2020, respectively, directly with the customer.

oWe tested the accuracy and completeness of all revenue recognized in the last two weeks ending on December 31, 2020 and the first two weeks after that.

CO Finance LVS VI LLC Common Stock Warrant — Refer to Note 12 to the financial statements

Critical Audit Matter Description

On November 24, 2020, the Company’s stockholders approved the issuance of a warrant (the “Warrant”) under its October 13, 2020 Credit Agreement with financing partner CO Finance LVS VI LLC. The Warrant provides the holder the option to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. As of December 31, 2020, the Company estimated the fair value of the Warrant liability to be approximately $12.7 million.

Given the complexity of the Warrant structure and the judgments involved in applying the relevant accounting standards, auditing management’s conclusions on the balance sheet classification of the Warrant involved the need for specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the balance sheet classification of the Warrant included the following, among others:

•We tested the design and implementation of controls over management’s technical accounting assessment of the balance sheet classification of the Warrant.

•We read the applicable agreements and compared the key terms from the agreements to management’s analysis of the transaction.

•With the assistance of professionals in our firm having expertise in accounting for debt and equity instruments, we evaluated management’s conclusions regarding the balance sheet classification of the Warrant through evaluation of the terms within the applicable agreements and considering the applicable generally accepted accounting standards.

•We evaluated the Company’s disclosures related to the financial statement impacts of the transaction.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 24, 2021

We have served as the Company’s auditor since 1999

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)
	December 31, 2020	December 31, 2019
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$54,047	$66,257
Restricted certificates of deposit	182	3,769
Accounts receivable, net of allowance for doubtful accounts of $1,235 and $91, respectively	13,883	6,991
Inventories, net	38,831	25,092
Assets held for sale	10,383	-
Income tax receivable	27	535
Prepaid expenses	3,625	7,035
Total current assets	120,978	109,679
Property, plant and equipment, net	19,642	38,564
Railcars available for lease, net	20,933	38,900
Right of use asset	18,152	56,507
Other long-term assets	3,037	1,552
Total assets	$182,742	$245,202
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$18,654	$11,713
Accrued payroll and other employee costs	2,505	1,389
Reserve for workers' compensation	2,645	3,210
Accrued warranty	5,216	8,388
Customer deposits	4,351	5,123
Deferred income state and local incentives, current	2,219	2,219
Lease liability, current	11,635	14,960
Current portion of long-term debt	17,605	-
Other current liabilities	6,319	2,428
Total current liabilities	71,149	49,430
Long-term debt, net of current portion	37,668	10,200
Warrant liability	12,730	-
Accrued pension costs	7,046	6,510
Deferred income state and local incentives, long-term	2,503	4,722
Lease liability, long-term	18,549	53,766
Other long-term liabilities	2,600	3,420
Total liabilities	152,245	128,048
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2020 and December 31, 2019)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 15,861,406 and 12,731,678 shares issued at December 31, 2020 and December 31, 2019, respectively	159	127
Additional paid in capital	82,064	83,027
Treasury stock, at cost, 327,577 and 44,855 shares at December 31, 2020 and December 31, 2019, respectively	(1,344)	(989)
Accumulated other comprehensive loss	(11,763)	(10,780)
(Accumulated deficit) Retained earnings	(38,619)	45,824
Total FreightCar America stockholders' equity	30,497	117,209
Noncontrolling interest in JV	-	(55)
Total stockholders' equity	30,497	117,154
Total liabilities and stockholders’ equity	$182,742	$245,202

See notes to consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year Ended December 31,
	2020	2019
Revenues	$108,447	$229,958
Cost of sales	121,949	244,258
Gross loss	(13,502)	(14,300)
Selling, general and administrative expenses	29,815	38,302
Loss on sale of railcars available for lease	-	7,266
Impairment on leased railcars	18,951	-
Gain on termination of postretirement benefit plan	-	(6,637)
Restructuring and impairment charges	18,325	22,371
Operating loss	(80,593)	(75,602)
Interest expense	(2,225)	(609)
Loss on change in fair market value of warrant liability	(3,657)	-
Other income	576	858
Loss before income taxes	(85,899)	(75,353)
Income tax provision (benefit)	199	(115)
Net loss	(86,098)	(75,238)
Less Net loss attributable to noncontrolling interest in JV	(1,655)	(55)
Net loss attributable to FreightCar America	$(84,443)	$(75,183)
Net loss per common share attributable to FreightCar America- basic	$(6.29)	$(5.95)
Net loss per common share attributable to FreightCar America- diluted	$(6.29)	$(5.95)
Weighted average common shares outstanding - basic	13,432,428	12,352,142
Weighted average common shares outstanding - diluted	13,432,428	12,352,142

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019

Net loss	$(86,098)	$(75,238)
Other comprehensive loss net of tax:
Pension liability adjustments, net of tax	(983)	(476)
Postretirement liability adjustments, net of tax	-	(2,116)
Other comprehensive loss	(983)	(2,592)
Comprehensive loss	$(87,081)	$(77,830)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
	FreightCar America Shareholders
						Accumulated
			Additional			Other	Retained		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	Equity
Balance, January 1, 2019	12,731,678	$127	$90,593	(272,030)	$(9,721)	$(8,188)	$120,799	$-	$193,610
Cumulative effect of adoption of ASC 842	-	-	-	-	-	-	208	-	208
Net loss	-	-	-	-	-	-	(75,183)	(55)	(75,238)
Other comprehensive loss	-	-	-	-	-	(2,592)	-	-	(2,592)
Restricted stock awards	-	-	(9,170)	293,309	9,170	-	-	-	-
Employee stock settlement	-	-	-	(7,404)	(59)	-	-	-	(59)
Forfeiture of restricted stock awards	-	-	379	(58,730)	(379)	-	-	-	-
Stock-based compensation recognized	-	-	1,225	-	-	-	-	-	1,225
Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154
Net loss	-	-	-	-	-	-	(84,443)	(1,655)	(86,098)
Acquisition of JV non-controlling interest	2,257,234	23	(1,904)	-	-	-	-	1,710	(171)
Other comprehensive loss	-	-	-	-	-	(983)	-	-	(983)
Restricted stock awards	872,494	9	(9)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	346	(277,005)	(346)	-	-	-	-
Stock-based compensation recognized	-	-	604	-	-	-	-	-	604
Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	$-	$30,497

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(86,098)	$(75,238)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	18,325	22,371
Depreciation and amortization	9,202	12,438
Non-cash lease expense on right-of-use assets	7,063	10,485
Recognition of deferred income from state and local incentives	(2,219)	(2,219)
Loss on change in fair market value for warrant liability	3,657	-
Loss on sale of railcars available for lease	-	7,197
Impairment on leased railcars	18,951	-
Gain on termination of postretirement benefit plan	-	(6,637)
Deferred income taxes	136	176
Stock-based compensation recognized	1,034	1,225
Non-cash interest expense	1,023	225
Other non-cash items, net	4,192	(1,200)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,892)	11,227
Inventories	(17,942)	40,649
Other assets	1,763	(2,127)
Accounts and contractual payables	3,975	(23,961)
Accrued payroll and employee benefits	(2,027)	(1,368)
Income taxes receivable/payable	991	155
Accrued warranty	(3,172)	(921)
Lease liability	(11,553)	(17,602)
Other liabilities	1,040	6,201
Accrued pension costs and accrued postretirement benefits	(354)	(55)
Net cash flows used in operating activities	(58,905)	(18,979)
Cash flows from investing activities
Purchase of restricted certificates of deposit	(4,219)	(4,981)
Maturity of restricted certificates of deposit	7,806	6,164
Purchase of securities held to maturity	-	(1,986)
Proceeds from maturity of securities	-	20,025
Purchase of property, plant and equipment	(9,849)	(5,573)
Proceeds from sale of property, plant and equipment and railcars available for lease	170	17,305
Net cash flows (used in) provided by investing activities	(6,092)	30,954
Cash flows from financing activities
Proceeds from issuance of long-term debt	50,000	10,200
Borrowings on revolving line of credit	6,874	-
Repayments on revolving line of credit	(95)	-
Cash paid to acquire JV non-controlling interest	(172)	-
Employee stock settlement	(9)	(59)
Deferred financing costs	(3,811)	(929)
Net cash flows provided by financing activities	52,787	9,212
Net (decrease) increase in cash and cash equivalents	(12,210)	21,187
Cash, cash equivalents and restricted cash equivalents at beginning of year	66,257	45,070
Cash, cash equivalents and restricted cash equivalents at end of year	$54,047	$66,257
Supplemental cash flow information
Interest paid	$421	$196
Income tax refunds received, net of payments	$938	$978
Stock issued for acquisition	$3,237	$-

See notes to the consolidated financial statements

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, FreightCar North America, LLC (f/k/a FCAI Holdings, LLC) (“FreightCar North America”), JAC Operations, Inc., Johnstown America, LLC, Freight Car Services, Inc., JAIX Leasing Company (“JAIX”), FreightCar America Leasing, LLC, FreightCar America Leasing 1, LLC, FreightCar Roanoke, LLC, FreightCar Mauritius Ltd. (“Mauritius”), FreightCar Rail Services, LLC (“FCRS”), FreightCar Short Line, Inc. (“FCSL”), FreightCar Alabama, LLC FreightCar (Shanghai) Trading Co., Ltd, FCA-FASEMEX, LLC, FCA-FASEMEX, S. de R.L. de C.V. and FCA-FASEMEX Enterprise, S. de R.L. de C.V. (herein collectively referred to as the “Company”), and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Cherokee, Alabama; Johnstown, Pennsylvania; Shanghai, People’s Republic of China, and Castaños, Mexico.

As of December 31, 2020, the Company’s direct and indirect subsidiaries are wholly owned. The Company and its direct and indirect subsidiaries are all Delaware corporations or Delaware limited liability companies except Mauritius, which is incorporated in Mauritius, FreightCar (Shanghai) Trading Co., Ltd., which is organized in the People’s Republic of China, and FCA-FASEMEX, S. de R.L., de C.V. and FCA-FASEMEX Enterprise, S. de R.L. de C.V. which are organized in Mexico.

During 2019, the Company entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, Coahuila, Mexico (“Castaños”), in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture. Starting in March 2021, the Company moved all of its production to the Castaños facility. See Note 21 – Acquisition.

The Company ceased operations at the Roanoke Facility and vacated the facility as of March 31, 2020.  On September 10, 2020, the Company announced its plan to permanently close the Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the global pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company ceased production at the Shoals Facility in February 2021. See Note 16–Restructuring and Impairment Charges.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Reclassifications

Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, accounts receivable, accounts payable and long-term debt) as of December 31, 2020 and 2019, have fair values that approximate their carrying values.

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

For the Years Ended December 31, 2020 and 2019

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

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

Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

State and Local Incentives

The Company records state and local incentives when there is reasonable assurance that the incentive will be received. State and local incentives related to assets are recorded as deferred income and recognized on a straight-line basis over the useful life of the related long-lived assets of seven to sixteen years.

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year ended
	December 31,
	2020	2019

Railcar sales	$94,455	$212,716
Parts sales	9,597	10,699
Other sales	-	91
Revenues from contracts with customers	104,052	223,506
Leasing revenues	4,395	6,452
Total revenues	$108,447	$229,958

The Company generally recognizes revenue at a point in time as it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer.

Railcar Sales

Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. In certain sales contracts, the Company’s performance obligation includes transfer of the finished railcar to a specified railroad connection point. In these instances, the Company recognizes revenue from the sale when the railcar reaches the specified railroad connection point. When a railcar sales contract contains multiple performance obligations, the Company allocates the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The Company treats shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. The Company does not provide discounts or rebates in the normal course of business.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Leasing Revenue

The Company recognizes operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. The Company recognizes revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has approximately $445 in contract assets as of December 31, 2020. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2020 and 2019 were $6,930 and $5,607, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2020 with expected duration of greater than one year of $4,284.

Loss Per Share

The Company computes loss per share using the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. Basic loss per share attributable to common shareholders is computed by dividing net income loss attributable to common shareholders by the weighted average common shares outstanding. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award and (2) the amount of unearned stock-based compensation costs attributed to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Related Parties

The following persons are owners of Fasemex: Jesus Gil, VP Operations and director of the Company; and Alejandro Gil, sibling of Jesus Gil. Fasemex provides steel fabrication services to the Company and is the lessor for the Company’s leased facility in Castaños. The Company spent $3,921 with Fasemex during 2020 related to rent payment, security deposit and fabrication services. Additionally, Distribuciones Industrials JAS S.A. de C.V. (“Distribuciones Industrials”) is owned by Alejandro Gil, sibling of Jesus Gil, and Salvador Gil, an immediate family member of Jesus and Alejandro Gil. The Company spent $440 with Distribuciones Industrials related to material and safety supplies during 2020.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022.  We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.

In August 2018, the FASB ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modified the disclosures related to recurring and nonrecurring fair value measurements. Disclosures related to the transfer of assets between Level 1 and Level 2 hierarchies have been eliminated and various additional disclosures related to Level 3 fair value measurements have been added, modified or removed. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". This ASU is meant to improve the accounting for the income tax effect of intra-entity transfers of assets other than inventory. Currently, U.S. GAAP prohibits the recognition of current and deferred income taxes for intra-entity asset transfers until the asset is sold to a third party. This ASU will now require companies to recognize the income tax effect of an intra-entity asset transfer (other than inventory) when the transaction occurs. This ASU is effective for public companies, for fiscal years beginning after December 15, 2019 and interim periods within those annual reporting periods. Early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard is effective for interim and annual periods beginning after December 15, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We adopted this ASU on January 1, 2020 and it did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements or results.

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

Note 3 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, Leases (Topic 842) using the modified retrospective method of applying the new standard at the adoption date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. Adoption of this standard resulted in the recording of net operating lease right-of-use (ROU) assets of $45,727 and corresponding operating lease liabilities of $67,508 as of January 1, 2019. The consolidated balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance.

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases are between 2.5 and 20 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the consolidated balance sheet. Operating lease ROU assets are presented within long term assets, the current portion of operating lease liabilities are presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the consolidated balance sheet.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

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

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease costs:
Fixed	$9,719	$13,662
Short-term	843	1,032
Total lease cost	$10,562	$14,694

Supplemental balance sheet information related to leases were as follows:
	December 31, 2020	December 31, 2019
Operating leases:
Right of use assets	$18,152	$56,507

Lease liabilities:
Lease liability, current	$11,635	$14,960
Lease liability, long-term	18,549	53,766
Total operating lease liabilities	$30,184	$68,726

Supplemental cash flow information is as follows:
	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,209	$20,778
Total	$14,209	$20,778

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$15,939	$32,079
Total	$15,939	$32,079

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

The aggregate future lease payments for operating leases as of December 31, 2020 are as follows:

Operating leases
2021	$13,821
2022	4,050
2023	2,920
2024	2,177
2025	2,221
Thereafter	35,709
Total lease payments	60,898
Less: interest	(30,714)
Total	$30,184

Weighted-average remaining lease term (years)
Operating leases	15.0
Weighted-average discount rate
Operating leases	11.3%

On February 26, 2019, the Company entered into an amendment to its lease of the Shoals manufacturing facility to extend the initial term thereof from December 31, 2021 to December 31, 2026, with two five-year extension terms thereafter through December 31, 2031 and December 31, 2036, at the Company’s option. In addition, the Company agreed to vacate up to 40% of the manufacturing facility on or before December 31, 2021 with the base rent payable to the landlord reduced on proportional basis.

The Company has accounted for the amendment as a modification of the lease, resulting in a non-cash increase to lease liability and right of use asset of $32,079. The Company has concluded that the initial term through December 31, 2026 would be included in the measurement of lease liabilities as of the modification date. The Company has concluded that the options for extensions beyond that date are not reasonably certain of exercise, and have been excluded from the measurement of lease liabilities.

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

The Lease Amendment was entered into in connection with the closure of the Facility. The Lease Amendment amends the Original Lease to shorten its term by amending the expiration date from December 31, 2026 to February 28, 2021, with a single one-month extension of the new February 28, 2021 expiration date at the option of

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

FreightCar Alabama, and provided FreightCar Alabama with the option to store railcars and other rolling stock from the end of the term through June 30, 2021 at no additional rent or other costs, except that the Company would be obligated to pay one-month’s rent at the previous monthly rate if it exercises the one-month term extension option.

In addition, the Landlord has agreed in the Lease Amendment to waive the base rent payable under the Original Lease for the months of October 2020 through February 2021. As consideration for the Landlord’s entry into the Lease Amendment and the aforementioned rent waiver, the Company and FreightCar Alabama agreed to sell and transfer certain Facility-related assets to the Landlord. The lease termination resulted in a lease termination gain of $15,234. See Note 8 –Restructuring and Impairment Charges.

Note 4 – Fair Value Measurements

The following table sets forth by level within the ASC 820 Fair Value Measurement fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,993	$-	$-	$7,993
Restricted certificates of deposit	$182	$-	$-	$182
Liabilities:
Warrant liability	$-	$12,730	$-	$12,730

Non-recurring Fair Value Measurements	During the Year-Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$10,383	$10,383
Right of use assets	$-	$-	$28,960	$28,960
Property, plant and equipment, net	$-	$-	$11,515	$11,515
Railcars available for lease, net	$-	$-	$13,175	$13,175

Recurring Fair Value Measurements	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,580	$-	$-	$4,580
Restricted certificates of deposit	$3,769	$-	$-	$3,769
Escrow receivable	$-	$-	$930	$930

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at December 31, 2020, is a Level 2 measurement.

On September 10, 2020 the Company announced its plan to permanently close its Shoals Facility. In connection with the announcement, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash impairment charges of $8,978 for property, plant and equipment at the Shoals Facility and $17,540 for the right of use asset were recognized during September 2020. Assets held for sale represents property, plant and equipment to be sold or

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment. See Note 8 –Restructuring and Impairment Charges for more information regarding the non-recurring fair value measurement considerations during the year ended December 31, 2020 for the impairment charge related to the Shoals Facility.

See Note 7 for more information regarding the non-recurring fair value measurement considerations during the year ended December 31, 2020 for the impairment charge related to our leased small cube covered hopper railcars. In 2019, the Company had a non-recurring fair value measurement of $309 for certain property, plant and equipment, net, that was impaired at its Roanoke location as disclosed in Note 8 – Restructuring and Impairment Charges.

The sale of the Company’s railcar repair and maintenance services business on September 30, 2015 resulted in $1,960 of the aggregate purchase price being placed into escrow in order to secure the indemnification obligations of FCRS and FCSL. The fair market value of the remaining escrow receivable above represents the escrow balance of $980 as of December 31, 2019, net of the fair value of the indemnification obligations, which was estimated using the discounted probability-weighted cash flow method.

Note 5 – Restricted Cash and Restricted Cash Equivalents

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash and restricted cash equivalents approximates fair value.

The Company’s restricted cash balances are as follows:

	December 31,	December 31,
	2020	2019

Restricted cash from customer deposit	$3,204	$-
Restricted cash to collateralize standby letters of credit	3,396	-
Restricted cash equivalents to collateralize standby letters of credit	3,855	475
Total restricted cash and restricted cash equivalents	$10,455	$475

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,
	2020	2019

Work in process	$34,355	$19,742
Parts inventory	4,476	5,350
Total inventories, net	$38,831	$25,092

Inventory on the Company’s consolidated balance sheets includes reserves of $9,836 and $5,633 relating to excess or slow-moving inventory for parts and work in process at December 31, 2020 and 2019, respectively.

Note 7 – Leased Railcars

Railcars available for lease at December 31, 2020 were $20,933 (cost of $24,054 and accumulated depreciation of $3,121) and at December 31, 2019 was $38,900 (cost of $43,045 and accumulated depreciation of $4,145). Depreciation expense on railcars available for lease was $1,015 and $1,365 for the years ended December 31, 2020 and 2019, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Leased railcars are subject to lease agreements with external customers with remaining terms of up to five and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2020 are as follows:

Year ending December 31, 2021	3,325
Year ending December 31, 2022	2,344
Year ending December 31, 2023	1,787
Year ending December 31, 2024	1,107
Year ending December 31, 2025	358
Thereafter	-
$8,921

During the fourth quarter of 2020, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. In particular, small cube covered hopper railcars are primarily used in North America to serve the frac sand industry. Given the decline in global oil prices, reduced fracking activity, and pressure on the oil and gas industry to maintain a low-cost structure, fracking operations, have increasingly shifted away from the use of Northern White sand and towards the use of in-basin sand, which can be sourced locally rather than transporting by rail. Consequently, the cash flows and profitability of the frac sand industry continued to decline during the fourth quarter. As a result, certain small cube covered hopper customers requested rent relief that were renegotiated.

We believe that the events and circumstances that arose during the fourth quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in our leased railcar portfolio.

We performed a cash flow recoverability test of our small cube covered hopper railcars and compared the undiscounted cash flows to the carrying value of the assets. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of our fleet of small cube covered hopper railcars and determine the amount of an impairment loss, if any.

The fair value of the asset group, which is part of the Company’s Manufacturing segment, was determined using both a market and cost approach, which we believe most accurately reflects a market participant's viewpoint in valuing these railcars. The results of our analysis indicated an estimated fair value of the asset group of approximately $13,175, in comparison to the asset group's carrying amount of $30,127. As a result, during the fourth quarter, we recorded a pre-tax non-cash impairment charge of $16,952 related to our small cube covered hopper railcars. Additionally, we evaluated the right-of-use asset associated with our leased railcar portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term, which resulted in an additional pre-tax non-cash impairment charge of approximately $1,999. The aggregate impairment charge of $18,951 is reflected in the impairment of leased railcars line of our Consolidated Statements of Operations for the year ended December 31, 2020.

Significant management judgment was used to determine the key assumptions utilized in our impairment analysis, the substantial majority of which represent unobservable (Level 3) inputs. These assumptions include, but are not limited to: estimates regarding the remaining useful life over which the railcars are expected to generate cash flows (37 years); average contractual lease rates; and discount rate (5.8%). Management selected these estimates and assumptions based on our railcar industry expertise. Although we believe the estimates utilized in our analysis were reasonable, any change in these estimates could materially affect the amount of the impairment charge.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Note 8 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. 2021. The Company ceased production at the Shoals Facility in February 2021. In connection with the announcement, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash restructuring and impairment charges totaling $26,576 were recognized during 2020. These non-cash charges for 2020 related to the ROU asset ($17,540) and property, plant and equipment at the Shoals Facility ($9,036). In connection with the impairment the Company reassessed the estimated useful lives of equipment that will continue to be used by the Company (primarily in Castaños) and are depreciating it over their remaining useful lives. Restructuring and impairment charges for 2020 included cash charges of $6,578 which included employee severance and retention charges and other costs to close the facility and transfer equipment to Castaños.

The fair value of the ROU asset was estimated using an income valuation approach known as the “sublease” discounted cash flow (“DCF”) model in which the cash flows were based on current market-based lease pricing ($3.5 per square foot) over the remaining term of the Shoals Facility lease (75 months). The cash flows were discounted to present value using a market-derived rate of return of 6.50%.

The Shoals Facility personal property was abandoned in place at the facility, sold, transferred to another FCA facility (primarily Castaños), or scrapped. The assets abandoned in place represent property, plant and equipment to be transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment described below. The premise of fair value differs for each type of asset disposition. The fair value of the personal property assets to be abandoned in place at the Shoals Facility were analyzed under a fair value in continued use (“In-Use”) premise. This premise assumes that the assets will continue to be used in the ongoing operation of the facility and therefore includes installation, other assembly, freight, engineering, electrical set-up and process piping costs that would be required to make the assets fully operational. Assets to be sold or transferred were analyzed under the In-Exchange (“In-Exchange”) premise of fair value. Under this premise, we considered the value of the assets assuming an orderly sale on a stand-alone basis. It is assumed the assets will be sold on an as-is, where-is basis and alternative uses for the assets from the originally designed purpose are considered. Any remaining personal property assets that will neither be abandoned in place nor sold/transferred were considered unmarketable and were valued under a scrap value premise.

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

On October 8, 2020, the Company reached an agreement with the Shoals Facility owner and Landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021, with a single one-month extension of the new February 28, 2021 expiration date at the option of the Company. The lease termination resulted in a lease termination gain of $15,234.

The $10,383 estimated fair value of property, plant and equipment to be sold or transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment is reported as Assets Held for Sale on the balance sheet as of December 31, 2020 and are no longer depreciated.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

On July 22, 2019, the Company announced its intention to close the Roanoke Facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019. The Company terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges related to the plant closure for the year ended December 31, 2019 primarily include non-cash impairment charges for property, plant and equipment at the Roanoke Facility and employee severance and retention charges.

Restructuring and impairment charges are reported as a separate line item on the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 and are detailed below:

	Year ended
	December 31,
	2020	2019
Impairment and loss on right of use asset	$17,540	$-
Lease termination gain	(15,200)	(2,445)
Impairment and loss on disposal of machinery and equipment	9,527	1,381
Employee severance and retention	3,285	1,332
Goodwill impairment	-	21,521
Other charges related to facility closure	3,173	582
Total restructuring and impairment costs	$18,325	$22,371

Accrued restructuring and impairment charges related to the Manufacturing and Corporate and Other segments were $17,775 and $550, respectively and are detailed below:

	Accrued as of December 31, 2019		Cash Charges		Non-cash charges	Cash payments		Accrued as of December 31, 2020

Impairment and loss on right of use asset	$		$		$17,540	$		$-
Impairment and loss on disposal of machinery and equipment		-		-	9,527		-	-
Lease termination gain					(15,200)
Employee severance and retention		647		3,285	-		(2,336)	1,596
Other charges related to facility closure		359		3,293	(120)		(3,401)	251
Total restructuring and impairment costs		$1,006		$6,578	$11,747		$(5,737)	$1,847

	Accrued as of December 31, 2018	Cash Charges	Non-cash charges	Cash payments	Accrued as of December 31, 2019

Impairment charges for leasehold improvements and equipment	$-	$-	$1,381	$-	$-
Employee severance and retention	-	1,332	-	(685)	647
Other charges related to facility closure	-	560	22	(201)	359
Lease termination gain	-	-	(2,445)	-	-
Goodwill impairment	-	-	21,521	-	-
Total restructuring and impairment costs	$-	$1,892	$20,479	$(886)	$1,006

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2020	2019

Buildings and improvements	$162	$229
Leasehold improvements	3,341	8,590
Machinery and equipment	33,243	81,478
Software	8,560	9,663
Construction in process	85	2,439
Total cost	45,391	102,399
Less: Accumulated depreciation and amortization	(25,749)	(63,835)
Total property, plant and equipment, net	$19,642	$38,564

Depreciation expense for the years ended December 31, 2020 and 2019, was $8,187 and $11,073, respectively. The table above reflects the impairment charges of $9,036 to property, plant and equipment for the year ended December 31, 2020 described in Note 8, Restructuring and Impairment Charges and the reduction to property, plant and equipment resulting from the reclassification of $10,383 to assets held for sale.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019

Balance at the beginning of the year	$8,388	$9,309
Current year provision	451	1,416
Reductions for payments, costs of repairs and other	(1,756)	(363)
Adjustments to prior warranties	(1,867)	(1,974)
Balance at the end of the year	$5,216	$8,388

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at the Shoals Facility. In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals Facility. This amount was received in January 2017. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2020.

The changes in deferred income from these incentives for the years ended December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019
Balance at the beginning of the year	$6,941	$9,160
Recognition of state and local incentives as a reduction of cost of sales	(2,219)	(2,219)
Balance at the end of the year, including current portion	$4,722	$6,941

Note 12 – Debt Financing and Revolving Credit Facilities

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

The Siena Loan Agreement replaced the Company’s prior revolving credit facility under the Credit and Security Agreement (the “BMO Credit Agreement”) dated as of April 12, 2019, among the Company and certain of its subsidiaries, as borrowers and guarantors, and BMO Harris Bank N.A., as lender, as amended from time to time, which was terminated effective October 8, 2020 and otherwise would have matured on April 12, 2024. As of December 31, 2019, the Company had no borrowings under its prior revolving credit facility and a $4,000 letter of credit outstanding under the letter of credit sub-facility of its prior revolving credit facility.

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum. As of December 31, 2020, the interest rate on outstanding debt under the Siena Loan Agreement was 6.35%.

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

As of December 31, 2020 the Company had $6,874 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9,701. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund for which Pacific Investment Management Company LLC serves as investment manager, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40,000, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the common stock underling the Warrant at a special stockholders’ meeting on November 24, 2020. The $40,000 term loan closed and was funded on November 24, 2020. The Company incurred $2,872 in deferred financing costs related to the Term Loan Agreement. The deferred financing costs are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Term Loan Agreement.

The Term Loan Credit Agreement contains a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin for each such interest rate set forth in the Term Loan Credit Agreement. As of December 31, 2020, the interest rate on outstanding debt under the Term Loan Credit Agreement was 14.0%.

The Term Loan Credit Agreement has both affirmative and negative covenants, including, without limitation, minimum liquidity, limitations on indebtedness, liens and investments. The Term Loan Credit Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Term Loan Credit Agreement and the related loan documents, each of the Loan Parties granted to Agent a continuing lien upon all of such Loan Parties’ assets to secure the obligations of the Loan Parties under the Term Loan Credit Agreement.

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of December 31, 2020 the Warrant was exercisable for an aggregate of 5,307,539 shares of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the Term Loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

The following schedule shows the change in fair value of the Warrant as of December 31, 2020.

Issuance of initial warrant November 24, 2020	$9,073
Change in fair value	3,657
Warrant liability as of December 31, 2020	$12,730

The issuance of the warrant on November 24, 2020 of $9,073 represents a non-cash financing activity. The change in fair value of the Warrant is reported on a separate line in the consolidated statement of operations. The Term Loan Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the global pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan in the amount of $10,000 through the Paycheck Protection Program. Since the entire loan was used for payroll, utilities and interest, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, with $7,500 due in 2021 and with $2,500 due in 2022. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the loan term to five years.

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

The M&T Credit Agreement had a term ending on April 16, 2021. Loans outstanding thereunder will bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of December 31, 2020 and 2019, FreightCar Leasing Borrower had $10,105 and $10,200, respectively in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $6,975 and $16,450, respectively. As of December 31, 2020, the interest rate on outstanding debt under the M&T Credit Agreement was 4.24%.

On August 7, 2020, FreightCar Leasing Borrower received notice (the “First Notice”) from M&T Bank, N.A. (“M&T”) that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T with respect to the railcars in FreightCar Leasing Borrower’s Borrowing Base (as defined in the M&T Credit Agreement) under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5,081 (the “Payment Demand Amount”). In the First Notice, M&T Bank: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because FreightCar Leasing Borrower did not pay the Payment Demand Amount to M&T within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the First Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement.

On December 18, 2020, FreightCar Leasing Borrower received a revised notice (the “Second Notice,” and together with the First Notice, the “Notices”) from M&T asserting that: (a) as a result of the continuing Event of Default that M&T alleged to have occurred under the M&T Credit Agreement, M&T has declared a default and accelerated and demands immediate payment by FreightCar Leasing Borrower of $10,114 (the “Outstanding Amount”); (b) FreightCar Leasing Borrower is liable for all interest that continues to accrue on the Outstanding Amount; and (c) FreightCar Leasing Borrower is liable for all attorneys’ fees, costs and expenses as set forth in the M&T Credit Agreement.

FreightCar Leasing Borrower has engaged in discussions with M&T since the receipt of the First Notice, which discussions are continuing.

Long-term debt consists of the following as of December 31, 2020.

M&T Credit Agreement outstanding	$10,105
SBA Payroll Protection Program Loan outstanding	10,000
Siena Loan Agreement outstanding	6,874
Term Loan Credit Agreement outstanding	40,000
Total debt	66,979
Less Term Loan Credit Agreement discount	(8,892)
Less Term Loan Credit Agreement deferred financing costs	(2,814)
Total debt, net of discount and deferred financing costs	55,273
Less amounts due within one year	(17,605)
Long-term debt, net of current portion	$37,668

The fair value of long-term debt approximates its carrying value as of December 31, 2020.

Estimated annual maturities of long-term debt, including the current portion at December 31, 2020 are as follows based on the most recent debt agreements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

2021	$17,605
2022	2,500
2023	6,874
2024	-
2025	40,000
Thereafter	-
$66,979

Note 13 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2020
Pension liability activity:
Actuarial loss	$(1,544)	$-	$(1,544)
Reclassification adjustment for amortization of net loss (pre-tax other income)	561	-	561
	$(983)	-	$(983)

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2019
Pension liability activity:
Actuarial loss	$(1,025)	$-	$(1,025)
Reclassification adjustment for amortization of net loss (pre-tax other income)	549	-	549
Postretirement liability activity:
Actuarial gain	-	-	-
Termination gain	4,369	-	4,369
Reclassification adjustment for termination gain (pre-tax gain on termination of postretirement benefit plan)	(6,637)	(527)	(6,110)
Reclassification adjustment for amortization of net gain (pre-tax other income)	(389)	-	(389)
Reclassification adjustment for amortization of prior service cost (pre-tax other income)	14	-	14
	$(3,119)	$(527)	$(2,592)

The components of accumulated other comprehensive loss consist of the following:

	December 31,	December 31,
	2020	2019
Unrecognized pension cost, net of tax of $6,282 and $6,282	$(11,763)	$(10,780)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2020 and 2019, are as follows:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation – Beginning of year	$53,294	$48,590	$-	$5,370
Service cost	-	-	-	18
Interest cost	1,430	1,863	-	183
Actuarial loss	3,870	6,157	-	-
Benefits paid	(3,235)	(3,316)	-	(601)
Liability gain due to termination	-	-	-	(4,369)
Benefit obligation – End of year	55,359	53,294	-	601
Change in plan assets
Plan assets – Beginning of year	46,784	42,749	-	-
Return on plan assets	4,765	7,351	-	-
Employer contributions	-	-	-	601
Benefits paid	(3,235)	(3,316)	-	(601)
Plan assets at fair value – End of year	48,314	46,784	-	-
Funded status of plans – End of year	$(7,045)	$(6,510)	$-	$(601)

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-	$-	$(181)
Noncurrent liabilities	(7,045)	(6,510)	-	(420)
Net amount recognized at December 31	$(7,045)	$(6,510)	$-	$(601)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2020 and 2019, are as follows:

	Pension Benefits
	2020	2019

Net actuarial loss	$18,045	$17,062
	$18,045	$17,062

Components of net periodic benefit cost for the years ended December 31, 2020 and 2019, are as follows:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$-	$-	$-	$18
Interest cost	1,430	1,863	-	183
Expected return on plan assets	(2,438)	(2,218)	-	-
Amortization of unrecognized prior service cost	-	-	-	14
Amortization of unrecognized net loss (gain)	562	549	-	(389)
Termination gain	-	-	-	(6,637)
Total net periodic (income) benefit cost	$(446)	$194	$-	$(6,811)

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2020 and 2019, are as follows:

	2020		2019
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net actuarial loss	$1,544	$-	$1,025	$-
Liability gain due to termination	-	-	-	(4,369)
Termination gain	-	-	-	6,637
Amortization of net actuarial (gain) loss	(561)	-	(549)	389
Amortization of prior service cost	-	-	-	(14)
Total recognized in accumulated other comprehensive loss	$983	$-	$476	$2,643

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2020:

Pension Benefits

2021	$3,385
2022	3,282
2023	3,264
2024	3,231
2025	3,206
2026 through 2030	15,321

The Company is not required to make any contributions to its pension plan in 2021 to meet its minimum funding requirements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rates	2.48%	3.22%	N/A	N/A

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2020, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2020), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2019) were developed. The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted Pri-2012 with MP-2020 for purposes of measuring its pension obligations at December 31, 2020.

The 2020 actuarial loss of $3,870 was largely the result of the change in the yield curve. The 2020 actuarial loss related to the change in the yield curve was partially offset by the impact of the mortality improvement scale MP-2020.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rate for benefit obligations	3.22%	4.36%	N/A	4.34%
Expected return on plan assets	5.40%	5.40%	N/A	N/A
Rate for interest on benefit obligations	2.78%	3.96%	N/A	3.94%
Discount rate for service cost	N/A	N/A	N/A	4.60%

The Company’s pension plan’s weighted average asset allocations at December 31, 2020 and 2019, and target allocations for 2021, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2020	2019	2021
Asset Category
Cash and cash equivalents	0%	1%	0% - 5%
Equity securities	56%	54%	45% - 65%
Fixed income securities	35%	40%	30% - 50%
Real estate	9%	5%	4%-6%
	100%	100%	100%

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2, Summary of Significant Accounting Policies for a description of the fair value hierarchy) as of December 31, 2020 and 2019:

Pension Plan Assets	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$16,670	$-	$-	$16,670
Large cap funds	16,033	-	-	16,033
Small cap funds	4,558	-	-	4,558
International funds	6,338	-	-	6,338
Real estate funds	4,576	-	-	4,576
Cash and equivalents	139	-	-	139
Total	$48,314	$-	$-	$48,314

Pension Plan Assets	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$18,720	$-	$-	$18,720
Large cap funds	15,546	-	-	15,546
Small cap funds	3,567	-	-	3,567
International funds	6,369	-	-	6,369
Real estate funds	2,339	-	-	2,339
Cash and equivalents	243	-	-	243
Total	$46,784	$-	$-	$46,784

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $1,372 for the year ended December 31, 2019. Effective January 1, 2020, the Company suspended the employer contribution to its defined contribution plans.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Note 15 - Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31
	2020	2019
Current Tax Expense/(Benefit)
Federal	$(92)	$(12)
Foreign	137	-
State	17	42
	62	30
Deferred Tax Expense/(Benefit)
Federal	1	386
Foreign	136	-
State	-	(210)
	137	176

Tax benefit related to a decrease in unrecognized tax benefits	-	(221)
Interest expense, gross of related tax effects	-	(100)

Total	$199	$(115)

The (provision) benefit for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.9%	2.9%
Valuation allowance	(23.5)%	(20.1)%
Foreign rate differential	(0.1)%	0.0%
State rate and other changes on deferred taxes	(0.4)%	(1.1)%
Federal and state tax credits	0.1%	0.1%
Uncertain tax positions	0.0%	1.7%
Nondeductible expenses and other	(1.4)%	(4.3)%
Effective income tax rate	(0.4)%	0.2%

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2020		December 31, 2019
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits	$1,663	$-	$1,541	$-
Intangible assets	-	(17)	-	(13)
Accrued expenses	2,027	-	3,370	-
Deferred state and local incentive revenue	1,132	-	1,780	-
Inventory valuation	3,145	-	2,071	-
Property, plant and equipment and railcars on operating leases	-	(2,018)	-	(6,295)
Net operating loss and tax credit carryforwards	48,738	-	34,078	-
Stock-based compensation expense	1,127	-	1,152	-
Other	1,135	-	-	(1,028)
Right of use asset	-	(5,543)	-	(14,193)
Lease liability	8,086	-	17,326	-
	67,053	(7,578)	61,318	(21,529)
Valuation Allowance	(59,613)	-	(39,792)	-
Deferred tax assets (liabilities)	$7,440	$(7,578)	$21,526	$(21,529)
Increase (decrease) in valuation allowance	$19,821		$15,342

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of operating losses, we will not more likely than not realize the benefit of the deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $238,537 which will expire between 2020 and 2039, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards and federal tax credit carryforwards of $150,285 and $2,016, respectively, which will begin to expire in 2030, for which a full valuation allowance also has been recorded. The Company has foreign net operating loss carryforwards of $93 which will expire in 2022, for which a full valuation allowance has been recorded.

The Company does not have any unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate as of December 31, 2020 and 2019. The entire unrecognized tax benefit balance of $1,310 was decreased to zero in 2019 due to settlements. As such, the Company's income tax provision included $0 of expenses related to interest and penalties for the years ended December 31, 2020 and 2019. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the years ended December 31, 2020 and 2019, the company has zero penalties or interest accrued at each of December 31, 2020 and 2019.

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Jurisdiction	Earliest Year
U.S. Federal	2018
States:
Pennsylvania	2001
Texas	2018
Illinois	2010
Virginia	2017
Colorado	2010
Indiana	2017
Nebraska	2016
Alabama	2016
Foreign:
China	2017
Mexico	2020

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plans, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “2005 Plan”) and “The FreightCar America, Inc. 2018 Long Term Incentive Plan (the “2018 Plan” and, collectively, the “Incentive Plans”), were approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plans provide for the grant to eligible persons of stock options, share appreciation rights (“SAR”), restricted shares, restricted share units (“RSU”), performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Time-vested stock option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plans). The Company accounts for forfeitures of stock-based awards as incurred. The 2005 Plan will terminate as to future awards on May 17, 2023 and the 2018 Plan will terminate as to future awards on May 10, 2028. Under the 2005 Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 309,104 were available for issuance at December 31, 2020. Under the 2018 Plan, 2,800,000 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 1,364,424 were available for issuance at December 31, 2020.

Stock Options

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

For the Years Ended December 31, 2020 and 2019

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

A summary of the Company’s time-vested stock options activity and related information at December 31, 2020 and 2019, and changes during the years then ended, is presented below:

		December 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	313,317	$12.70	208,426	$21.47
Granted	-	-	255,009	7.43
Exercised	-	-	-	-
Forfeited or expired	(101,956)	14.81	(150,118)	15.93
Outstanding at the end of the year	211,361	$11.68	313,317	$12.70

Exercisable at the end of the year	103,458	$14.93	82,964	$23.01

A summary of the Company’s time vested stock options outstanding as of December 31, 2020 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	211,361	7.0	$11.68	$-
Vested or expected to vest	211,361	7.0	$11.68	$-
Options exercisable	103,458	6.1	$14.93	$-

There were no time-vested stock options exercised during 2020 or 2019. As of December 31, 2020, there was $186 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 13 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Stock Appreciation Rights

During 2020, the Company granted cash settled stock appreciation rights to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as Other long-term liabilities. The Company measures the fair value of cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is settled. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement.

The fair value of cash settled stock appreciation rights as of December 31, 2020 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	5.1 years	66.33%	0.00%	0.37%	$1.52
2020	3/9/2020	5.2 years	66.06%	0.00%	0.38%	$1.61
2020	9/14/2020	5.7 years	64.76%	0.00%	0.44%	$1.45
2020	11/30/2020	5.9 years	64.06%	0.00%	0.46%	$1.34

A summary of the Company’s cash settled stock appreciation rights activity and related information at December 31, 2020 and changes during the year is presented below:

	December 31,
	2020
		Weighted-
		Average
		Exercise
	SAR	Price
	Outstanding	(per share)
Outstanding at the beginning of the year	-	$-
Granted	1,164,464	1.68
Exercised	-	-
Forfeited or expired	(310,497)	1.64
Outstanding at the end of the year	853,967	$1.69

Exercisable at the end of the year	-	$-

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

A summary of the Company’s cash settled stock appreciation rights outstanding as of December 31, 2020 is presented below:

Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	SAR	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
SARS outstanding	853,967	9.1	$1.69	$619,728
Vested or expected to vest	853,937	9.1	$1.69	$619,725
SARS exercisable	-	-	$-	$-

Restricted Shares

A summary of the Company’s nonvested restricted shares as of December 31, 2020 and 2019, and changes during the years then ended is presented below:

		December 31,
	2020		2019

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	327,345	$8.49	133,462	$16.12
Granted	872,494	1.43	293,309	6.75
Vested	(73,111)	8.18	(40,696)	16.89
Forfeited	(277,005)	3.63	(58,730)	11.27
Nonvested at the end of the year	849,723	$2.86	327,345	$8.49
Expected to vest	849,723	$2.86	327,345	$8.49

The fair value of stock awards vested during the years ended December 31, 2020 and 2019, was $138 and $293, respectively, based on the value at vesting date. As of December 31, 2020, there was $988 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 18 months.

Stock-based compensation expense of $1,034 and $1,225 is included within selling, general and administrative expense for the years ended December 31, 2020 and 2019, respectively.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

As part of a settlement agreement reached with one of its customers, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the years ended December 31, 2020 and 2019 the Company paid $1,000 and $3,500, respectively of the settlement amount and the remaining $3,000 will be paid over a period of 18 months or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

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

Note 18 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2020	2019

Weighted average common shares outstanding	12,881,403	12,352,142
Issuance of warrants	551,025	-
Weighted-average shares outstanding - basic	13,432,428	12,352,142
Dilutive effect of employee stock options and nonvested share awards	-	-
Weighted average diluted common shares outstanding	13,432,428	12,352,142

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2020 and 2019, 1,078,409 and 659,678 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 19 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year ended December 31,
	2020	2019

Railcar sales	$94,455	$212,716
Parts sales	9,597	10,699
Leasing revenues	4,395	6,452
Other sales	-	91
	$108,447	$229,958

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 44%, 21% and 12%, respectively, of revenues for the year ended December 31, 2020. Sales to the Company’s top three customers accounted for 15%, 12% and 12%, respectively, of revenues for the year ended December 31, 2019. The Company’s sales to customers outside the United States were $1,350 and $6,693 in 2020 and 2019, respectively.

Note 20 – Segment Information

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

	Year Ended
	December 31,
	2020	2019
Revenues:
Manufacturing	$98,706	$219,064
Corporate and Other	9,741	10,894
Consolidated Revenues	$108,447	$229,958
Operating Loss:
Manufacturing	$(59,031)	$(53,501)
Corporate and Other	(21,562)	(22,101)
Consolidated Operating Loss:	$(80,593)	$(75,602)
Consolidated interest expense	(2,225)	(609)
Loss on change in fair market value of warrant liability	(3,657)	-
Consolidated other income	576	858
Consolidated Loss Before Income Taxes	$(85,899)	$(75,353)
Depreciation and Amortization:
Manufacturing	$8,434	$11,622
Corporate and Other	768	778
Consolidated Depreciation and Amortization	$9,202	$12,400
Capital Expenditures:
Manufacturing	$8,715	$5,261
Corporate and Other	1,134	312
Consolidated Capital Expenditures	$9,849	$5,573

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

	December 31,	December 31,
	2020	2019
Assets:
Manufacturing	$114,669	$156,859
Corporate and Other	68,046	87,329
Total Operating Assets	182,715	244,188
Consolidated income taxes receivable	27	1,014
Consolidated Assets	$182,742	$245,202

	Geographic Information

	Revenues		Long Lived Assets(a)
	Year Ended		Year Ended
	December 31,		December 31,
	2020	2019	2020	2019
United States	$108,447	$229,958	$48,126	$132,825
Mexico (b)	-	-	20,984	1,146
Total	$108,447	$229,958	$69,110	$133,971

(a) Long lived assets include Assets held for sale, Property plant and equipment, Railcars available for lease, and ROU assets
(b) Included in manufacturing segment

Note 21 – Acquisition

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

The JV Companies collectively represented the Company’s joint venture with the Sellers to manufacture railcars in Castaños, which was formed in September 2019. Prior to the execution of the Equity Purchase Agreement, FreightCar North America owned a 50% interest in each of the JV Companies and, as a result of the acquisition of the Seller Interests, the JV Companies are now wholly-owned by FreightCar North America.

The consideration for the Seller Interests includes $173 in cash and the issuance of an aggregate of 2,257,234 shares of the Company’s common stock, par value $0.01 per share (the “EPA Shares”), to the Sellers. In addition, the Company and certain of its subsidiaries entered into several ancillary agreements including an investor rights agreement, a restated lease agreement and a royalty agreement. The fair value of the EPA Shares was determined to be $3,237 based on the share price as of the date of the transaction, less a discount for lack of marketability given the shares are unregistered.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2020 and 2019

(in thousands, except for share and per share data)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 13, 2020, FreightCar America, Inc.’s (“FreightCar” or the “Company”) entered into a term loan credit agreement and a warrant acquisition agreement with CO Finance LVS VI LLC (“CO Finance”) pursuant to which CO Finance, its investment manager, and the parent entity of the investment manager (the “Parent”), were deemed to have significant influence over the Company, under FASB ASC 323 Investments — Equity Method and Joint Ventures, upon approval of these agreements by the Company’s shareholders. In early November 2020, Deloitte & Touche LLP identified that certain Deloitte entities have ongoing business relationships with certain entities controlled by the Parent. On November 24, 2020, both agreements were approved by the Company’s shareholders and the Deloitte entities’ business relationships with entities controlled by the Parent became impermissible under the SEC independence rules.

On December 3, 2020, Deloitte & Touche informed the Audit Committee that Deloitte & Touche had maintained and would be able to continue to maintain objectivity and impartiality on all issues encompassed within its audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020 notwithstanding the ongoing impermissible business relationships, because:

•The Company continued to have separate and autonomous operations from CO Finance and the entities controlled by the Parent. Company management and its accounting and finance functions are separate and independent and would continue to be solely responsible for maintaining the books and records of the Company and for preparation of its financial statements.

•The Company continued to have a separate corporate governance structure from CO Finance and the entities controlled by the Parent, including a separate board and audit committee that would maintain responsibility for oversight of the Deloitte & Touche audit of the Company’s 2020 fiscal year financial statements. CO Finance has not filled its voting board seat on the Company’s board as of the date of this filing.

•The impermissible business relationships were entered into at a time when Deloitte & Touche was not required to be independent of the Parent for SEC purposes.

•None of the impermissible business relationships between the Deloitte entities and the entities controlled by the Parent have any operational or financial impact on the Company. The impermissible business relationships do not impact the accounting and financial reporting systems, processes or controls of the Company, or the results of operations of the Company. Therefore, Deloitte & Touche would not be put in a position of auditing its own work for the fiscal year ended December 31, 2020.

•There had not been and would not be any overlap between Company audit engagement teams and the professionals involved in the impermissible business relationships.

•The time period between the transaction close date and the end of the audit and professional engagement period was expected to be relatively short – November 24, 2020 to the filing of the Form 10-K in March 2021.

After considering all relevant facts and circumstances, the Company’s Audit Committee concurred with Deloitte & Touche’s conclusion that, for the reasons described above, the impermissible business relationships between the Deloitte entities and the entities controlled by the Parent would not impair Deloitte & Touche’s objectivity and impartiality with respect to the completion of the planning and execution of the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP;

•Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of the end of the Company’s 2020 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because the Company qualifies as a smaller reporting company, it is not required to obtain an attestation of their internal control over financial reporting by an outside independent registered public accounting firm.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Overview” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Overview and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Stock Ownership” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

EQUITY COMPENSATION PLAN INFORMATION

This table contains information as of December 31, 2020 about the Company’s equity compensation plans, all of which have been approved by the Company’s stockholders.

	Number of common shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in the first column)
Equity compensation plans approved by stockholders	1,411,084	(1)	$14.65	(2)	1,673,528	(3)
Equity compensation plans not approved by stockholders	-		N/A		-
	1,411,084		$14.65		1,673,528

(1) Includes an aggregate of 849,723 restricted shares that were not vested as of December 31, 2020.
(2) Weighted-average exercise price of outstanding options excludes restricted shares.

(3) Represents shares of common stock authorized for issuance under the LTIP in connection with awards of stock options, share appreciation rights, restricted shares, restricted share units, performance shares, performance units, dividend equivalents and other share-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)  Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

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

FREIGHTCAR AMERICA, INC.

Date: March 24, 2021	By:	/s/ JAMES R. MEYER
James R. Meyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ JAMES R. MEYER James R. Meyer	President and Chief Executive Officer (principal executive officer) and Director	March 24, 2021

/s/ TERENCE R. ROGERS Terence R. Rogers	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer)	March 24, 2021

/s/ MICHAEL A. RIORDAN Michael A. Riordan	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 24, 2021

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 24, 2021

/s/ ELIZABETH K. ARNOLD Elizabeth K. Arnold	Director	March 24, 2021

/s/ JAMES D. CIRAR James D. Cirar	Director	March 24, 2021

/s/ JESUS SALVADOR GIL BENAVIDES Jesus Salvador Gil Benavides	Director	March 24, 2021

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 24, 2021

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 24, 2021

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

10.3

Letter agreement regarding Terms of Employment dated June 1, 2017 by and between FreightCar America, Inc. and Georgia L. Vlamis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

10.4

Letter agreement regarding Terms of Employment dated April 9, 2019 by and between FreightCar America, Inc. and Christopher J. Eppel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2019).

10.5

Letter agreement regarding Terms of Employment dated November 5, 2020, by and between FreightCar America, Inc. and Michael A. Riordan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2020).

10.6	Consulting agreement dated December 30, 2020 by and between FreightCar America, Inc. and Terence R. Rogers†
10.7	Letter agreement regarding Terms of Employment dated February 11, 2021 by and between FreightCar America, Inc. and Terence R. Rogers†
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

10.10

FreightCar America, Inc. 2018 Long Term Incentive Plan (as amended and restated effective May 14, 2020) (incorporated by reference to Appendix A to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2020 filed with the Commission on March 30, 2020).

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

10.15

Form of Stock Option Award Agreement pursuant to the FreightCar America, Inc. 2018 Long-Term Incentive Plan (as amended and restated effective May 14, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2021).

10.16

Retention Payment and Success Bonus Agreement by and between FreightCar America, Inc. and James R. Meyer, dated November 20, 2019. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.17

Retention Payment and Success Bonus Agreement by and between FreightCar America, Inc. and Christopher J. Eppel, dated November 20, 2019. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.18

Retention Payment and Success Bonus Agreement by and between FreightCar America, Inc. and Georgia L. Vlamis, dated November 20, 2019. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.19

FreightCar America, Inc. Successful Transaction Severance Plan, dated November 20, 2019. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.20

Lease Agreement, dated as of December 20, 2004, by and between Norfolk Southern Railway Company and Johnstown America Corporation (the “Lease Agreement”) (incorporated by reference to Exhibit 10.27 to Registration Statement Nos. 333-123384 and 333-123875 filed with the Commission on April 4, 2005).*

10.21	Amendment to the Lease Agreement, dated as of December 1, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.22

Second Amendment to the Lease Agreement, dated as of February 1, 2008, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Commission on May 12, 2008).

10.23

Amendment to Lease, dated as of October 12, 2012, by and between Norfolk Southern Railway Company and Johnstown America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the Commission on November 9, 2012).*

10.24

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

10.26

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

10.28

Second Amendment to Sublease and Consent to Sublease, dated October 27, 2014, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama, Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.29

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

10.30

Assignment and Assumption of Lease, dated as of February 28, 2018, by and between Navistar, Inc. and FreightCar Alabama, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).

10.31

Industrial Facility Lease dated as of September 29, 2011, by and between Teachers’ Retirement Systems of Alabama and Employees’ Retirement System of Alabama and Navistar, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 3, 2018).*

10.32

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

10.33

Second Amendment to Industrial Facility Lease, dated as of February 26, 2019, by and among Teachers’ Retirement Systems of Alabama, Employees’ Retirement System of Alabama and FreightCar America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 2, 2019).

10.34

Third Amendment to Industrial Facility Lease, dated as of October 8, 2020, by and among Teachers’ Retirement System of Alabama, Employees’ Retirement System of Alabama, FreightCar Alabama, LLC and FreightCar America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2020). **

10.35

Credit and Security Agreement, dated as of April 12, 2019, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.36

Limited Waiver and First Amendment to Credit and Security Agreement, dated as of October 28, 2019, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.37

Third Amendment to Credit and Security Agreement, dated as of April 14, 2020, by and among FreightCar America, Inc. and certain subsidiaries and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2020 filed with the Commission on August 10, 2020)

10.38

Credit Agreement, dated as of April 16, 2019, by and between FreightCar America Leasing 1, LLC and M & T Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.39

Loan and Security Agreement, dated as of October 8, 2020, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

10.40

FreightCar America, Inc. Executive Severance Plan (As Amended and Restated Effective December 1, 2016) (and Summary Plan Description) incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.41

Equity Purchase Agreement, dated October 16, 2020, by and among the Company, FreightCar North America, LLC (f/k/a/ FCAI Holdings, LLC) and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.42

Investor Rights Agreement, dated October 16, 2020, by and between the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.43

Lease Agreement, dated October 16, 2020, by and between Fabricaciones y Servicios de México, S.A. de C.V., as lessor, and FCA-Fasemex, S. de R.L. de C.V., as lessee. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.44

Royalty Agreement, dated October 16, 2020, by and among the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.45

Term Loan Credit Agreement, dated October 13, 2020, by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC and U.S. Bank National Association. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020). **

10.46

Warrant Acquisition Agreement, dated October 13, 2020, by and between the Company and CO Finance LCS VI LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020). **

10.47	Form of Warrant issued by the Company to CO Finance LVS VI LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).
10.48

Form of Registration Rights Agreement, to be entered into as of the Closing Date, by and between the Company and CO Finance LVS VI LLC. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.49	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).
10.50	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2009).
10.51

Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

21	Subsidiaries of FreightCar America, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

**Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

†Filed herewith