Form 10-Q
period 2021-03-31
FreightCar America, Inc.
filed 2021-05-17
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 South Wacker Drive, Suite 1500 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RAIL	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 7, 2021, there were 15,541,920 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$31,556	$54,047
Restricted certificates of deposit	182	182
Accounts receivable, net of allowance for doubtful accounts of $1,006 and $1,235 respectively	6,217	9,421
VAT receivable	13,216	4,462
Inventories, net	37,054	38,831
Assets held for sale	-	10,383
Prepaid expenses	8,998	3,652
Total current assets	97,223	120,978
Property, plant and equipment, net	19,516	19,642
Railcars available for lease, net	20,791	20,933
Right of use asset	17,712	18,152
Other long-term assets	2,828	3,037
Total assets	$158,070	$182,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$27,168	$18,654
Accrued payroll and other employee costs	1,282	2,505
Reserve for workers' compensation	2,629	2,645
Accrued warranty	4,008	5,216
Customer deposits	-	4,351
Deferred income state and local incentives, current	1,842	2,219
Lease liability, current	2,027	11,635
Current portion of long-term debt	19,315	17,605
Other current liabilities	3,578	6,319
Total current liabilities	61,849	71,149
Long-term debt, net of current portion	36,811	37,668
Warrant liability	34,858	12,730
Accrued pension costs	6,698	7,046
Deferred income state and local incentives, long-term	2,325	2,503
Lease liability, long-term	18,074	18,549
Other long-term liabilities	5,162	2,600
Total liabilities	165,777	152,245
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,033,481 and 15,861,406 shares issued at March 31, 2021 and December 31, 2020, respectively	161	159
Additional paid in capital	82,519	82,064
Treasury stock, at cost, 446,587 and 327,577 shares at March 31, 2021 and December 31, 2020, respectively	(1,782)	(1,344)
Accumulated other comprehensive loss	(11,607)	(11,763)
Accumulated deficit	(76,998)	(38,619)
Total stockholders' equity (deficit)	(7,707)	30,497
Total liabilities and stockholders’ equity	$158,070	$182,742

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$32,370	$5,197
Cost of sales	30,566	14,000
Gross profit (loss)	1,804	(8,803)
Selling, general and administrative expenses	9,151	7,410
Restructuring and impairment charges	6,650	880
Operating loss	(13,997)	(17,093)
Interest expense	(2,502)	(296)
Loss on change in fair market value of warrant liability	(22,128)	-
Other income	115	224
Loss before income taxes	(38,512)	(17,165)
Income tax benefit	(133)	(2)
Net loss	(38,379)	(17,163)
Less Net loss attributable to noncontrolling interest in JV	-	(216)
Net loss attributable to FreightCar America	$(38,379)	$(16,947)
Net loss per common share attributable to FreightCar America- basic	$(1.92)	$(1.29)
Net loss per common share attributable to FreightCar America- diluted	$(1.92)	$(1.29)
Weighted average common shares outstanding - basic	20,001,505	12,366,880
Weighted average common shares outstanding - diluted	20,001,505	12,366,880

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(38,379)	$(17,163)
Other comprehensive income net of tax:
Pension and postretirement liability adjustments, net of tax	156	141
Comprehensive loss	$(38,223)	$(17,022)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated			Total
			Additional			Other	Retained		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	(Deficit)
Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154
Net loss	-	-	-	-	-	-	(16,947)	(216)	(17,163)
Other comprehensive income	-	-	-	-	-	141	-	-	141
Restricted stock awards	587,519	6	(6)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	126	(102,045)	(126)	-	-	-	-
Stock-based compensation recognized	-	-	227	-	-	-	-	-	227
Balance, March 31, 2020	13,319,197	$133	$83,374	(152,617)	$(1,124)	$(10,639)	$28,877	$(271)	$100,350

Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	$-	$30,497
Net loss	-	-	-	-	-	-	(38,379)	-	(38,379)
Other comprehensive income	-	-	-	-	-	156	-	-	156
Restricted stock awards	177,953	2	(2)	-	-	-	-	-	-
Employee stock settlement	(1,378)	-	(5)	(2,215)	(7)	-	-	-	(12)
Forfeiture of restricted stock awards	(4,500)	-	431	(116,795)	(431)	-	-	-	-
Stock-based compensation recognized	-	-	31	-	-	-	-	-	31
Balance, March 31, 2021	16,033,481	$161	$82,519	(446,587)	$(1,782)	$(11,607)	$(76,998)	$-	$(7,707)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities	(in thousands)
Net loss	$(38,379)	$(17,163)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	6,650	880
Depreciation and amortization	1,197	3,013
Non-cash lease expense on right-of-use assets	440	990
Recognition of deferred income from state and local incentives	(555)	(555)
Loss on change in fair market value for warrant liability	22,128	-
Stock-based compensation recognized	2,662	227
Non-cash interest expense	982	-
Other non-cash items, net	(36)	1,868
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,204	1,265
VAT receivable	(8,754)	8
Inventories	3,419	(17,809)
Other assets	(5,133)	(1,273)
Accounts and contractual payables	320	6,953
Accrued payroll and employee benefits	(1,166)	(654)
Income taxes receivable/payable	(134)	(8)
Accrued warranty	(1,208)	(312)
Lease liability	(577)	(1,686)
Other liabilities	(7,114)	18,443
Accrued pension costs and accrued postretirement benefits	(222)	(214)
Net cash flows used in operating activities	(22,276)	(6,027)
Cash flows from investing activities
Maturity of restricted certificates of deposit	-	3,769
Purchase of property, plant and equipment	(542)	(3,670)
Proceeds from sale of property, plant and equipment and railcars available for lease	373	164
Net cash flows (used in) provided by investing activities	(169)	263
Cash flows from financing activities
Borrowings on revolving line of credit	165	-
Repayments on revolving line of credit	(165)	-
Employee stock settlement	(7)	(9)
Payment for stock appreciation rights exercised	(39)	-
Net cash flows used in financing activities	(46)	(9)
Net decrease in cash and cash equivalents	(22,491)	(5,773)
Cash, cash equivalents and restricted cash equivalents at beginning of period	54,047	66,257
Cash, cash equivalents and restricted cash equivalents at end of period	$31,556	$60,484
Supplemental cash flow information
Interest paid	$1,180	$143
Income tax refunds received, net of payments	$5	$-
Non-cash transactions
Change in unpaid construction in process	$114	$419
Accrued PIK interest paid through issuance of PIK Note	$256	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Shanghai, People’s Republic of China, and Castaños, Coahuila, Mexico (“Castaños”).

During 2019, the Company entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, in exchange for a 50% interest in the operation. Production of railcars at the Castaños facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture. As of March 2021, the Company has moved all of its production to the Castaños facility.

The Company ceased operations at its Roanoke Virginia manufacturing facility (the “Roanoke Facility”) and vacated the facility as of March 31, 2020.  On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the ongoing cyclical industry downturn, which has been magnified by the global pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company ceased production at the Shoals Facility in February 2021. See Note 14–Restructuring and Impairment Charges.

We are closely monitoring the spread and impact of the COVID-19 pandemic and are continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2020 year-end balance sheet data was derived from the audited financial statements as of December 31, 2020. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three months ended
	March 31,
	2021	2020

Railcar sales	$28,929	$1,526
Parts sales	2,328	2,213
Other sales	38	-
Revenues from contracts with customers	31,295	3,739
Leasing revenues	1,075	1,458
Total revenues	$32,370	$5,197

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of March 31, 2021. The Company had contract assets of $445 as of December 31, 2020 which were fully recognized as revenue during the three months ended March 31, 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet were $0 and $6,930 as of March 31, 2021 and December 31, 2020, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of March 31, 2021 with expected duration of greater than one year of $14,850.

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

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Manufacturing	$30,019	$2,940
Corporate and Other	2,351	2,257
Consolidated revenues	$32,370	$5,197

Operating loss:
Manufacturing (1)	$(5,530)	$(11,800)
Corporate and Other	(8,467)	(5,293)
Consolidated operating loss	(13,997)	(17,093)
Consolidated interest expense	(2,502)	(296)
Loss on change in fair market value of warrant liability	(22,128)	-
Consolidated other income	115	224
Consolidated loss before income taxes	$(38,512)	$(17,165)

Depreciation and amortization:
Manufacturing	$1,067	$2,795
Corporate and Other	130	218
Consolidated depreciation and amortization	$1,197	$3,013

Capital expenditures:
Manufacturing	$345	$2,920
Corporate and Other	197	750
Consolidated capital expenditures	$542	$3,670

(1) Results for the three months ended March 31, 2021 and 2020 include restructuring and impairment charges of $6,650 and $880, respectively.

	March 31,	December 31,
	2021	2020
Assets:
Manufacturing	$110,145	$114,669
Corporate and Other	47,765	68,046
Total operating assets	157,910	182,715
Consolidated income taxes receivable	160	27
Consolidated assets	$158,070	$182,742

Geographic Information

	Revenues		Long Lived Assets(a)
	Three Months Ended
	March 31,		March 31,	December 31,
	2021	2020	2021	2020
United States	$32,370	$5,197	$26,772	$48,126
Mexico	-	-	31,247	20,984
Total	$32,370	$5,197	$58,019	$69,110

(a) Long lived assets include property plant and equipment, net, railcars available for lease, and ROU assets.

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,662	$-	$-	$7,662
Restricted certificates of deposit	$182	$-	$-	$182
Liabilities:
Warrant liability	$-	$34,858	$-	$34,858

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,993	$-	$-	$7,993
Restricted certificates of deposit	$182	$-	$-	$182
Liabilities:
Warrant liability	$-	$12,730	$-	$12,730

Non-recurring Fair Value Measurements	During the Year-Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$10,383	$10,383
Right of use assets	$-	$-	$28,960	$28,960
Property, plant and equipment, net	$-	$-	$11,515	$11,515
Railcars available for lease, net	$-	$-	$13,175	$13,175

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at March 31, 2021 and December 31, 2020, is a Level 2 measurement.

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility. In connection with the announcement, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash impairment charges of $8,978 for property, plant and equipment at the Shoals Facility and $17,540 for the right of use asset were recognized during September 2020. Assets held for sale represents property, plant and equipment to be sold or transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment.

During the fourth quarter of 2020, the oil and gas proppants (or “frac sand”) industry continued to experience economic pressure created by low oil prices, reduced fracking activity, and the ongoing economic impact of COVID-19. In particular, small cube covered hopper railcars are primarily used in North America to serve the frac sand industry. The Company believes that the events and circumstances that arose during the fourth quarter of 2020 constituted an impairment triggering event related to the small cube covered hopper car type in its leased railcar portfolio. During the fourth quarter of 2020, the Company recorded a pre-tax non-cash impairment charge of $16,952 related to its small cube covered hopper railcars. Additionally, the Company evaluated the ROU asset associated with its leased railcar portfolio of small cube covered hopper railcars and determined that these assets were impaired based on consideration of an expected decline in future cash flows over the remaining lease term, which resulted in an additional pre-tax non-cash impairment charge of approximately $1,999 during the fourth quarter of 2020.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2021	2020

Restricted cash from customer deposit	$2,029	$3,204
Restricted cash to collateralize standby letters of credit	3,193	3,396
Restricted cash equivalents to collateralize standby letters of credit	3,360	3,855
Restricted cash equivalents - other	181	-
Total restricted cash	$8,763	$10,455

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2021	2020

Work in process	$32,316	$34,355
Parts inventory	4,738	4,476
Total inventories, net	$37,054	$38,831

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $2,558 and $9,836 relating to excess or slow-moving inventory and lower of cost or net realizable value for parts and work in process at March 31, 2021 and December 31, 2020, respectively.

Note 8 – Debt Financing and Revolving Credit Facilities

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

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum. As of March 31, 2021, the interest rate on outstanding debt under the Siena Loan Agreement was 6.26%.

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

As of March 31, 2021, the Company had $7,039 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $1,399. As of December 31, 2020, the Company had $6,874 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9,701. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40,000, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the common stock underlying the Warrant at a special stockholders’ meeting on November 24, 2020. The $40,000 term loan closed and was funded on November 24, 2020. The Company incurred $2,872 in deferred financing costs related to the Term Loan Agreement. The deferred financing costs are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Term Loan Agreement.

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of March 31, 2021, the interest rate on outstanding debt under the Term Loan Credit Agreement was 14.0%.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the

Closing Date of November 24, 2020. As of March 31, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 5,289,542 and 5,307,539 shares, respectively of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

The following schedule shows the change in fair value of the Warrant as of March 31, 2021.

Warrant liability as of December 31, 2020	$12,730
Change in fair value	22,128
Warrant liability as of March 31, 2021	$34,858

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

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan in the amount of $10,000 (the “PPP Loan”). Since the entire PPP Loan was used for payroll, utilities and interest, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, with $7,500 due in 2021 and with $2,500 due in 2022. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years.

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

On April 16, 2019, Freightcar Leasing Borrower also entered into a Security Agreement (the “M&T Security Agreement”) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

On April 16, 2019, FreightCar America Leasing, LLC, a wholly-owned subsidiary of the Company and parent of Freightcar Leasing Borrower (“Freightcar Leasing Guarantor”), entered into (i) a Guaranty Agreement (the “M&T Guaranty Agreement”) pursuant to which Freightcar Leasing Guarantor guarantees the repayment and performance of certain obligations of Freightcar Leasing Borrower and (ii) a Pledge Agreement (the “M&T Pledge Agreement”) pursuant to which Freightcar Leasing Guarantor pledged all of the equity of Freightcar Leasing Borrower held by Freightcar Leasing Guarantor.

The loans under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries other than the assets of Freightcar Leasing Borrower and Freightcar Leasing Guarantor.

The M&T Credit Agreement had a term ending on April 16, 2021 (the “Term End”). Loans outstanding thereunder will bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of March 31, 2021 and December 31, 2020, FreightCar Leasing Borrower had $9,940 and $10,105, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,936 and $6,975, respectively. As of March 31, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.18%.

On August 7, 2020, FreightCar Leasing Borrower received notice (the “First Notice”) from M&T that, based on an appraisal (the “Appraisal”) conducted by a third party at the request of M&T with respect to the railcars in FreightCar Leasing Borrower’s Borrowing Base (as defined in the M&T Credit Agreement) under the M&T Credit Agreement, the unpaid principal balance under the M&T Credit Agreement exceeded the availability under the M&T Credit Agreement as of the date of the Appraisal by $5,081 (the “Payment Demand Amount”). In the First Notice, M&T Bank: (a) asserted that an Event of Default under the M&T Credit Agreement has occurred because FreightCar Leasing Borrower did not pay the Payment Demand Amount to M&T within five days of the asserted change in availability; (b) demanded payment of the amount within five days of the date of the First Notice; and (c) terminated the commitment to advance additional loans under the M&T Credit Agreement.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not be paid by the Term End.

Long-term debt consists of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
M&T Credit Agreement outstanding	$9,940	$10,105
SBA Payroll Protection Program Loan outstanding	10,000	10,000
Siena Loan Agreement outstanding	7,039	6,874
Term Loan Credit Agreement outstanding	40,256	40,000
Total debt	67,235	66,979
Less Term Loan Credit Agreement discount	(8,438)	(8,892)
Less Term Loan Credit Agreement deferred financing costs	(2,671)	(2,814)
Total debt, net of discount and deferred financing costs	56,126	55,273
Less amounts due within one year	(19,315)	(17,605)
Long-term debt, net of current portion	$36,811	$37,668

The fair value of long-term debt approximates its carrying value as of March 31, 2021 and December 31, 2020.

Note 9 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$156	$-	$156

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2020
Pension liability activity:
Reclassification adjustment for amortization of prior service cost (pre-tax other income)	$140	$-	$140

The components of accumulated other comprehensive loss consist of the following:

	March 31,	December 31,
	2021	2020
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(11,607)	$(11,763)

Note 10 – Stock-Based Compensation

Total stock-based compensation was $2,662 and $227 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $1,218 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 26 months. As of March 31, 2021, there was $1,277 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 33 months.

2020 Grants of Stock Appreciation Rights

During 2020, the Company granted 1,139,464 cash settled stock appreciation rights to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as liabilities. The Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. Fair value of vested cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

2021 Grants of Stock Appreciation Rights

During the three months ended March 31, 2021, the Company granted 1,735,500 cash settled stock appreciation rights to certain employees. Each of the 2021 cash settled stock appreciation rights allows the holder to receive, upon exercise, and subject to the vesting restrictions, a distribution in cash equal to the excess of the fair market value of a share of the Company’s stock on the date of exercise over the exercise price. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights is contingent upon the achievement of a thirty-day trailing average fair market value of a share of the Company’s common stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition.

The 2021 cash settled stock appreciation rights are classified as liabilities. Because vesting of the 2021 cash settled stock appreciation rights included a market condition, the grant date fair market value of the 2021 cash settled stock appreciation rights of $1.74 was calculated using a Monte Carlo simulation model. During the three months ended March 31, 2021, the market condition for the 2021 cash settled stock appreciation rights was met. Thereafter the Company measures the fair value of the 2021 cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested, the Company immediately recognizes compensation cost for any changes in fair value of the 2021 cash settled stock appreciation rights until settlement. Fair value of vested 2021 cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for the 2021 cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The estimated fair value of the cash settled stock appreciation rights as of March 31, 2021 was $12,656. Stock-based compensation for cash settled stock appreciation rights was $2,553 and $20 for the three months ended March 31, 2021 and 2020, respectively.

The fair value of unvested cash settled stock appreciation rights as of March 31, 2021 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	5.1 years	71.67%	0.00%	0.93%	$5.45
2020	9/14/2020	5.5 years	70.66%	0.00%	1.00%	$5.30
2020	11/30/2020	5.7 years	70.21%	0.00%	1.03%	$5.11
2021	1/5/2021	5.8 years	69.82%	0.00%	1.05%	$5.19

Note 11 – Employee Benefit Plans

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

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2021 and 2020, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2021	2020
Interest cost	$236	$358
Expected return on plan assets	(584)	(609)
Amortization of unrecognized net loss	156	140
	$(192)	$(111)

The Company made no contributions to the Company’s defined benefit pension plan for the three months ended March 31, 2021 and 2020. The Company expects to make no contributions to its pension plan in 2021.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed.

Note 12 – Contingencies and Legal Settlements

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at the Shoals Facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In April 2021, the Company received a letter from representatives of the Shoals Economic Development Authority (“SEDA”) regarding repayment of local incentives. The Company views this notice as premature, as the Company believes that any repayment obligations have not yet arisen under the terms of the incentive agreements. In the event that any portion of the incentives is required to be paid back, the Company believes the amount is unlikely to exceed the deferred liability balance of $4,167 as of March 31, 2021.

As part of a settlement agreement reached with one of its customers during 2019, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the years ended December 31, 2020 and 2019, the Company paid $1,000 and $3,500, respectively, of the settlement amount and the remaining $3,000 will be paid over a period of 15 months or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has reserved $0.5 million to cover probable and estimable liabilities with respect to these matters.

Note 13 – Loss Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended March 31,
	2021	2020

Weighted average common shares outstanding	14,702,964	12,366,880
Issuance of warrants	5,298,541	-
Weighted-average shares outstanding - basic	20,001,505	12,366,880
Dilutive effect of employee stock options and nonvested share awards	-	-
Weighted average diluted common shares outstanding	20,001,505	12,366,880

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2021 and 2020, 1,383,191 and 1,039,850 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the three months ended March 31, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges related to the plant closure for the three months ended March 31, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños.

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019 and terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges related to the plant closure for the three months ended March 31, 2020 primarily represented impairment charges for property, plant and equipment and costs related to relocating some of the facility’s equipment to other manufacturing locations.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, and are detailed below:

	Three Months Ended
	March 31,
	2021	2020
Impairment and loss on disposal of machinery and equipment	$269	$438
Employee severance and retention	(57)	(4)
Other charges related to facility closure	6,438	446
Total restructuring and impairment costs	$6,650	$880

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of March 31, 2021

Impairment and loss on disposal of machinery and equipment	$-	$-	$269	$-	$-
Employee severance and retention	1,596	-	(57)	(1,075)	464
Other charges related to facility closure	251	6,438	-	(4,897)	1,792
Total restructuring and impairment costs	$1,847	$6,438	$212	$(5,972)	$2,256

	Accrued as of December 31, 2019	Cash Charges	Non-cash charges	Cash payments	Accrued as of March 31, 2020

Loss on disposal of machinery and equipment	$-	$-	$438	$-	$-
Employee severance and retention	647	(4)	-	(612)	31
Other charges related to facility closure	359	567	(120)	(848)	78
Total restructuring and impairment costs	$1,006	$563	$318	$(1,460)	$109

Note 15 – Related Parties

The following persons are owners of Fasemex: Jesus Gil, VP Operations and director of the Company; and Alejandro Gil, sibling of Jesus Gil. Fasemex provides steel fabrication services to the Company and is the lessor for the Company’s leased facility in Castaños. The Company paid $4.7 million to Fasemex during the three months ended March 31, 2021 related to rent payment, security deposit and fabrication services. Additionally, Distribuciones Industrials JAS S.A. de C.V. (“Distribuciones Industrials”) is owned by Alejandro Gil, sibling of Jesus Gil, and Salvador Gil, an immediate family member of Jesus and Alejandro Gil. The Company paid $0.3 million to Distribuciones Industrials related to material and safety supplies during the three months ended March 31, 2021.

Note 16 – Subsequent Event

On May 14, 2021, the Company entered into the Second Amendment to the Term Loan Credit Agreement (“Second Amendment”). Pursuant to the Second Amendment, the Lender advanced additional term loans in the principal amount of $16,000 to the Company (“Second Amendment Loans”).

If any Second Amendment Loans remain outstanding on March 31, 2022, the Company shall immediately issue to the Lenders additional Warrants to purchase 5.0% of the outstanding common stock on a fully-diluted basis at the date of any partial or full exercise of such Warrants at the agreed purchase price of $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, risks relating to the potential financial and operational impacts of the COVID-19 pandemic, the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers, risks relating to our relationship with our unionized employees and their unions and other competitive factors. The factors listed above are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

During 2019, we entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States, to manufacture railcars in Castaños, Coahuila, Mexico (“Castaños”), in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, we acquired Fasemex’s 50% ownership in the joint venture. As of March 2021, we have moved all of our production to the Castaños facility.

We ceased operations at the Roanoke Facility and vacated the facility as of March 31, 2020.  On September 10, 2020, we announced our plan to permanently close the Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the global pandemic. The closure will reduce costs and align our manufacturing capacity with the current rail car market. We ceased production at the Shoals Facility in February 2021.

Total new orders received for railcars for the three months ended March 31, 2021 were 300 units, consisting of 200 new railcars and 100 rebuilt railcars, compared to orders for 300 units, all of which were rebuilt railcars for the three months ended March 31, 2020. Total backlog of unfilled orders was 1,380 units at March 31, 2021, compared to 1,389 railcars as of December 31, 2020. The estimated sales value of the backlog was $137 million and $146 million, respectively, as of March 31, 2021 and December 31, 2020. The increase in the number of orders for new railcars for the three months ended March 31, 2021 compared to the prior year period is a reflection of improvement in the railcar equipment market.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Revenues

Our consolidated revenues for the three months ended March 31, 2021 were $32.4 million compared to $5.2 million for the three months ended March 31, 2020. Manufacturing segment revenues for the three months ended March 31, 2021 were $30.0 million compared to $2.9 million for the corresponding prior year quarter. The $27.1 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered, the impact of which was partially offset by a lower average selling price for railcars in 2021. Railcar deliveries totaled 309 units for the first quarter of 2021, consisting of 160 new railcars and 149 rebuilt railcars, compared to 11 units, all of which were new railcars, in the first quarter of 2020. Corporate and Other revenues were $2.4 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020.

Gross Profit (Loss)

Our consolidated gross profit was $1.8 million for the three months ended March 31, 2021 compared to a gross loss of $8.8 million for the three months ended March 31, 2020. Manufacturing segment gross profit was $1.6 million for the three months ended March 31, 2021 compared to a gross loss of $9.3 million for the three months ended March 31, 2020. The $10.6 million increase in consolidated gross profit and $10.9 million increase Manufacturing segment gross profit reflect a favorable volume variance and a reduction in overhead costs due to the restructuring of our manufacturing footprint.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2021 were $9.2 million compared to $7.4 million for the three months ended March 31, 2020. Consolidated selling, general and administrative expenses for the three months ended March 31, 2021 included increases in stock-based compensation expenses of $2.4 million and legal costs of $0.5 million, which were partially offset by decreases in salaries and wages of $0.9 million and insurance costs of $0.6 million. Manufacturing segment selling, general and administrative expenses were $0.5 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020, and was primarily due to decreases in allocated costs, salaries and wages and the provision for doubtful accounts. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2021 were 1.7% of revenue, compared to 54.2% of revenue for the three months ended March 31, 2020. Corporate and Other selling, general and administrative expenses were $8.6 million for the three months ended March 31, 2021 compared to $5.8 million for the three months ended March 31, 2020. Corporate and Other selling, general and administrative expenses for the three months ended March 31, 2021 included increases in stock-based compensation expenses of $2.4 million, allocated costs of $0.8 million and legal costs of $0.5 million, which were partially offset by decreases in salaries and wages of $0.7 million and insurance costs of $0.6 million.

Restructuring and Impairment Charges

On September 10, 2020, we announced our plan to permanently close our Shoals facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, we reached an agreement with the Shoals facility owner and landlord to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10.1 million was sold or transferred to the Shoals landlord during the three months ended March 31, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges of $6.7 million related to the plant closure for the three months ended March 31, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños as well as shutting down the Shoals facility.

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. We ceased operations at the facility as of November 29, 2019 and terminated our leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $0.9 million related to the plant closure for the three months ended March 31, 2020 primarily represented impairment charges for property, plant and equipment and costs related to relocating some of the facility’s equipment to other manufacturing locations.

Operating Loss

Our consolidated operating loss for the three months ended March 31, 2021 was $14.0 million compared to $17.1 million for the three months ended March 31, 2020. Operating loss for the Manufacturing segment was $5.5 million compared to $11.8 million for the three months ended March 31, 2020, reflecting increases in Manufacturing segment gross profit of $10.9 million and previously described decreases in selling, general and administrative expenses of $1.1 million, which were partially offset by increases in Manufacturing segment restructuring and impairment charges of $5.7 million, compared to the 2020 period. Corporate and Other operating loss was $8.5 million for the three months ended March 31, 2021 compared to $5.3 million for the three months ended March 31, 2020, primarily due to the previously described $2.8 million increase in selling, general and administrative expenses.

Income Taxes

Our income tax benefit was $0.1 million for the three months ended March 31, 2021 and our effective tax rate for the three months ended March 31, 2021 was 0.4%. Our effective tax rate for the three months ended March 31, 2020 was 0.0%.

Net Loss

As a result of the changes and results discussed above, net loss was $38.4 million for the three months ended March 31, 2021 compared to $16.9 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, basic and diluted net loss per share was $1.92 compared to $1.29 for the three months ended March 31, 2020.

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

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan in the amount of $10.0 million through the PPP (the ”PPP Loan”). Since the entire loan was used for payroll, utilities and interest, management anticipates that the majority of the PPP Loan will be forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, with $7.5 million due in 2021 and $2.5 million due in 2022. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years.

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

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum. As of March 31, 2021, the interest rate on outstanding debt under the Siena Loan Agreement was 6.26%.

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

The Siena Loan Agreement contains affirmative and negative covenants, including limitations on future indebtedness, liens and investments. The Siena Loan Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Siena Loan Agreement, each of the Loan Parties granted Siena a continuing lien upon certain assets of the Loan Parties to secure the obligations of the Loan Parties under the Siena Loan Agreement.

As of March 31, 2021, the Company had $7.0 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $1.4 million. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement. The deferred financing costs are presented as an asset and amortized on a straight-line basis to interest expense over the term of the Siena Loan Agreement.

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40.0 million, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the common stock underlying the Warrant at a special stockholders’ meeting on November 24, 2020. The $40.0 million term loan closed and was funded on November 24, 2020. The Company incurred $2.9 million in deferred financing costs related to the Term Loan Agreement. The deferred financing costs are presented as a reduction to the long-term debt balance and amortized to interest expense on a straight-line basis over the term of the Term Loan Agreement.

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of March 31, 2021, the interest rate on outstanding debt under the Term Loan Credit Agreement was 14.0%.

The Term Loan Credit Agreement has both affirmative and negative covenants, including minimum liquidity, limitations on indebtedness, liens and investments. The Term Loan Credit Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Term Loan Credit Agreement and the related loan documents, each of the Loan Parties granted to Agent a continuing lien upon all of such Loan Parties’ assets to secure the obligations of the Loan Parties under the Term Loan Credit Agreement.

On May 14, 2021, the Company entered into the Second Amendment to the Term Loan Credit Agreement (“Second Amendment”). Pursuant to the Second Amendment, the Lender advanced additional term loans in the principal amount of $16.0 million to the Company (“Second Amendment Loans”).

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of March 31, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 5,289,542 and 5,307,539 shares, respectively, of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded as a liability at fair value and is treated as a discount on the associated debt. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

As part of the Second Amendment Loans executed on May 14, 2021, if any amount remains outstanding on March 31, 2022, the Company shall immediately issue to the Lenders additional Warrants to purchase 5.0% of the outstanding common stock on a fully-diluted basis at the date of any partial or full exercise of such Warrants at the agreed purchase price of $0.01 per share.

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

On April 16, 2019 Freightcar Leasing Borrower also entered into a Security Agreement (the “M&T Security Agreement”) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

On April 16, 2019, FreightCar America Leasing, LLC, a wholly-owned subsidiary of the Company and parent of Freightcar Leasing Borrower (“Freightcar Leasing Guarantor”), entered into (i) a Guaranty Agreement (the “M&T Guaranty Agreement”) pursuant to which Freightcar Leasing Guarantor guarantees the repayment and performance of certain obligations of Freightcar Leasing Borrower and (ii) a Pledge Agreement (the “M&T Pledge Agreement”) pursuant to which Freightcar Leasing Guarantor pledged all of the equity of Freightcar Leasing Borrower held by Freightcar Leasing Guarantor.

The loans under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries other than the assets of Freightcar Leasing Borrower and Freightcar Leasing Guarantor.

The M&T Credit Agreement had a term ending on April 16, 2021 (the ”Term End”. Loans outstanding thereunder will bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of March 31, 2021 and December 31, 2020, FreightCar Leasing Borrower had $9.9 million and $10.1 million, respectively, in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $6.9 million and $7.0 million, respectively. As of March 31, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.18%.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not be paid by the Term End.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $8.9 million and $10.6 million as of March 31, 2021 and December 31, 2020, respectively. Restricted deposits of $2.0 million and $3.2 million as of March 31, 2021 and December 31, 2020, respectively relate to a customer deposit for purchase of railcars. Restricted deposits of $6.7 million and $7.4 million as of March 31, 2021 and December 31, 2020 respectively are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of March 31, 2021 are scheduled to expire at various dates through December 10, 2021.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our Term Loan Credit Agreement and the PPP Loan and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(22,276)	$(6,027)
Investing activities	(169)	263
Financing activities	(46)	(9)
Total	$(22,491)	$(5,773)

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

Our net cash used in operating activities for the three months ended March 31, 2021 was $22.3 million compared to net cash used in operating activities of $6.0 million for the three months ended March 31, 2020. Our net cash used in operating activities for the three months ended March 31, 2021 reflects changes in working capital, including increases in VAT receivable of $8.8 million and decreases in customer deposits and deferred revenue of $6.9 million. Our net cash used in operating activities for the three months ended March 31, 2020 reflects our net loss and changes in working capital.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2021 was $0.2 million and included capital expenditures of $0.5 million, related to the construction in progress for our Mexico operations and the $0.4 million proceeds from sale of equipment from our Shoals facility. Net cash provided by investing activities for the three months ended March 31, 2020 was $0.3 million and represented the $3.8 million maturity of restricted certificates of deposit and $0.2 million proceeds from sale of property plant and equipment, which were partially offset by capital expenditures of $3.7 million.

Financing Activities. Net cash used in financing activities for each of the three months ended March 31, 2021 and 2020 was immaterial.

Capital Expenditures

Our capital expenditures were $0.5 million in the three months ended March 31, 2021, compared to $3.7 million in the three months ended March 31, 2020. We anticipate capital expenditures during 2021 to be in the range of $2 million to $3 million, primarily related to the construction of our Mexico facility.

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

(a)Exhibits filed as part of this Form 10-Q:

(b)

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

FREIGHTCAR AMERICA, INC.

Date: May 17, 2021	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ TERENCE R. ROGERS
Terence R. Rogers, Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)
	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).