Form 10-Q
period 2021-06-30
FreightCar America, Inc.
filed 2021-08-16
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 9, 2021, there were 15,724,922 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$20,730	$54,047
Restricted certificates of deposit	—	182
Accounts receivable, net of allowance for doubtful accounts of $880 and $1,235 respectively	8,505	9,421
VAT receivable	21,276	4,462
Inventories, net	48,783	38,831
Assets held for sale	-	10,383
Prepaid expenses	10,547	3,652
Total current assets	109,841	120,978
Property, plant and equipment, net	19,790	19,642
Railcars available for lease, net	20,633	20,933
Right of use asset	17,265	18,152
Other long-term assets	2,529	3,037
Total assets	$170,058	$182,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$34,612	$18,654
Accrued payroll and other employee costs	1,622	2,505
Reserve for workers' compensation	2,389	2,645
Accrued warranty	2,850	5,216
Customer deposits	-	4,351
Deferred income state and local incentives, current	1,465	2,219
Lease liability, current	1,904	11,635
Current portion of long-term debt	20,518	17,605
Other current liabilities	4,169	6,319
Total current liabilities	69,529	71,149
Long-term debt, net of current portion	48,187	37,668
Warrant liability	31,406	12,730
Accrued pension costs	6,350	7,046
Deferred income state and local incentives, long-term	2,148	2,503
Lease liability, long-term	17,594	18,549
Other long-term liabilities	4,282	2,600
Total liabilities	179,496	152,245
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 15,980,742 and 15,861,406 shares issued at June 30, 2021 and December 31, 2020, respectively	160	159
Additional paid in capital	82,682	82,064
Treasury stock, at cost, 446,587 and 327,577 shares at June 30, 2021 and December 31, 2020, respectively	(1,782)	(1,344)
Accumulated other comprehensive loss	(11,451)	(11,763)
Accumulated deficit	(79,047)	(38,619)
Total stockholders' (deficit) equity	(9,438)	30,497
Total liabilities and stockholders’ equity	$170,058	$182,742

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except for share and per share data)
Revenues	$37,354	$17,458	$69,724	$22,655
Cost of sales	33,716	23,602	63,496	37,602
Gross profit (loss)	3,638	(6,144)	6,228	(14,947)
Selling, general and administrative expenses	6,294	6,537	15,445	13,947
Restructuring and impairment charges	(120)	267	6,530	1,147
Operating loss	(2,536)	(12,948)	(15,747)	(30,041)
Interest expense	(3,212)	(167)	(5,714)	(463)
Gain (loss) on change in fair market value of warrant liability	3,452	-	(18,676)	-
Other income	230	134	345	358
Loss before income taxes	(2,066)	(12,981)	(39,792)	(30,146)
Income tax provision (benefit)	504	(1)	636	(3)
Net loss	(2,570)	(12,980)	(40,428)	(30,143)
Less: Net loss attributable to noncontrolling interest in JV	-	(189)	-	(405)
Net loss attributable to FreightCar America	$(2,570)	$(12,791)	$(40,428)	$(29,738)
Net loss per common share attributable to FreightCar America- basic	$(0.13)	$(0.97)	$(2.01)	$(2.26)
Net loss per common share attributable to FreightCar America- diluted	$(0.13)	$(0.97)	$(2.01)	$(2.26)
Weighted average common shares outstanding – basic	20,160,410	12,405,011	20,084,199	12,385,946
Weighted average common shares outstanding – diluted	20,160,410	12,405,011	20,084,199	12,385,946

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Net loss	$(2,570)	$(12,980)	$(40,428)	$(30,143)
Other comprehensive income net of tax:
Pension and postretirement liability adjustments, net of tax	156	140	312	281
Comprehensive loss	$(2,414)	$(12,840)	$(40,116)	$(29,862)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated			Total
			Additional			Other	Retained		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	(Deficit)
Balance, March 31, 2020	13,319,197	$133	$83,374	(152,617)	$(1,124)	$(10,639)	$28,877	$(271)	$100,350
Net loss	-	-	-	-	-	-	(12,791)	(189)	(12,980)
Other comprehensive income	-	-	-	-	-	140	-	-	140
Restricted stock awards	284,975	3	(3)	-	-	-	-	-	-
Employee stock settlement	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	157	(132,394)	(157)	-	-	-	-
Stock-based compensation recognized	-	-	(210)	-	-	-	-	-	(210)
Balance, June 30, 2020	13,604,172	$136	$83,318	(285,011)	$(1,281)	$(10,499)	$16,086	$(460)	$87,300

Balance, March 31, 2021	16,033,481	$161	$82,519	(446,587)	$(1,782)	$(11,607)	$(76,477)	$-	$(7,186)
Net loss	-	-	-	-	-	-	(2,570)	-	(2,570)
Other comprehensive income	-	-	-	-	-	156	-	-	156
Restricted stock awards	35,512	-	-	-	-	-	-	-	-
Employee stock settlement	(260)	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(87,991)	(1)	-	-	-	-	-	-	(1)
Stock-based compensation recognized	-	-	163	-	-	-	-	-	163
Balance, June 30, 2021	15,980,742	$160	$82,682	(446,587)	$(1,782)	$(11,451)	$(79,047)	$-	$(9,438)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated			Total
			Additional			Other	Retained		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	(Deficit)
Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154
Net loss	-	-	-	-	-	-	(29,738)	(405)	(30,143)
Other comprehensive income	-	-	-	-	-	281	-	-	281
Restricted stock awards	872,494	9	(9)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	283	(234,439)	(283)	-	-	-	-
Stock-based compensation recognized	-	-	17	-	-	-	-	-	17
Balance, June 30, 2020	13,604,172	$136	$83,318	(285,011)	$(1,281)	$(10,499)	$16,086	$(460)	$87,300

Balance, December 31, 2020	15,861,406	159	82,064	(327,577)	(1,344)	(11,763)	(38,619)	-	30,497
Net loss	-	-	-	-	-	-	(40,428)	-	(40,428)
Other comprehensive income	-	-	-	-	-	312	-	-	312
Restricted stock awards	213,465	$2	$(2)	-	$—	$—	$—	$-	$—
Employee stock settlement	(1,638)	-	(5)	(2,215)	(7)	-	-	-	(12)
Forfeiture of restricted stock awards	(92,491)	(1)	431	(116,795)	(431)	-	-	-	(1)
Stock-based compensation recognized	-	-	194	-	-	-	-	-	194
Balance, June 30, 2021	15,980,742	$160	$82,682	(446,587)	$(1,782)	$(11,451)	$(79,047)	$-	$(9,438)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities	(in thousands)
Net loss	$(40,428)	$(30,143)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	6,530	352
Depreciation and amortization	2,196	5,884
Non-cash lease expense on right-of-use assets	887	3,065
Recognition of deferred income from state and local incentives	(1,110)	(1,110)
Loss on change in fair market value for warrant liability	18,676	—
Stock-based compensation recognized	2,961	94
Non-cash interest expense	1,981	140
Other non-cash items, net	96	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	916	508
VAT receivable	(16,814)	(306)
Inventories	(8,058)	(22,024)
Other assets	(6,263)	(7,188)
Accounts and contractual payables	6,193	6,456
Accrued payroll and employee benefits	(802)	(941)
Income taxes receivable/payable	(360)	(13)
Accrued warranty	(2,366)	(485)
Lease liability	(1,180)	(5,391)
Customer deposits	—	27,889
Other liabilities	(6,749)	2,548
Accrued pension costs and accrued postretirement benefits	(415)	(131)
Net cash flows used in operating activities	(44,109)	(20,783)
Cash flows from investing activities
Purchase of restricted certificates of deposit	-	(3,855)
Maturity of restricted certificates of deposit	182	3,769
Purchase of property, plant and equipment	(1,433)	(7,009)
Proceeds from sale of property, plant and equipment and railcars available for lease	433	170
Net cash flows used in investing activities	(818)	(6,925)
Cash flows from financing activities
Proceeds from issuance of long-term debt	16,000	10,000
Deferred financing costs	(480)	—
Borrowings on revolving line of credit	7,220	—
Repayments on revolving line of credit	(11,068)	—
Employee stock settlement	(7)	(9)
Payment for stock appreciation rights exercised	(55)	—
Net cash flows provided by financing activities	11,610	9,991
Net decrease in cash and cash equivalents	(33,317)	(17,717)
Cash, cash equivalents and restricted cash equivalents at beginning of period	54,047	66,257
Cash, cash equivalents and restricted cash equivalents at end of period	$20,730	$48,540
Supplemental cash flow information
Interest paid	$2,813	$217
Income tax refunds received, net of payments	$5	$—
Non-cash transactions
Change in unpaid construction in process	$530	$(115)
Accrued PIK interest paid through issuance of PIK Note	$553	$—

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

During 2019, the Company entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States to manufacture railcars in Castaños, in exchange for a 50% interest in the operation. Production of railcars at the Castaños facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture. As of March 2021, the Company moved all of its production to the Castaños facility.

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2020 year-end balance sheet data was derived from the audited financial statements as of December 31, 2020. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Railcar sales	$34,371	$13,746	$63,300	$15,272
Parts sales	2,168	2,297	4,496	4,510
Other sales	—	1	38	1
Revenues from contracts with customers	36,539	16,044	67,834	19,783
Leasing revenues	815	1,414	1,890	2,872
Total revenues	$37,354	$17,458	$69,724	$22,655

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of June 30, 2021. The Company had contract assets of $445 as of December 31, 2020 which were fully recognized as revenue during the three months ended March 31, 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet were $0 and $6,930 as of June 30, 2021 and December 31, 2020, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of June 30, 2021 with expected duration of greater than one year of $14,850.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Manufacturing	$35,158	$15,129	$65,177	$18,069
Corporate and Other	2,196	2,329	4,547	4,586
Consolidated revenues	$37,354	$17,458	$69,724	$22,655

Operating income (loss):
Manufacturing (1)	$1,878	$(8,348)	$(2,866)	$(20,148)
Corporate and Other	(4,414)	(4,600)	(12,881)	(9,893)
Consolidated operating loss	(2,536)	(12,948)	(15,747)	(30,041)
Consolidated interest expense	(3,212)	(167)	(5,714)	(463)
Gain (loss) on change in fair market value of warrant liability	3,452	-	(18,676)	-
Consolidated other income	230	134	345	358
Consolidated loss before income taxes	$(2,066)	$(12,981)	$(39,792)	$(30,146)

Depreciation and amortization:
Manufacturing	$854	$2,688	$1,921	$5,483
Corporate and Other	145	183	275	401
Consolidated depreciation and amortization	$999	$2,871	$2,196	$5,884

Capital expenditures:
Manufacturing	$697	$3,033	$1,042	$5,953
Corporate and Other	194	305	391	1,056
Consolidated capital expenditures	$891	$3,338	$1,433	$7,009

(1) Results for the three months and six months ended June 30, 2021 include restructuring and impairment charges of ($120) and $6,530, respectively. Results for the three months and six months ended June 30, 2020 include restructuring and impairment charges of $267 and $1,147, respectively.

	June 30,	December 31,
	2021	2020
Assets:
Manufacturing	$133,342	$114,669
Corporate and Other	36,344	68,046
Total operating assets	169,686	182,715
Consolidated income taxes receivable	372	27
Consolidated assets	$170,058	$182,742

Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
United States	$37,354	$17,458	$69,724	$22,655	$26,255	$48,126
Mexico	-	-	-	-	31,433	20,984
Total	$37,354	$17,458	$69,724	$22,655	$57,688	$69,110

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

Recurring Fair Value Measurements	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,881	$-	$-	$3,881
Liabilities:
Warrant liability	$-	$31,406	$-	$31,406

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,993	$-	$-	$7,993
Restricted certificates of deposit	$182	$-	$-	$182
Liabilities:
Warrant liability	$-	$12,730	$-	$12,730

Non-recurring Fair Value Measurements	During the Year-Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$10,383	$10,383
Right of use assets	$-	$-	$28,960	$28,960
Property, plant and equipment, net	$-	$-	$11,515	$11,515
Railcars available for lease, net	$-	$-	$13,175	$13,175

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at June 30, 2021 and December 31, 2020, is a Level 2 measurement.

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

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2021	2020
Restricted cash from customer deposit	$281	$3,204
Restricted cash to collateralize standby letters of credit	3,193	3,396
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,855
Restricted cash equivalents - other	181	-
Total restricted cash	$7,197	$10,455

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2021	2020
Work in process	$44,080	$34,355
Parts inventory	4,703	4,476
Total inventories, net	$48,783	$38,831

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $2,333 and $9,836 relating to excess or slow-moving inventory and lower of cost or net realizable value for parts and work in process at June 30, 2021 and December 31, 2020, respectively.

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

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum. As of June 30, 2021, the interest rate on outstanding debt under the Siena Loan Agreement was 6.26%.

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

As of June 30, 2021, the Company had $2,613 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $17. As of December 31, 2020, the Company had $6,874 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9,701. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

On July 30, 2021, the Loan Parties and Siena Lending Group LLC ( the "Revolving Loan Lender") entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety. See Note 16 - Subsequent Events

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40,000, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the common stock underlying the Warrant described below (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the common stock underlying the Warrant at a special stockholders’ meeting on November 24, 2020.  The $40,000 term loan closed and was funded on November 24, 2020. The Company incurred $2,872 in deferred financing costs related to the Term Loan Agreement.  The deferred financing costs are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan Agreement.

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of June 20, 2021, the interest rate on the original advance under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”) entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Amendment” and together with the Term Loan Credit Agreement, the “Term Loan Credit Agreement”) with CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”), pursuant to which the principal amount of the term loan credit facility was increased by $16,000 to a total of $56,000, with such additional $16,000 (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Amendment.  The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Amendment.

The Additional Loan will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of June 30, 2021, the interest rate on the Additional Loan was 14.75%.

Pursuant to the Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “Additional Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5%  of the Company’s outstanding common stock on a fully-diluted basis at the time the Additional Warrant is exercised (after giving effect to such issuance).  The Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

The Amendment contains additional covenants, including, among other things, that the Company i) obtain a term sheet for additional financing of no less than $15,000 by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the Additional Warrants, by no later than August 31, 2021.

On July 30, 2021, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”) entered into an Amendment No. 3 to Credit Agreement. See Note 16 - Subsequent Events.

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of June 30, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 5,305,140 and 5,307,539 shares, respectively of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

The following schedule shows the change in fair value of the Warrant as of June 30, 2021.

Warrant liability as of December 31, 2020	$12,730
Change in fair value	18,676
Warrant liability as of June 30, 2021	$31,406

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

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10,000 (the “PPP Loan”). Since the entire PPP Loan was used for payroll, utilities and interest, management anticipated that the majority of the PPP Loan would be forgiven. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years. On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application. See Note 16 - Subsequent Events

M&T Credit Agreement

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of June 30, 2021 and December 31, 2020, FreightCar Leasing Borrower had $10,518 and $10,105, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,889 and $6,975, respectively. As of June 30, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.18%.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not be paid by the Term End. FreightCar Leasing Borrower has resumed discussions with M&T during the quarter ended June 30, 2021 regarding the Event of Default.

Long-term debt consists of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
M&T Credit Agreement outstanding	$10,518	$10,105
SBA Payroll Protection Program Loan outstanding	10,000	10,000
Siena Loan Agreement outstanding	2,613	6,874
Term Loan Credit Agreement outstanding	56,552	40,000
Total debt	79,683	66,979
Less Term Loan Credit Agreement discount	(7,984)	(8,892)
Less Term Loan Credit Agreement deferred financing costs	(2,994)	(2,814)
Total debt, net of discount and deferred financing costs	68,705	55,273
Less amounts due within one year	(20,518)	(17,605)
Long-term debt, net of current portion	$48,187	$37,668

The fair value of long-term debt approximates its carrying value as of June 30, 2021 and December 31, 2020.

Note 9 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$156	$-	$156

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$140	$-	$140

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$312	$-	$312

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$281	$-	$281

The components of accumulated other comprehensive loss consist of the following:

	June 30,	December 31,
	2021	2020
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(11,451)	$(11,763)

Note 10 – Stock-Based Compensation

Total stock-based compensation was $300 and $(156) for the three months ended June 30, 2021 and 2020, respectively, and $2,961 and $94 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $1,132 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 23 months. As of June 20, 2021, there was $1,287 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 31 months.

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

2021 Grants of Stock Appreciation Rights

During the six months ended June 30, 2021, the Company granted 1,735,500 cash settled stock appreciation rights to certain employees. Each of the 2021 cash settled stock appreciation rights allows the holder to receive, upon exercise, and subject to the vesting restrictions, a distribution in cash equal to the excess of the fair market value of a share of the Company’s stock on the date of exercise over the exercise price. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights is contingent upon the achievement of a thirty-day trailing average fair market value of a share of the Company’s common stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition.

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

The estimated fair value of the cash settled stock appreciation rights as of June 30, 2021 was $10,650. Stock-based compensation for cash settled stock appreciation rights was $127 and $48 for the three months ended June 30, 2021 and 2020, respectively, and $2,679 and $69 for the six months ended June 30, 2021 and 2020, respectively.

The fair value of unvested cash settled stock appreciation rights as of June 30, 2021 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	4.8 years	78.14%	0.00%	0.83%	$4.88
2020	9/14/2020	5.2 years	76.23%	0.00%	0.89%	$4.74
2020	11/30/2020	5.4 years	75.69%	0.00%	0.92%	$4.57
2021	1/5/2021	5.5 years	75.48%	0.00%	0.93%	$4.65

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2021 and 2020, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2021	2020	2021	2020
Interest cost	$236	$358	$472	$716
Expected return on plan assets	(584)	(609)	(1,168)	(1,218)
Amortization of unrecognized net loss	156	140	312	280
	$(192)	$(111)	$(384)	$(222)

The Company made no contributions to the Company’s defined benefit pension plan for the three and six months ended June 30, 2021 and 2020. The Company expects to make no contributions to its pension plan in 2021.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at the Shoals Facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In April 2021, the Company received a letter from representatives of the Shoals Economic Development Authority (“SEDA”) regarding repayment of local incentives. The Company has contested the amounts claimed by SEDA with respect to an initial portion of such local incentives and views this notice as premature as to the remaining portion of such local incentives, as the Company believes that any repayment obligations have not yet arisen with respect thereto under the terms of the incentive agreements. In the event that any portion of the incentives is required to be paid back, the Company believes the amount is unlikely to exceed the deferred liability balance of $3,613 as of June 30, 2021.

As part of a settlement agreement reached with one of its customers during 2019, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the years ended December 31, 2020 and 2019, the Company paid $1,000 and $3,500, respectively, of the settlement amount. During the six months ended June 30, 2021, the Company paid $1,000 of the settlement amount and the remaining $2,000 will be paid over a period of 12 months or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has reserved $0.5 million to cover probable and estimable liabilities with respect to these matters.

Note 13 – Loss Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Weighted average common shares outstanding	14,863,069	12,405,011	14,783,459	12,385,946
Issuance of warrants	5,297,341	-	5,300,740
Weighted average common shares outstanding - basic	20,160,410	12,405,011	20,084,199	12,385,946
Dilutive effect of employee stock options and nonvested share awards	-	-	-	-
Weighted average common shares outstanding - diluted	20,160,410	12,405,011	20,084,199	12,385,946

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2021 and 2020, 1,329,429 and 1,107,304 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2021and 2020, 1,531,864 and 1,076,577 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the six months ended June 30, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges related to the plant closure for the six months ended June 30, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños.

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019 and terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges related to the plant closure for the six months ended June 30, 2020 primarily represented impairment charges for property, plant and equipment and costs related to relocating some of the facility’s equipment to other manufacturing locations.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, and are detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Impairment and loss on disposal of machinery and equipment	$-	$-	$1,591	$438
Employee severance and retention	(24)	1	(5)	(3)
Other charges related to facility closure	(96)	266	4,944	712
Total restructuring and impairment costs	$(120)	$267	$6,530	$1,147

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of June 30, 2021

Impairment and loss on disposal of machinery and equipment	$-	$-	$269	$-	$-
Employee severance and retention	1,596	-	(80)	(1,238)	278
Other charges related to facility closure	251	6,437	(96)	(6,688)	-
Total restructuring and impairment costs	$1,847	$6,437	$93	$(7,926)	$278

	Accrued as of December 31, 2019	Cash Charges	Non-cash charges	Cash payments	Accrued as of June 30, 2020

Loss on disposal of machinery and equipment	$-	$-	$438	$-	$-
Employee severance and retention	647	(4)	-	(636)	7
Other charges related to facility closure	359	798	(86)	(1,097)	60
Total restructuring and impairment costs	$1,006	$794	$352	$(1,733)	$67

Note 15 – Related Parties

The following persons are owners of Fasemex: Jesus Gil, VP Operations and director of the Company; and Alejandro Gil, sibling of Jesus Gil. Fasemex provides steel fabrication services to the Company and is the lessor for the Company’s leased facility in Castaños. The Company paid $13.4 million and $18.1 million to Fasemex during the three and six months ended June 30, 2021, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industrials JAS S.A. de C.V. (“Distribuciones Industrials”) is owned by Alejandro Gil, sibling of Jesus Gil, and Salvador Gil, an immediate family member of Jesus and Alejandro Gil. The Company paid $0.5 million and $0.9 million to Distribuciones Industrials related to material and safety supplies during the three and six months ended June 30, 2021, respectively. Maquinaria y equipo de transporte Jova S.A. de C.V is owned by Jorge Gil, sibling of Jesus and Alejandro Gil. The Company paid $0.3 million and $0.4 million to Maquinaria y equipo de transporte Jova S.A. de C.V related to trucking services during the three and six months ended June 30, 2021, respectively.

The Company paid $0.5 million to the Warrantholder in relation to the Amendment described in Note 8 Debt Financing and Revolving Credit Facilities during the three and six months ended June 30, 2021. The Company paid $1.4 and $2.6 million to the Warrantholder during the three and six months ended June 30, 2021, respectively, for term loan interest.

Note 16 – Subsequent Events

SBA Paycheck Protection Program Loan

On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10,000 balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero as of June 14, 2021. Since loan forgiveness was approved subsequent to June 30, 2021 the $10,000 balance of the PPP Loan is included in the current portion of long-term debt on the Company's condensed consolidated balance sheet as of June 30, 2021. The Company will recognize PPP Loan forgiveness during the third quarter of 2021.

Amendment No. 3 to Term Loan Credit Agreement

On July 30, 2021, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”) entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment” and together with the Credit Agreement, as amended, the “Term Loan Credit Agreement”) with CO Finance LVS VI LLC, as lender and letter of credit provider (the “Lender”), an affiliate of a corporate credit fund, and U.S. Bank National Association, as disbursing agent and collateral agent (the “Agent”), pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of Siena Lending Group LLC (the “Revolving Loan Lender”).

Reimbursement Agreement

Pursuant to the Third Amendment, on July 30, 2021, the Company, the Lender, Alter Domus (US) LLC, as calculation agent, and the Agent entered into a reimbursement agreement (the “Reimbursement Agreement”), pursuant to which, among other things, the Company agreed to reimburse the Agent, for the account of the Lender, in the event of any drawings under the Third Amendment Letter of Credit by the Revolving Loan Lender.

In addition, pursuant to the Reimbursement Agreement, the Company shall make certain other payments as set forth below, so long as the Third Amendment Letter of Credit remains outstanding:

Letter of Credit Fee

The Company shall pay to Agent, for the account of Lender, an annual fee of $500, which shall be due and payable quarterly beginning on August 2, 2021, and every three months thereafter.

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender (or, so long as Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if Lender has timely notified the Company in writing of such designation) a fee (the “Equity Fee”) payable in shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The Equity Fee shall be calculated by dividing $1,000 by the volume weighted average price of the Company’s Common Stock on the Nasdaq Capital Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company can opt to pay the Equity Fee in cash, in the amount of $1,000, if, and only if, (x) the Company has already issued as Equity Fees a number of shares of its Common Stock equal to (I) 5.0% multiplied by (II) the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, and (y) the Company has at least $15,000 of Repayment Liquidity after giving effect to such payment. The term Repayment Liquidity, as defined in the Term Loan Credit Agreement, means (a) all unrestricted and unencumbered cash and cash equivalents of the Loan Parties, plus (b) the undrawn and available portion of the commitments under that certain Amended and Restated Loan and Security Agreement by and among the Loan Parties and the Revolving Loan Lender (as described below), minus (c) all accounts payable of the Loan Parties that are more than 30 days past due.

The Equity Fee shall no longer be paid once the Company has issued to Lender and/or OC III LVS XII LP Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock (the “Maximum Equity”).

The issuance of each Equity Fee under the Reimbursement Agreement will be made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act for offers and sales of securities that do not involve a “public offering.”

Cash Fee

The Company shall pay to the Agent, for the account of the Lender (or, so long as the Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if the Lender has timely notified the Company in writing of such designation) a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter.

Siena Loan and Security Agreement

As previously reported, on October 8, 2020, the Loan Parties entered into a Loan and Security Agreement (the “Siena Loan Agreement”) with the Revolving Loan Lender. Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million (the “Maximum Revolving Facility Amount”), consisting of revolving loans (the “Revolving Loans”).

In connection with the Third Amendment, on July 30, 2021, the Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

Pursuant to the Amended and Restated Loan and Security Agreement, the Maximum Revolving Facility Amount was increased to $25.0 million, provided, however, that the outstanding balance of all Revolving Loans may not exceed the lesser of (A) the Maximum Revolving Facility Amount minus the Availability Block and (B) an amount equal to the issued and undrawn portion of the Third Amendment Letter of Credit (as defined above) minus the Availability Block. The term “Availability Block”, as defined in the Amended and Restated Loan and Security Agreement, means 3.0% of the issued and undrawn amount under the Third Amendment Letter of Credit.

Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement).

Note 17 – Revision of Prior Period Financial Statements

In preparing its financial statements for the three months ended June 30, 2021, the Company discovered certain errors related to accounting for inventory transactions for the three months ended March 31, 2021.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and determined that they were immaterial to the reporting period affected and, therefore, an amendment to the previously filed report was not required. However, if the adjustments to correct the cumulative errors had been recorded in the second quarter of 2021, the Company believes the impact would have been significant to the period and would impact comparisons to prior periods. As permitted by SAB 108, the Company revised its comparative consolidated financial statements for these immaterial amounts and has included the revised comparative consolidated financial statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2021

	As Reported	Adjustments	As Revised

Revenues	$32,370		$32,370
Cost of sales	30,566	(786)	29,780
Gross profit (loss)	1,804	786	2,590
Selling, general and administrative expenses	9,151		9,151
Restructuring and impairment charges	6,650		6,650
Operating loss	(13,997)	786	(13,211)
Interest expense	(2,502)		(2,502)
Gain (loss) on change in fair market value of warrant liability	(22,128)		(22,128)
Other income	115		115
Loss before income taxes	(38,512)	786	(37,726)
Income tax (benefit) provision	(133)	265	132
Net loss	(38,379)	521	(37,858)
Less: Net loss attributable to noncontrolling interest in JV	-	-	-
Net loss attributable to FreightCar America	$(38,379)	$521	$(37,858)
Net loss per common share attributable to FreightCar America- basic	$(1.92)	$0.03	$(1.89)
Net loss per common share attributable to FreightCar America- diluted	$(1.92)	$0.03	$(1.89)
Weighted average common shares outstanding – basic	20,001,505		20,001,505
Weighted average common shares outstanding – diluted	20,001,505		20,001,505

	As of March 31, 2021

	As Reported	Adjustments	As Revised

Inventories, net	$37,054	$(1,405)	$35,649
Prepaid expenses	8,998	1,926	10,924
Total current assets	97,223	521	97,744
Total assets	158,070	521	158,591
Accumulated deficit	(76,998)	521	(76,477)
Total stockholders' equity deficit	(7,707)	521	(7,186)
Total liabilities and stockholders' equity	158,070	521	158,591

	Three Months Ended
	March 31, 2021

	As Reported	Adjustments	As Revised

Cash flows from operating activities:
Net Loss	(38,379)	521	(37,858)
Inventories	3,419	1,405	4,824
Other assets	(5,133)	(2,191)	(7,324)
Income taxes receivable/payable	(134)	265	131
Net cash used in operating activities	(22,276)	—	(22,276)

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

During 2019, we entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States, to manufacture railcars in Castaños, Coahuila, Mexico (“Castaños”), in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, we acquired Fasemex’s 50% ownership in the joint venture. As of March 2021, we moved all of our production to the Castaños facility.

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

Total new orders received for railcars for the six months ended June 30, 2021 were 1,433 units, consisting of 800 new railcars and 633 rebuilt railcars, compared to orders for 300 units, all of which were rebuilt railcars for the six months ended June 30, 2020. Total backlog of unfilled orders was 2,200 units at June 30, 2021, compared to 1,389 railcars as of December 31, 2020. The estimated sales value of the backlog was $224 million and $146 million, respectively, as of June 30, 2021 and December 31, 2020. The increase in the number of orders for new railcars for the six months ended June 30, 2021 compared to the prior year period is a reflection of improvement in the railcar equipment market.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenues

Our consolidated revenues for the three months ended June 30, 2021 were $37.4 million compared to $17.5 million for the three months ended June 30, 2020. Manufacturing segment revenues for the three months ended June 30, 2021 were $35.2 million compared to $15.1 million for the corresponding prior year quarter. The $20.0 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered, the impact of which was partially offset by a lower average selling price for railcars in 2021. Railcar deliveries totaled 313 units for the second quarter of 2021,all of which were new railcars, compared to 100 units, all of which were new railcars, in the second quarter of 2020. Corporate and Other revenues were $2.2 million for the three months ended June 30, 2021 compared to $2.3 million for the three months ended June 30, 2020.

Gross Profit (Loss)

Our consolidated gross profit was $3.6 million for the three months ended June 30, 2021 compared to a gross loss of $6.1 million for the three months ended June 30, 2020. Manufacturing segment gross profit was $2.8 million for the three months ended June 30, 2021 compared to a gross loss of $6.4 million for the three months ended June 30, 2020. The $9.8 million increase in consolidated gross profit and $9.2 million increase in Manufacturing segment gross profit reflect a favorable volume variance and a reduction in overhead costs due to the restructuring of our manufacturing footprint.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2021 were $6.3 million compared to $6.5 million for the three months ended June 30, 2020. Consolidated selling, general and administrative expenses for the three months ended June 30, 2021 included decreases in incentive compensation of $0.5 million, bad debt expense of $0.3 million and research and development costs of $0.2 million which were partially offset by increases in stock compensation of $0.5 million. Manufacturing segment selling, general and administrative expenses were $0.9 million for the three months ended June 30, 2021, compared to $1.7 million for the three months ended June 30, 2020, and the change was primarily due to decreases in allocated costs. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2021 were 2.7% of revenue, compared to 11.3% of revenue for the three months ended June 30, 2020. Corporate and Other selling, general and administrative expenses were $5.4 million for the three months ended June 30, 2021 compared to $4.8 million for the three months ended June 30, 2020. Corporate and Other selling, general and administrative expenses for the three months ended June 30, 2021 included increases in allocated costs of $1.0 million and stock-based compensation expenses of $0.5 million, which were partially offset by decreases in incentive compensation of $0.5 million and decreases in research and development costs and bad debt expense.

Restructuring and Impairment Charges

Restructuring and impairment charges were not material for the three months ended June 30, 2021 or 2020.

Operating Loss

Our consolidated operating loss for the three months ended June 30, 2021 was $2.5 million compared to $12.9 million for the three months ended June 30, 2020. Operating income for the Manufacturing segment was $1.9 million for the three months ended June 30, 2021 compared to an operating loss of $8.3 million for the three months ended June 30, 2020, reflecting increases in Manufacturing segment gross profit of $9.2 million and previously described decreases in selling, general and administrative expenses of $0.8 million compared to the 2020 period. Corporate and Other operating loss was $4.4 million for the three months ended June 30, 2021 compared to $4.6 million for the three months ended June 30, 2020,

Income Taxes

Our income tax provision was $0.5 million for the three months ended June 30, 2021 and our effective tax rate was (24.4)%. Our effective tax rate for the three months ended June 30, 2020 was 0.0%.

Net Loss

As a result of the changes and results discussed above, net loss was $2.6 million for the three months ended June 30, 2021 compared to $12.8 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, basic and diluted net loss per share was $0.13 compared to $0.97 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenues

Our consolidated revenues for the six months ended June 30, 2021 were $69.7 million compared to $22.7 million for the six months ended June 30, 2020. Manufacturing segment revenues for the six months ended June 30, 2021 were $65.2 million compared to $18.1 million for the six months ended June 30, 2020. The $47.1 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered, the impact of which was partially offset by a lower average selling price for railcars in 2021. Railcar deliveries totaled 622 units for the first half of 2021, consisting of 473 new railcars and 149 rebuilt railcars, compared to 111 units, all of which were new railcars, in the first half of 2020. Corporate and Other revenues were $4.5 million for the six months ended June 30, 2021 compared to $4.6 million for the six months ended June 30, 2020.

Gross Profit (Loss)

Our consolidated gross profit was $6.2 million for the six months ended June 30, 2021 compared to a gross loss of $14.9 million for the six months ended June 30, 2020. Manufacturing segment gross profit was $5.1 million for the six months ended June 30, 2021 compared to a gross loss of $15.7 million for the six months ended June 30, 2020. The $21.2 million increase in consolidated gross profit and $20.8 million increase in Manufacturing segment gross profit reflect a favorable volume variance and a reduction in overhead costs due to the restructuring of our manufacturing footprint.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2021 were $15.4 million compared to $13.9 million for the six months ended June 30, 2020. Consolidated selling, general and administrative expenses for the six months ended June 30, 2021 included increases in stock-based compensation expenses of $2.9 million and legal costs of $0.5 million, which were partially offset by decreases in salaries and wages of $0.8 million, medical insurance costs of $0.5 million and bad debt expense of $0.5 million. Manufacturing segment selling, general and administrative expenses were $1.5 million for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020, and the decrease was primarily due to decreases in allocated costs, salaries and wages and the provision for doubtful accounts. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2021 were 2.2% of revenue, compared to 18.2% of revenue for the six months ended June 30, 2020. Corporate and Other selling, general and administrative expenses were $14.0 million for the six months ended June 30, 2021 compared to $10.7 million for the six months ended June 30, 2020. Corporate and Other selling, general and administrative expenses for the six months ended June 30, 2021 included increases in stock-based compensation expenses of $2.9 million, allocated costs of $1.9 million and legal costs of $0.5 million, which were partially offset by decreases in salaries and wages of $0.5 million and medical insurance costs of $0.5 million.

Restructuring and Impairment Charges

On September 10, 2020, we announced our plan to permanently close our Shoals facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, we reached an agreement with the Shoals facility owner and landlord to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10.1 million was sold or transferred to the Shoals landlord during the six months ended June 30, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges of $6.5 million related to the plant closure for the six months ended June 30, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños as well as shutting down the Shoals facility.

On July 22, 2019, we announced our intention to close our Roanoke, Virginia manufacturing facility as part of our “Back to Basics” strategy. We ceased operations at the facility as of November 29, 2019 and terminated our leases for the facility effective as of March 31, 2020. Restructuring and impairment charges of $1.1 million related to the plant closure for the six months ended June 30, 2020 primarily represented impairment charges for property, plant and equipment and costs related to relocating some of the facility’s equipment to other manufacturing locations.

Operating Loss

Our consolidated operating loss for the six months ended June 30, 2021 was $15.7 million compared to $30.0 million for the six months ended June 30, 2020 . Operating loss for the Manufacturing segment was $2.9 million compared to $20.1 million for the six months ended June 30, 2020, reflecting increases in Manufacturing segment gross profit of $20.8 million and previously described decreases in selling, general and administrative expenses of $1.8 million, which were partially offset by increases in Manufacturing segment restructuring and impairment charges of $5.4 million, compared to the 2020 period. Corporate and Other operating loss was $12.9 million for the six months ended June 30, 2021 compared to $9.9 million for the six months ended June 30, 2020, primarily due to the previously described $3.3 million increase in selling, general and administrative expenses.

Income Taxes

Our income tax provision was $0.6 million for the six months ended June 30, 2021 and our effective tax rate was (1.6)% for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2020 was 0.0%.

Net Loss

As a result of the changes and results discussed above, net loss was $40.4 million for the six months ended June 30, 2021 compared to $29.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, basic and diluted net loss per share was $2.01 compared to $2.26 for the six months ended June 30, 2020.

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

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10.0 million through the PPP (the "PPP Loan”). Since the entire loan was used for payroll, utilities and interest, management anticipated that the majority of the PPP Loan would be forgiven. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years.

On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10.0 million balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero as of June 14, 2021. Since loan forgiveness was approved subsequent to June 30, 2021 the $10.0 million balance of the PPP Loan is included in the current portion of long-term debt on the

Company's condensed consolidated balance sheet as of June 30, 2021. The Company will recognize PPP Loan forgiveness during the third quarter of 2021

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

The Siena Loan Agreement has a term ending on October 8, 2023. Revolving loans outstanding thereunder bear interest, subject to the provisions of the Siena Loan Agreement, at the Base Rate (as defined in the Siena Loan Agreement) plus 3.00% per annum. As of June 30, 2021, the interest rate on outstanding debt under the Siena Loan Agreement was 6.26%.

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

As of June 30, 2021, the Company had $2.6 million in outstanding debt under the Siena Loan Agreement and less than $0.1 million in remaining borrowing availability. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement. The deferred financing costs are presented as an asset and amortized on a straight-line basis to interest expense over the term of the Siena Loan Agreement.

On July 30, 2021, the Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

Pursuant to the Amended and Restated Loan and Security Agreement, the Maximum Revolving Facility Amount was increased to $25.0 million, provided, however, that the outstanding balance of all Revolving Loans may not exceed the lesser of (A) the Maximum Revolving Facility Amount minus the Availability Block and (B) an amount equal to the issued and undrawn portion of the Third Amendment Letter of Credit (as defined above) minus the Availability Block. The term “Availability Block”, as defined in the Amended and Restated Loan and Security Agreement, means 3.0% of the issued and undrawn amount under the Third Amendment Letter of Credit.

Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement).

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of June 30, 2021, the interest rate on outstanding debt under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”) entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Amendment” and together with the Term Loan Credit Agreement, the “Term Loan Credit Agreement”) with CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”), pursuant to which the principal amount of the term loan credit facility was increased by $16.0 million to a total of $56.0 million, with such additional $16.0 million (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Amendment.  The Additional Loan closed and was funded on May 17, 2021. The Company incurred $0.5 million in deferred financing costs related to the Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Amendment.

The Additional Loan will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of June 30, 2021, the interest rate on the Additional Loan was 14.75%.

Pursuant to the Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “Additional Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5%  of the Company’s outstanding common stock on a fully-diluted basis at the time the Additional Warrant is exercised (after giving effect to such issuance).  The Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

The Amendment contains additional covenants, including, among other things, that the Company i) obtain a term sheet for additional financing of no less than $15.0 million by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the Additional Warrants, by no later than August 31, 2021.

On July 30, 2021, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”) entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment” and together with the Credit Agreement, as amended, the “Term Loan Credit Agreement”) with CO Finance LVS VI LLC, as lender and letter of credit provider (the “Lender”), an affiliate of a corporate credit fund, and U.S. Bank National Association, as disbursing agent and collateral agent (the “Agent”), pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25.0 million for the account of the Company and for the benefit of Siena Lending Group LLC (the “Revolving Loan Lender”).

Pursuant to the Third Amendment, on July 30, 2021, the Company, the Lender, Alter Domus (US) LLC, as calculation agent, and the Agent entered into a reimbursement agreement (the “Reimbursement Agreement”), pursuant to which, among other things, the Company agreed to reimburse the Agent, for the account of the Lender, in the event of any drawings under the Third Amendment Letter of Credit by the Revolving Loan Lender.

In addition, pursuant to the Reimbursement Agreement, the Company shall make certain other payments as set forth below, so long as the Third Amendment Letter of Credit remains outstanding:

Letter of Credit Fee

The Company shall pay to Agent, for the account of Lender, an annual fee of $500,000, which shall be due and payable quarterly beginning on August 2, 2021, and every three months thereafter.

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender (or, so long as Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if Lender has timely notified the Company in writing of such designation) a fee (the “Equity Fee”) payable in shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The Equity Fee shall be calculated by dividing $1.0 million by the volume weighted average price of the Company’s Common Stock on the Nasdaq Capital Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company can opt to pay the Equity Fee in cash, in the amount of $1,000,000, if, and only if, (x) the Company has already issued as Equity Fees a number of shares of its Common Stock equal to (I) 5.0% multiplied by (II) the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, and (y) the Company has at least $15,000,000 of Repayment Liquidity after giving effect to such payment. The term Repayment Liquidity, as defined in the Term Loan Credit Agreement, means (a) all unrestricted and unencumbered cash and cash equivalents of the Loan Parties, plus (b) the undrawn and available portion of the commitments under that certain Amended and Restated Loan and Security Agreement by and among the Loan Parties and the Revolving Loan Lender (as described below), minus (c) all accounts payable of the Loan Parties that are more than 30 days past due.

The Equity Fee shall no longer be paid once the Company has issued to Lender and/or OC III LVS XII LP Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock (the “Maximum Equity”).

The issuance of each Equity Fee under the Reimbursement Agreement will be made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act for offers and sales of securities that do not involve a “public offering.”

Cash Fee

The Company shall pay to the Agent, for the account of the Lender (or, so long as the Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if the Lender has timely notified the Company in writing of such designation) a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1,000,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter.

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of June 30, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 5,305,140 and 5,307,539 shares, respectively, of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded as a liability at fair value and is treated as a discount on the associated debt. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of June 30, 2021 and December 31, 2020, FreightCar Leasing Borrower had $10.5 million and $10.1 million, respectively, in outstanding debt under the M&T Credit Agreement which was collateralized by leased railcars with a carrying value of $6.9 million and $7.0 million, respectively. As of June 30, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.18%.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not be paid by the Term End. FreightCar Leasing Borrower has resumed discussions with M&T during the quarter ended June 30, 2021 regarding the Event of Default.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $7.2 million and $10.6 million as of June 30, 2021 and December 31, 2020, respectively. Restricted deposits of $0.3 million and $3.2 million as of June 30, 2021 and December 31, 2020, respectively relate to a customer deposit for purchase of railcars. Restricted deposits of $6.7 million and $7.4 million as of June 30, 2021 and December 31, 2020 respectively are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of June 30, 2021 are scheduled to expire at various dates through December 10, 2021.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(44,109)	$(20,783)
Investing activities	(818)	(6,925)
Financing activities	11,610	9,991
Total	$(33,317)	$(17,717)

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

Our net cash used in operating activities for the six months ended June 30, 2021 was $44.1 million compared to net cash used in operating activities of $20.8 million for the six months ended June 30, 2020. Our net cash used in operating activities for the six months ended June 30, 2021 reflects changes in working capital, including increases in VAT receivable of $16.8 million and inventory of $8.1 million to meet current production needs for the start-up of several new railcar orders and decreases in customer deposits and deferred revenue of $6.9 million. Our net cash used in operating activities for the six months ended June 30, 2020 reflects our net loss and changes in working capital, including increases in inventory of $27.1 million which were offset by  increases in customer deposits of $27.9 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 was $0.8 million and included capital expenditures of $1.4 million, related to the construction in progress for our Mexico operations and the $0.4 million proceeds from sale of equipment from our Shoals facility. Net cash used in investing activities for the six months ended June 30, 2020 was $6.9 million, consisting primarily of capital expenditures of $7.0 million, largely related to the construction in progress for our Mexico operations.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $11.6 million and included proceeds from issuance of long-term debt of $16.0 million which were partially offset by net repayments on revolving line of credit of $3.8 million. Net cash provided by financing activities was $10.0 million for the six months ended June 30 2020 and consisted of PPP loan proceeds.

Capital Expenditures

Our capital expenditures were $1.4 million in the six months ended June 30, 2021, compared to $7.0 million in the six months ended June 30, 2020. We anticipate capital expenditures during 2021 to be in the range of $2 million to $3 million, primarily related to the construction of our Mexico facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1	Amendment No. 2 to the Term Loan Credit Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 16, 2021	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ TERENCE R. ROGERS
Terence R. Rogers, Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)
	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)