Form 10-Q
period 2021-09-30
FreightCar America, Inc.
filed 2021-11-15
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 3, 2021, there were 15,947,228 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$27,486	$54,047
Restricted certificates of deposit	-	182
Accounts receivable, net of allowance for doubtful accounts of $973 and $1,235 respectively	7,733	9,421
VAT receivable	30,084	4,462
Inventories, net	44,635	38,831
Assets held for sale	-	10,383
Related party asset	8,357	-
Prepaid expenses	6,297	3,652
Total current assets	124,592	120,978
Property, plant and equipment, net	18,927	19,642
Railcars available for lease, net	20,476	20,933
Right of use asset	16,979	18,152
Other long-term assets	3,131	3,037
Total assets	$184,105	$182,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$28,335	$17,840
Related party accounts payable	8,554	814
Accrued payroll and other employee costs	2,123	2,505
Reserve for workers' compensation	2,386	2,645
Accrued warranty	2,597	5,216
Customer deposits	455	4,351
Deferred income state and local incentives, current	1,087	2,219
Lease liability, current	1,929	11,635
Current portion of long-term debt	10,161	17,605
Other current liabilities	5,072	6,319
Total current liabilities	62,699	71,149
Long-term debt, net of current portion	70,720	37,668
Warrant liability	31,699	12,730
Accrued pension costs	6,002	7,046
Deferred income state and local incentives, long-term	1,970	2,503
Lease liability, long-term	17,108	18,549
Other long-term liabilities	3,827	2,600
Total liabilities	194,025	152,245
Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 15,939,444 and 15,861,406 shares issued at September 30, 2021 and December 31, 2020, respectively	159	159
Additional paid in capital	83,304	82,064
Treasury stock, at cost, 214,522 and 327,577 shares at September 30, 2021 and December 31, 2020, respectively	(856)	(1,344)
Accumulated other comprehensive loss	(11,296)	(11,763)
Accumulated deficit	(81,231)	(38,619)
Total stockholders' (deficit) equity	(9,920)	30,497
Total liabilities and stockholders’ equity	$184,105	$182,742

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except for share and per share data)
Revenues	$58,307	$25,202	$128,031	$47,857
Cost of sales	56,769	29,281	123,180	66,883
Gross profit (loss)	1,538	(4,079)	4,851	(19,026)
Selling, general and administrative expenses	5,701	7,158	21,146	21,105
Restructuring and impairment charges	-	30,103	6,530	31,250
Operating loss	(4,163)	(41,340)	(22,825)	(71,381)
Interest expense	(3,562)	(208)	(9,276)	(671)
Loss on change in fair market value of warrant liability	(293)	-	(18,969)	-
Gain on extinguishment of debt	10,129	-	10,129	-
Other income	145	160	490	518
Income (loss) before income taxes	2,256	(41,388)	(40,451)	(71,534)
Income tax provision (benefit)	1,525	(75)	2,161	(78)
Net income (loss)	731	(41,313)	(42,612)	(71,456)
Less: Net loss attributable to noncontrolling interest in JV	-	(991)	-	(1,396)
Net income (loss) attributable to FreightCar America	$731	$(40,322)	$(42,612)	$(70,060)
Net income (loss) per common share attributable to FreightCar America- basic	$0.03	$(3.03)	$(2.11)	$(5.30)
Net income (loss) per common share attributable to FreightCar America- diluted	$0.03	$(3.03)	$(2.11)	$(5.30)
Weighted average common shares outstanding – basic	20,485,438	12,426,872	20,225,671	12,399,687
Weighted average common shares outstanding – diluted	22,111,824	12,426,872	20,225,671	12,399,687

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Net income (loss)	$731	$(41,313)	$(42,612)	$(71,456)
Other comprehensive income net of tax:
Pension and postretirement liability adjustments, net of tax	155	140	467	421
Comprehensive income (loss)	$886	$(41,173)	$(42,145)	$(71,035)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated			Total
			Additional			Other	Retained		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	(Deficit)
Balance, June 30, 2020	13,604,172	$136	$83,318	(285,011)	$(1,281)	$(10,499)	$16,086	$(460)	$87,300
Net loss	-	-	-	-	-	-	(40,322)	(991)	(41,313)
Other comprehensive income	-	-	-	-	-	140	-	-	140
Forfeiture of restricted stock awards	-	-	60	(41,316)	(60)	-	-	-	-
Stock-based compensation recognized	-	-	279	-	-	-	-	-	279
Balance, September, 2020	13,604,172	$136	$83,657	(326,327)	$(1,341)	$(10,359)	$(24,236)	$(1,451)	$46,406

Balance, June 30, 2021	15,980,742	$160	$82,682	(446,587)	$(1,782)	$(11,451)	$(81,962)	$-	$(12,353)
Net loss	-	-	-	-	-	-	731	-	731
Other comprehensive income	-	-	-	-	-	155	-	-	155
Forfeiture of restricted stock awards	(51,535)	(1)	1	-	-	-	-	-	-
Exercise of stock appreciation rights	10,237	-	54	-	-	-	-	-	54
Stock-based compensation recognized	-	-	243	-	-	-	-	-	243
Equity fees	-	-	324	232,065	926	-	-	-	1,250
Balance, September 30, 2021	15,939,444	$159	$83,304	(214,522)	$(856)	$(11,296)	$(81,231)	$-	$(9,920)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated			Total
			Additional			Other	Retained		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	(Deficit)
Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154
Net loss	-	-	-	-	-	-	(70,060)	(1,396)	(71,456)
Other comprehensive income	-	-	-	-	-	421	-	-	421
Restricted stock awards	872,494	9	(9)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	343	(275,755)	(343)	-	-	-	-
Stock-based compensation recognized	-	-	296	-	-	-	-	-	296
Balance, September 30, 2020	13,604,172	$136	$83,657	(326,327)	$(1,341)	$(10,359)	$(24,236)	$(1,451)	$46,406

Balance, December 31, 2020	15,861,406	159	82,064	(327,577)	(1,344)	(11,763)	(38,619)	-	30,497
Net loss	-	-	-	-	-	-	(42,612)	-	(42,612)
Other comprehensive income	-	-	-	-	-	467	-	-	467
Restricted stock awards	213,465	2	(2)	-	-	-	-	-	-
Employee stock settlement	(1,638)	-	(5)	(2,215)	(7)	-	-	-	(12)
Forfeiture of restricted stock awards	(144,026)	(2)	432	(116,795)	(431)	-	-	-	(1)
Exercise of stock appreciation rights	10,237	-	54	-	-	-	-	-	54
Stock-based compensation recognized	-	-	437	-	-	-	-	-	437
Equity fees	-	-	324	232,065	926	-	-	-	1,250
Balance, September 30, 2021	15,939,444	$159	$83,304	(214,522)	$(856)	$(11,296)	$(81,231)	$-	$(9,920)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities	(in thousands)
Net loss	$(42,612)	$(71,456)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	6,530	26,868
Depreciation and amortization	3,304	7,954
Non-cash lease expense on right-of-use assets	1,173	4,910
Recognition of deferred income from state and local incentives	(1,665)	(1,665)
Loss on change in fair market value for warrant liability	18,969	-
Stock-based compensation recognized	2,829	578
Non-cash interest expense	3,782	210
Gain on extinguishment of debt	(10,129)	-
Other non-cash items, net	314	67
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,688	(2,059)
VAT receivable	(25,622)	(1,243)
Inventories	(4,276)	(35,094)
Other assets	(1,682)	2,340
Related party asset, net	(617)	223
Accounts and contractual payables	1,502	8,839
Accrued payroll and employee benefits	(302)	3,011
Income taxes receivable/payable	1,111	909
Accrued warranty	(2,619)	(880)
Lease liability	(1,641)	(9,110)
Customer deposits	(3,896)	24,652
Other liabilities	(2,492)	2,207
Accrued pension costs and accrued postretirement benefits	(607)	(242)
Net cash flows used in operating activities	(56,958)	(38,981)
Cash flows from investing activities
Purchase of restricted certificates of deposit	-	(4,037)
Maturity of restricted certificates of deposit	182	7,624
Purchase of property, plant and equipment	(1,983)	(8,267)
Proceeds from sale of property, plant and equipment and railcars available for lease	433	170
Net cash flows used in investing activities	(1,368)	(4,510)
Cash flows from financing activities
Proceeds from issuance of long-term debt	16,000	10,000
Deferred financing costs	(1,517)	-
Borrowings on revolving line of credit	38,571	-
Repayments on revolving line of credit	(21,225)	-
Employee stock settlement	(7)	(9)
Payment for stock appreciation rights exercised	(57)	-
Net cash flows provided by financing activities	31,765	9,991
Net decrease in cash and cash equivalents	(26,561)	(33,500)
Cash, cash equivalents and restricted cash equivalents at beginning of period	54,047	66,257
Cash, cash equivalents and restricted cash equivalents at end of period	$27,486	$32,757
Supplemental cash flow information
Interest paid	$4,575	$280
Income tax refunds received, net of payments	$5	$481
Non-cash transactions
Change in unpaid construction in process	$68	$(169)
Accrued PIK interest paid through issuance of PIK Note	$915	$-

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

The Company is closely monitoring the spread and impact of the COVID-19 pandemic and is continually assessing its potential effects on the Company's business and its financial performance as well as the businesses of its customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and it cannot reasonably estimate the financial impact the COVID-19 outbreak will have on the Company's results and significant estimates going forward.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2020 year-end balance sheet data was derived from the audited financial statements as of December 31, 2020. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Railcar sales	$55,043	$21,400	$118,343	$36,672
Parts sales	2,381	2,567	6,877	7,077
Other sales	75	-	113	1
Revenues from contracts with customers	57,499	23,967	125,333	43,750
Leasing revenues	808	1,235	2,698	4,107
Total revenues	$58,307	$25,202	$128,031	$47,857

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of September 30, 2021. The Company had contract assets of $445 as of December 31, 2020 which were fully recognized as revenue during the three months ended March 31, 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet were $455 and $6,930 as of September 30, 2021 and December 31, 2020, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had no remaining unsatisfied performance obligations as of September 30, 2021 with expected duration of greater than one year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Manufacturing	$55,898	$22,589	$121,076	$40,658
Corporate and Other	2,409	2,613	6,955	7,199
Consolidated revenues	$58,307	$25,202	$128,031	$47,857

Operating income (loss):
Manufacturing (1)	$163	$(36,786)	$(5,618)	$(56,934)
Corporate and Other	(4,326)	(4,554)	(17,207)	(14,447)
Consolidated operating loss	(4,163)	(41,340)	(22,825)	(71,381)
Consolidated interest expense	(3,562)	(208)	(9,276)	(671)
Gain (loss) on change in fair market value of warrant liability	(293)	-	(18,969)	-
Gain on extinguishment of debt	10,129	-	10,129	-
Consolidated other income	145	160	490	518
Consolidated loss before income taxes	$2,256	$(41,388)	$(40,451)	$(71,534)

Depreciation and amortization:
Manufacturing	$886	$1,915	$2,807	$7,398
Corporate and Other	222	155	497	556
Consolidated depreciation and amortization	$1,108	$2,070	$3,304	$7,954

Capital expenditures:
Manufacturing	$550	$1,180	$1,592	$7,132
Corporate and Other	-	78	391	1,135
Consolidated capital expenditures	$550	$1,258	$1,983	$8,267

(1) Results for the three months and nine months ended September 30, 2021 include restructuring and impairment charges of $0 and $6,530, respectively. Results for the three months and nine months ended September 30, 2020 include restructuring and impairment charges of $30,103 and $31,250, respectively.

	September 30,	December 31,
	2021	2020
Assets:
Manufacturing	$140,919	$114,669
Corporate and Other	43,155	68,046
Total operating assets	184,074	182,715
Consolidated income taxes receivable	31	27
Consolidated assets	$184,105	$182,742

Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
United States	$58,233	$25,202	$127,957	$47,857	$25,663	$48,126
Mexico	74	-	74	-	30,719	20,984
Total	$58,307	$25,202	$128,031	$47,857	$56,382	$69,110

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

Recurring Fair Value Measurements	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,214	$-	$-	$4,214
Liabilities:
Warrant liability	$-	$31,699	$-	$31,699

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,993	$-	$-	$7,993
Restricted certificates of deposit	$182	$-	$-	$182
Liabilities:
Warrant liability	$-	$12,730	$-	$12,730

Non-recurring Fair Value Measurements	During the Year-Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$10,383	$10,383
Right of use assets	$-	$-	$28,960	$28,960
Property, plant and equipment, net	$-	$-	$11,515	$11,515
Railcars available for lease, net	$-	$-	$13,175	$13,175

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at September 30, 2021 and December 31, 2020, is a Level 2 measurement.

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

The Company’s restricted cash balances are as follows:

	September 30,	December 31,
	2021	2020
Restricted cash from customer deposit	$281	$3,204
Restricted cash to collateralize standby letters of credit	2,163	3,396
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,855
Restricted cash equivalents - other	672	-
Total restricted cash	$6,658	$10,455

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2021	2020
Work in process	$39,622	$34,355
Parts inventory	5,013	4,476
Total inventories, net	$44,635	$38,831

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $1,938 and $9,836 relating to excess or slow-moving inventory and lower of cost or net realizable value for parts and work in process at September 30, 2021 and December 31, 2020, respectively.

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of September 30, 2021, the interest rate on the original advance under the Term Loan Credit Agreement was 14.0%.

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

The Additional Loan will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of September 30, 2021, the interest rate on the Additional Loan was 14.0%.

Pursuant to the Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “Additional Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the Additional Warrant is exercised (after giving effect to such issuance). The Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The Company believes that it is probable that the Additional Warrant will be issued and as such has recorded an additional warrant liability of $7,351 as of September 30, 2021.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of September 30, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 5,386,591 and 5,307,539 shares, respectively of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

As part of the Second Amendment Loans executed on May 14, 2021, if any amount remains outstanding on March 31, 2022, the Company shall immediately issue to the Lenders additional Warrants to purchase 5.0% of the outstanding common stock on a fully-diluted basis at the date of any partial or full exercise of such Warrants at the agreed purchase price of $0.01 per share. The Company believes that it is probable that the Additional Warrant will be issued and as such has recorded an additional warrant liability of $7,351 as of September 30, 2021.

The following schedule shows the change in fair value of the Warrant as of September 30, 2021.

Warrant liability as of December 31, 2020	$12,730
Change in fair value	18,969
Warrant liability as of September 30, 2021	$31,699

The change in fair value of the Warrant is reported on a separate line in the consolidated statement of operations. The Term Loan Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000, (the "Maximum Revolving Facility Amount") consisting of revolving loans (the Revolving Loans").

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

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20,000, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limited availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by Siena from time to time in accordance with the Siena Loan Agreement.

On July 30, 2021, the Loan Parties and Siena Lending Group LLC ( the "Revolving Loan Lender") entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

Pursuant to the Amended and Restated Loan and Security Agreement, the Maximum Revolving Facility Amount was increased to $25,000, provided, however, that the outstanding balance of all Revolving Loans may not exceed the lesser of (A) the Maximum Revolving Facility Amount minus the Availability Block and (B) an amount equal to the issued and undrawn portion of the Third Amendment Letter of Credit (as defined above) minus the Availability Block. The term “Availability Block”, as defined in the Amended and Restated Loan and Security Agreement, means 3.0% of the issued and undrawn amount under the Third Amendment Letter of Credit.

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement). As of September 30, 2021, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 5.26%.

The Amended and Restated Loan and Security Agreement contains affirmative and negative covenants, including, without limitation, limitations on future indebtedness, liens and investments. The Amended and Restated Loan and Security Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Amended and Restated Loan and Security Agreement, each of the Loan Parties granted Siena a continuing lien upon certain assets of the Loan Parties to secure the obligations of the Loan Parties under the Amended and Restated Loan and Security Agreement.

As of September 30, 2021, the Company had $24,164 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $31. As of December 31, 2020, the Company had $6,874 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9,701. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the global pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10,000 (the “PPP Loan”). Since the entire PPP Loan was used for payroll, utilities and interest, management anticipated that the majority of the PPP Loan would be forgiven. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years. On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10,000 balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero. The Company recognized a gain on extinguishment of debt of $10,129 related to PPP Loan forgiveness during the third quarter of 2021.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of September 30, 2021 and December 31, 2020, FreightCar Leasing Borrower had $10,161 and $10,105, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,842 and $6,975, respectively. As of September 30, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.18%.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not be paid by the Term End. FreightCar Leasing Borrower has continued discussions with M&T during the quarter ended September 30, 2021 regarding the Event of Default.

Long-term debt consists of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
M&T Credit Agreement outstanding	$10,161	$10,105
SBA Payroll Protection Program Loan outstanding	-	10,000
Siena Loan Agreement outstanding	24,164	6,874
Term Loan Credit Agreement outstanding	56,914	40,000
Total debt	91,239	66,979
Less Term Loan Credit Agreement discount	(7,531)	(8,892)
Less Term Loan Credit Agreement deferred financing costs	(2,827)	(2,814)
Total debt, net of discount and deferred financing costs	80,881	55,273
Less amounts due within one year	(10,161)	(17,605)
Long-term debt, net of current portion	$70,720	$37,668

The fair value of long-term debt approximates its carrying value as of September 30, 2021 and December 31, 2020.

Note 9 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$155	$-	$155

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$140	$-	$140

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$467	$-	$467

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2020
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$421	$-	$421

The components of accumulated other comprehensive loss consist of the following:

	September 30,	December 31,
	2021	2020
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(11,296)	$(11,763)

Note 10 – Stock-Based Compensation

Total stock-based compensation was $(133) and $485 for the three months ended September 30, 2021 and 2020, respectively, and $2,829 and $578 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $871 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 21 months. As of September 30, 2021, there was $1,135 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 28 months.

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

2021 Grants of Stock Appreciation Rights

During the nine months ended September 30, 2021, the Company granted 1,735,500 cash settled stock appreciation rights to certain employees. Each of the 2021 cash settled stock appreciation rights allows the holder to receive, upon exercise, and subject to the vesting restrictions, a distribution in cash equal to the excess of the fair market value of a share of the Company’s stock on the date of exercise over the exercise price. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights is contingent upon the achievement of a thirty-day trailing average fair market value of a share of the Company’s common stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition.

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

The estimated fair value of the cash settled stock appreciation rights as of September 30, 2021 was $7,261. Stock-based compensation for cash settled stock appreciation rights was $(365) and $192 for the three months ended September 30, 2021 and 2020, respectively, and $2,315 and $261 for the nine months ended September 30, 2021 and 2020, respectively.

The fair value of unvested cash settled stock appreciation rights as of September 30, 2021 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	4.6 years	79.96%	0.00%	0.88%	$3.56
2020	9/14/2020	5.2 years	76.49%	0.00%	1.00%	$3.45
2020	11/30/2020	5.2 years	76.73%	0.00%	1.00%	$3.29
2021	1/5/2021	5.3 years	76.22%	0.00%	1.01%	$3.35

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

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2021 and 2020, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2021	2020	2021	2020
Interest cost	$236	$358	$708	$1,074
Expected return on plan assets	(584)	(609)	(1,752)	(1,828)
Amortization of unrecognized net loss	156	140	467	421
	$(192)	$(111)	$(577)	$(333)

The Company made no contributions to the Company’s defined benefit pension plan for the three and nine months ended September 30, 2021 and 2020. The Company expects to make no contributions to its pension plan in 2021.

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

The Company received cash payments of $15,733 and $1,410 during 2015 and 2017, respectively, for Alabama state and local incentives related to its capital investment and employment levels at the Shoals Facility. Under the incentive agreements a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of up to six years from the date of the incentive. In April 2021, the Company received a letter from representatives of the Shoals Economic Development Authority (“SEDA”) regarding repayment of local incentives. The Company has contested the amounts claimed by SEDA with respect to an initial portion of such local incentives and views this notice as premature as to the remaining portion of such local incentives, as the Company believes that any repayment obligations have not yet arisen with respect thereto under the terms of the incentive agreements. In the event that any portion of the incentives is required to be paid back, the Company believes the amount is unlikely to exceed the deferred liability balance of $3,057 as of September 30, 2021.

As part of a settlement agreement reached with one of its customers during 2019, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the years ended December 31, 2020 and 2019, the Company paid $1,000 and $3,500, respectively, of the settlement amount. During the nine months ended September 30, 2021, the Company paid $1,000 of the settlement amount and the remaining $2,000, which is included in other current liabilities on the condensed consolidated balance sheet as of September 30, 2021, will be paid over a period of 9 months or on an accelerated basis in the event both parties agree to accelerate delivery of railcars currently in the backlog.

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has reserved $0.5 million to cover probable and estimable liabilities with respect to these matters.

Note 13 – Earnings (Loss) Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Weighted average common shares outstanding	15,139,572	12,426,872	14,903,468	12,399,687
Issuance of warrants	5,345,866	-	5,322,203
Weighted average common shares outstanding - basic	20,485,438	12,426,872	20,225,671	12,399,687
Issuance of contingent warrants	1,626,386	-	-	-
Dilutive effect of employee stock options and nonvested share awards	-	-	-	-
Weighted average common shares outstanding - diluted	22,111,824	12,426,872	20,225,671	12,399,687

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2021 and 2020, 1,237,172 and 1,104,263 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2021and 2020, 1,354,525 and 1,083,881 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the nine months ended September 30, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges related to the plant closure for the nine months ended September 30, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños.

On July 22, 2019, the Company announced its intention to close its Roanoke, Virginia manufacturing facility as part of its “Back to Basics” strategy. The Company ceased operations at the facility as of November 29, 2019 and terminated its leases for the facility effective as of March 31, 2020. Restructuring and impairment charges related to the plant closure for the nine months ended September 30, 2020 primarily represented impairment charges for property, plant and equipment and costs related to relocating some of the facility’s equipment to other manufacturing locations.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, and are detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Impairment and loss on right of use asset	$-	$17,540	$-	$17,540
Impairment and loss on disposal of machinery and equipment	$-	$9,031	$1,591	$9,469
Employee severance and retention	-	3,381	(5)	3,378
Other charges related to facility closure	-	151	4,944	863
Total restructuring and impairment costs	$-	$30,103	$6,530	$31,250

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of September 30, 2021

Impairment and loss on disposal of machinery and equipment	$-	$-	$269	$-	$-
Employee severance and retention	1,596	-	(80)	(1,297)	219
Other charges related to facility closure	251	6,437	(96)	(6,688)	-
Total restructuring and impairment costs	$1,847	$6,437	$93	$(7,985)	$219

	Accrued as of December 31, 2019	Cash Charges	Non-cash charges	Cash payments	Accrued as of September 30, 2020

Impairment and loss on right of use asset	$-	$-	$17,540	$-	$-
Loss on disposal of machinery and equipment	-	-	9,469	-	-
Employee severance and retention	647	3,371	-	(659)	3,359
Other charges related to facility closure	359	798	(86)	(1,157)	-
Total restructuring and impairment costs	$1,006	$4,169	$26,923	$(1,816)	$3,359

Note 15 – Related Parties

The following persons are owners of Fasemex: Jesus Gil, VP Operations and director of the Company; Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex provides steel fabrication services to the Company and, at September 30, 2021, was the lessor for the Company’s leased facility in Castaños. The Company paid $28.3 million and $49.1 million to Fasemex during the three and nine months ended September 30, 2021, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“Distribuciones Industriales”) is owned by Alejandro Gil and Salvador Gil. The Company paid $0.3 million and $1.2 million to Distribuciones Industriales related to material and safety supplies during the three and nine months ended September 30, 2021, respectively. Maquinaria y equipo de transporte Jova S.A. de C.V is owned by Jorge Gil, sibling of Jesus Gil. The Company paid $0.3 million and $0.7 million to Maquinaria y equipo de transporte Jova S.A. de C.V related to trucking services during the three and nine months ended September 30, 2021, respectively. Related party asset on the condensed consolidated balance sheet of $8.4 million as of September 30, 2021 includes prepaid inventory of $4.4 million and other receivables of $3.9 million from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $8.6 million as of September 30, 2021 includes $8.3 million payable to Fasemex and $0.3 million payable to Distribuciones Industriales. Related party accounts payable on the condensed consolidated balance sheet of $814 as of December 31, 2020 represents the payable to Fasemex.

The Company paid $0.5 million to the Warrantholder in relation to the Amendment described in Note 8 Debt Financing and Revolving Credit Facilities during the three and nine months ended September 30, 2021, respectively. The Company paid $2.0 and $5.1 million to the Warrantholder during the three and nine months ended September 30, 2021, respectively, for term loan interest. Additionally the Company paid $1.0 million in equity fees to the Warrantholder related to the standby letter of credit described in Note 8 Debt Financing and Revolving Credit Facilities during the three and nine months ended September 30, 2021.

Note 16 – Revision of Prior Period Financial Statements

In preparing its financial statements for the three months ended September 30, 2021, the Company discovered certain errors related to accounting for inventory transactions for the three months ended March 31, 2021 and for the three months ended June 30, 2021. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and determined that they were immaterial to the reporting period affected and, therefore, an amendment to the previously filed report was not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter of 2021, the Company believes the impact would have been significant to the period and would impact comparisons to prior periods. As permitted by SAB 108, the Company revised its comparative consolidated financial statements for these immaterial amounts and has included the revised comparative consolidated financial statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2021

	As Reported	Adjustments	As Revised

Revenues	$32,370		$32,370
Cost of sales	29,780	1,274	31,054
Gross profit	2,590	(1,274)	1,316
Selling, general and administrative expenses	9,151		9,151
Restructuring and impairment charges	6,650		6,650
Operating loss	(13,211)	(1,274)	(14,485)
Interest expense	(2,502)		(2,502)
Loss on change in fair market value of warrant liability	(22,128)		(22,128)
Other income	115		115
Loss before income taxes	(37,726)	(1,274)	(39,000)
Income tax provision	132	-	132
Net loss	(37,858)	(1,274)	(39,132)
Less: Net loss attributable to noncontrolling interest in JV	-	-	-
Net loss attributable to FreightCar America	$(37,858)	$(1,274)	$(39,132)
Net loss per common share attributable to FreightCar America- basic	$(1.89)	$(0.07)	$(1.96)
Net loss per common share attributable to FreightCar America- diluted	$(1.89)	$(0.07)	$(1.96)
Weighted average common shares outstanding – basic	20,001,505		20,001,505
Weighted average common shares outstanding – diluted	20,001,505		20,001,505

	As of March 31, 2021

	As Reported	Adjustments	As Revised

Accounts and contractual payables	$27,168	$1,274	$28,442
Total current liabilities	61,849	1,274	63,123
Total liabilities	165,777	1,274	167,051
Accumulated deficit	(76,477)	(1,274)	(77,751)
Total stockholders' equity deficit	(7,186)	(1,274)	(8,460)
Total liabilities and stockholders' equity	158,591	—	158,591

	Three Months Ended
	March 31, 2021

	As Reported	Adjustments	As Revised

Cash flows from operating activities:
Net loss	(37,858)	(1,274)	(39,132)
Accounts and contractual payables	320	1,274	1,594
Net cash used in operating activities	(22,276)	-	(22,276)

	Three Months Ended
	June 30, 2021

	As Reported	Adjustments	As Revised

Revenues	$37,354		$37,354
Cost of sales	33,716	1,641	35,357
Gross profit	3,638	(1,641)	1,997
Selling, general and administrative expenses	6,294		6,294
Restructuring and impairment charges	(120)		(120)
Operating loss	(2,536)	(1,641)	(4,177)
Interest expense	(3,212)		(3,212)
Gain on change in fair market value of warrant liability	3,452		3,452
Other income	230		230
Loss before income taxes	(2,066)	(1,641)	(3,707)
Income tax provision	504	-	504
Net loss	(2,570)	(1,641)	(4,211)
Less: Net loss attributable to noncontrolling interest in JV	-	-	-
Net loss attributable to FreightCar America	$(2,570)	$(1,641)	$(4,211)
Net loss per common share attributable to FreightCar America- basic	$(0.13)	$(0.11)	$(0.24)
Net loss per common share attributable to FreightCar America- diluted	$(0.13)	$(0.11)	$(0.24)
Weighted average common shares outstanding – basic	20,160,410		20,160,410
Weighted average common shares outstanding – diluted	20,160,410		20,160,410

	Six Months Ended
	June 30, 2021

	As Reported	Adjustments	As Revised

Revenues	$69,724		$69,724
Cost of sales	63,496	2,915	66,411
Gross profit	6,228	(2,915)	3,313
Selling, general and administrative expenses	15,445		15,445
Restructuring and impairment charges	6,530		6,530
Operating loss	(15,747)	(2,915)	(18,662)
Interest expense	(5,714)		(5,714)
Loss on change in fair market value of warrant liability	(18,676)		(18,676)
Other income	345		345
Loss before income taxes	(39,792)	(2,915)	(42,707)
Income tax provision	636	-	636
Net loss	(40,428)	(2,915)	(43,343)
Less: Net loss attributable to noncontrolling interest in JV	-	-	-
Net loss attributable to FreightCar America	$(40,428)	$(2,915)	$(43,343)
Net loss per common share attributable to FreightCar America- basic	$(2.01)	$(0.18)	$(2.19)
Net loss per common share attributable to FreightCar America- diluted	$(2.01)	$(0.18)	$(2.19)
Weighted average common shares outstanding – basic	20,084,199		20,084,199
Weighted average common shares outstanding – diluted	20,084,199		20,084,199

	As of June 30, 2021

	As Reported	Adjustments	As Revised

Inventories, net	$48,783	$(1,244)	$47,539
Total current assets	109,841	(1,244)	108,597
Total assets	170,058	(1,244)	168,814
Accounts and contractual payables	34,612	1,671	36,283
Total current liabilities	69,529	1,671	71,200
Total liabilities	179,496	1,671	181,167
Accumulated deficit	(79,047)	(2,915)	(81,962)
Total stockholders' equity deficit	(9,438)	(2,915)	(12,353)
Total liabilities and stockholders' equity	170,058	(1,244)	168,814

	Six Months Ended
	June 30, 2021

	As Reported	Adjustments	As Revised

Cash flows from operating activities:
Net loss	(40,428)	(2,915)	(43,343)
Inventories	(8,058)	1,244	(6,814)
Accounts and contractual payables	6,193	1,671	7,864
Net cash used in operating activities	(44,109)	-	(44,109)

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

Total new orders received for railcars for the nine months ended September 30, 2021 were 1,633 units, consisting of 1,000 new railcars and 633 rebuilt railcars, compared to orders for 400 units, consisting of 100 new railcars and 300 rebuilt railcars for the nine months ended September 30, 2020. Total backlog of unfilled orders was 1,895 units at September 30, 2021, compared to 1,389 railcars as of December 31, 2020. The estimated sales value of the backlog was $198 million and $146 million, respectively, as of September 30, 2021 and December 31, 2020. The increase in the number of orders for new railcars for the nine months ended September 30, 2021 compared to the prior year period is a reflection of improvement in the railcar equipment market.

Since first being reported in December 2019, the global pandemic continues to present risks to our business. We are closely monitoring and managing the impacts of the global pandemic on our business, as well as the impact on the global economy, and governmental reactions to the pandemic. The United States government and the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation cited the railcar industry as critical to the United States and Mexico’s response efforts to the pandemic. The railcar industry is susceptible to a reduction in demand associated with the overall economic slowdown caused by the virus. In addition, public health organizations and national, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting some forms of business activity. Accordingly, our ability to predict industry demand and establish forecasts for sales, operating results and cash flows may be impacted. Furthermore, our plant operations and supply chain are potentially susceptible to large-scale outbreaks of the virus within our workforce or that of any of our suppliers.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. We have taken a number of precautionary measures including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, encouraging employees to work remotely, when possible, and scheduling vaccination clinics for our employees.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenues

Our consolidated revenues for the three months ended September 30, 2021 were $58.3 million compared to $25.2 million for the three months ended September 30, 2020. Manufacturing segment revenues for the three months ended September 30, 2021 were $55.9 million compared to $22.6 million for the corresponding prior year quarter. The $33.3 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered, the impact of which was partially offset by a lower average selling price for railcars in 2021. Railcar deliveries totaled 505 units for the third quarter of 2021, all of which were new railcars, compared to 163 units, consisting of 162 new railcars and 1 rebuilt railcar, in the third quarter of 2020. Corporate and Other revenues were $2.4 million for the three months ended September 30, 2021 compared to $2.6 million for the three months ended September 30, 2020.

Gross Profit (Loss)

Our consolidated gross profit was $1.5 million for the three months ended September 30, 2021 compared to a gross loss of $4.1 million for the three months ended September 30, 2020. Manufacturing segment gross profit was $0.8 million for the three months ended September 30, 2021 compared to a gross loss of $4.7 million for the three months ended September 30, 2020. The $5.6 million increase in consolidated gross profit and $5.5 million increase in Manufacturing segment gross profit reflect a favorable volume variance and a reduction in overhead costs due to the restructuring of our manufacturing footprint.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2021 were $5.7 million compared to $7.2 million for the three months ended September 30, 2020. Consolidated selling, general and administrative expenses for the three months ended September 30, 2021 included decreases in stock-based compensation of $0.6 million, bad debt expense of $0.4 million and legal costs of $0.5 million. Manufacturing segment selling, general and administrative expenses were $0.6 million for the three months ended September 30, 2021, compared to $2.5 million for the three months ended September 30, 2020, and the change was primarily due to decreases in allocated costs of $1.0 million, bad debt expense of $0.4 million and tools and equipment expense of $0.3 million. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2021 were 1.2% of revenue, compared to 11.1% of revenue for the three months ended September 30, 2020. Corporate and Other selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2021 compared to $4.6 million for the three months ended September 30, 2020. Corporate and Other selling, general and administrative expenses for the three months ended September 30, 2021 included increases in allocated costs of $1.3 million which were partially offset by decreases in stock-based compensation expenses of $0.6 million and legal costs of $0.5 million.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the three months ended September 30, 2021. On September 10, 2020, we announced our plan to permanently close our Shoals manufacturing facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure reduced costs and aligned the Company’s manufacturing capacity with the current rail car market. Restructuring and impairment charges of $30.1 million for the three months ended September 30, 2020 primarily included a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.0 million and employee severance and retention charges of $3.4 million.

Operating Loss

Our consolidated operating loss for the three months ended September 30, 2021 was $4.2 million compared to $41.3 million for the three months ended September 30, 2020. Operating income for the Manufacturing segment was $0.2 million for the three months ended September 30, 2021 compared to an operating loss of $36.8 million for the three months ended September 30, 2020, reflecting increases in Manufacturing segment gross profit of $5.5 million and decreases in selling, general and administrative expenses of $1.9 million compared to the 2020 period. Manufacturing segment operating loss for the three months ended September 30, 2020 included restructuring and impairment charges of $29.6 million while there were no restructuring and impairment charges for the three months ended September 30, 2021. Corporate and Other operating loss was $4.3 million for the three months ended September 30, 2021 compared to $4.6 million for the three months ended September 30, 2020.

Gain on Extinguishment of Debt

Gain on extinguishment of debt of $10.1 million for the three months ended September 30, 2021 represents PPP Loan forgiveness of all outstanding PPP loan principal and accrued interest.

Income Taxes

Our income tax provision was $1.5 million for the three months ended September 30, 2021 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2020 . Our income tax provision for the three months ended September 30, 2021 reflects pre-tax income for our Mexico subsidiary.

Net Income (Loss)

As a result of the changes and results discussed above, net income was $0.7 million for the three months ended September 30, 2021 compared to a net loss of $40.3 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, basic and diluted net income per share was $0.03 compared to a net loss per share of $3.03 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenues

Our consolidated revenues for the nine months ended September 30, 2021 were $128.0 million compared to $47.9 million for the nine months ended September 30, 2020. Manufacturing segment revenues for the nine months ended September 30, 2021 were $121.1 million compared to $40.7 million for the nine months ended September 30, 2020. The $80.4 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered, the impact of which was partially offset by a lower average selling price for railcars in 2021. Railcar deliveries totaled 1,127 units for the nine months ended September 30, 2021, consisting of 978 new railcars and 149 rebuilt railcars, compared to 274 units, consisting of 273 new railcars and 1 rebuilt railcar, for the nine months ended September 30, 2020. Corporate and Other revenues were $7.0 million for the nine months ended September 30, 2021 compared to $7.2 million for the nine months ended September 30, 2020.

Gross Profit (Loss)

Our consolidated gross profit was $4.9 million for the nine months ended September 30, 2021 compared to a gross loss of $19.0 million for the nine months ended September 30, 2020. Manufacturing segment gross profit was $3.0 million for the nine months ended September 30, 2021 compared to a gross loss of $20.4 million for the nine months ended September 30, 2020. The $23.9 million increase in consolidated gross profit and $23.5 million increase in Manufacturing segment gross profit reflect a favorable volume variance and a reduction in overhead costs due to the restructuring of our manufacturing footprint.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2021 were $21.1 million compared to $21.1 million for the nine months ended September 30, 2020. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2021 included increases in stock-based compensation expenses of $2.3 million, which were offset by decreases in salaries and wages of $0.9 million, medical insurance costs of $0.6 million and bad debt expense of $0.9 million. Manufacturing segment selling, general and administrative expenses were $2.1 million for the nine months ended September 30, 2021, compared to $5.8 million for the nine months ended September 30, 2020, and the decrease was primarily due to decreases in allocated costs, salaries and wages and the provision for doubtful accounts. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2021 were 1.8% of revenue, compared to 14.3% of revenue for the nine months ended September 30, 2020. Corporate and Other selling, general and administrative expenses were $19.0 million for the nine months ended September 30, 2021 compared to $15.3 million for the nine months ended September 30, 2020. Corporate and Other selling, general and administrative expenses for the nine months ended September 30, 2021 included increases in stock-based compensation expenses of $2.3 million and allocated costs of $3.2 million, which were partially offset by decreases in salaries and wages of $0.7 million, medical insurance costs of $0.6 million and consulting costs of $0.4 million.

Restructuring and Impairment Charges

On September 10, 2020, we announced our plan to permanently close our Shoals facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, we reached an agreement with the Shoals facility owner and landlord to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10.1 million was sold or transferred to the Shoals landlord during the nine months ended September 30, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges of $6.5 million related to the plant closure for the nine months ended September 30, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños as well as shutting down the Shoals facility.

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

Operating Loss

Our consolidated operating loss for the nine months ended September 30, 2021 was $22.8 million compared to $71.4 million for the nine months ended September 30, 2020 . Operating loss for the Manufacturing segment was $5.6 million compared to $56.9 million for the nine months ended September 30, 2020, reflecting increases in Manufacturing segment gross profit of $23.5 million and decreases in Manufacturing segment selling, general and administrative expenses of $3.7 million and restructuring and impairment charges of $24.2 million, compared to the 2020 period. Corporate and Other operating loss was $17.2 million for the nine months ended September 30, 2021 compared to $14.4 million for the nine months ended September 30, 2020, primarily due to the previously described increase in Corporate and Other selling, general and administrative expenses.

Gain on Extinguishment of Debt

Gain on extinguishment of debt of $10.1 million for the nine months ended September 30, 2021 represents PPP Loan forgiveness of all outstanding PPP loan principal and accrued interest.

Income Taxes

Our income tax provision was $2.2 million for the nine months ended September 30, 2021 and our effective tax rate was (4.9)% for the nine months ended September 30, 2021. Our income tax provision for the nine months ended September 30, 2021 reflects pre-tax income for our Mexico subsidiary. Our effective tax rate for the nine months ended September 30, 2020 was 0.1%.

Net Loss

As a result of the changes and results discussed above, net loss was $42.6 million for the nine months ended September 30, 2021 compared to $70.1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, basic and diluted net loss per share was $2.11 compared to $5.30 for the nine months ended September 30, 2020.

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of September 30, 2021, the interest rate on the original advance under the Term Loan Credit Agreement was 14.0%.

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

The Additional Loan will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of September 30, 2021, the interest rate on the Additional Loan was 14.0%.

Pursuant to the Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “Additional Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the Additional Warrant is exercised (after giving effect to such issuance). The Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The Company believes that it is probable that the Additional Warrant will be issued and as such has recorded an additional warrant liability of $7.4 million as of September 30, 2021.

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

In addition, pursuant to the Reimbursement Agreement, the Company shall make certain other payments as set forth below, so long as the Third Amendment Letter of Credit remains outstanding:

Letter of Credit Fee

The Company shall pay to Agent, for the account of Lender, an annual fee of $0.5 million, which shall be due and payable quarterly beginning on August 2, 2021, and every three months thereafter.

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender (or, so long as Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if Lender has timely notified the Company in writing of such designation) a fee (the “Equity Fee”) payable in shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The Equity Fee shall be calculated by dividing $1.0 million by the volume weighted average price of the Company’s Common Stock on the Nasdaq Capital Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company can opt to pay the Equity Fee in cash, in the amount of $1.0 million, if, and only if, (x) the Company has already issued as Equity Fees a number of shares of its Common Stock equal to (I) 5.0% multiplied by (II) the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, and (y) the Company has at least $15.0 million of Repayment Liquidity after giving effect to such payment. The term Repayment Liquidity, as defined in the Term Loan Credit Agreement, means (a) all unrestricted and unencumbered cash and cash equivalents of the Loan Parties, plus (b) the undrawn and available portion of the commitments under that certain Amended and Restated Loan and Security Agreement by and among the Loan Parties and the Revolving Loan Lender (as described below), minus (c) all accounts payable of the Loan Parties that are more than 30 days past due.

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

Cash Fee

The Company shall pay to the Agent, for the account of the Lender (or, so long as the Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if the Lender has timely notified the Company in writing of such designation) a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1.0 million, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter.

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of September 30, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 5,386,591 and 5,307,539 shares, respectively of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

As part of the Second Amendment Loans executed on May 14, 2021, if any amount remains outstanding on March 31, 2022, the Company shall immediately issue to the Lenders additional Warrants to purchase 5.0% of the outstanding common stock on a fully-diluted basis at the date of any partial or full exercise of such Warrants at the agreed purchase price of $0.01 per share. The Company believes that it is probable that the Additional Warrant will be issued and as such has recorded an additional warrant liability of $7.4 million as of September 30, 2021.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million (the "Maximum Revolving Facility Amount"), consisting of revolving loans (the" Revolving Loans").

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

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20,000, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limited availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by Siena from time to time in accordance with the Siena Loan Agreement.

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

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement). As of September 30, 2021, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 5.26%.

The Amended and Restated Loan and Security Agreement contains affirmative and negative covenants, including, without limitation, limitations on future indebtedness, liens and investments. The Amended and Restated Loan and Security Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Amended and Restated Loan and Security Agreement, each of the Loan Parties granted Siena a continuing lien upon certain assets of the Loan Parties to secure the obligations of the Loan Parties under the Amended and Restated Loan and Security Agreement.

As of September 30, 2021, the Company had $24.2 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of less than $0.1 million. As of December 31, 2020, the Company had $6.9 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9.7 million. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement and incurred $1.0 million in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the global pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10.0 million (the “PPP Loan”). Since the entire PPP Loan was used for payroll, utilities and interest, management anticipated that the majority of the PPP Loan would be forgiven. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years. On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10.0 million balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero. The Company recognized a gain on extinguishment of debt of $10.2 million related to PPP Loan forgiveness during the third quarter of 2021.

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

The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default. As of September 30, 2021 and December 31, 2020, FreightCar Leasing Borrower had $10.2 million and $10.1 million, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6.8 million and $7.0 million, respectively. As of September 30, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.18%.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not be paid by the Term End. FreightCar Leasing Borrower has continued discussions with M&T during the quarter ended September 30, 2021 regarding the Event of Default.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $6.7 million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively. Restricted deposits of $0.3 million and $3.2 million as of September 30, 2021 and December 31, 2020, respectively relate to a customer deposit for purchase of railcars. Restricted deposits of $5.7 million and $7.4 million as of September 30, 2021 and December 31, 2020 respectively are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of September 30, 2021 are scheduled to expire at various dates through July 16, 2022.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our Term Loan Credit Agreement and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Additionally, our VAT receivable has grown over the past year and has become a significant part of the Company’s working capital structure. We continue to work through the return process and expect our VAT refunds to offset future outgoing VAT payments.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(56,958)	$(38,981)
Investing activities	(1,368)	(4,510)
Financing activities	31,765	9,991
Total	$(26,561)	$(33,500)

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

Our net cash used in operating activities for the nine months ended September 30, 2021 was $57.0 million compared to net cash used in operating activities of $39.0 million for the nine months ended September 30, 2020. Our net cash used in operating activities for the nine months ended September 30, 2021 reflects changes in working capital, including increases in VAT receivable of $25.6 million and inventory of $4.3 million to meet current production needs for the start-up of several new railcar orders and decreases in customer deposits and deferred revenue of $6.5 million. Our net cash used in operating activities for the nine months ended September 30, 2020 reflects changes in working capital, including increases in inventory of $41.3 million which were offset by increases in customer deposits of $24.7 million. Our net cash used in operating activities for the nine months ended September 30, 2020 includes restructuring and impairment charges including non-cash impairment charges of $26.5 million related to the closure of our Shoals and Roanoke facilities.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $1.4 million and included capital expenditures of $2.0 million, related to the construction in progress for our Mexico operations, $0.4 million proceeds from sale of equipment from our Shoals facility and $0.2 million proceeds from maturity of restricted certificates of deposit. Net cash used in investing activities for the nine months ended September 30, 2020 was $4.5 million and included capital expenditures of $8.3 million, largely related to the construction in progress for our Mexico operations and the net maturity of $3.6 million of restricted certificates of deposit.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $31.8 million and included proceeds from issuance of long-term debt of $16.0 million and net borrowings on revolving line of credit of $17.3 million which were partially offset by deferred financing costs of $1.5 million. Net cash provided by financing activities was $10.0 million for the nine months ended September 30 2020 and consisted of PPP loan proceeds.

Capital Expenditures

Our capital expenditures were $2.0 million in the nine months ended September 30, 2021, compared to $8.3 million in the nine months ended September 30, 2020. We anticipate capital expenditures during 2021 to be in the range of $2 million to $3 million, primarily related to the construction of our Mexico facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weaknesses and Related Remediation Efforts

During the financial statement preparation process for the period ended September 30, 2021, management identified the following material weakness in internal control.

Material Weakness

The material weakness is due to control deficiencies and gaps in the design and operating effectiveness of inventory controls.

The Company’s controls were ineffective to ensure the existence of inventory at its Mexico facility. As a result, the Company revised its prior period financial statements as discussed in Note 16.

Remediation Efforts

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively.

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including:

•
The Company has evaluated the processes, procedures and controls related to the railcar production reporting and has commenced making changes as considered appropriate to address the control deficiency.

•
Beginning with the third quarter of 2021, the Company commenced quarterly physical inventory counts at its Mexico facility to validate the existence of inventory.

•
The Company continues to allocate additional resources to training personnel at its Mexico facility on proper procedures to receive and consume inventory in its production process within its enterprise resource planning system.

We believe that these ongoing actions will remediate the material weakness. However, due to the nature of the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 12 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1	Letter agreement regarding Terms of Employment dated September 11, 2019 by and between FreightCar America, Inc. and William Matthew Tonn.
10.2	Amendment No. 3 to the Term Loan Credit Agreement
10.3	Reimbursement Agreement dated as of July 30, 2021 by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC, U.S. Bank National Association and Alter Domus, LLC.
10.4	Amended and Restated Loan and Security Agreement, dated as of July 30, 2021, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: November 15, 2021	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ TERENCE R. ROGERS
Terence R. Rogers, Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)
	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)