Form 10-K
period 2021-12-31
FreightCar America, Inc.
filed 2022-03-22
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO 

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 was $72.8 million, based on the closing price of $5.93 per share on the Nasdaq Global Market.

As of March 11, 2022, there were 16,475,266 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K

Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31

Part III

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

We ceased operations at our Roanoke, Virginia manufacturing facility ("the Roanoke Facility") and vacated the facility as of March 31, 2020. On September 10, 2020, we announced our plan to permanently close our manufacturing facility in Cherokee, Alabama (the "Shoals Facility") in light of the cyclical industry downturn, which was magnified by the COVID-19 pandemic. The closure will reduce costs and align our manufacturing capacity with the current rail car market. We ceased production at the Shoals Facility in February 2021.

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

Our primary customers are financial institutions, railroads, and shippers, which represented 66%, 22% and 6%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2021. In the year ended December 31, 2021, we delivered 1,731 railcars, including 1,354 new railcars and 377 rebuilt railcars, compared to 751 railcars, including 600 new railcars and 151 rebuilt railcars delivered in the year ended December 31, 2020. Our total backlog of firm orders for railcars increased from 1,389 railcars as of December 31, 2020 to 2,323 railcars as of December 31, 2021. Our backlog as of December 31, 2021 includes a variety of railcar types and the estimated sales value of our backlog is $240 million.

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

In the last six years, we have added 20 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; coil gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

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

•
DynaStack Series. Our intermodal doublestack railcar product offering includes the DynaStack® articulated 3-unit, 53’ well cars for transportation of international and domestic containers.

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

•
Railcar Conversions. We are a leader in rebuilding and repurposing freight car assets. From complete car rebodies to transforming unused railcars into the latest designs, we deliver customer-focused solutions. We have completed over 14,000 total conversions and rebodies in the last decade and offer a broad portfolio of over 20 car conversion options. Our new, purpose-built facility supports a wide variety of conversion options including small cube covered hopper conversions, aluminum body railcar conversions, sand railcar modularized lengthening modification programs and railcar modularized modification programs altering the nature of the center sill in the modified railcar.

MANUFACTURING

Our railcar production facility in Castaños is certified by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Castaños manufacturing facility began production during the third quarter of 2020 and provides a solid platform from which to pursue a broad range of commodity carrying railcar business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars.

Our manufacturing process involves four basic steps: fabrication, assembly, finishing and inspection. Our facility has numerous checkpoints at which we inspect products to maintain quality control, a process that our operations management continuously monitors. In our fabrication processes, we employ standard metal working tools, many of which are computer controlled. Each assembly line typically involves 15 to 20 manufacturing positions, depending on the complexity of the particular railcar design. We use mechanical fastening in the fitting and assembly of our aluminum-bodied railcar parts, while we typically use welding for the assembly of our steel-bodied railcars. For aluminum-bodied railcars, we begin the finishing process by cleaning the railcar’s surface and then applying the decals. In the case of steel-bodied railcars, we begin the finishing process by blasting the surface area of the railcar, painting it and then applying decals. Once we have completed the finishing process, our employees, along with representatives of the customer purchasing the particular railcars, inspect all railcars for adherence to specifications.

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

In 2021, revenue from three customers, TTX Company, CIT Rail and Union Pacific Railroad, accounted for approximately 46%,12% and 8%, respectively, of total revenue. In 2021, sales to our top five customers accounted for approximately 78% of total revenue. In 2020, revenue from three customers, Amtrak, TTX Company and The Boeing Company, accounted for approximately 44%, 21% and 12%, respectively, of total revenue. In 2020, sales to our top five customers accounted for approximately 94% of total revenue. Our railcar sales to customers outside the United States were $1.4 million in 2020. We did not have any railcar sales to customers outside the United States in 2021. Many of our customers do not purchase railcars every year since railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

Our direct sales group is organized by customer and geography and consists of vice presidents of sales, (“VP’s”) contract administrators, a manager of customer service, a director of field support, and support staff. The VP’s are responsible for developing and closing new business and managing customer relationships. Our contract administrators are responsible for preparing proposals and other inside sales activities. Our director of field support is responsible for after-sale follow-up, technical support, training, and in-field product performance reviews.

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

	Year Ended December 31,
	2021	2020
Railcar backlog at start of period	1,389	1,650
Railcars delivered	(1,731)	(751)
Net railcar orders received	2,665	490
Railcar backlog at end of period (1)	2,323	1,389
Estimated revenue from backlog at end of period (in thousands) (2)	$240,160	$146,006

(1)
Railcar backlog includes 605 and 149 rebuilt railcars as of December 31, 2021 and 2020, respectively.
(2)
Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog as of December 31, 2021 includes $14.9 million that is not expected to be converted to sales within one year. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Mandel Metals and Hydro Extrusions. Aluminum prices generally are not fixed at the time a railcar order is accepted due to our infrequent usage and subsequent low volume purchases of aluminum. In 2021 we primarily bought fabrications from local suppliers, with Fasemex being the largest of the local suppliers. In 2022, we have returned to buying steel directly. Currently our steel is converted to fabrications by Fasemex or by other local suppliers. With the anticipated opening of our Fabrication Shop in Q2 2022, we will again be producing our own fabricated parts.

Our primary component suppliers include Wabtec, Standard Steel, SKF, Amsted, and Metalex, who supply us with truck components, brake components, couplers, wheels & axles, bearings, and running boards, respectively. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 20% and 44% of our new railcars produced in 2021 and 2020, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers.

Other suppliers provide brake systems, castings, bearings, fabrications and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components.

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. Our top ten suppliers accounted for 80% and 69% of our total purchases in 2021 and 2020, respectively.

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

HUMAN CAPITAL

Employees

As of December 31, 2021, we had 997 employees, of whom 223 were salaried and 774 were hourly wage earners. As of December 31, 2021, 941 of our employees were based in Mexico while 54 were based in the US and 2 were based in China. As of December 31, 2020, we had 669 employees, of whom 170 were salaried and 499 were hourly wage earners. As of December 31, 2020, 316 of our employees were based in Mexico while 351 were based in the US and 2 were based in China.

Workforce Talent and Diversity

The success and growth of our business depend in large part on our ability to attract, develop, and retain a diverse population of talented, qualified, and highly skilled employees at all levels of our organization, including the individuals who comprise our global workforce, our executive officers and other key personnel.

Our compensation programs are designed to ensure that we attract and retain the right talent. We generally review and consider median market pay levels when assessing total compensation, but pay decisions are based on a more comprehensive set of considerations such as company performance, individual performance, experience, and internal equity. We continually monitor key talent metrics including employee engagement and employee turnover. Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, that create a culture of well-being and inclusiveness, and that meet the diverse needs of our employees. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance and retirement benefits, as well as disability benefits.

Safety

We are committed to providing a safe and healthy work environment for all employees. We seek to protect the well-being of our employees through comprehensive health and safety policies and procedures that include the identification and mitigation of health and safety risks, operations management, health and safety training, emergency preparedness, performance auditing, program certification, and improvement targets.

Human Rights

We are committed to respecting human rights throughout all our operations, and seek to provide respect, dignity, and all basic needs to employees and contractors. We are committed to promoting human rights and strive to ensure that the products and services provided by the Company and our third-party business partners are ethically sourced and do not breach human rights laws in countries in which they originate.

COMMITMENT TO SUSTAINABILITY

Consistent with our vision, we are committed to growing our business in a sustainable and socially responsible manner. In March 2021, our Nominating and Corporate Governance Committee made a determination to undertake a comprehensive review of our governance policies in light of recent trends relating to environmental, social and governance (“ESG”) topics and disclosure. Throughout 2021, the Nominating and Corporate Governance Committee met periodically to develop, assess and prioritize ESG topics that are important to our business and all of our stockholders and to improve both the measurement and transparency of our ESG disclosures and practices. The Nominating and Corporate Governance Committee has primary oversight responsibility for our developing ESG efforts.

Environmental Stewardship

We are committed to contributing to a more resource-efficient economy and embedding climate change mitigation into our business strategy to help confront challenges such as energy management, fuel economy and efficiency, and materials sourcing. We aim to operate our business in a manner that minimizes the impact on natural resources and the environment. For decades, FCA has been a leader in introducing lighter weight freight car designs that require less energy to manufacture and offer higher capacity than the freight cars they replace. Our offering of “conversion” railcars, eliminates underutilized and older inefficient railcar assets by scraping the car body and reusing key steel and cast components. The scrap materials are used to support a more environmentally friendly steel manufacturing process and the reuse of key components including wheels and castings results in reduced energy consumption and greenhouse gas emissions. We believe railcars are a more environmentally-friendly way to fuel the North American supply chain. U.S. freight railroads are among the most fuel efficient modes to transport goods, moving 1 ton of freight 435 miles on a single gallon of fuel. Railroads produce far fewer greenhouse gas emissions than certain other modes of commercial transportation, such as trucks. We strive to responsibly support customers' products at each stage of the product lifecycle, including recycling the railcar through scrap and salvage at the end of its useful life.

Social Responsibility

We actively engage stakeholders across our environmental, health and safety initiatives to continually improve processes and performance as we operate our businesses with a goal of zero injuries and incidents. We strive to attract and retain a diverse and empowered workforce. Our priorities include fostering an inclusive and collaborative workplace, promoting opportunities for professional development, improving the well-being of our employees and other stakeholders, and contributing to the communities in which we operate.

Governance

Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity, independence and stockholder-aligned incentive practices at the most senior levels. Our Board of Directors includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board of Directors and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations.

GOVERNMENTAL REGULATION

Railcar Industry

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2021:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	8,800 square feet	Leased	November 30, 2031
Railcar assembly and component manufacturing	Castaños, Mexico	302,037 square feet on 40.7 acres of land	Leased	September 30, 2040
Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023
Sourcing office	Qingdao, China	1,485 square feet	Leased	October 31, 2023

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of March 22, 2022, there were approximately 63 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency.

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

Item 6. Reserved

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

During 2019, we entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States, to manufacture railcars in Castaños, Coahuila, Mexico (“Castaños”), in exchange for a 50% interest in the operation. Production of railcars at the facility began during the third quarter of 2020. On October 16, 2020, we acquired Fasemex’s 50% ownership in the joint venture in exchange for $0.2 million in cash and 2,257,234 shares of the Company's common stock. As of March 2021, we moved all of our production to the Castaños facility.

We ceased operations at the Roanoke Facility and vacated the facility as of March 31, 2020. On September 10, 2020, we announced our plan to permanently close the Shoals Facility in light of the cyclical industry downturn, which was magnified by the COVID-19 pandemic. The closure will reduce costs and align our manufacturing capacity with the current rail car market. We ceased production at the Shoals Facility in February 2021.

Restructuring and impairment charges of $6.5 million related to these actions were incurred during the year ended December 31, 2021. Restructuring and impairment charges for the year ended December 31, 2020 of $18.3 million primarily included a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals Facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.5 million and employee severance and retention charges of $3.3 million which were offset by a $15.2 million lease termination gain for the Shoals Facility.

Railcar deliveries totaled 1,731 units, consisting of 1,354 new railcars and 377 rebuilt railcars, for the year ended December 31, 2021, compared to 751 railcars delivered in the year ended December 31, 2020, including 600 new railcars and 151 rebuilt railcars. Our total backlog of firm orders for railcars increased from 1,389 railcars as of December 31, 2020 to 2,323 railcars as of December 31, 2021.

Since first being reported in December 2019, the COVID-19 pandemic continues to present risks to our business. We are closely monitoring and managing the impacts of the COVID-19 pandemic on our business, as well as the impact on the global economy, and governmental reactions to the pandemic. The United States government and the Mexico Federal Ministry of Health and Federal Ministry of Communications and Transportation cited the railcar industry as critical to the United States and Mexico’s response efforts to the pandemic. The railcar industry is susceptible to a reduction in demand associated with the overall economic slowdown caused by the virus. In addition, public health organizations and national, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting some forms of business activity. Accordingly, our ability to predict industry demand and establish forecasts for sales, operating results and cash flows may be impacted. Furthermore, our plant operations and supply chain are potentially susceptible to large-scale outbreaks of the virus within our workforce or that of any of our suppliers.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. We have taken a number of precautionary measures including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, encouraging employees to work remotely, when possible, and scheduling vaccination clinics for our employees.

The Company recognized an increase in revenue compared to the corresponding prior year which we attribute primarily to improvement in the railcar market in the latter half of 2021.

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

We generally recognize revenue at a point in time as we satisfy a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when the finished railcar is transferred to a specified railroad connection point. In certain sales contracts, revenue is recognized when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from the asset. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of railcars may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results.

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. A portion of the contracts covering our backlog at December 31, 2021 are fixed-rate contracts. Therefore, if material costs were to increase, we will likely not be able to pass on these increased costs to those customers. We manage material price increases by locking in prices where possible.

Operating loss

Operating loss represents revenues less cost of sales, loss on sale of railcars available for lease, impairment on leased railcars, gain on termination of postretirement benefit plan, selling, general and administrative expenses, and restructuring and impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenues

Our consolidated revenues for the year ended December 31, 2021 were $203.1 million compared to $108.4 million for the year ended December 31, 2020. Manufacturing segment revenues for the year ended December 31, 2021 were $192.8 million compared to $98.7 million for the year ended December 31, 2020. The increase in Manufacturing segment revenues for 2021 compared to 2020 reflects an increase in the number of railcars delivered from 751 railcars in 2020 to 1,731 railcars in 2021, which was partially offset by a lower average selling price for new railcars. Corporate and Other revenues for the year ended December 31, 2021 were $10.2 million compared to $9.7 million for the year ended December 31, 2020 reflecting higher parts sales.

Gross Profit (Loss)

Our consolidated gross profit for the year ended December 31, 2021 was $11.5 million compared to a gross loss of $13.5 million for the year ended December 31, 2020. Our consolidated gross margin was 5.6% for the year ended December 31, 2021 compared to (12.5)% for the year ended December 31, 2020. Manufacturing segment gross profit for the year ended December 31, 2021 was $8.5 million compared to a gross loss of $15.2 million for the year ended December 31, 2020. The $25.0 million increase in consolidated gross profit and $23.8 million increase in Manufacturing segment gross profit reflect a favorable volume variance of $8.7 million a favorable price/mix variance of $15.1 million which primarily consisted of a reduction in overhead costs due to the restructuring of our manufacturing footprint.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2021 were $27.5 million compared to $29.8 million for the year ended December 31, 2020. Consolidated selling, general and administrative expenses for the year ended December 31, 2021 included decreases in bad debt expense of $1.8 million, salaries and wages of $1.3 million and executive retention bonuses of $1.1 million which were partially offset by increases in stock-based compensation of $1.9 million. Consolidated selling, general and administrative expenses for the year ended December 31, 2021 were 13.6% of revenue, compared to 27.5% of revenue for the year ended December 31, 2020. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2021 were $2.6 million compared to $7.1 million for the year ended December 31, 2020 and the decrease was primarily due to decreases in allocated costs of $3.6 million and bad debt expense of $1.7 million which were partially offset by increases in consulting costs. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2021 were 1.3% of revenue compared to 7.2% of revenue for the year ended December 31, 2020. Corporate and Other selling, general and administrative expenses were $24.9 million for the year ended December 31, 2021 compared to $22.8 million for the year ended December 31, 2020. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2021 included increases in stock-based compensation expenses of $1.9 million and allocated costs of $4.0 million, which were partially offset by decreases in consulting costs of $1.2 million and executive retention bonuses of $1.1 million. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2021 also included decreases in salaries and wages of $0.9 million and medical insurance costs of $0.7 million due to lower headcount.

Impairment on Leased Railcars

During the year ended December 31, 2021, we recorded a pre-tax non-cash impairment charge of $0.2 million related to our small cube covered hopper railcars due to renegotiation of certain leases and our settlement agreement with the lender for our leasing companies. During the year ended December 31, 2020, we recorded a pre-tax non-cash impairment charge of $19.0 million related to our small cube covered hopper railcars of which $17.0 million related to the railcars which we own and $2.0 million related to the right-of-use asset associated with our leased railcar portfolio See Note 7 – Leased Railcars to our consolidated financial statements.

Restructuring and Impairment Charges

Restructuring and impairment charges for the year ended December 31, 2021 were $6.5 million compared to $18.3 million for the year ended December 31, 2020. On September 10, 2020, we announced our plan to permanently close our Shoals facility in light of the cyclical industry downturn, which had been magnified by the COVID-19 pandemic. On October 8, 2020, we reached an agreement with the Shoals facility owner and landlord to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10.1 million was sold or transferred to the Shoals landlord during 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges of $6.5 million for the year ended December 31, 2021 related to relocating some of the facility’s equipment to Castaños as well as shutting down the Shoals facility.

Restructuring and impairment charges of $18.3 million for the year ended December 31, 2020 primarily included a $17.5 million non-cash impairment charge recorded to reduce the right of use asset for the Shoals Facility lease to its fair value, non-cash impairment charges for property, plant and equipment of $9.5 million and employee severance and retention charges of $3.3 million which were offset by a $15.2 million lease termination gain for the Shoals Facility.

Operating Loss

Our consolidated operating loss for the year ended December 31, 2021 was $22.8 million compared to $80.6 million for the year ended December 31, 2020. Operating loss for the Manufacturing segment was $0.8 million for the year ended December 31, 2021 compared to $59.0 million for the year ended December 31, 2020. Corporate and Other operating loss was $22.0 million for the year ended December 31, 2021 compared to $21.6 million for the year ended December 31, 2020.

Interest Expense

Interest expense was $13.3 million for the year ended December 31, 2021 compared to $2.2 million for the year ended December 31, 2020 reflecting increased borrowings on our revolving line of credit, increased costs related to eligible collateral, an additional term loan advance during 2021 and an increase in amortization of deferred financing costs.

Loss on Change in Fair Market Value of Warrant Liability

Loss on change in fair market value of warrant liability was $14.9 million for the year ended December 31, 2021 compared to $3.7 million for the year ended December 31, 2020. The increase in the loss is primarily driven by appreciation in the Company’s stock price during the year ended December 31, 2021 which is the primary driver in the valuation of the warrants.

Gain on Extinguishment of Debt

Gain on extinguishment of debt of $10.1 million for the year ended December 31, 2021 primarily represents PPP Loan forgiveness of all outstanding PPP loan principal and accrued interest.

Income Taxes

Our income tax provision was $1.4 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020. Our income tax provision for the year ended December 31, 2021 reflects pre-tax income for our Mexico subsidiary. Our effective tax rate for the year ended December 31, 2021was (3.5)% compared to (0.4)% for the year ended December 31, 2020.

Net Loss

As a result of the foregoing, our net loss was $41.4 million for the year ended December 31, 2021, compared to a net loss of $84.4 million for the year ended December 31, 2020. For the year ended December 31, 2021 our net loss per share was $2.00 compared to net loss per share of $6.29 for the year ended December 31, 2020.

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of December 31, 2021, the interest rate on the original advance of $40.0 million under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, FreightCar North America (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”) entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Second Amendment” and together with the Term Loan Credit Agreement, the “Term Loan Credit Agreement”) with CO Finance LVS VI LLC, as lender (the “Lender”), an affiliate of a corporate credit fund, and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”), pursuant to which the principal amount of the term loan credit facility was increased by $16.0 million to a total of $56.0 million, with such additional $16.0 million (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Second Amendment. The Additional Loan closed and was funded on May 17, 2021. The Company incurred $0.5 million in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment.

The Additional Loan bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at the Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of December 31, 2021, the interest rate on the Additional Loan was 14.0%.

Pursuant to the Second Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “March 2022 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). The March 2022 Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

Pursuant to the Second Amendment, the Company was required to among other things, i) obtain a term sheet for additional financing of no less than $15.0 million by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the March 2022 Warrant, by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities, including the shares of Company stock issuable upon exercise of the March 2022 Warrant was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

On July 30, 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment” and together with the Credit Agreement, as amended, the “Term Loan Credit Agreement”) with Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of Siena Lending Group LLC (the “Revolving Loan Lender”).

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

On December 30, 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment” and together with the Credit Agreement, the “Term Loan Credit Agreement”) with Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15.0 million to a total of $71.0 million, with such additional $15.0 million (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

The Delayed Draw Loan, if funded, will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at the Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of December 31, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 6,098,217 and 5,307,539 shares, respectively, of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

Pursuant to the Second Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender the March 2022 Warrant to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). The March 2022 Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The Company believes that it is probable that the March 2022 Warrant will be issued and as such has recorded an additional warrant liability of $7.4 million during the third quarter of 2021.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021 (the “Warrant Acquisition Agreement”), the Company issued to the Lender a warrant (the “December 2021 Warrant”) to purchase a number of shares of the

Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the December 2021 Warrant is exercised (after giving effect to such issuance). The December 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of December 31, 2021, the December 2021 Warrant was exercisable for an aggregate of 1,325,699 shares of common stock of the Company with a per share exercise price of $0.01

In addition, to the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of the Company’s common stock, par value $0.01 per share, equal to 3% of the Company’s outstanding common stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million, (the "Maximum Revolving Facility Amount") consisting of revolving loans (the Revolving Loans").

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

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20.0 million, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limited availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by Siena from time to time in accordance with the Siena Loan Agreement.

On July 30, 2021, the Loan Parties and Siena entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

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

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement). As of December 31, 2021, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 5.26%.

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

As of December 31, 2021, the Company had $24.0 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $0.1 million. As of December 31, 2020, the Company had $6.9 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9.7 million. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement and incurred $1.0 million in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

On February 23, 2022 we entered into an amendment to the Siena Loan Agreement which, among other things, increased the Maximum Revolving Facility Amount to $35.0 million. See Note 23 Subsequent Events.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID=19 pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10.0 million (the “PPP Loan”). Since the entire PPP Loan was used for payroll, utilities and interest, management anticipated that the majority of the PPP Loan would be forgiven. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years. On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10.0 million balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero. The Company recognized a gain on extinguishment of debt of $10.1 million related to PPP Loan forgiveness during 2021.

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

On April 16, 2019, Freightcar Leasing Borrower also entered into a Security Agreement with M&T (the “M&T Security Agreement”) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

On April 16, 2019, FreightCar America Leasing, LLC, a wholly-owned subsidiary of the Company and parent of Freightcar Leasing Borrower (“Freightcar Leasing Guarantor”), entered into (i) a Guaranty Agreement with M&T (the “M&T Guaranty Agreement”) pursuant to which Freightcar Leasing Guarantor guarantees the repayment and performance of certain obligations of Freightcar Leasing Borrower and (ii) a Pledge Agreement with M&T (the “M&T Pledge Agreement”) pursuant to which Freightcar Leasing Guarantor pledged all of the equity of Freightcar Leasing Borrower held by Freightcar Leasing Guarantor.

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

On December 28, 2021 (the “Execution Date”), FreightCar Leasing Borrower, FreightCar Leasing Guarantor (together with the FreightCar Leasing Borrower, the “Obligors”), the Company, FreightCar America Railcar Management, LLC, a Delaware limited liability company (“FCA Management”), and M&T, entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with respect to the M&T Credit Agreement and its related Credit Documents (as defined in the M&T Credit Agreement), as well as certain intercompany services agreements related thereto.

Pursuant to the Forbearance Agreement, the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by the Borrower to M&T pursuant to the M&T Security Agreement, between the Borrower and M&T (the “Collateral”)) and all the provisions of the M&T Security Agreement. During the period from Execution Date until the termination of the Forbearance Agreement, M&T may not take any action against the Obligors or exercise or enforce any rights or remedies provided for in the Credit Documents or otherwise available to it. The M&T Credit Agreement is not being amended.

On December 1, 2023, or sooner if requested by M&T (the “Turnover Date”), the Borrower shall execute and deliver to M&T documents required to deliver and assign to M&T all the leased railcars and related leases serving as Collateral for the M&T Credit Agreement.

Upon the Turnover Date and the Obligors’ performance of their respective obligations under the Forbearance Agreement, including the delivery of certain Collateral to M&T upon the Turnover Date, all Obligations (as defined in the M&T Credit Agreement) shall be deemed satisfied in full, M&T shall no longer have any further claims against the Obligors under the M&T Credit Documents and the Credit Documents shall automatically terminate and be of no further force or effect except for the provisions thereof that expressly survive termination.

The Forbearance Agreement contains customary releases at execution for all affiliates of the Company (other than the Obligors) and agreements to deliver final releases with respect to the Obligors upon their performance under the Forbearance Agreement. The Company also agreed to turn over to M&T on the Effective Date certain rents in the amount of $0.7 million that it had previously collected as servicing agent for the Borrower, and to continue to provide such services through the Turnover Date without a service fee, and after the Turnover Date through the return of the railcars serving as Collateral, for a service fee.

As of December 31, 2021 and December 31, 2020, FreightCar Leasing Borrower had $7.9 million and $10.1 million, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6.6 million and $7.0 million, respectively. As of December 31, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.25%.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $5.0 million and $10.6 million as of December 31, 2021 and 2020, respectively. Restricted deposits of $0.3 million and $3.2 million as of December 31, 2021 and 2020, respectively, relate to a customer deposit for purchase of railcars. Restricted deposits of $4.7 million and $7.4 million as of December 31, 2021 and 2020, respectively, are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of December 31, 2021 are scheduled to expire at various dates through December 10, 2022.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our Term Loan Credit Agreement and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Additionally, our Value Added Tax ("VAT") receivable has grown over the past year and has become a significant part of the Company’s working capital structure. We continue to work through the return process and have made progress during 2021 in recovering VAT refunds.

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

Benefits under our pension plan are now frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2021, our benefit obligation under our defined benefit pension plan was $50.9 million, which exceeded the fair value of plan assets by $0.04 million. We made no contributions to our defined benefit pension plan during 2021 and are not required to make any contributions to our defined benefit pension plan in 2022. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(55,397)	$(58,905)
Investing activities	(1,675)	(6,092)
Financing activities	29,265	52,787
Total	$(27,807)	$(12,210)

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

Our net cash used in operating activities for the year ended December 31, 2021 was $55.4 million compared to $58.9 million for the year ended December 31, 2020. Our net cash used in operating activities for the year ended December 31, 2021 reflects changes in working capital, including increases in VAT receivable of $24.7 million due to production increases and delays in receiving VAT refunds and inventory of $12.4 million to meet current production needs for the start-up of several new railcar orders. Our net cash used in operating activities for the year ended December 31, 2020 reflects changes in working capital, including increases in inventory of $17.9 million and increases in accounts receivable of $6.9 million. Our net cash used in operating activities for the year ended December 31, 2020 includes non-cash restructuring and impairment charges of $11.7 million related to the closure of the Shoals Facility and the Roanoke Facility and a non-cash impairment charge of $19.0 million for leased railcars.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2021 was $1.7 million and primarily represented capital expenditures of $2.3 million which were partially offset by the $0.2 million maturity of restricted certificates of deposit and $0.4 million proceeds from sale of property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2020 was $6.1 million and primarily represented capital expenditures of $9.8 million which were partially offset by the $3.6 million maturity of restricted certificates of deposit (net of purchases).

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 was $29.3 million and included proceeds from issuance of long-term debt of $16.0 million and net borrowings on revolving line of credit of $15.0 million which were partially offset by deferred financing costs of $1.7 million. Net cash provided by financing activities for the year ended December 31, 2020 was $52.8 million and primarily represented proceeds from issuance of long-term debt of $50.0 million and net borrowings on revolving line of credit of $6.8 million which were partially offset by deferred financing costs of $3.8 million.

Capital Expenditures

Our capital expenditures were $2.3 million for the year ended December 31, 2021 compared to $9.8 million for the year ended December 31, 2020 and primarily related to our new Castaños, Mexico facility. We anticipate capital expenditures during 2022 to be approximately $7.0 million to $8.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include, useful lives of long-lived assets, warranty accruals, pension benefit assumptions, evaluation of property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

During the fourth quarter of 2021, we performed a cash flow recoverability test of our small cube covered hopper railcars because we believed our renegotiation of certain leases and our settlement agreement with the lender for our leasing companies constituted an impairment triggering event. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of our fleet of small cube covered hopper railcars and determine the amount of an impairment loss, if any. The results of our analysis indicated an estimated fair value of the asset group of approximately $6.6 million, in comparison to the asset group's carrying amount of $6.8 million. As a result of this analysis we recorded a pre-tax non-cash impairment charge of $0.2 million related to our small cube covered hopper railcars during the fourth quarter of 2021.

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

In 2021, we assumed that the expected long-term rate of return on pension plan assets would be 5.00%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2021:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ (467)	$ 467

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2021, we determined this rate on our pension plan to be 2.84% an increase of 0.36% from the 2.48% rate used at December 31, 2020. A change of one hundred basis points in the discount rate would have the following effect:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ 102	$ (150)

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2021with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted Pri-2012 with MP-2021 for purposes of measuring its pension obligations at December 31, 2021.

For the years ended December 31, 2021 and 2020, we recognized consolidated pre-tax pension benefit cost (income) of $(0.8) million and $(0.4) million, respectively. We are not required to make any contributions to our pension plan during 2022. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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

As of December 31, 2021 and 2020, we concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. As of December 31, 2021, we had deferred tax assets of $72.0 million for which there was a valuation allowance of $67.2 million and we had total net deferred tax liabilities of $0.05 million.

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

Revenue recognition

We generally recognize revenue at a point in time as we satisfy a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when the finished railcar is transferred to a specified railroad connection point. In certain sales contracts, revenue is recognized when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. We treat shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. We generally do not provide discounts or rebates in the normal course of business. As a practical expedient, we recognize the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that we otherwise would have recognized is one year or less. Performance obligations are satisfied and we recognize revenue from most parts sales when the parts are shipped to customers. We recognize operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. We recognize revenue from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

We recognize a loss against related inventory when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, the potential financial and operational impacts of the COVID-19 pandemic; the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, and delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers and other competitive factors. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FreightCar America, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of FreightCar America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

CO Finance LVS VI LLC Common Stock Warrant

As described further in note 12 to the financial statements, on November 24, 2020, the Company’s stockholders approved the issuance of a warrant (the “Warrant”) under its October 13, 2020 Credit Agreement with financing partner CO Finance LVS VI LLC. The Warrant provides the holder the option to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 36% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its consolidated balance sheet primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. As of December 31, 2021, the Company estimated the fair value of the Warrant liability to be approximately $32.5 million. We identified the assessment of the accounting classification for the common stock warrant as a critical audit matter.

The principal considerations for our determination that accounting for warrants is a critical audit matter are the complex provisions affecting classification that require significant audit effort including evaluating each feature of these warrants and the impact of these features on the classification.

Our audit procedures related to the common stock warrant included the following, among others:

•
We obtained an understanding of and evaluated the design of controls over management’s technical accounting assessment of the balance sheet classification of the Warrant.

•
We read the applicable agreements and compared the key terms from the agreements to management’s analysis of the transaction.
•
With the assistance of professionals in our firm having specialized skill and knowledge in accounting for debt and equity instruments, we evaluated management’s conclusions regarding the balance sheet classifications of the Warrant through evaluation of the terms within the applicable agreements and considering the applicable generally accepted accounting standards.
•
We evaluated the Company’s disclosures related to the financial statement impacts of the transaction.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 21, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FreightCar America, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FreightCar America, Inc and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the result of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 24, 2021

We began serving as the Company’s auditor in 1999. In 2021, we became the predecessor auditor.

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)
	December 31, 2021	December 31, 2020
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$26,240	$54,047
Restricted certificates of deposit	-	182
Accounts receivable, net of allowance for doubtful accounts of $323 and $1,235 respectively	9,571	9,421
VAT receivable	31,136	4,462
Inventories, net	56,012	38,831
Assets held for sale	-	10,383
Related party asset	8,680	-
Prepaid expenses	5,087	3,652
Total current assets	136,726	120,978
Property, plant and equipment, net	18,236	19,642
Railcars available for lease, net	20,160	20,933
Right of use asset	16,669	18,152
Other long-term assets	8,873	3,037
Total assets	$200,664	$182,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$41,185	$17,840
Related party accounts payable	8,870	814
Accrued payroll and other employee costs	2,912	2,505
Reserve for workers' compensation	1,563	2,645
Accrued warranty	2,533	5,216
Customer deposits	3,300	4,351
Deferred income state and local incentives, current	1,291	2,219
Lease liability, current	1,955	11,635
Current portion of long-term debt	—	17,605
Other current liabilities	5,711	6,319
Total current liabilities	69,320	71,149
Long-term debt, net of current portion	79,484	37,668
Warrant liability	32,514	12,730
Accrued pension costs	35	7,046
Deferred income state and local incentives, long-term	1,216	2,503
Lease liability, long-term	16,617	18,549
Other long-term liabilities	3,134	2,600
Total liabilities	202,320	152,245
Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 15,947,228 and 15,861,406 shares issued at December 31, 2021 and December 31, 2020, respectively	190	159
Additional paid in capital	83,742	82,064
Treasury stock, at cost, 0 and 327,577 shares at December 31, 2021 and December 31, 2020, respectively	—	(1,344)
Accumulated other comprehensive loss	(5,522)	(11,763)
Accumulated deficit	(80,066)	(38,619)
Total stockholders' (deficit) equity	(1,656)	30,497
Total liabilities and stockholders’ (deficit) equity	$200,664	$182,742
See notes to consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year Ended December 31,
	2021	2020

Revenues	$203,050	$108,447
Cost of sales	191,592	121,949
Gross profit (loss)	11,458	(13,502)
Selling, general and administrative expenses	27,532	29,815
Impairment on leased railcars	158	18,951
Restructuring and impairment charges	6,530	18,325
Operating loss	(22,762)	(80,593)
Interest expense	(13,317)	(2,225)
Loss on change in fair market value of warrant liability	(14,894)	(3,657)
Gain on extinguishment of debt	10,122	-
Other income	817	576
Loss before income taxes	(40,034)	(85,899)
Income tax provision	1,413	199
Net loss	(41,447)	(86,098)
Less: Net loss attributable to noncontrolling interest in JV	-	(1,655)
Net loss attributable to FreightCar America	$(41,447)	$(84,443)
Net loss per common share attributable to FreightCar America- basic	$(2.00)	$(6.29)
Net loss per common share attributable to FreightCar America- diluted	$(2.00)	$(6.29)
Weighted average common shares outstanding – basic	20,766,398	13,432,428
Weighted average common shares outstanding – diluted	20,766,398	13,432,428

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(41,447)	$(86,098)
Other comprehensive loss net of tax:
Pension and postretirement liability adjustments, net of tax	6,241	(983)
Comprehensive loss	$(35,206)	$(87,081)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated			Total
			Additional			Other	Retained		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Earnings	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Interest in JV	(Deficit)
Balance, December 31, 2019	12,731,678	$127	$83,027	(44,855)	$(989)	$(10,780)	$45,824	$(55)	$117,154
Net loss	-	-	-	-	-	-	(84,443)	(1,655)	(86,098)
Acquisition of JV non-controlling interest	2,257,234	23	(1,904)	-	-	-	-	1,710	(171)
Other comprehensive income	-	-	-	-	-	(983)	-	-	(983)
Restricted stock awards	872,494	9	(9)	-	-	-	-	-	-
Employee stock settlement	-	-	-	(5,717)	(9)	-	-	-	(9)
Forfeiture of restricted stock awards	-	-	346	(277,005)	(346)	-	-	-	-
Stock-based compensation recognized	-	-	604	-	-	-	-	-	604
Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	$—	$30,497
Net loss	-	-	-	-	-	-	(41,447)	-	(41,447)
Other comprehensive income	-	-	-	-	-	6,241	-	-	6,241
Restricted stock awards	213,465	2	(2)	-	-	-	-	-	-
Employee stock settlement	(1,638)	-	(5)	(2,215)	(7)	-	-	-	(12)
Forfeiture of restricted stock awards	(144,026)	(2)	432	(116,795)	(431)	-	-	-	(1)
Exercise of stock appreciation rights	10,237	-	54	-	-	-	-	-	54
Stock-based compensation recognized	-	-	762	-	-	-	-	-	762
Equity fees	7,784	31	437	446,587	1,782	-	-	-	2,250
Balance, December 31, 2021	15,947,228	$190	$83,742	-	$—	$(5,522)	$(80,066)	$-	$(1,656)

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2021	2020
Cash flows from operating activities	(in thousands)
Net loss	$(41,447)	$(86,098)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	6,530	18,325
Depreciation and amortization	4,304	9,202
Non-cash lease expense on right-of-use assets	1,483	7,063
Recognition of deferred income from state and local incentives	(2,215)	(2,219)
Loss on change in fair market value for warrant liability	14,894	3,657
Impairment on leased railcars	158	18,951
Stock-based compensation recognized	2,977	1,034
Non-cash interest expense	5,502	1,023
Gain on extinguishment of debt	(10,122)	-
Other non-cash items, net	529	4,192
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(150)	(2,430)
VAT receivable	(24,675)	(4,462)
Inventories	(12,369)	(17,942)
Other assets	(674)	1,763
Related party asset, net	(624)	813
Accounts and contractual payables	7,878	3,162
Accrued payroll and employee benefits	487	(2,027)
Income taxes payable	349	1,127
Accrued warranty	(2,683)	(3,172)
Lease liability	(2,106)	(11,553)
Customer deposits	(1,051)	(772)
Other liabilities	(1,571)	1,812
Accrued pension costs and accrued postretirement benefits	(801)	(354)
Net cash flows used in operating activities	(55,397)	(58,905)
Cash flows from investing activities
Purchase of restricted certificates of deposit	-	(4,219)
Maturity of restricted certificates of deposit	182	7,806
Purchase of property, plant and equipment	(2,290)	(9,849)
Proceeds from sale of property, plant and equipment and railcars available for lease	433	170
Net cash flows used in investing activities	(1,675)	(6,092)
Cash flows from financing activities
Proceeds from issuance of long-term debt	16,000	50,000
Deferred financing costs	(1,688)	(3,811)
Borrowings on revolving line of credit	48,400	6,874
Repayments on revolving line of credit	(33,378)	(95)
Cash paid to acquire JV non-controlling interest	—	(172)
Employee stock settlement	(12)	(9)
Payment for stock appreciation rights exercised	(57)	-
Net cash flows provided by financing activities	29,265	52,787
Net decrease in cash and cash equivalents	(27,807)	(12,210)
Cash, cash equivalents and restricted cash equivalents at beginning of year	54,047	66,257
Cash, cash equivalents and restricted cash equivalents at end of year	$26,240	$54,047
Supplemental cash flow information
Interest paid	$6,537	$421
Income tax refunds received, net of payments	$5	$938
Stock issued for acquisition	$—	$3,237
Non-cash transactions
Change in unpaid construction in process	$122	$(489)
Accrued PIK interest paid through issuance of PIK Note	$1,278	$-
Issuance of warrants	$4,891	$9,073

See notes to the consolidated financial statements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

During 2019, the Company entered into a joint venture arrangement with Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”), a Mexican company with operations in both Mexico and the United States, to manufacture railcars in Castaños, in exchange for a 50% interest in the operation. Production of railcars at the Castaños facility began during the third quarter of 2020. On October 16, 2020, the Company acquired Fasemex’s 50% ownership in the joint venture. As of March 2021, the Company moved all of its production to the Castaños facility.

The Company ceased operations at its Roanoke, Virginia manufacturing facility (the “Roanoke Facility”) and vacated the facility as of March 31, 2020. On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The closure will reduce costs and align the Company’s manufacturing capacity with the current rail car market. The Company ceased production at the Shoals Facility in February 2021. See Note 8–Restructuring and Impairment Charges.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, useful lives of long-lived assets, warranty accruals, workers’ compensation accruals, pension benefit assumptions, stock compensation, evaluation of property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, accounts receivable, accounts payable and long-term debt) as of December 31, 2021 and 2020, have fair values that approximate their carrying values.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

Product Warranties

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year Ended
	December 31,
	2021	2020
Railcar sales	$189,579	$94,455
Parts sales	10,228	9,597
Revenues from contracts with customers	199,807	104,052
Leasing revenues	3,243	4,395
Total revenues	$203,050	$108,447

The Company generally recognizes revenue at a point in time as it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer.

Railcar Sales

Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when the finished railcar is transferred to a specified railroad connection point. In certain sales contracts, revenue is recognized when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. When a railcar sales contract contains multiple performance obligations, the Company allocates the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The Company treats shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. The Company does not provide discounts or rebates in the normal course of business.

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is generally one year or less.

Parts Sales

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company has no contract assets as of December 31, 2021. The Company has approximately $445 in contract assets as of December 31, 2020. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2021 and 2020 were $4,807 and $6,930, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2021 with expected duration of greater than one year of $14,850.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The ASU also updates and improves the consistency of earnings per share calculations for convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

Note 3 – Leases

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases are between 1.5 and 19 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the consolidated balance sheet. Operating lease ROU assets are presented within long term assets, the current portion of operating lease liabilities are presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the consolidated balance sheet.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease costs:
Fixed	$3,710	$9,719
Short-term	761	843
Total lease cost	$4,471	$10,562

Supplemental balance sheet information related to leases were as follows:
	December 31, 2021	December 31, 2020
Operating leases:
Right of use assets	$16,669	$18,152

Lease liabilities:
Lease liability, current	$1,955	$11,635
Lease liability, long-term	16,617	18,549
Total operating lease liabilities	$18,572	$30,184

Supplemental cash flow information is as follows:
	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,315	$14,209
Total	$4,315	$14,209

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$-	$15,939
Total	$-	$15,939

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

The aggregate future lease payments for operating leases as of December 31, 2021 are as follows:

Operating leases
2022	$4,050
2023	2,920
2024	2,177
2025	2,221
2026	2,432
Thereafter	33,278
Total lease payments	47,078
Less: interest	(28,506)
Total	$18,572

Weighted-average remaining lease term (years)
Operating leases	17.5
Weighted-average discount rate
Operating leases	12.9%

On October 8, 2020, the Company reached an agreement with the Shoals Facility owner and Landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021, with a single one-month extension of the new February 28, 2021 expiration date at the option of the Company. The lease termination resulted in a lease termination gain of $15,234 during 2020.

Note 4 – Fair Value Measurements

The following table sets forth by level within the ASC 820 Fair Value Measurement fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$32,514	$-	$32,514

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$6,638	$6,638

Recurring Fair Value Measurements	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$12,730	$-	$12,730

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$10,383	$10,383
Right of use assets	$-	$-	$28,960	$28,960
Property, plant and equipment, net	$-	$-	$11,515	$11,515
Railcars available for lease, net	$-	$-	$13,175	$13,175

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at December 31, 2021 and 2020, is a Level 2 measurement.

On September 10, 2020 the Company announced its plan to permanently close its Shoals Facility. In connection with the announcement, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash impairment charges of $8,978 for property, plant and equipment at the Shoals Facility and $17,540 for the right of use asset were recognized during 2020. Assets held for sale represents property, plant and equipment to be sold or transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment. See Note 8 –Restructuring and Impairment Charges for more information regarding the non-recurring fair value measurement considerations during the year ended December 31, 2020 for the impairment charge related to the Shoals Facility.

See Note 7 for more information regarding the non-recurring fair value measurement considerations during the years ended December 31, 2021 and 2020, for the impairment charge related to our leased small cube covered hopper railcars.

Note 5 – Restricted Cash and Restricted Cash Equivalents

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash and restricted cash equivalents approximates fair value.

The Company’s restricted cash balances are as follows:

	December 31,	December 31,
	2021	2020
Restricted cash from customer deposit	$282	$3,204
Restricted cash to collateralize standby letters of credit	1,133	3,396
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,855
Total restricted cash and restricted cash equivalents	$4,957	$10,455

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,	December 31,
	2021	2020
Work in process	$50,887	$34,355
Parts inventory	5,125	4,476
Total inventories, net	$56,012	$38,831

Inventory on the Company’s consolidated balance sheets includes reserves of $1,621 and $9,836 relating to excess or slow-moving inventory for parts and work in process at December 31, 2021 and 2020, respectively.

Note 7 – Leased Railcars

Railcars available for lease at December 31, 2021 were $20,160 (cost of $23,717 and accumulated depreciation of $3,557) and at December 31, 2020 were $20,933 (cost of $24,054 and accumulated depreciation of $3,121). Depreciation expense on railcars available for lease was $646 and $1,015 for the years ended December 31, 2021 and 2020, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Leased railcars are subject to lease agreements with external customers with remaining terms of up to three and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2021 are as follows:

Year ending December 31, 2022	$2,769
Year ending December 31, 2023	1,385
Year ending December 31, 2024	334
Year ending December 31, 2025	100
Year ending December 31, 2026	-
Thereafter	-
$4,588

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

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Note 8 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. The Company ceased production at the Shoals Facility in February 2021. In connection with the announcement, the Company estimated the fair value of the related asset group because it determined that an impairment trigger had occurred due to the shortened asset recoverability timeframe. Non-cash restructuring and impairment charges totaling $26,576 were recognized during 2020. These non-cash charges for 2020 related to the ROU asset ($17,540) and property, plant and equipment at the Shoals Facility ($9,036). In connection with the impairment the Company reassessed the estimated useful lives of equipment that continues to be used by the Company (primarily in Castaños) and is depreciating it over their remaining useful lives. Restructuring and impairment charges for 2020 included cash charges of $6,578 which included employee severance and retention charges and other costs to close the facility and transfer equipment to Castaños.

The fair value of the ROU asset was estimated using an income valuation approach known as the “sublease” discounted cash flow (“DCF”) model in which the cash flows were based on current market-based lease pricing ($3.5 per square foot) over the remaining term of the Shoals Facility lease (75 months). The cash flows were discounted to present value using a market-derived rate of return of 6.50%.

The Shoals Facility personal property was abandoned in place at the facility, sold, transferred to another FCA facility (primarily Castaños), or scrapped. The assets abandoned in place represent property, plant and equipment transferred to the Shoals landlord as consideration for the landlord’s entry into the lease amendment described below. The premise of fair value differs for each type of asset disposition. The fair value of the personal property assets abandoned in place at the Shoals Facility were analyzed under a fair value in continued use (“In-Use”) premise. This premise assumes that the assets will continue to be used in the ongoing operation of the facility and therefore includes installation, other assembly, freight, engineering, electrical set-up and process piping costs that would be required to make the assets fully operational. Assets sold or transferred were analyzed under the In-Exchange (“In-Exchange”) premise of fair value. Under this premise, we considered the value of the assets assuming an orderly sale on a stand-alone basis. It is assumed the assets were sold on an as-is, where-is basis and alternative uses for the assets from the originally designed purpose are considered. Any remaining personal property assets that were neither abandoned in place nor sold/transferred were considered unmarketable and were valued under a scrap value premise.

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

On October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. The lease termination resulted in a lease termination gain of $15,234 during 2020. Property, plant and equipment reported as Assets Held for Sale on the balance sheet as of December 31, 2020 with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges related to the plant closure for 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños.

Restructuring and impairment charges are reported as a separate line item on the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020, and are detailed below:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

	Year Ended
	December 31,
	2021	2020
Impairment and loss on right of use asset	$-	$17,540
Lease termination gain	-	(15,200)
Impairment and loss on disposal of machinery and equipment	1,591	9,527
Employee severance and retention	(5)	3,285
Other charges related to facility closure	4,944	3,173
Total restructuring and impairment costs	$6,530	$18,325

Accrued restructuring and impairment charges primarily related to the Manufacturing segment and are detailed below:

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of December 31, 2021

Impairment and loss on disposal of machinery and equipment	$-	$-	$269	$-	$-
Employee severance and retention	1,596	-	(80)	(1,353)	163
Other charges related to facility closure	251	6,437	(96)	(6,688)	-
Total restructuring and impairment costs	$1,847	$6,437	$93	$(8,041)	$163

	Accrued as of December 31, 2019	Cash Charges	Non-cash charges	Cash payments	Accrued as of December 31, 2020

Impairment and loss on right of use asset	$-	$-	$17,540	$-	$-
Impairment and loss on disposal of machinery and equipment	-	-	9,527	-	-
Lease termination gain			(15,200)
Employee severance and retention	647	3,285	-	(2,336)	1,596
Other charges related to facility closure	359	3,293	(120)	(3,401)	251
Total restructuring and impairment costs	$1,006	$6,578	$11,747	$(5,737)	$1,847

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2021	2020

Buildings and improvements	$162	$162
Leasehold improvements	3,954	3,341
Machinery and equipment	33,808	33,243
Software	8,560	8,560
Construction in process	401	85
Total cost	46,885	45,391
Less: Accumulated depreciation and amortization	(28,649)	(25,749)
Total property, plant and equipment, net	$18,236	$19,642

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Depreciation expense for the years ended December 31, 2021 and 2020, was $3,658 and $8,187, respectively.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020

Balance at the beginning of the year	$5,216	$8,388
Current year provision	200	451
Reductions for payments, costs of repairs and other	(1,358)	(1,756)
Adjustments to prior warranties	(1,525)	(1,867)
Balance at the end of the year	$2,533	$5,216

Adjustments to prior warranties includes changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at the Shoals Facility. In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals Facility. This amount was received in January 2017. Under the incentive agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. In the event that employment levels drop below the minimum targeted levels of employment and any portion of the incentives is required to be paid back, the amount is unlikely to exceed the deferred liability balance at December 31, 2021.

The changes in deferred income from these incentives for the years ended December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Balance at the beginning of the year	$4,722	$6,941
Recognition of state and local incentives as a reduction of cost of sales	(2,215)	(2,219)
Balance at the end of the year, including current portion	$2,507	$4,722

Note 12 – Debt Financing and Revolving Credit Facilities

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of December 31, 2021, the interest rate on the original advance under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, the Loan Parties entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Second Amendment” and together with the Term Loan Credit Agreement, the “Term Loan Credit Agreement”) with Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $16,000 to a total of $56,000, with such additional $16,000 (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Second Amendment. The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment.

The Additional Loan bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at the Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of December 31, 2021, the interest rate on the Additional Loan was 14.0%.

Pursuant to the Second Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “March 2022 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). The March 2022 Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

Pursuant to the Second Amendment, the Company was required to, among other things, i) obtain a term sheet for additional financing of no less than $15,000 by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the March 2022 Warrant, by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities, including the shares of Company stock issuable upon exercise of the March 2022 Warrant was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

On July 30, 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment” and together with the Credit Agreement, as amended, the “Term Loan Credit Agreement”) with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

$25,000 for the account of the Company and for the benefit of Siena Lending Group LLC (the “Revolving Loan Lender”).

On December 30, 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment” and together with the Credit Agreement, the “Term Loan Credit Agreement”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15,000 to a total of $71,000, with such additional $15,000 (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

The Delayed Draw Loan, if funded, will bear interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at the Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of December 31, 2021 and December 31, 2020, the Warrant was exercisable for an aggregate of 6,098,217 and 5,307,539 shares, respectively, of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

Pursuant to the Second Amendment, in the event that the Additional Loan is not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender the March 2022 Warrant to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). The March 2022 Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The Company believes that it is probable that the March 2022 Warrant will be issued and as such has recorded an additional warrant liability of $7,351 during the third quarter of 2021.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021 (the “Warrant Acquisition Agreement”), the Company issued to the Lender a warrant (the “December 2021 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the December 2021 Warrant is exercised (after giving effect to such issuance). The December 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of December 31, 2021, the December 2021 Warrant was exercisable for an aggregate of 1,325,699 shares of common stock of the Company with a per share exercise price of $0.01.

In addition, to the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of the Company’s common stock, par value $0.01 per share, equal to 3% of the Company’s outstanding common stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

The following schedule shows the change in fair value of the Warrant as of December 31, 2021.

Warrant liability as of December 31, 2020	$12,730
Change in fair value	14,894
Warrants issued	4,890
Warrant liability as of December 31, 2021	$32,514

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

On July 30, 2021, the Loan Parties and Siena entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

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

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement). As of December 31, 2021, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 5.26%.

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

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

As of December 31, 2021, the Company had $24,026 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $122. As of December 31, 2020, the Company had $6,874 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $9,701. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program (“PPP”), authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. In June 2020, Congress enacted the Paycheck Protection Program Flexibility Act (“PPPFA”), amending the PPP.

Loans obtained through the PPP, as amended, are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 16, 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10,000 (the “PPP Loan”). Since the entire PPP Loan was used for payroll, utilities and interest, management anticipated that the majority of the PPP Loan would be forgiven. The Company filed an application for PPP Loan forgiveness on October 28, 2020 along with a request for extension of the term of the PPP Loan to five years. On July 14, 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10,000 balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero. The Company recognized a gain on extinguishment of debt of $10,129 related to PPP Loan forgiveness during 2021.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

On December 28, 2021 (the “Execution Date”), FreightCar Leasing Borrower, FreightCar Leasing Guarantor (together with FreightCar Leasing Borrower, the “Obligors”), the Company, FreightCar America Railcar Management, LLC, a Delaware limited liability company (“FCA Management”), and M&T, entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with respect to M&T Credit Agreement and its related Credit Documents (as defined in the M&T Credit Agreement), as well as certain intercompany services agreements related thereto.

Pursuant to the Forbearance Agreement, the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by the Borrower to M&T pursuant to the M&T Security Agreement (the “Collateral”)) and all the provisions of the M&T Security Agreement. During the period from Execution Date until the termination of the Forbearance Agreement, M&T may not take any action against the Obligors or exercise or enforce any rights or remedies provided for in the Credit Documents or otherwise available to it. The M&T Credit Agreement is not being amended.

On December 1, 2023, or sooner if requested by the Lender (the “Turnover Date”), the Borrower shall execute and deliver to M&T documents required to deliver and assign to the Lender all the leased railcars and related leases serving as Collateral for the M&T Credit Agreement.

Upon the Turnover Date and the Obligors’ performance of their respective obligations under the Forbearance Agreement, including the delivery of certain Collateral to M&T upon the Turnover Date, all Obligations (as defined in the M&T Credit Agreement) shall be deemed satisfied in full, M&T shall no longer have any further claims against the Obligors under the Credit Documents and the Credit Documents shall automatically terminate and be of no further force or effect except for the provisions thereof that expressly survive termination.

The Forbearance Agreement contains customary releases at execution for all affiliates of the Company (other than the Obligors) and agreements to deliver final releases with respect to the Obligors upon their performance under the Forbearance Agreement. The Company also agreed to turn over to M&T on the Effective Date certain rents in the amount of $715 that it had previously collected as servicing agent for the Borrower, and to continue to provide such

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

services through the Turnover Date without a service fee, and after the Turnover Date through the return of the railcars serving as Collateral, for a service fee.

As of December 31, 2021 and December 31, 2020, FreightCar Leasing Borrower had $7,917 and $10,105, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,638 and $6,975, respectively. As of December 31, 2021, the interest rate on outstanding debt under the M&T Credit Agreement was 4.25%.

Long-term debt consists of the following as of December 31, 2021.

	December 31,
	2021	2020
M&T Credit Agreement outstanding	$7,917	$10,105
SBA Payroll Protection Program Loan outstanding	-	10,000
Siena Loan Agreement outstanding	24,026	6,874
Term Loan Credit Agreement outstanding	57,278	40,000
Total debt	89,221	66,979
Less Term Loan Credit Agreement discount	(7,077)	(8,892)
Less Term Loan Credit Agreement deferred financing costs	(2,660)	(2,814)
Total debt, net of discount and deferred financing costs	79,484	55,273
Less amounts due within one year	-	(17,605)
Long-term debt, net of current portion	$79,484	$37,668

The fair value of long-term debt approximates its carrying value as of December 31, 2021 and 2020.

Estimated annual maturities of long-term debt, including the current portion at December 31, 2021 are as follows based on the most recent debt agreements.

2022	$-
2023	31,943
2024	-
2025	57,278
2026	-
Thereafter	-
89,221

Note 13 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2021
Pension liability activity:
Actuarial gain	$5,620	$-	$5,620
Reclassification adjustment for amortization of net loss (pre-tax other income)	621	-	621
	$6,241	$-	$6,241

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2020
Pension liability activity:
Actuarial loss	$(1,544)	$-	$(1,544)
Reclassification adjustment for amortization of net loss (pre-tax other income)	561	-	561
	$(983)	$-	$(983)

The components of accumulated other comprehensive loss consist of the following:

	December 31,	December 31,
	2021	2020
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(5,522)	$(11,763)

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

The Company has elected to utilize a full yield curve approach in estimating the interest component for pension benefits by applying the specific spot rates along the yield curve used in determining the benefit obligation to the relevant projected cash flows.

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2021 and 2020, are as follows:

	Pension Benefits
	2021	2020
Change in benefit obligation
Benefit obligation – Beginning of year	$55,359	$53,294
Interest cost	944	1,430
Actuarial (gain) loss	(2,098)	3,870
Benefits paid	(3,267)	(3,235)
Benefit obligation – End of year	50,938	55,359
Change in plan assets
Plan assets – Beginning of year	48,314	46,784
Return on plan assets	5,856	4,765
Benefits paid	(3,267)	(3,235)
Plan assets at fair value – End of year	50,903	48,314
Funded status of plans – End of year	$(35)	$(7,045)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

	Pension Benefits
	2021	2020
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-
Noncurrent liabilities	(35)	(7,045)
Net amount recognized at December 31	$(35)	$(7,045)

Amounts recognized in accumulated other comprehensive loss but not yet recognized in earnings at December 31, 2021 and 2020, are as follows:

	Pension Benefits
	2021	2020

Net actuarial loss	$11,803	$18,045
	$11,803	$18,045

Components of net periodic benefit cost for the years ended December 31, 2021 and 2020, are as follows:

	Pension Benefits
	2021	2020
Components of net periodic benefit cost
Interest cost	$944	$1,430
Expected return on plan assets	(2,335)	(2,438)
Amortization of unrecognized net loss (gain)	621	562
Total net periodic (income) benefit cost	$(770)	$(446)

The increase (decrease) in accumulated other comprehensive loss (pre-tax) for the years ended December 31, 2021 and 2020, are as follows:

	Pension Benefits
	2021	2020
Net actuarial (gain) loss	$(5,620)	$1,544
Amortization of net actuarial (gain) loss	(621)	(561)
Total recognized in accumulated other comprehensive loss	$(6,241)	$983

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2021:

Pension Benefits

2022	$3,206
2023	3,234
2024	3,195
2025	3,175
2026	3,139
2027 through 2031	14,897

The Company is not required to make any contributions to its pension plan in 2022 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

	Pension Benefits
	2021	2020
Discount rates	2.84%	2.48%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2021with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company has historically utilized the Society of Actuaries’ published mortality data in its plan assumptions. Accordingly, the Company adopted Pri-2012 with MP-2021 for purposes of measuring its pension obligations at December 31, 2021.

The 2021 actuarial gain of $2,098 was largely the result of the change in the yield curve. The impact of the mortality improvement scale MP-2021also created a slight actuarial gain for 2021. The 2020 actuarial loss of $3,870 was largely the result of the change in the yield curve. The 2020 actuarial loss related to the change in the yield curve was partially offset by the impact of the mortality improvement scale MP-2020.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits
	2021	2020
Discount rate for benefit obligations	2.48%	3.22%
Expected return on plan assets	5.00%	5.40%
Rate for interest on benefit obligations	1.77%	2.78%
Discount rate for service cost	N/A	N/A

The Company’s pension plan’s weighted average asset allocations at December 31, 2021 and 2020, and target allocations for 2022, by asset category, are as follows:

	Plan Assets at December 31,
			Target Allocation
	2021	2020	2022
Asset Category
Cash and cash equivalents	2%	0%	0% - 5%
Equity securities	54%	56%	45% - 65%
Fixed income securities	33%	35%	30% - 50%
Real estate	11%	9%	4%-6%
	100%	100%	100%

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2, Summary of Significant Accounting Policies for a description of the fair value hierarchy) as of December 31, 2021 and 2020:

Pension Plan Assets	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$16,645	$-	$-	$16,645
Large cap funds	16,238	-	-	16,238
Small cap funds	4,877	-	-	4,877
International funds	6,607	-	-	6,607
Real estate funds	5,529	-	-	5,529
Cash and equivalents	1,007	-	-	1,007
Total	$50,903	$-	$-	$50,903

Pension Plan Assets	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$16,670	$-	$-	$16,670
Large cap funds	16,033	-	-	16,033
Small cap funds	4,558	-	-	4,558
International funds	6,338	-	-	6,338
Real estate funds	4,576	-	-	4,576
Cash and equivalents	139	-	-	139
Total	$48,314	$-	$-	$48,314

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $118 for the year ended December 31, 2021. The Company reinstated the employer contribution to its defined contribution plans effective April 1, 2021 after employer contributions were suspended for fifteen months.
Note 15 - Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31
	2021	2020
Current Tax Expense/(Benefit)
Federal	$(10)	$(92)
Foreign	1,533	137
State	26	17
	1,549	62
Deferred Tax Expense/(Benefit)
Federal	-	1
Foreign	(136)	136
	(136)	137
Total	$1,413	$199

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

The (provision) benefit for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.7%	3.9%
Valuation allowance	(20.4)%	(23.5)%
Foreign Rate Differential	(1.0)%	(0.1)%
State rate and other changes on deferred taxes	0.4%	(0.4)%
Federal and state tax credits	0.0%	0.1%
Nondeductible expenses and other	(4.2)%	(1.4)%
Effective income tax rate	(3.5)%	(0.4)%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2021		December 31, 2020
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits	$149	$-	$1,663	$-
Intangible assets	-	(22)	-	(17)
Accrued expenses	1,367	-	2,027	-
Deferred state and local incentive revenue	537	-	1,132	-
Inventory valuation	496	-	3,145	-
Property, plant and equipment and railcars on operating leases	103	-	-	(2,018)
Net operating loss and tax credit carryforwards	62,536	-	48,738	-
Stock-based compensation expense	1,539	-	1,127	-
Other	99	-	1,135	-
Right of use asset	-	(4,780)	-	(5,543)
Lease liability	5,175	-	8,086	-
	72,001	(4,802)	67,053	(7,578)
Valuation Allowance	(67,204)	-	(59,613)	-
Deferred tax assets (liabilities)	$4,797	$(4,802)	$7,440	$(7,578)
Increase (decrease) in valuation allowance	$7,591		$19,821

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of operating losses, we will not more likely than not realize the benefit of the deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $242,795 which will expire between 2022 and 2041, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards, tax credits, and interest carryforwards of $202,231, $2,016, and $12,620, respectively, which will begin to expire in 2032, for which a full valuation allowance also has been recorded. The Company has foreign net operating loss carryforwards of $323 which will begin to expire in 2022 for which a full valuation allowance also has been recorded.

The Company does not have any unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate as of December 31, 2021 and 2020. The Company's income tax provision included $0 of expenses related to interest and penalties for the years ended December 31, 2021 and 2020. The Company records interest and penalties

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

as a component of income tax expense. However, as there are no unrecognized tax benefits for the year ended 2021 and 2020, the Company has zero penalties or interest accrued at December 31, 2021 and 2020, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year
U.S. Federal	2018
States:
Pennsylvania	2001
Texas	2018
Illinois	2010
Virginia	2018
Colorado	2010
Indiana	2018
Nebraska	2016
Alabama	2016
Foreign:
China	2018
Mexico	2020

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plans, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “2005 Plan”) and “The FreightCar America, Inc. 2018 Long Term Incentive Plan (the “2018 Plan” and, collectively, the “Incentive Plans”), were approved by the Company’s board of directors and ratified by the stockholders. The Incentive Plans provide for the grant to eligible persons of stock options, share appreciation rights (“SAR”), restricted shares, restricted share units (“RSU”), performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Time-vested stock option awards generally vest based on one to three years of service and have 10 year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plans). The Company accounts for forfeitures of stock-based awards as incurred. The 2005 Plan will terminate as to future awards on May 17, 2023 and the 2018 Plan will terminate as to future awards on May 10, 2028. Under the 2005 Plan, 2,459,616 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 39,671 were available for issuance at December 31, 2021. Under the 2018 Plan, 2,800,000 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 1,184,809 were available for issuance at December 31, 2021.

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

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free	Grant Date
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2021	1/28/2021	6 years	64.75%	0.00%	0.55%	$2.21
2021	2/15/2021	6 years	64.89%	0.00%	0.64%	$2.31
2021	4/19/2021	6 years	70.34%	0.00%	1.00%	$3.48
2021	5/10/2021	6 years	71.78%	0.00%	0.97%	$4.38
2021	5/24/2021	6 years	72.58%	0.00%	0.98%	$3.55
2021	7/29/2021	6 years	74.05%	0.00%	0.84%	$3.41
2021	8/2/2021	6 years	74.06%	0.00%	0.77%	$3.27
2021	8/30/2021	6 years	73.90%	0.00%	0.87%	$3.40
2021	9/29/2021	6 years	73.98%	0.00%	1.12%	$2.93
2021	10/18/2021	6 years	73.91%	0.00%	1.25%	$2.84
2021	11/1/2021	6 years	73.88%	0.00%	1.28%	$2.89

A summary of the Company’s time-vested stock options activity and related information at December 31, 2021 and 2020, and changes during the years then ended, is presented below:

		December 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	211,361	$11.68	313,317	$12.70
Granted	608,485	4.04	-	-
Exercised	-	-	-	-
Forfeited or expired	(85,879)	9.02	(101,956)	14.81
Outstanding at the end of the year	733,967	$5.66	211,361	$11.68

Exercisable at the end of the year	111,516	$13.86	103,458	$14.93

A summary of the Company’s time vested stock options outstanding as of December 31, 2021 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	733,967	8.5	$5.66	$-
Vested or expected to vest	733,967	8.5	$5.66	$-
Options exercisable	111,516	5.5	$13.86	$-

There were no time-vested stock options exercised during 2021 or 2020. As of December 31, 2021 , there was $1,015 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 26 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Stock Appreciation Rights

2020 Grants of Stock Appreciation Rights

During 2020, the Company granted 1,164,464 cash settled stock appreciation rights to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as liabilities. The Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. Fair value of vested cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

2021 Grants of Stock Appreciation Rights

During 2021, the Company granted 1,735,500 cash settled stock appreciation rights to certain employees. Each of the 2021 cash settled stock appreciation rights allows the holder to receive, upon exercise, and subject to the vesting restrictions, a distribution in cash equal to the excess of the fair market value of a share of the Company’s stock on the date of exercise over the exercise price. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights is contingent upon the achievement of a thirty-day trailing average fair market value of a share of the Company’s common stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition.

The 2021 cash settled stock appreciation rights are classified as liabilities. Because vesting of the 2021 cash settled stock appreciation rights included a market condition, the grant date fair market value of the 2021 cash settled stock appreciation rights of $1.74 was calculated using a Monte Carlo simulation model. During 2021, the market condition for the 2021 cash settled stock appreciation rights was met. Thereafter the Company measures the fair value of the 2021 cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested, the Company immediately recognizes compensation cost for any changes in fair value of the 2021 cash settled stock appreciation rights until settlement. Fair value of vested 2021 cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for the 2021 cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The estimated fair value of the cash settled stock appreciation rights as of December 31, 2021 was $2,409. Stock-based compensation for cash settled stock appreciation rights was $2,145 and $398 for the year ended December 31, 2021 and 2020, respectively.

The fair value of cash settled stock appreciation rights as of December 31, 2021 was estimated using the Black-Scholes option valuation model with the following assumptions:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	4.3 years	82.08%	0.00%	1.14%	$2.79
2020	9/14/2020	5.0 years	78.20%	0.00%	1.25%	$2.70
2020	11/30/2020	5.2 years	77.58%	0.00%	1.27%	$2.58
2021	1/5/2021	5.0 years	77.94%	0.00%	1.26%	$2.61

A summary of the Company’s cash settled stock appreciation rights activity and related information at December 31, 2021 and 2020 and changes during the year is presented below:

		December 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	SARS	Price	SARS	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	853,967	$1.69	-	$-
Granted	1,735,500	2.38	1,164,464	1.68
Exercised	(42,652)	1.64	-	-
Forfeited or expired	(383,476)	1.92	(310,497)	1.64
Outstanding at the end of the year	2,163,339	$2.20	853,967	$1.69

Exercisable at the end of the year	192,387	$1.71	-	$-

A summary of the Company’s cash settled stock appreciation rights outstanding as of December 31, 2021 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	SARS	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
SARS outstanding	2,163,339	8.8	$2.20	$3,214,378
Vested or expected to vest	2,163,339	8.8	$2.20	$3,214,378
SARS exercisable	192,387	8.1	$1.71	$381,366

Restricted Shares

A summary of the Company’s nonvested restricted shares as of December 31, 2021 and 2020, and changes during the years then ended is presented below:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

		December 31,
	2021		2020

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	849,723	$2.86	327,345	$8.49
Granted	213,465	4.23	872,494	1.43
Vested	(311,128)	2.26	(73,111)	8.18
Forfeited	(260,821)	3.49	(277,005)	3.63
Nonvested at the end of the year	491,239	$3.50	849,723	$2.86
Expected to vest	491,239	$3.50	849,723	$2.86

The fair value of stock awards vested during the years ended December 31, 2021 and 2020, was $1,942 and $138, respectively, based on the value at vesting date. As of December 31, 2021, there was $690 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 19 months.

Stock-based compensation expense of $2,977 and $1,034 is included within selling, general and administrative expense for the years ended December 31, 2021 and 2020, respectively.

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

As part of a settlement agreement reached with one of its customers during 2019, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the years ended December 31, 2021 and 2020, the Company paid $2,000 and $1,000, respectively, of the settlement amount and the remaining $1,000 will be paid during the first quarter of 2022.

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has reserved $756 to cover probable and estimable liabilities with respect to these matters.

Note 18 – Earnings Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2021	2020

Weighted average common shares outstanding	15,023,853	12,881,403
Issuance of warrants	5,742,545	551,025
Weighted average common shares outstanding - basic	20,766,398	13,432,428
Weighted average common shares outstanding - diluted	20,766,398	13,432,428

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2021 and 2020, 1,321,396 and 1,078,409 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 19 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended December 31,
	2021	2020
Railcar sales	$189,579	$94,455
Parts sales	10,228	9,597
Leasing revenues	3,243	4,395
Total revenues	$203,050	$108,447

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 46%, 12% and 8%, respectively, of revenues for the year ended December 31, 2021. Sales to the Company’s top three customers accounted for 44%, 21% and 12%, respectively, of revenues for the year ended December 31, 2020. The Company had no sales to customers outside the United States in 2021. The Company’s sales to customers outside the United States were $1,350 in 2020. As of December 31, 2021, 62% of the accounts receivable balance of $9,571 reported on the consolidated balance sheet was receivable from one customer. As of December 31, 2020, 48% of the accounts receivable balance of $9,421 reported on the consolidated balance sheet was receivable from one customer and 28% was receivable from a second customer.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

	Year Ended
	December 31,
	2021	2020
Revenues:
Manufacturing	$192,807	$98,706
Corporate and Other	10,243	9,741
Consolidated revenues	$203,050	$108,447

Operating loss:
Manufacturing (1)	$(757)	$(59,031)
Corporate and Other	(22,005)	(21,562)
Consolidated operating loss	(22,762)	(80,593)
Consolidated interest expense	(13,317)	(2,225)
Gain (loss) on change in fair market value of warrant liability	(14,894)	(3,657)
Gain on extinguishment of debt	10,122	-
Consolidated other income	817	576
Consolidated loss before income taxes	$(40,034)	$(85,899)

Depreciation and amortization:
Manufacturing	$3,648	$8,434
Corporate and Other	656	768
Consolidated depreciation and amortization	$4,304	$9,202

Capital expenditures:
Manufacturing	$1,880	$8,715
Corporate and Other	410	1,134
Consolidated capital expenditures	$2,290	$9,849

(1) Results for the year ended December 31, 2021 include restructuring and impairment charges of $6,530. Results for the year ended December 31, 2020 include restructuring and impairment charges of $18,325.

	December 31,	December 31,
	2021	2020
Assets:
Manufacturing	$154,068	$114,669
Corporate and Other	46,417	68,046
Total operating assets	200,485	182,715
Consolidated income taxes receivable	179	27
Consolidated assets	$200,664	$182,742

Geographic Information
	Revenues		Long Lived Assets(a)
	Year Ended
	December 31,		December 31,	December 31,
	2021	2020	2021	2020
United States	$202,978	$108,447	$24,967	$48,126
Mexico	72	-	30,098	20,984
Total	$203,050	$108,447	$55,065	$69,110

(a) Long lived assets include property, plant and equipment, net, railcars available for lease, and ROU assets.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

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

Note 22 – Related Parties

The following persons are owners of Fasemex: Jesus Gil, VP Operations and director of the Company; Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex provides steel fabrication services to the Company and, at December 31, 2021, was the lessor for the Company’s leased facility in Castaños. The Company paid $89,984 to Fasemex during the year ended December 31, 2021, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“Distribuciones Industriales”) is owned by Alejandro Gil and Salvador Gil. The Company paid $1,735 to Distribuciones Industriales related to material and safety supplies during the year ended December 31, 2021. Maquinaria y equipo de transporte Jova S.A. de C.V is owned by Jorge Gil, sibling of Jesus Gil. The Company paid $1,163 to Maquinaria y equipo de transporte Jova S.A. de C.V related to trucking services during ,the year ended December 31, 2021. Related party asset on the condensed consolidated balance sheet of $8,680 as of December 31, 2021 includes prepaid inventory of $4,134 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $8,870 as of December 31, 2021 includes $8,291 payable to Fasemex, $291 payable to Distribuciones Industriales and $288 payable to Maquinaria y equipo de transporte Jova S.A. de C.V. Related party accounts payable on the condensed consolidated balance sheet of $814 as of December 31, 2020 represents the payable to Fasemex.

The Company paid $480 to the Warrantholder in relation to the Amendment described in Note 12 Debt Financing and Revolving Credit Facilities during the year ended December 31, 2021. The Company paid $7,533 to the Warrantholder during the year ended December 31, 2021, for term loan interest. Additionally, the Company paid $1,870 in equity fees to the Warrantholder related to the standby letter of credit described in Note 12 Debt Financing and Revolving Credit Facilities during the year ended December 31, 2021.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2021 and 2020

(in thousands, except for share and per share data)

Note 23 – Subsequent Events

On February 23, 2022, the Loan Parties and Siena Lending Group LLC ( the "Revolving Loan Lender") entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35,000; provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Amended and Restated Loan and Security Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the First Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) for Revolving Loans will be exceeded.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement).

Item 9A. Controls and Procedures.

Remediation of Material Weakness

During the quarter ended September 30, 2021, management concluded the Company’s controls were ineffective to ensure the existence of inventory at its Mexico facility. During the quarter ended December 31, 2021, we determined that we maintained effective controls over our inventory processes and the material weakness was remediated.

With oversight from the Audit Committee, we took significant steps to remediate our internal control deficiencies in our inventory processes by redesigning our controls. Our efforts consisted of implementing new policies over the operational processes supporting inventory and production reporting to ensure that inventory and cost of goods sold was recorded at the appropriate amounts in the proper periods as well as implementing a quarterly full physical inventory count. During 2021, we completed the necessary testing to conclude that the material weakness has been remediated as of December 31, 2021.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2021 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than described above, there has been no change in our internal control over financial reporting during the last fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because the Company qualifies as a smaller reporting company, it is not required to obtain an attestation of their internal control over financial reporting by an outside independent registered public accounting firm.

Item 9B. Other Information.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 21, 2022, the Company announced that it has appointed Michael A. Riordan, the Company’s current Chief Accounting Officer and Controller, to also serve as its Vice President, Finance, Chief Financial Officer, and Treasurer, effective March 21, 2022 (the “Effective Date”). Mr. Riordan will succeed Terrence R. Rogers, who served as Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary for the Company until the Effective Date, at which time he became a non-executive employee of the Company and will serve in an advisory role for a transition period.

Mr. Riordan, age 37, joined the Company in November 2020 and, in addition to his new positions with the Company, currently serves as the Company’s Chief Accounting Officer and Controller. He has over 15 years of experience in finance, accounting and operations. Prior to joining the Company, Mr. Riordan was Controller at InnerWorkings from 2017 to 2020. Prior to joining InnerWorkings, Mr. Riordan served in several financial management positions at Wheatland Tube, LLC, a subsidiary of Zekelman Industries, from 2013 to 2017. Mr. Riordan also held various positions at PricewaterhouseCoopers. He holds a bachelor’s degree in Accounting and Finance from Miami University and is a Certified Public Accountant.

There are no family relationships between Mr. Riordan and any of the directors and executive officers of the Company, nor are there transactions in which Mr. Riordan has an interest requiring disclosure under Item 404(a) of Regulation S-K. Except for Mr. Riordan’s letter agreement with the Company (described below), there are no arrangements or understandings between Mr. Riordan and the Company, its officers or directors, or, to the Company’s knowledge, any other person, pursuant to which Mr. Riordan was selected as an officer of the Company.

In connection with Mr. Riordan’s appointment, the Company and Mr. Riordan entered into a letter agreement regarding the terms of employment (the “Agreement”) dated March 18, 2022 and effective as of the Effective Date.

1.
Term: Mr. Riordan’s employment with the Company is not for a specified term and there is no specified term for the Agreement.
2.
Base Salary: The Company will pay Mr. Riordan an initial base salary of $300,000 per year, which is subject to annual review by the Company.
3.
Bonus: Mr. Riordan will be entitled to participate in the Company’s annual cash incentive plan applicable to senior executives (the “Bonus Plan”) and to earn a bonus (“Bonus”) for each fiscal year of the Company ending during his employment. His target Bonus is 50% of his base salary with a maximum equal to 200% of the target Bonus, and a threshold of 20% of the target Bonus.

4.
Sign-On Award: On the Effective Date, the Company will award Mr. Riordan: (a) 40,000 restricted shares of the Company’s common stock, which will vest on the third anniversary of the grant; and (b) 100,000 stock options, vesting 1/3 per year for three consecutive years and available for exercise over a ten-year period.
5.
Long-Term Incentive and Other Executive Compensation Plans: Mr. Riordan will be eligible to participate in all of the Company’s equity-based and cash-based long-term incentive and other executive compensation plans on a basis no less favorable than other similarly situated executives. His initial target LTI is 75% of his base salary, of which 50% will be restricted shares of the Company’s common stock and 50% will be stock options. The restricted shares will have a three-year cliff vest and the stock options will vest 1/3 per year for three consecutive years and will be available for exercise over a ten-year period.
6.
Termination: Pursuant to the Agreement, Mr. Riordan’s employment may be terminated at any time for any reason (or no reason), subject to the terms of the Agreement, by the Company or Mr. Riordan.
7.
Executive Severance Plan: Mr. Riordan will be eligible to participate the Company’s Amended and Restated Executive Severance Plan (effective January 17, 2022) (the “Severance Plan”), which, in the case of a Company-initiated termination without Cause or Mr. Riordan’s resignation for “good reason”, subject to Mr. Riordan’s entry into an effective general release of claims in favor of the Company and provision of transition services for up to twelve months at the discretion of the board of directors, provides for (i) continuation of his base salary for twelve months following the date of termination, (ii) payment equal to the average of the Bonus paid for the last two full years and (iii) twelve months of COBRA premiums at the same health insurance cost and coverage levels as apply to active employees. In addition, the Severance Plan provides that on a “qualifying retirement”, Mr. Riordan’s outstanding equity awards will (i) remain exercisable until the earlier of their original expiration date or the 10-year anniversary of their grant date or (ii) continue to vest as if Mr. Riordan had remained in continuous service through each applicable vesting date or, for awards subject to performance-vesting, through the performance period, with any performance goal or metric vesting only based upon the achievement of the same. To qualify for this benefit, Mr. Riordan must meet certain age and service requirements set forth in the Severance Plan and provide timely notice of his intent to retire at least 6 months prior to his retirement date.
8.
Other Amounts: Mr. Riordan will be eligible to participate in each of the Company’s employee retirement, savings, welfare and fringe benefits plans, and prerequisites, offered to similarly-situated executives. He will be entitled to four weeks of paid annual vacation and ten Company-paid holidays.

A description of the material terms of the Agreement is set forth above, which is qualified in its entirety by reference to its full text, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Overview” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Overview and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Stock Ownership” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

EQUITY COMPENSATION PLAN INFORMATION

This table contains information as of December 31, 2021 about the Company’s equity compensation plans, all of which have been approved by the Company’s stockholders.

	Number of common shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in the first column)
Equity compensation plans approved by stockholders	1,575,206	(1)	$9.14	(2)	1,224,480	(3)
Equity compensation plans not approved by stockholders	-		N/A		-
	1,575,206		$9.14		1,224,480

(1)
Includes an aggregate of 491,239 restricted shares that were not vested as of December 31, 2021.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)
Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP, Chicago, Illinois, PCAOB ID 248

Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, Chicago, Illinois, PCAOB ID 34

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020..

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020..

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

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

FREIGHTCAR AMERICA, INC.

Date: March 21, 2022	By:	/s/ JAMES R. MEYER
James R. Meyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ JAMES R. MEYER James R. Meyer	President and Chief Executive Officer (principal executive officer) and Director	March 21, 2022

/s/ MICHAEL A. RIORDAN Michael A. Riordan	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 21, 2022

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 21, 2022

/s/ ELIZABETH K. ARNOLD Elizabeth K. Arnold	Director	March 21, 2022

/s/ JESUS SALVADOR GIL BENAVIDES Jesus Salvador Gil Benavides	Director	March 21, 2022

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 21, 2022

/s/ ANDREW B. SCHMITT Andrew B. Schmitt	Director	March 21, 2022

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

10.6

Consulting agreement dated December 30, 2020 by and between FreightCar America, Inc. and Terence R. Rogers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.7

Letter agreement regarding Terms of Employment dated February 11, 2021 by and between FreightCar America, Inc. and Terence R. Rogers(incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.8

FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

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

10.52	Amendment No. 2 to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).
10.53

Letter agreement regarding Terms of Employment dated September 11, 2019 by and between FreightCar America, Inc. and William Matthew Tonn (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.54	Amendment No. 3 to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).
10.55

Reimbursement Agreement dated as of July 30, 2021 by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC, U.S. Bank National Association and Alter Domus, LLC. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.56

Amended and Restated Loan and Security Agreement, dated as of July 30, 2021, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.57	Amendment No. 4 to Credit Agreement dated as of December 30, 2021. †
10.58	Warrant Acquisition Agreement, dated as of December 30, 2021, by and among the Company and CO Finance LVS VI LLC. †
10.59	Warrant issued by the Company to CO Finance LVS VI LLC dated as of December 30, 2021. †
10.60	Registration Rights Agreement dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC. †
10.61	Forbearance and Settlement Agreement dated as of December 28, 2021, by and among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company. †
10.62

First Amendment to Novation Agreement and Restatement of Lease Agreement, dated as of November 5, 2021, by and between Jesus Salvador Gil Benavides, Alejandro Gil Benavides, Salvador Gil Benavides, FCA-Fasemex, S. de R.L. de C.V. and Fabricaciones y Servicios de México, S.A. de C.V. †

21	Subsidiaries of FreightCar America, Inc. †
23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Press release of FreightCar America, Inc. dated March 21, 2022
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Confidential treatment has been granted for the redacted portions of this exhibit. A complete copy of the exhibit, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

** Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

† Filed herewith