Form 10-Q
period 2022-03-31
FreightCar America, Inc.
filed 2022-05-10
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2022, there were 16,535,266 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
Assets	(in thousands, except for share and per share data)
Current assets
Cash, cash equivalents and restricted cash equivalents	$41,011	$26,240
Accounts receivable, net of allowance for doubtful accounts of $475 and $323 respectively	22,088	9,571
VAT receivable	32,941	31,136
Inventories, net	58,476	56,012
Related party asset	5,259	8,680
Prepaid expenses	8,203	5,087
Total current assets	167,978	136,726
Property, plant and equipment, net	18,515	18,236
Railcars available for lease, net	20,007	20,160
Right of use asset	16,353	16,669
Other long-term assets	7,897	8,873
Total assets	$230,750	$200,664
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$46,482	$41,185
Related party accounts payable	6,815	8,870
Accrued payroll and other employee costs	1,941	2,912
Reserve for workers' compensation	1,594	1,563
Accrued warranty	5,639	2,533
Customer deposits	22,006	3,300
Deferred income state and local incentives, current	649	1,291
Lease liability, current	1,980	1,955
Other current liabilities	4,798	5,711
Total current liabilities	91,904	69,320
Long-term debt, net of current portion	88,572	79,484
Warrant liability	53,244	32,514
Accrued pension costs	—	35
Deferred income state and local incentives, long-term	—	1,216
Lease liability, long-term	16,116	16,617
Other long-term liabilities	6,942	3,134
Total liabilities	256,778	202,320
Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,525,266 and 15,947,228 shares issued at March 31, 2022 and December 31, 2021, respectively	196	190
Additional paid in capital	85,127	83,742
Accumulated other comprehensive loss	(5,438)	(5,522)
Accumulated deficit	(105,913)	(80,066)
Total stockholders' (deficit) equity	(26,028)	(1,656)
Total liabilities and stockholders’ (deficit) equity	$230,750	$200,664

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$93,236	$32,370
Cost of sales	83,178	31,054
Gross profit	10,058	1,316
Selling, general and administrative expenses	10,713	9,151
Restructuring and impairment charges	-	6,650
Operating loss	(655)	(14,485)
Interest expense	(5,705)	(2,502)
Loss on change in fair market value of warrant liability	(20,730)	(22,128)
Other income	1,496	115
Loss before income taxes	(25,594)	(39,000)
Income tax provision	253	132
Net loss	$(25,847)	$(39,132)
Net loss per common share- basic	$(1.11)	$(1.96)
Net loss per common share - diluted	$(1.11)	$(1.96)
Weighted average common shares outstanding – basic	23,218,647	20,001,505
Weighted average common shares outstanding – diluted	23,218,647	20,001,505

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(25,847)	$(39,132)
Other comprehensive loss net of tax:
Pension and postretirement liability adjustments, net of tax	84	156
Comprehensive loss	$(25,763)	$(38,976)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share data)

	FreightCar America Shareholders
						Accumulated		Total
			Additional			Other		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	(Deficit)
Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	30,497
Net loss	-	-	-	-	-	-	(39,132)	(39,132)
Other comprehensive income	-	-	-	-	-	156	-	156
Restricted stock awards	177,953	2	(2)	-	-	-	-	-
Employee stock settlement	(1,378)	-	(5)	(2,215)	(7)	-	-	(12)
Forfeiture of restricted stock awards	(4,500)	-	431	(116,795)	(431)	-	-	-
Stock-based compensation recognized	-	-	31	-	-	-	-	31
Balance, March 31, 2021	16,033,481	$161	$82,519	(446,587)	$(1,782)	$(11,607)	$(77,751)	$(8,460)

Balance, December 31, 2021	15,947,228	190	83,742	-	-	(5,522)	(80,066)	(1,656)
Net loss	-	-	-	-	-	-	(25,847)	(25,847)
Other comprehensive income	-	-	-	-	-	84	-	84
Restricted stock awards	296,857	3	(3)	-	-	-	-	-
Employee stock settlement	(3,438)	-	(13)	-	-	-	-	(13)
Forfeiture of restricted stock awards	(500)	-	-	-	-	-	-	-
Stock-based compensation recognized	-	-	404	-	-	-	-	404
Equity Fees	285,119	3	997	-	-	-	-	1,000
Balance, March 31, 2022	16,525,266	$196	$85,127	-	$—	$(5,438)	$(105,913)	$(26,028)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities	(in thousands)
Net loss	$(25,847)	$(39,132)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	—	6,650
Depreciation and amortization	1,024	1,197
Non-cash lease expense on right-of-use assets	316	440
Recognition of deferred income from state and local incentives	(1,858)	(555)
Loss on change in fair market value for warrant liability	20,730	22,128
Stock-based compensation recognized	4,244	2,662
Non-cash interest expense	3,721	982
Other non-cash items, net	—	(36)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,517)	3,204
VAT receivable	(1,853)	(8,754)
Inventories	(2,154)	4,824
Other assets	(3,839)	(7,658)
Related party asset, net	1,366	334
Accounts and contractual payables	4,798	1,594
Accrued payroll and employee benefits	(971)	(1,166)
Income taxes payable	252	131
Accrued warranty	3,106	(1,208)
Lease liability	(476)	(577)
Customer deposits	18,706	—
Other liabilities	(1,124)	(7,114)
Accrued pension costs and accrued postretirement benefits	21	(222)
Net cash flows provided by (used in) operating activities	7,645	(22,276)
Cash flows from investing activities
Purchase of property, plant and equipment	(960)	(542)
Proceeds from sale of property, plant and equipment and railcars available for lease	—	373
Net cash flows used in investing activities	(960)	(169)
Cash flows from financing activities
Borrowings on revolving line of credit	10,013	165
Repayments on revolving line of credit	(1,910)	(165)
Employee stock settlement	(13)	(7)
Payment for stock appreciation rights exercised	(4)	(39)
Net cash flows provided by (used in) financing activities	8,086	(46)
Net increase (decrease) in cash and cash equivalents	14,771	(22,491)
Cash, cash equivalents and restricted cash equivalents at beginning of period	26,240	54,047
Cash, cash equivalents and restricted cash equivalents at end of period	$41,011	$31,556
Supplemental cash flow information
Interest paid	$1,984	$1,180
Income tax refunds received, net of payments	$—	$5
Non-cash transactions
Change in unpaid construction in process	$190	$114
Accrued PIK interest paid through issuance of PIK Note	$364	$256
Issuance of equity fee	$1,000	$—

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

On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”). The closure reduced costs and aligned the Company’s manufacturing capacity with the current railcar market. The Company ceased production at the Shoals Facility in February 2021. See Note 14–Restructuring and Impairment Charges.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2021 year-end balance sheet data was derived from the audited financial statements as of December 31, 2021. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended
	March 31,
	2022	2021
Railcar sales	$89,308	$28,929
Parts sales	3,111	2,366
Revenues from contracts with customers	92,419	31,295
Leasing revenues	817	1,075
Total revenues	$93,236	$32,370

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of each of March 31, 2022 and December 31, 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits are included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet and were $23,101 and $4,807 as of March 31, 2022 and December 31, 2021, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of March 31, 2022 with expected duration of greater than one year of $14,850.

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

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Manufacturing	$90,124	$30,019
Corporate and Other	3,112	2,351
Consolidated revenues	$93,236	$32,370

Operating income (loss):
Manufacturing (1)	$8,516	$(6,018)
Corporate and Other	(9,171)	(8,467)
Consolidated operating loss	(655)	(14,485)
Consolidated interest expense	(5,705)	(2,502)
Loss on change in fair market value of warrant liability	(20,730)	(22,128)
Consolidated other income	1,496	115
Consolidated loss before income taxes	$(25,594)	$(39,000)

Depreciation and amortization:
Manufacturing	$867	$1,067
Corporate and Other	157	130
Consolidated depreciation and amortization	$1,024	$1,197

Capital expenditures:
Manufacturing	$960	$345
Corporate and Other	-	197
Consolidated capital expenditures	$960	$542

(1) Results for the three months ended March 31, 2022 and 2021, include restructuring and impairment charges of $0 and $6,650, respectively.

	March 31,	December 31,
	2022	2021
Assets:
Manufacturing	$169,096	$154,068
Corporate and Other	61,572	46,417
Total operating assets	230,668	200,485
Consolidated income taxes receivable	82	179
Consolidated assets	$230,750	$200,664

Geographic Information
	Revenues		Long Lived Assets(a)
	Three Months Ended
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
United States	$93,236	$32,370	$24,446	$24,967
Mexico	-	-	30,429	30,098
Total	$93,236	$32,370	$54,875	$55,065

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

Recurring Fair Value Measurements	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$53,244	$-	$53,244

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$32,514	$-	$32,514

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$6,638	$6,638

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at March 31, 2022 and December 31, 2021, is a Level 2 measurement.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2022	2021
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	1,133
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Restricted cash equivalents - other	438	-
Total restricted cash and restricted cash equivalents	$4,365	$4,957

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials	40,392	34,885
Work in process	10,961	11,306
Finished railcars	2,133	4,696
Parts inventory	4,990	5,125
Total inventories, net	$58,476	$56,012

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $1,734 and $1,621 relating to excess or slow-moving inventory for parts and work in process at March 31, 2022 and December 31, 2021, respectively.

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of March 31, 2022, the interest rate on the original advance under the Term Loan Credit Agreement was 14.0%.

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

The Additional Loan bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of March 31, 2022, the interest rate on the Additional Loan was 14.0%.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “March 2022 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). Because the Company believed that it was probable that the Additional Warrant would be issued the Company recorded an additional warrant liability of $7,351 during the third quarter of 2021. The Additional Warrant was issued on April 4, 2022. (see Note 16 Subsequent Event).

Pursuant to the Second Amendment, the Company was required to, among other things, i) obtain a term sheet for additional financing of no less than $15,000 by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the March 2022 Warrant, by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the March 2022 Warrant, was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

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

The Equity Fee shall no longer be paid once the Company has issued to Lender and/or OC III LVS XII LP Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock (the “Maximum Equity”). Through March 31, 2022, the Company has paid Equity Fees totaling 693,077 shares of the Company's Common Stock.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of March 31, 2022 and December 31, 2021, the Warrant was exercisable for an aggregate of 6,289,754 and 6,098,217 shares, respectively, of common stock of the Company with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender the March 2022 Warrant to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). Because the Company believed that it was probable that the March 2022 Warrant would be issued the Company recorded an additional warrant liability of $7,351 during the third quarter of 2021. The Additional Warrant was issued on April 4, 2022. (see Note 16 Subsequent Event).

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021 (the “Warrant Acquisition Agreement”), the Company issued to the Lender a warrant (the “December 2021 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the December 2021 Warrant is exercised (after giving effect to such issuance). The December 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of March 31, 2022 and December 31, 2021, the December 2021 Warrant was

exercisable for an aggregate of 1,367,337 and 1,325,699 shares of common stock of the Company, respectively with a per share exercise price of $0.01.

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

The following schedule shows the change in fair value of the Warrant as of March 31, 2022.

Warrant liability as of December 31, 2021	$32,514
Change in fair value	20,730
Warrants issued	-
Warrant liability as of March 31, 2022	$53,244

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

On February 23, 2022, the Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35,000; provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Amended and Restated Loan and Security Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the First Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) for Revolving Loans will be exceeded.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of March 31, 2022, the interest rate on outstanding debt under the First Amendment to Amended and Restated Loan and Security Agreement was 5.0%.

As of March 31, 2022, the Company had $32,339 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of 1,074. As of December 31, 2021, the Company had $24,026 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $122. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

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

As of March 31, 2022 and December 31, 2021, FreightCar Leasing Borrower had $7,707 and $7,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,594 and $6,638, respectively. As of March 31, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 4.50%.

Long-term debt consists of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
M&T Credit Agreement outstanding	$7,707	$7,917
Siena Loan Agreement outstanding	32,339	24,026
Term Loan Credit Agreement outstanding	57,641	57,278
Total debt	97,687	89,221
Less Term Loan Credit Agreement discount	(6,623)	(7,077)
Less Term Loan Credit Agreement deferred financing costs	(2,492)	(2,660)
Total debt, net of discount and deferred financing costs	88,572	79,484
Less amounts due within one year	-	-
Long-term debt, net of current portion	$88,572	$79,484

The fair value of long-term debt approximates its carrying value as of March 31, 2022 and December 31, 2021.

Note 9 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2022
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$84	$-	$84

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income (expense))	$156	$-	$156

The components of accumulated other comprehensive loss consist of the following:

	March 31,	December 31,
	2022	2021
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(5,438)	$(5,522)

Note 10 – Stock-Based Compensation

Total stock-based compensation was $4,244 and $2,662 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $1,626 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 21 months. As of March 31, 2022, there was $2,063 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 29 months.

2020 and 2021 Grants of Stock Appreciation Rights

During 2020 and 2021, the Company granted 1,139,464 and 1,735,500 cash settled stock appreciation rights to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Cash settled stock appreciation rights are classified as liabilities Vesting of the 2021 cash settled stock appreciation rights was contingent upon the achievement of a thirty-day trailing average fair market value of a share of the Company’s common stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. . During the first quarter of 2021, the market condition for the 2021 cash settled stock appreciation rights was met. The Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. Fair value of vested cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The estimated fair value of the cash settled stock appreciation rights as of March 31, 2022 was $6,163. Stock-based compensation for cash settled stock appreciation rights was $3,759 and $2,553 for the three months ended March 31, 2022 and 2021, respectively.

The fair value of unvested cash settled stock appreciation rights as of March 31, 2022 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	4.3 years	83.63%	0.00%	2.39%	$4.92
2020	9/14/2020	4.7 years	81.13%	0.00%	2.41%	$4.79
2020	11/30/2020	4.9 years	80.14%	0.00%	2.42%	$4.62
2021	1/5/2021	5.0 years	79.52%	0.00%	2.11%	$4.70

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

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2022	2021
Interest cost	$276	$236
Expected return on plan assets	(617)	(584)
Amortization of unrecognized net loss	84	156
	$(257)	$(192)

The Company made no contributions to the Company’s defined benefit pension plan for the three months ended March 31, 2022 and 2021. The Company expects to make no contributions to its pension plan in 2022.

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

As part of a settlement agreement reached with one of its customers during 2019, the Company agreed to pay $7,500 to settle all claims related to a prior year’s commercial dispute. During the first quarter of 2022, the Company paid the remaining $1,000 of the settlement amount.

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has reserved $0.4 million to cover probable and estimable liabilities with respect to these matters.

Note 13 – Loss Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended March 31,
	2022	2021

Weighted average common shares outstanding	15,678,143	14,702,964
Issuance of warrants	7,540,504	5,298,541
Weighted average common shares outstanding - basic	23,218,647	20,001,505
Weighted average common shares outstanding - diluted	23,218,647	20,001,505

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2022 and 2021, 1,694,483 and 1,383,191 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which has been magnified by the COVID-19 pandemic. On October 8, 2020, the Company reached an agreement with the Shoals facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the three months ended March 31, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges related to the plant closure for the three months March 31, 2021 primarily represented costs related to relocating some of the facility’s equipment to Castaños.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, and are detailed below:

	Three Months Ended
	March 31,
	2022	2021
Impairment and loss on disposal of machinery and equipment	$-	$269
Employee severance and retention	-	(57)
Other charges related to facility closure	-	6,438
Total restructuring and impairment costs	$-	$6,650

	Accrued as of December 31, 2021	Cash Charges	Non-cash charges	Cash payments	Accrued as of March 31, 2022

Impairment and loss on right of use asset	$-				$-
Employee severance and retention	163		-	(90)	73
Other charges related to facility closure	-				-
Total restructuring and impairment costs	$163	$-	$-	$(90)	$73

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of March 31, 2021

Impairment and loss on right of use asset	$-		$269		$-
Employee severance and retention	1,596		(57)	(1,075)	464
Other charges related to facility closure	251	6,438		(4,897)	1,792
Total restructuring and impairment costs	$1,847	$6,438	$212	$(5,972)	$2,256

Note 15 – Related Parties

The following persons are owners of Fasemex: Jesus Gil, VP Operations and director of the Company; Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex provides steel fabrication services to the Company and is the lessor for the Company’s leased facility in Castaños. The Company paid $12,209 and $4,673 to Fasemex during the three months ended March 31, 2022 and 2021, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“Distribuciones Industriales”) is owned by Alejandro Gil and Salvador Gil. The Company paid $508 and $334 to Distribuciones Industriales related to material and safety supplies during the three months ended March 31, 2022 and 2021, respectively. Maquinaria y equipo de transporte Jova S.A. de C.V is owned by Jorge Gil, sibling of Jesus Gil. The Company paid $599 and $112 to Maquinaria y equipo de transporte Jova S.A. de C.V related to trucking services during the three months ended March 31, 2022 and 2021, respectively. Related party asset on the condensed consolidated balance sheet of $5,259 as of March 31, 2022 includes prepaid inventory of $713 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $6,815 as of March 31, 2022 includes $6,017 payable to Fasemex, $301 payable to Distribuciones Industriales and $497 payable to Maquinaria y equipo de transporte Jova S.A. de C.V. Related party asset on the condensed consolidated balance sheet of $8,680 as of December 31, 2021 includes prepaid inventory of $4,134 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $8,870 as of December 31, 2021 includes $8,291 payable to Fasemex, $291 payable to Distribuciones Industriales and $288 payable to Maquinaria y equipo de transporte Jova S.A. de C.V.

The Company paid $2,037 to the Warrantholder during the three months ended March 31, 2022, for term loan interest of which $1,673 was paid in cash and $364 was payment in kind. Additionally, the Company paid $1,000 in equity fees and $122 in cash fees to the Warrantholder related to the standby letter of credit described in Note 8 Debt Financing and Revolving Credit Facilities during the three months ended March 31, 2022.

Note 16 – Subsequent Event

As previously disclosed on May 14, 2021, the Loan Parties entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Second Amendment” and together with the Term Loan Credit Agreement, the “Term Loan Credit Agreement”) with Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $16,000 to a total of $56,000, with such additional $16,000 (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Second Amendment. The Additional Loan closed and was funded on May 17, 2021. As of March 31, 2022, the Additional Loan was not repaid in full and, therefore, on April 4, 2022, pursuant to the Amendment and a warrant acquisition agreement, dated as of April 4, 2022 (the “Warrant Acquisition Agreement”), the Company issued the Additional Warrant to the Lender. The Additional Warrant has an exercise price of $0.01 and a term of ten (10) years.

The issuance of the Additional Warrant was, and the potential issuance of the common stock issuable upon exercise of the Additional Warrant will be, made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act, because the offer and sale of such securities do not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act.

In connection with the issuance of the Additional Warrant, on April 4, 2022, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Lender may deliver to the Company a written notice (a “Demand”) requiring the Company as soon as reasonably practicable after receiving the Demand, but not more than sixty calendar days following the receipt of the Demand, to file a registration statement (the “Demand Registration Statement”) with the Securities and Exchange Commission with respect to all or a portion of the Registrable Shares (as defined in the Registration Rights Agreement). The Company will use commercially reasonable efforts to keep the Demand Registration Statement continuously effective (including the preparation and filing of any amendments and supplements necessary for that purpose) until the date on which all of the Registrable Shares registered for resale under the Demand Registration Statement have been sold or such earlier date on which all Registrable Shares are freely tradeable in a single transaction pursuant to Rule 144.

In certain circumstances described in the Registration Rights Agreement, the Lender will have (i) piggyback registration rights with respect to the Registrable Shares and (ii) the right to request that the Company initiate an Underwritten Offering (as defined in the Registration Rights Agreement) of Registrable Shares.

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

On September 10, 2020, we announced our plan to permanently close the Shoals Facility in light of the cyclical industry downturn, which was magnified by the global pandemic. The closure will reduce costs and align our manufacturing capacity with the current railcar market. We ceased production at the Shoals Facility in February 2021.

Total new orders received for railcars for the three months ended March 31, 2022 were 855 units, consisting of 657 new railcars and 198 rebuilt railcars, compared to orders for 300 units, consisting of 200 new railcars and 100 rebuilt railcars for the three months ended March 31, 2021. Total backlog of unfilled orders was 2,395 units at March 31, 2022, compared to 2,323 railcars as of December 31, 2021. The estimated sales value of the backlog was $250 million and $240 million, respectively, as of March 31, 2022, and December 31, 2021. The increase in the number of orders for new railcars for the three months ended March 31, 2022 compared to the prior year period is a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenues

Our consolidated revenues for the three months ended March 31, 2022 were $93.2 million compared to $32.4 million for the three months ended March 31, 2021. Manufacturing segment revenues for the three months ended March 31, 2022 were $90.1 million compared to $30.0 million for the corresponding prior year quarter. The $60.1 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered, Railcar deliveries totaled 783 units for the first quarter of 2022, consisting of 437 new railcars and 346 rebuilt railcars, compared to 309 units, consisting of 160 new railcars and 149 rebuilt railcars, in the first quarter of 2021. Corporate and Other revenues were $3.1 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021.

Gross Profit

Our consolidated gross profit was $10.1 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021. Manufacturing segment gross profit was $9.3 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021. The $8.7 million increase in consolidated gross profit and $8.2 million increase in Manufacturing segment gross profit reflect a favorable volume variance.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2022 were $10.7 million compared to $9.2 million for the three months ended March 31, 2021. The increase in consolidated selling, general and administrative expenses for the three months ended March 31, 2022 was primarily due to increases in stock-based compensation related to cash-settled stock appreciation rights awarded to employees in prior periods. Manufacturing segment selling, general and administrative expenses were $0.8 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2022 were 0.9% of revenue, compared to 1.7% of revenue for the three months ended March 31, 2021. Corporate and Other selling, general and administrative expenses were $9.9 million for the three months ended March 31, 2022 compared to $8.6 million for the three months ended March 31, 2021. Corporate and Other selling, general and administrative expenses for the three months ended March 31, 2022 included increases in stock-based compensation of $1.6 million.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the three months ended March 31, 2022. Restructuring and impairment charges of $6.6 million for the three months ended March 31, 2021 primarily represented costs related to relocating some of the Shoals facility’s equipment to Castaños.

Operating Loss

Our consolidated operating loss for the three months ended March 31, 2022 was $0.7 million compared to $14.5 million for the three months ended March 31, 2021. Operating income for the Manufacturing segment was $8.5 million for the three months ended March 31, 2022 compared to an operating loss of $6.0 million for the three months ended March 31, 2021, reflecting the increase in railcars delivered during the three months ended March 31, 2022 compared to the 2021 period. Manufacturing segment operating income for the three months ended March 31, 2021 included restructuring and impairment charges of $6.6 million while there were no restructuring and impairment charges for the three months ended March 31, 2022. Corporate and Other operating loss was $9.2 million for the three months ended March 31, 2022 compared to $8.5 million for the three months ended March 31, 2021. The increase in operating loss is primarily a result of the previously described increases in Corporate and Other stock-based compensation costs.

Income Taxes

Our income tax provision was $0.3 million for the three months ended March 31, 2022 compared to $0.1 million for the three months ended March 31, 2021 .

Net Income (Loss)

As a result of the changes and results discussed above, net loss was $25.8 million for the three months ended March 31, 2022 compared to $39.1 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, basic and diluted net loss per share was $1.11 compared to $1.96 for the three months ended March 31, 2021.

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

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of March 31, 2022, the interest rate on the original advance of $40.0 million under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, the Loan Parties entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Second Amendment” and together with the Term Loan Credit Agreement, the “Term Loan Credit Agreement”) with Lender and the Agent pursuant to which the principal amount of the term loan credit facility was increased by $16.0 million to a total of $56.0 million, with such additional $16.0 million (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Second Amendment. The Additional Loan closed and was funded on May 17, 2021. The Company incurred $0.5 million in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment.

The Additional Loan bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at the Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of March 31, 2022, the interest rate on the Additional Loan was 14.0%.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender a warrant (the “March 2022 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). The Additional Warrant was issued on April 4, 2022. (see Note 16 Subsequent Event).

Pursuant to the Second Amendment, the Company was required to among other things, i) obtain a term sheet for additional financing of no less than $15.0 million by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities, including the shares of Company common stock issuable upon exercise of the March 2022 Warrant, by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities, including the shares of Company stock issuable upon exercise of the March 2022 Warrant, was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

On July 30, 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement with Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of Siena Lending Group LLC (the “Revolving Loan Lender”).

On December 30, 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment” and together with the Credit Agreement, as amended, the “Term Loan Credit Agreement”) with Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15.0 million to a total of $71.0 million, with such additional $15.0 million (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

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

The Equity Fee shall no longer be paid once the Company has issued to Lender and/or OC III LVS XII LP Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock (the “Maximum Equity”). Through March 31, 2022, the Company has paid Equity Fees totaling 693,077 shares of the Company's Common Stock.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 23% of the outstanding common stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the common stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the

Closing Date of November 24, 2020. As of March 31, 2022 and December 31, 2021, the Warrant was exercisable for an aggregate of 6,289,754 and 6,098,217 shares, respectively, of common stock of the Company with a per share exercise price of $0.01.The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of common stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company shall issue to the Lender and/or an affiliate of the Lender the March 2022 Warrant to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). Because the Company believed that it was probable that the March 2022 Warrant would be issued the Company recorded an additional warrant liability of $7.4 million during the third quarter of 2021. The Additional Warrant was issued on April 4, 2022. (see Note 16 Subsequent Event).

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021 (the “Warrant Acquisition Agreement”), the Company issued to the Lender a warrant (the “December 2021 Warrant”) to purchase a number of shares of the Company’s common stock, par value $0.01 per share, equal to 5% of the Company’s outstanding common stock on a fully-diluted basis at the time the December 2021 Warrant is exercised (after giving effect to such issuance). The December 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of March 31, 2022 and December 31, 2021, the December 2021 Warrant was exercisable for an aggregate of 1,367,337 and 1,325,699 shares, respectively, of common stock of the Company with a per share exercise price of $0.01.

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

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Loan Parties”), and Siena Lending Group LLC, as lender (“Siena”). Pursuant to the Siena Loan Agreement, Siena provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million, (the "Maximum Revolving Facility Amount") consisting of revolving loans (the "Revolving Loans").

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

On February 23, 2022, the Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35 million; provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Amended and Restated Loan and Security Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the First Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) for Revolving Loans will be exceeded.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of March 31, 2022, the interest rate on outstanding debt under the First Amendment to Amended and Restated Loan and Security Agreement was 5.0%.

As of March 31, 2022, the Company had $32.3 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $1.1 million. As of December 31, 2021, the Company had $24.0 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $0.1 million .The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement and incurred $1.0 million in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

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

On April 20, 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement not having been paid by the Term End.

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

As of March 31, 2022 and December 31, 2021, FreightCar Leasing Borrower had $7.7 million and $7.9 million, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6.6 million and $6.6 million, respectively. As of March 31, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 4.50%.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $4.4 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively. Restricted deposits of $0.3 million as of each of March 31, 2022 and December 31, 2021, relate to a customer deposit for purchase of railcars. Restricted deposits of $3.6 million and $4.7 million as of March 31, 2022 and December 31, 2021, respectively, are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of March 31, 2022 are scheduled to expire at various dates through December 10, 2022.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our Term Loan Credit Agreement and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Additionally, our Value Added Tax ("VAT") receivable has grown over the past year and has become a significant part of the Company’s working capital structure. We continue to work through the return process and have made progress in recovering VAT refunds.

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

Cash Flows

The following table summarizes our net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$7,645	$(22,276)
Investing activities	(960)	(169)
Financing activities	8,086	(46)
Total	$14,771	$(22,491)

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

Our net cash provided by operating activities for the three months ended March 31, 2022 was $7.6 million compared to net cash used in operating activities of $21.9 million for the three months ended March 31, 2021 . Our net cash provided by operating activities for the three months ended March 31, 2022 reflects changes in working capital, including increases in customer deposits of $18.7 million which were partially offset by increases in accounts receivable of $12.5 million. Increases in customer deposits for the three months ended March 31, 2022 represented customer prepayments for inventory to be used in production of railcars to be delivered during 2022. Our net cash used in operating activities for the three months ended March 31, 2021 reflects changes in working capital, including increases in VAT receivable of $8.8 million and decreases in customer deposits and deferred revenue of $6.9 million. Decreases in customer deposits and deferred revenue for the three months ended March 31, 2021 reflected delivery of railcars and recognition of revenue during the period.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $1.0 million and consisted of capital expenditures related to the construction in progress for our Mexico operations. Net cash used in investing activities for the three months ended March 31, 2021 was $0.2 million and included capital expenditures of $0.6 million related to the construction in progress for our Mexico operations and the $0.4 million proceeds from sale of equipment from our Shoals facility.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2022 was $8.1 million and primarily consisted of net borrowings on our revolving line of credit. Net cash used in financing activities for the three months ended March 31, 2021 was not material.

Capital Expenditures

Our capital expenditures were $1.0 million in the three months ended March 31, 2022, compared to $0.5 million in the three months ended March 31, 2021. We anticipate capital expenditures during 2022 to be in the range of $7 million to $8 million, primarily related to the construction of our Mexico facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange At of 1934, as amended (the “Exchange Act”)), as of March 31, 2022. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 12 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1	FreightCar America, Inc. Executive Severance Plan (As Amended and Restated January 17, 2022)
10.2	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 23, 2022, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC.
10.3	Amended Royalty Agreement, dated as of February 8, 2022, by and among the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc..
10.4	Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XII LP
10.5	Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XXVIII LP
10.6	Amendment No. 5 to the Term Loan Credit Agreement
10.7	Letter agreement regarding Terms of Employment dated March 21, 2022 by and between FreightCar America, Inc. and Michael A. Riordan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: May 10, 2022	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)