Form 10-Q
period 2022-06-30
FreightCar America, Inc.
filed 2022-08-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of July 28, 2022, there were 16,700,850 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$21,531	$26,240
Accounts receivable, net of allowance for doubtful accounts of $180 and $323 respectively	23,488	9,571
VAT receivable	13,307	31,136
Inventories, net	75,845	56,012
Related party asset	5,121	8,680
Prepaid expenses	11,188	5,087
Total current assets	150,480	136,726
Property, plant and equipment, net	19,284	18,236
Railcars available for lease, net	19,852	20,160
Right of use asset	16,033	16,669
Other long-term assets	6,705	8,873
Total assets	$212,354	$200,664
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$46,767	$41,185
Related party accounts payable	5,454	8,870
Accrued payroll and other employee costs	1,883	2,912
Reserve for workers' compensation	1,271	1,563
Accrued warranty	4,788	2,533
Customer deposits	18,706	3,300
Deferred income state and local incentives, current	—	1,291
Lease liability, current	1,623	1,955
Other current liabilities	5,626	5,711
Total current liabilities	86,118	69,320
Long-term debt, net of current portion	81,960	79,484
Warrant liability	34,498	32,514
Accrued pension costs	—	35
Deferred income state and local incentives, long-term	—	1,216
Lease liability, long-term	15,995	16,617
Other long-term liabilities	3,934	3,134
Total liabilities	222,505	202,320
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021)	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,700,850 and 15,947,228 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	198	190
Additional paid-in capital	86,380	83,742
Accumulated other comprehensive loss	(5,355)	(5,522)
Accumulated deficit	(91,374)	(80,066)
Total stockholders' deficit	(10,151)	(1,656)
Total liabilities and stockholders’ deficit	$212,354	$200,664

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$56,786	$37,354	$150,022	$69,724
Cost of sales	50,197	35,357	133,375	66,411
Gross profit	6,589	1,997	16,647	3,313
Selling, general and administrative expenses	4,053	6,294	14,766	15,445
Restructuring and impairment charges	—	(120)	—	6,530
Operating income (loss)	2,536	(4,177)	1,881	(18,662)
Interest expense	(5,757)	(3,212)	(11,462)	(5,714)
Gain (loss) on change in fair market value of warrant liability	18,746	3,452	(1,984)	(18,676)
Other income	661	230	2,157	345
Income (loss) before income taxes	16,186	(3,707)	(9,408)	(42,707)
Income tax provision	1,647	504	1,900	636
Net income (loss)	$14,539	$(4,211)	$(11,308)	$(43,343)
Net income (loss) per common share- basic	$0.58	$(0.24)	$(0.47)	$(2.19)
Net income (loss) per common share - diluted	$0.58	$(0.24)	$(0.47)	$(2.19)
Weighted average common shares outstanding – basic	24,499,784	20,160,410	23,994,327	20,084,199
Weighted average common shares outstanding – diluted	24,499,784	20,160,410	23,994,327	20,084,199

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income (loss)	$14,539	$(4,211)	$(11,308)	$(43,343)
Other comprehensive income, net of tax:
Pension and postretirement liability adjustments, net of tax	83	156	167	312
Comprehensive income (loss)	$14,622	$(4,055)	$(11,141)	$(43,031)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Shareholders
						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Deficit
Balance, March 31, 2021	16,033,481	$161	$82,519	(446,587)	$(1,782)	$(11,607)	$(77,751)	$(8,460)
Net loss	-	-	-	-	-	-	(4,211)	(4,211)
Other comprehensive income	-	-	-	-	-	156	-	156
Restricted stock awards	35,512	-	-	-	-	-	-	-
Employee stock settlement	(260)	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(87,991)	(1)	-	-	-	-	-	(1)
Stock-based compensation recognized	-	-	163	-	-	-	-	163
Equity Fees	-	-	-	-	-	-	-	-
Balance, June 30, 2021	15,980,742	$160	$82,682	(446,587)	$(1,782)	$(11,451)	$(81,962)	$(12,353)

Balance, March 31, 2022	16,525,266	$196	$85,127	-	$-	$(5,438)	$(105,913)	$(26,028)
Net income	-	-	-	-	-	-	14,539	14,539
Other comprehensive income	-	-	-	-	-	83	-	83
Restricted stock awards	60,543	1	(1)	-	-	-	-	-
Employee stock settlement	-	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(70,894)	(1)	(6)	-	-	-	-	(7)
Stock-based compensation recognized	-	-	262	-	-	-	-	262
Equity fees	185,935	2	998	-	-	-	-	1,000
Balance, June, 30, 2022	16,700,850	$198	$86,380	-	$—	$(5,355)	$(91,374)	$(10,151)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

	FreightCar America Shareholders
						Accumulated		Total
			Additional			Other		Stockholders'
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Equity
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	(Deficit)
Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	$30,497
Net loss	-	-	-	-	-	-	(43,343)	(43,343)
Other comprehensive income	-	-	-	-	-	312	-	312
Restricted stock awards	213,465	2	(2)	-	-	-	-	-
Employee stock settlement	(1,638)	-	(5)	(2,215)	(7)	-	-	(12)
Forfeiture of restricted stock awards	(92,491)	(1)	431	(116,795)	(431)	-	-	(1)
Stock-based compensation recognized	-	-	194	-	-	-	-	194
Equity Fees	-	-	-	-	-	-	-	-
Balance, June 30, 2021	15,980,742	$160	$82,682	(446,587)	$(1,782)	$(11,451)	$(81,962)	$(12,353)

Balance, December 31, 2021	15,947,228	190	83,742	-	-	(5,522)	(80,066)	(1,656)
Net loss	-	-	-	-	-	-	(11,308)	(11,308)
Other comprehensive income	-	-	-	-	-	167	-	167
Restricted stock awards	357,400	4	(4)	-	-	-	-	-
Employee stock settlement	(3,438)	-	(13)	-	-	-	-	(13)
Forfeiture of restricted stock awards	(71,394)	(1)	(6)	-	-	-	-	(7)
Stock-based compensation recognized	-	-	666	-	-	-	-	666
Equity Fees	471,054	5	1,995	-	-	-	-	2,000
Balance, June 30, 2022	16,700,850	$198	$86,380	-	$—	$(5,355)	$(91,374)	$(10,151)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(11,308)	$(43,343)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	—	6,530
Depreciation and amortization	2,060	2,196
Non-cash lease expense on right-of-use assets	636	887
Recognition of deferred income from state and local incentives	(2,507)	(1,110)
Loss on change in fair market value for warrant liability	1,984	18,676
Stock-based compensation recognized	1,490	2,961
Non-cash interest expense	7,472	1,981
Other non-cash items, net	—	96
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,917)	916
VAT receivable	16,940	(16,814)
Inventories	(16,926)	(6,814)
Other assets	(7,281)	(6,263)
Related party asset, net	143	(2,769)
Accounts and contractual payables	3,525	10,633
Accrued payroll and employee benefits	(1,028)	(802)
Income taxes payable	1,036	(360)
Accrued warranty	2,255	(2,366)
Lease liability	(954)	(1,180)
Customer deposits	15,406	—
Other liabilities	(1,527)	(6,749)
Accrued pension costs and accrued postretirement benefits	105	(415)
Net cash flows used in operating activities	(2,396)	(44,109)
Cash flows from investing activities
Maturity of restricted certificates of deposit	—	182
Purchase of property, plant and equipment	(2,808)	(1,433)
Proceeds from sale of property, plant and equipment and railcars available for lease	—	433
Net cash flows used in investing activities	(2,808)	(818)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	16,000
Deferred financing costs	—	(480)
Borrowings on revolving line of credit	49,282	7,220
Repayments on revolving line of credit	(48,770)	(11,068)
Employee stock settlement	(13)	(7)
Payment for stock appreciation rights exercised	(4)	(55)
Net cash flows provided by financing activities	495	11,610
Net decrease in cash and cash equivalents	(4,709)	(33,317)
Cash, cash equivalents and restricted cash equivalents at beginning of period	26,240	54,047
Cash, cash equivalents and restricted cash equivalents at end of period	$21,531	$20,730
Supplemental cash flow information
Interest paid	$3,990	$2,813
Income tax refunds received, net of payments	$—	$5
Non-cash transactions
Change in unpaid construction in process	$(8)	$530
Accrued PIK interest paid through issuance of PIK Note	$722	$553
Issuance of warrants	$8,560	$—
Issuance of equity fee	$2,000	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar” or the "Company") operates primarily in North America through its direct and indirect subsidiaries, and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Shanghai, People’s Republic of China, and Castaños, Coahuila, Mexico (“Castaños”).

On September 10, 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”). The closure reduced costs and aligned the Company’s manufacturing capacity with the current railcar market. The Company ceased production at the Shoals Facility in February 2021 (See Note 14–Restructuring and Impairment Charges).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2021 year-end balance sheet data was derived from the audited financial statements as of December 31, 2021. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Railcar sales	$52,764	$34,371	$142,072	$63,300
Parts sales	3,193	2,168	6,304	4,534
Revenues from contracts with customers	55,957	36,539	148,376	67,834
Leasing revenues	829	815	1,646	1,890
Total revenues	$56,786	$37,354	$150,022	$69,724

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of each of June 30, 2022 and December 31, 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits are included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet and were $19,597 and $4,807 as of June 30, 2022 and December 31, 2021, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of June 30, 2022 with expected duration of greater than one year of $40,635.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Manufacturing	$53,606	$35,158	$143,731	$65,177
Corporate and Other	3,180	2,196	6,291	4,547
Consolidated revenues	$56,786	$37,354	$150,022	$69,724

Operating income (loss):
Manufacturing (1)	$4,900	$237	$13,416	$(5,781)
Corporate and Other	(2,364)	(4,414)	(11,535)	(12,881)
Consolidated operating income (loss)	2,536	(4,177)	1,881	(18,662)
Consolidated interest expense	(5,757)	(3,212)	(11,462)	(5,714)
Gain (loss) on change in fair market value of warrant liability	18,746	3,452	(1,984)	(18,676)
Consolidated other income	661	230	2,157	345
Consolidated income (loss) before income taxes	$16,186	$(3,707)	$(9,408)	$(42,707)

Depreciation and amortization:
Manufacturing	$869	$854	$1,736	$1,921
Corporate and Other	167	145	324	275
Consolidated depreciation and amortization	$1,036	$999	$2,060	$2,196

Capital expenditures:
Manufacturing	$1,482	$697	$2,442	$1,042
Corporate and Other	366	194	366	391
Consolidated capital expenditures	$1,848	$891	$2,808	$1,433

(1) There were no restructuring and impairment charges for the three and six months ended June 30, 2022 . Results for the three and six months ended June 30, 2021 include restructuring and impairment charges (benefits) of ($120) and $6,530, respectively.

	June 30,	December 31,
	2022	2021
Assets:
Manufacturing	$179,525	$154,068
Corporate and Other	32,746	46,417
Total operating assets	212,271	200,485
Consolidated income taxes receivable	83	179
Consolidated assets	$212,354	$200,664

Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
United States	$56,772	$37,354	$150,008	$69,724	$24,243	$24,967
Mexico	14	-	14	-	30,926	30,098
Total	$56,786	$37,354	$150,022	$69,724	$55,169	$55,065

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

Recurring Fair Value Measurements	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$34,498	$-	$34,498

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$32,514	$-	$32,514

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$6,638	$6,638

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the "Common Stock") in an active market, exercise price ($0.01/share) and number of shares exercisable at June 30, 2022 and December 31, 2021, is a Level 2 measurement.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2022	2021
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	1,133
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Total restricted cash and restricted cash equivalents	$3,927	$4,957

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials	57,609	34,885
Work in process	13,728	11,306
Finished railcars	-	4,696
Parts inventory	4,508	5,125
Total inventories, net	$75,845	$56,012

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $1,669 and $1,621 relating to excess or slow-moving inventory for parts and work in process at June 30, 2022 and December 31, 2021, respectively.

Note 8 – Debt Financing and Revolving Credit Facilities

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the Lender committed to the extension of a term loan credit facility in the principal amount of $40,000, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the Common Stock underlying the Warrant (as defined below) (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the Common Stock underlying the Warrant at a special stockholders’ meeting on November 24, 2020. The $40,000 term loan closed and was funded on November 24, 2020. The Company incurred $2,872 in deferred financing costs related to the Term Loan Credit Agreement. The deferred financing costs are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan Credit Agreement.

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of June 30, 2022, the interest rate on the original advance under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, the Loan Parties entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $16,000 to a total of $56,000, with such additional $16,000 (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Second Amendment. The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. The Additional Loan bears interest at the same rate as the original term loan.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or an affiliate of the Lender a warrant (the “March 2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). Because the Company believed that it was probable that the March 2022 Warrant would be issued the Company recorded an additional warrant liability of $7,351 during the third quarter of 2021. The March 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of June 30, 2022 and

December 31, 2021, the March 2022 Warrant was exercisable for an aggregate of 1,439,940 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

Pursuant to the Second Amendment, the Company was required to, among other things, i) obtain a term sheet for additional financing of no less than $15,000 by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

On July 30, 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment”) with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of the Revolving Loan Lender (as defined below).

On December 30, 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15,000 to a total of $71,000, with such additional $15,000 (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

The Delayed Draw Loan, if funded, will bear the same interest rate as the original term loan.

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

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender (or, so long as Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if Lender has timely notified the Company in writing of such designation) a fee (the “Equity Fee”) payable in shares of Common Stock. The Equity Fee shall be calculated by dividing $1,000 by the volume weighted average price of the Common Stock on the Nasdaq Capital Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company can opt to pay the Equity Fee in cash, in the amount of $1,000, if, and only if, (x) the Company has already issued as Equity Fees a number of shares of Common Stock equal to (I) 5.0% multiplied by (II) the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, and (y) the Company has at least $15,000 of Repayment Liquidity after giving effect to such payment. The term Repayment Liquidity, as defined in the Term Loan Credit Agreement, means (a) all unrestricted and unencumbered cash and cash equivalents of the Loan Parties, plus (b) the undrawn and available portion of the commitments under that certain Amended and Restated Loan and Security Agreement by and among the Revolving Loan Parties and the Revolving Loan Lender (as described below), minus (c) all accounts payable of the Loan Parties that are more than 30 days past due.

The Equity Fee shall no longer be paid once the Company has issued to Lender and/or OC III LVS XII LP Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through June 30, 2022, the Company has paid Equity Fees totaling 879,012 shares of Common Stock.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the Common Stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of June 30, 2022 and December 31, 2021, the Warrant was exercisable for an aggregate of 6,623,724 and 6,098,217 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the Warrant in a variable number of shares of Common Stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021 (the “Warrant Acquisition Agreement”), the Company issued to the Lender a warrant (the “December 2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the December 2021 Warrant is exercised (after giving effect to such issuance). The December 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of June 30, 2022 and December 31, 2021, the December 2021 Warrant was exercisable for an aggregate of 1,439,940 and 1,325,699 shares of Common Stock, respectively with a per share exercise price of $0.01.

In addition, to the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of Common Stock equal to 3% of the outstanding Common Stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

The following schedule shows the change in fair value of the Warrant as of June 30, 2022.

Warrant liability as of December 31, 2021	$32,514
Change in fair value	1,984
Warrant liability as of June 30, 2022	$34,498

The change in fair value of the Warrant is reported on a separate line in the consolidated statement of operations. The Term Loan Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000, (the "Maximum Revolving Facility Amount") consisting of revolving loans (the "Revolving Loans").

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20,000, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limited availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii)

85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by Revolving Loan Lender from time to time in accordance with the Siena Loan Agreement.

On July 30, 2021, the Revolving Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

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

The Amended and Restated Loan and Security Agreement contains affirmative and negative covenants, including, without limitation, limitations on future indebtedness, liens and investments. The Amended and Restated Loan and Security Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Amended and Restated Loan and Security Agreement, each of the Revolving Loan Parties granted the Revolving Loan Lender a continuing lien upon certain assets of the Revolving Loan Parties to secure the obligations of the Revolving Loan Parties under the Amended and Restated Loan and Security Agreement.

On February 23, 2022, the Revolving Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35,000; provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Revolving Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Amended and Restated Loan and Security Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the First Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) for Revolving Loans will be exceeded.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of June 30, 2022, the interest rate on outstanding debt under the First Amendment to Amended and Restated Loan and Security Agreement was 6.25%.

As of June 30, 2022, the Company had $25,010 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $556. As of December 31, 2021, the Company had $24,026 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $122. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

M&T Credit Agreement

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars to be leased to third parties.

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

The M&T Credit Agreement had a term that ended on April 16, 2021 (the “Term End”). Loans outstanding thereunder bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement). The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default.

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

Pursuant to the Forbearance Agreement, the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by FreightCar Leasing Borrower to M&T pursuant to the M&T Security Agreement (the “Collateral”)) and all the provisions of the M&T Security Agreement. During the period from Execution Date until the termination of the Forbearance Agreement, M&T may not take any action against the Obligors or exercise or enforce any rights or remedies provided for in the Credit Documents or otherwise available to it.

On December 1, 2023, or sooner if requested by the Lender (the “Turnover Date”), FreightCar Leasing Borrower shall execute and deliver to M&T documents required to deliver and assign to M&T all the leased railcars and related leases serving as Collateral for the M&T Credit Agreement.

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

The Forbearance Agreement contains customary releases at execution for all affiliates of the Company (other than the Obligors) and agreements to deliver final releases with respect to the Obligors upon their performance under the Forbearance Agreement. The Company also agreed to turn over to M&T on the Effective Date certain rents in the amount of $715 that it had previously collected as servicing agent for FreightCar Leasing Borrower, and to continue to provide such services through the Turnover Date without a service fee, and after the Turnover Date through the return of the railcars serving as Collateral, for a service fee.

As of June 30, 2022 and December 31, 2021, FreightCar Leasing Borrower had $7,444 and $7,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,549 and $6,638, respectively. As of June 30, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 5.75%.

Long-term debt consists of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
M&T Credit Agreement outstanding	$7,444	$7,917
Siena Loan Agreement outstanding	25,010	24,026
Term Loan Credit Agreement outstanding	58,000	57,278
Total debt	90,454	89,221
Less Term Loan Credit Agreement discount	(6,170)	(7,077)
Less Term Loan Credit Agreement deferred financing costs	(2,324)	(2,660)
Total debt, net of discount and deferred financing costs	81,960	79,484
Less amounts due within one year	-	-
Long-term debt, net of current portion	$81,960	$79,484

The fair value of long-term debt approximates its carrying value as of June 30, 2022 and December 31, 2021.

Note 9 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2022
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$83	$-	$83

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$156	$-	$156

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2022
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$167	-	$167

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$312	$-	$312

The components of accumulated other comprehensive loss consist of the following:

	June 30,	December 31,
	2022	2021
Unrecognized pension cost, net of tax of $6,282 and $6,282, respectively	$(5,355)	$(5,522)

Note 10 – Stock-Based Compensation

Total stock-based compensation was $(2,754) and $300 for the three months ended June 30, 2022 and 2021, respectively, and $1,490 and $2,961 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $1,466 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 25 months. As of June 30, 2022, there was $1,401 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 28 months.

2020 and 2021 Grants of Stock Appreciation Rights

During 2020 and 2021, the Company granted 1,139,464 and 1,735,500 cash settled stock appreciation rights, respectively, to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. Cash settled stock appreciation rights are classified as liabilities. The 2020 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights was contingent upon the achievement of a thirty-day trailing average fair market value of a share of Common Stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. During the first quarter of 2021, the market condition for the 2021 cash settled stock appreciation rights was met. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. The Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. Fair value of vested cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The estimated fair value of the cash settled stock appreciation rights as of June 30, 2022 was $3,212. Stock-based compensation for cash settled stock appreciation rights was $(2,951) and $127 for the three months ended June 30, 2022 and 2021, respectively, and $808 and $2,679 for the six months ended June 30, 2022 and 2021, respectively.

The fair value of unvested cash settled stock appreciation rights as of June 30, 2022 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	4.1 years	89.91%	0.00%	2.98%	$2.85
2020	9/14/2020	4.5 years	86.68%	0.00%	2.99%	$2.75
2020	11/30/2020	4.7 years	85.24%	0.00%	3.00%	$2.64
2021	1/5/2021	4.8 years	84.45%	0.00%	3.00%	$2.69

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2022	2021	2022	2021
Interest cost	$276	$236	$552	$472
Expected return on plan assets	(617)	(584)	(1,234)	(1,168)
Amortization of unrecognized net loss	83	156	167	312
	$(258)	$(192)	$(515)	$(384)

The Company made no contributions to the Company’s defined benefit pension plan for the three and six months ended June 30, 2022 and 2021. The Company expects to make no contributions to its pension plan in 2022.

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

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has reserved $0.4 million to cover probable and estimable liabilities with respect to these matters (see Note 16–Subsequent Event).

Note 13 – Earnings Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Weighted average common shares outstanding	15,919,436	14,863,069	15,799,456	14,783,459
Issuance of warrants	8,580,348	5,297,341	8,194,871	5,300,740
Weighted average common shares outstanding - basic	24,499,784	20,160,410	23,994,327	20,084,199
Issuance of contingent warrants	-	-	-	-
Weighted average common shares outstanding - diluted	24,499,784	20,160,410	23,994,327	20,084,199

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2022 and 2021, 1,759,997 and 1,329,429 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2022 and 2021, 1,727,421 and 1,531,864 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

On September 10, 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which had been magnified by the COVID-19 pandemic. On October 8, 2020, the Company reached an agreement with the Shoals Facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the six months ended June 30, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges (benefits) related to the plant closure for the three and six months ended June 30, 2021 were primarily due to relocating some of the facility’s equipment to Castaños.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, and are detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Impairment and loss on disposal of machinery and equipment	$-	$-	$-	$1,591
Employee severance and retention	-	(24)	-	(5)
Other charges related to facility closure	-	(96)	-	4,944
Total restructuring and impairment costs	$-	$(120)	$-	$6,530

	Accrued as of December 31, 2021	Cash Charges	Non-cash charges	Cash payments	Accrued as of June 30, 2022

Impairment and loss on disposal of machinery and equipment	$-				$-
Employee severance and retention	163		-	(163)	-
Other charges related to facility closure	-				-
Total restructuring and impairment costs	$163	$-	$-	$(163)	$-

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of June 30, 2021

Impairment and loss on disposal of machinery and equipment	$-		$269		$-
Employee severance and retention	1,596		(80)	(1,238)	278
Other charges related to facility closure	251	6,437	(96)	(6,688)	-
Total restructuring and impairment costs	$1,847	$6,437	$93	$(7,926)	$278

Note 15 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. ("Fasemex"): Jesus Gil, VP Operations and director of the Company; Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 12.5% of the outstanding shares of Common Stock. Fasemex provides steel fabrication services to the Company. Effective November 2021, the lessors of the Company’s leased facility in Castaños (the "Castaños Facility") are Jesus Gil, Alejandro Gil, and Salvador Gil. Previously, Fasemex was the lessor of the Castaños Facility. The Company paid $4,447 and $16,656 during the three and six months ended June 30, 2022, respectively, and $13,400 and $18,100 during the three and six months ended June 30, 2021, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil. The Company paid $563 and $1,072 during the three and six months ended June 30, 2022, respectively, and $500 and $900 during the three and six months ended June 30, 2021, respectively, to DI related to material and safety supplies. Maquinaria y Equipo de Transporte Jova S.A. de C.V ("METJ") is owned by Jorge Gil, another sibling of Jesus Gil. The Company paid $812 and $1,412 during the three and six months ended June 30, 2022, respectively, and $300 and $400 during the three and six months ended June 30, 2021, respectively, to METJ related to trucking services. Related party asset on the condensed consolidated balance sheet of $5,121 as of June 30, 2022 includes prepaid inventory of $575 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $5,454 as of June 30, 2022 includes $5,008 payable to Fasemex, $202 payable to DI and $244 payable to METJ. Related party asset on the condensed consolidated balance sheet of $8,680 as of December 31, 2021 includes prepaid inventory of $4,134 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $8,870 as of December 31, 2021 includes $8,291 payable to Fasemex, $291 payable to DI and $288 payable to METJ.

The Warrantholder beneficially owns approximately 38.0% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 3 filed with the SEC on April 12, 2022). The Company paid $2,084 and $4,120 to the Warrantholder during the three and six months ended June 30, 2022, respectively, for term loan interest, of which $1,726 and $3,398 was paid in cash during the three and six months ended June 30, 2022, respectively, and $358 and $722 was payment in kind during the three and six months ended June 30, 2022, respectively. Additionally, the Company paid $1,000 and $2,000 in equity fees during the three and six months ended June 30, 2022, respectively, and $125 and $247 in cash fees during the three and six months ended June 30, 2022, respectively, to the Warrantholder related to the standby letter of credit described in Note 8 Debt Financing and Revolving Credit Facilities.

Note 16 – Subsequent Event

The Company has a qualified, defined benefit pension plan (the "Plan") that was established to provide benefits to certain employees. Effective July 19, 2022, the Company entered into a commitment agreement (the "OneAmerica Agreement") with OneAmerica Financial Partners, Inc. ("OneAmerica"). Under the OneAmerica Agreement, the Company will purchase a non-participating group annuity contract (the "Annuity Contract") from OneAmerica and transfer to OneAmerica about 67.7% of its future benefit obligations under the Plan.

Upon payment of the premium to OneAmerica and the closing of the transactions contemplated by the OneAmeria Agreement, the applicable pension benefit obligations will be irrevocably transferred from the Plan to OneAmerica. By transferring the future benefit obligations and annuity administration to OneAmerica, the Company has reduced its gross Plan liabilities by approximately $27.6 million. The purchase of the Annuity Contract will be funded directly by the assets of the Plan.

As a result of the transactions contemplated by the OneAmerica Agreement, the Company expects to recognize a non-cash pre-tax pension settlement charge of $8.1 million in the third quarter of 2022, as a result of the application of pension settlement accounting rules, which require the Company to remeasure the Plan as of July 19, 2022.

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

Total new orders received for railcars for the six months ended June 30, 2022 were 1,900 units, consisting of 1,602 new railcars and 298 rebuilt railcars, compared to orders for 1,433 units, consisting of 800 new railcars and 633 rebuilt railcars for the six months ended June 30, 2021. Total backlog of unfilled orders was 2,972 units at June 30, 2022, compared to 2,323 railcars as of December 31, 2021. The estimated sales value of the backlog was $320 million and $240 million, respectively, as of June 30, 2022 and December 31, 2021. The increase in the number of orders for new railcars for the six months ended June 30, 2022 compared to the prior year period is a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenues

Our consolidated revenues for the three months ended June 30, 2022 were $56.8 million compared to $37.4 million for the three months ended June 30, 2021. Manufacturing segment revenues for the three months ended June 30, 2022 were $53.6 million compared to $35.2 million for the corresponding prior year quarter. The $18.4 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered. Railcar deliveries totaled 468 units for the second quarter of 2022, consisting of 411 new railcars and 57 rebuilt railcars, compared to 313 new railcars delivered in the second quarter of 2021.

Corporate and Other revenues were $3.2 million for the three months ended June 30, 2022 compared to $2.2 million for the three months ended June 30, 2021.

Gross Profit

Our consolidated gross profit was $6.6 million for the three months ended June 30, 2022 compared to $2.0 million for the three months ended June 30, 2021. Manufacturing segment gross profit was $5.5 million for the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021. The $4.6 million increase in consolidated gross profit and $4.4 million increase in Manufacturing segment gross profit reflect a favorable volume variance and favorable margins per car.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2022 were $4.1 million compared to $6.3 million for the three months ended June 30, 2021. The $2.2 million decrease was primarily due to decreases in stock-based compensation related fair value adjustments for cash-settled stock appreciation rights awarded to employees in prior periods. Manufacturing segment selling, general and administrative expenses were $0.6 million for the three months ended June 30, 2022, compared to $0.9 million for the three months ended June 30, 2021. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2022 were 1.1% of revenue, compared to 2.7% of revenue for the three months ended June 30, 2021. Corporate and Other selling, general and administrative expenses were $3.5 million for the three months ended June 30, 2022 compared to $5.4 million for the three months ended June 30, 2021. Corporate and Other selling, general and administrative expenses for the three months ended June 30, 2022 included decreases in stock-based compensation of $2.7 million.

Restructuring and Impairment Charges

Restructuring and impairment charges were not material for the three months ended June 30, 2022 and 2021.

Operating Income (Loss)

Our consolidated operating income for the three months ended June 30, 2022 was $2.5 million compared to $4.2 million operating loss for the three months ended June 30, 2021. Operating income for the Manufacturing segment was $4.9 million for the three months ended June 30, 2022 compared to operating income of $0.2 million for the three months ended June 30, 2021, reflecting the increase in railcars delivered during the three months ended June 30, 2022 compared to the 2021 period. Corporate and Other operating loss was $2.4 million for the three months ended June 30, 2022 compared to operating loss of $4.4 million for the three months ended June 30, 2021. The decrease in operating loss is primarily a result of the previously described decreases in Corporate and Other stock-based compensation costs.

Income Taxes

Our income tax provision was $1.6 million for the three months ended June 30, 2022 compared to $0.5 million for the three months ended June 30, 2021.

Net Income (Loss)

As a result of the changes and results discussed above, as well as the $18.7 million gain on change in fair market value of warrant liability, net income was $14.5 million for the three months ended June 30, 2022 compared to a $4.2 million net loss for the three months ended June 30, 2021. For the three months ended June 30, 2022, basic and diluted net income per share was $0.58 compared to basic and diluted net loss per share of $0.24 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Revenues

Our consolidated revenues for the six months ended June 30, 2022 were $150.0 million compared to $69.7 million for the six months ended June 30, 2021. Manufacturing segment revenues for the six months ended June 30, 2022 were $143.7 million compared to $65.2 million for the corresponding prior year period. The $78.5 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered. Railcar deliveries in the six months ended June 30, 2022 totaled 1,251 units, consisting of 848 new railcars and 403 rebuilt railcars, compared to 622 units in the same period of 2021, consisting of 473 new railcars and 149 rebuilt railcars. Corporate and Other revenues were $6.3 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021.

Gross Profit

Our consolidated gross profit was $16.6 million for the six months ended June 30, 2022 compared to $3.3 million for the six months ended June 30, 2021. Manufacturing segment gross profit was $14.8 million for the six months ended June 30, 2022 compared to $2.2 million for the six months ended June 30, 2021. The $13.3 million increase in consolidated gross profit and $12.6 million increase in Manufacturing segment gross profit reflect a favorable volume variance and favorable margins per car.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2022 were $14.8 million compared to $15.4 million for the six months ended June 30, 2021. The $0.7 million decrease in consolidated selling, general and administrative expenses for the six months ended June 30, 2022 was primarily due to decreases in stock-based compensation related to fair value adjustments for cash-settled stock appreciation rights awarded to employees in prior periods. Manufacturing segment selling, general and administrative expenses were $1.4 million for the six months ended June 30, 2022, compared to $1.5 million for the six months ended June 30, 2021. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2022 were 1.0% of revenue, compared to 2.2% of revenue for the six months ended June 30, 2021. Corporate and Other selling, general and administrative expenses were $13.4 million for the six months ended June 30, 2022 compared to $14.0 million for the six months ended June 30, 2021. The $0.6 million decrease in Corporate and Other selling, general and administrative expenses is primarily a result of decreases in Corporate and Other stock-based compensation costs of $1.5 million.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the six months ended June 30, 2022. Restructuring and impairment charges of $6.5 million for the six months ended June 30, 2021 primarily represented costs related to relocating some of the Shoals Facility’s equipment to the Castaños Facility.

Operating Income (Loss)

Our consolidated operating income for the six months ended June 30, 2022 was $1.9 million compared to a $18.7 million operating loss for the six months ended June 30, 2021. Operating income for the Manufacturing segment was $13.4 million for the six months ended June 30, 2022 compared to an operating loss of $5.8 million for the six months ended June 30, 2021, reflecting the increase in railcars delivered during the six months ended June 30, 2022 compared to the 2021 period. Manufacturing segment operating loss for the six months ended June 30, 2021 included restructuring and impairment charges of $6.5 million while there were no restructuring and impairment charges for the six months ended June 30, 2022. Corporate and Other operating loss was $11.5 million for the six months ended June 30, 2022 compared to $12.9 million for the six months ended June 30, 2021. The $1.4 million increase in operating loss is primarily a result of the previously described decreases in Corporate and Other stock-based compensation costs.

Income Taxes

Our income tax provision was $1.9 million for the six months ended June 30, 2022 compared to $0.6 million for the six months ended June 30, 2021.

Net Income (Loss)

As a result of the changes and results discussed above, net loss was $11.3 million for the six months ended June 30, 2022 compared to $43.3 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, basic and diluted net loss per share was $0.47 compared to $2.19 for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

Term Loan Credit Agreement

On October 13, 2020, the Company entered into a Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) by and among the Company, as guarantor, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). Pursuant to the Term Loan Credit Agreement, the

Lender committed to the extension of a term loan credit facility in the principal amount of $40.0 million, consisting of a single term loan to be funded upon the satisfaction of certain conditions precedent set forth in the Term Loan Credit Agreement, including stockholder approval of the issuance of the Company's common stock, par value $0.01 per share (the "Common Stock"), underlying the Warrant (as defined below) (the funding date of such term loan, the “Closing Date”). FreightCar America, Inc. stockholders approved the issuance of the Common Stock underlying the Warrant at a special stockholders’ meeting on November 24, 2020. The $40.0 million term loan closed and was funded on November 24, 2020. The Company incurred $2.9 million in deferred financing costs related to the Term Loan Credit Agreement. The deferred financing costs are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan Credit Agreement.

The Term Loan Credit Agreement has a term ending five years following the Closing Date. The term loan outstanding under the Term Loan Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Term Loan Credit Agreement, at Base Rate (as defined in the Term Loan Credit Agreement) or Eurodollar Rate (as defined in the Term Loan Credit Agreement) plus the Applicable Margin (as defined in the Term Loan Credit Agreement) for each such interest rate set forth in the Term Loan Credit Agreement. As of June 30, 2022, the interest rate on the original advance of $40.0 million under the Term Loan Credit Agreement was 14.0%.

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

On May 14, 2021, the Loan Parties entered into an Amendment No. 2 to the Term Loan Credit Agreement (the “Second Amendment”) with Lender and the Agent pursuant to which the principal amount of the term loan credit facility was increased by $16.0 million to a total of $56.0 million, with such additional $16.0 million (the “Additional Loan”) to be funded upon the satisfaction of certain conditions precedent set forth in the Second Amendment. The Additional Loan closed and was funded on May 17, 2021. The Company incurred $0.5 million in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. The Additional Loan bears interest at the same rate as the original term loan.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or an affiliate of the Lender a warrant (the “March 2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the March 2022 Warrant is exercised (after giving effect to such issuance). Because the Company believed that it was probable that the Additional Warrant would be issued the Company recorded an additional warrant liability of $7,351 during the third quarter of 2021. The March 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of June 30, 2022 and December 31, 2021, the March 2022 Warrant was exercisable for an aggregate of 1,439,940 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

Pursuant to the Second Amendment, the Company was required to among other things, i) obtain a term sheet for additional financing of no less than $15.0 million by July 31, 2021 and ii) file a registration statement on Form S-3 registering Company securities by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

On July 30, 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement (the "Third Amendment") with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of the “Revolving Loan Lender”(as defined below).

On December 30, 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15.0 million to a total of $71.0 million, with such additional $15.0 million (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

The Delayed Draw Loan, if funded, will bear the same interest rate as the original term loan.

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

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender (or, so long as Lender is the sole provider of the Third Amendment Letter of Credit, to OC III LVS XII LP, if Lender has timely notified the Company in writing of such designation) a fee (the “Equity Fee”) payable in shares of Common Stock. The Equity Fee shall be calculated by dividing $1.0 million by the volume weighted average price of the Common Stock on the Nasdaq Capital Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company can opt to pay the Equity Fee in cash, in the amount of $1.0 million, if, and only if, (x) the Company has already issued as Equity Fees a number of shares of Common Stock equal to (I) 5.0% multiplied by (II) the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, and (y) the Company has at least $15.0 million of Repayment Liquidity after giving effect to such payment. The term Repayment Liquidity, as defined in the Term Loan Credit Agreement, means (a) all unrestricted and unencumbered cash and cash equivalents of the Loan Parties, plus (b) the undrawn and available portion of the commitments under that certain Amended and Restated Loan and Security Agreement by and among the Revolving Loan Parties and the Revolving Loan Lender (as described below), minus (c) all accounts payable of the Loan Parties that are more than 30 days past due.

The Equity Fee shall no longer be paid once the Company has issued to Lender and/or OC III LVS XII LP Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through June 30, 2022, the Company has paid Equity Fees totaling 879,012 shares of Common Stock.

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

Warrant

In connection with the entry into the Term Loan Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020 (the “Warrant Acquisition Agreement”), by and between the Company and the Lender to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the Warrant is exercised (after giving effect to such issuance). The Warrant is exercisable for a term of ten years from the date of the issuance of the Warrant. The Warrant was issued on November 24, 2020 after the Company received stockholder approval of the issuance of the Common Stock issuable upon exercise of the Warrant by the Warrantholder. In connection with the issuance of the Warrant, the Company and the Lender entered into a registration rights agreement (the “Registration Rights Agreement”) as of the Closing Date of November 24, 2020. As of June 30, 2022 and December 31, 2021, the Warrant was exercisable for an aggregate of 6,623,724 and 6,098,217 shares, respectively, of Common Stock with a per share exercise price of $0.01.The Company determined that the Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the

Company to settle the Warrant in a variable number of shares of Common Stock. The Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Term Loan Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021 (the “Warrant Acquisition Agreement”), the Company issued to the Lender a warrant (the “December 2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the December 2021 Warrant is exercised (after giving effect to such issuance). The December 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of June 30, 2022 and December 31, 2021, the December 2021 Warrant was exercisable for an aggregate of 1,439,940 and 1,325,699 shares, respectively, of Common Stock with a per share exercise price of $0.01.

In addition, to the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of Common Stock equal to 3% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years.

Siena Loan and Security Agreement

On October 8, 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million, (the "Maximum Revolving Facility Amount") consisting of revolving loans (the "Revolving Loans").

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20.0 million, subject to borrowing base requirements set forth in the Siena Loan Agreement, which generally limited availability under the revolving credit facility to (a) 85% of the value of eligible accounts and (b) up to the lesser of (i) 50% of the lower of cost or market value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, and as reduced by reserves established by the Revolving Loan Lender from time to time in accordance with the Siena Loan Agreement.

On July 30, 2021, the Revolving Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement in its entirety.

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

The Amended and Restated Loan and Security Agreement contains affirmative and negative covenants, including, without limitation, limitations on future indebtedness, liens and investments. The Amended and Restated Loan and Security Agreement also provides for customary events of default. Pursuant to the terms and conditions set forth in the Amended and Restated Loan and Security Agreement, each of the Revolving Loan Parties granted the Revolving Loan Lender a continuing lien upon certain assets of the Revolving Loan Parties to secure the obligations of the Revolving Loan Parties under the Amended and Restated Loan and Security Agreement.

On February 23, 2022, the Revolving Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35 million; provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Revolving Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Amended and Restated Loan and Security Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum

Revolving Facility Amount and (y) the Borrowing Base (as defined in the First Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) for Revolving Loans will be exceeded.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of June 30, 2022, the interest rate on outstanding debt under the First Amendment to Amended and Restated Loan and Security Agreement was 6.25%.

As of June 30, 2022, the Company had $25.0 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $0.6 million. As of December 31, 2021, the Company had $24.0 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $0.1 million. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement and incurred $1.0 million in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

M&T Credit Agreement

On April 16, 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40.0 million for the purpose of financing railcars to be leased to third parties.

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

The M&T Credit Agreement had a term that ended on April 16, 2021 (the “Term End”). Loans outstanding thereunder bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement). The M&T Credit Agreement has both affirmative and negative covenants, including, without limitation, maintaining an Interest Coverage Ratio (as defined in the M&T Credit Agreement) of not less than 1.25:1.00, measured quarterly, and limitations on indebtedness, loans, liens and investments. The M&T Credit Agreement also provides for customary events of default.

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

Pursuant to the Forbearance Agreement, the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by FreightCar Leasing Borrower to M&T pursuant to the M&T Security Agreement, between FreightCar Leasing Borrower and M&T (the “Collateral”)) and all the provisions of the M&T Security Agreement. During the period from Execution Date until the termination of the Forbearance Agreement, M&T may not take any action against the Obligors or exercise or enforce any rights or remedies provided for in the Credit Documents or otherwise available to it.

On December 1, 2023, or sooner if requested by M&T (the “Turnover Date”), FreightCar Leasing Borrower shall execute and deliver to M&T documents required to deliver and assign to M&T all the leased railcars and related leases serving as Collateral for the M&T Credit Agreement.

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

The Forbearance Agreement contains customary releases at execution for all affiliates of the Company (other than the Obligors) and agreements to deliver final releases with respect to the Obligors upon their performance under the Forbearance Agreement. The Company also agreed to turn over to M&T on the Effective Date certain rents in the amount of $0.7 million that it had previously collected as servicing agent for FreightCar Leasing Borrower, and to continue to provide such services through the Turnover Date without a service fee, and after the Turnover Date through the return of the railcars serving as Collateral, for a service fee.

As of June 30, 2022 and December 31, 2021, FreightCar Leasing Borrower had $7.4 million and $7.9 million, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6.5 million and $6.6 million, respectively. As of June 30, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 5.75%.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $3.9 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively. Restricted deposits of $0.3 million as of each of June 30, 2022 and December 31, 2021, relate to a customer deposit for purchase of railcars. Restricted deposits of $3.6 million as of June 30, 2022 and $4.7 million as of December 31, 2021 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of June 30, 2022 are scheduled to expire at various dates through December 10, 2022.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our Term Loan Credit Agreement and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial. Additionally, we have recovered $35.4 million in Value Added Tax ("VAT") refunds during the six months ended June 30, 2022 relating to production at the Castaños Facility. We continue to work through the VAT refund process as a part of our working capital structure.

Based upon our operating performance and capital requirements, we may, from time to time, be required to raise additional funds through additional offerings of our Common Stock or debt and through long-term borrowings such as the $40.0 million term loan under the Term Loan Credit Agreement. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(2,396)	$(44,109)
Investing activities	(2,808)	(818)
Financing activities	495	11,610
Total	$(4,709)	$(33,317)

Operating Activities. Our net cash provided by (used in) operating activities reflects net loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities. We do not usually experience business credit issues, although a payment may be delayed pending completion of closing documentation.

Our net cash used in operating activities for the six months ended June 30, 2022 was $2.4 million compared to net cash used in operating activities of $44.1 million for the six months ended June 30, 2021. Our net cash used in operating activities for the six months ended June 30, 2022 reflects changes in working capital, including an increase in customer deposits of $15.4 million and a decrease in VAT receivable of $16.9 million, all of which were partially offset by increases in both accounts receivable of $13.9 million and inventory of $16.9 million. Increases in customer deposits for the six months ended June 30, 2022 represented a cash advance for cars to be delivered in the third quarter of 2022. Increases in prepayments are due to inventory to be used in production of railcars to be delivered during the second half of 2022. Our VAT receivable decreased as a result of recovering VAT refunds during the six months ended June 30, 2022, while accounts receivable increased as a result of a higher volume of railcars delivered during the six months ended June 30, 2022. Our net cash used in operating activities for the six months ended June 30, 2021 reflects changes in working capital, including increases in VAT receivable of $16.8 million and decreases in deferred revenue of $4.4 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $2.8 million and consisted of capital expenditures related to the expansion of the Castaños Facility. Net cash used in investing activities for the six months ended June 30, 2021 was $0.8 million and included capital expenditures of $1.4 million related to the construction in progress for our Castaños Facility and the $0.4 million proceeds from sale of equipment from our Shoals Facility.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million which consisted of $49.3 million of borrowings on our revolving line of credit, offset by $48.8 million of repayments on our revolving line of credit. Net cash provided by financing activities for the six months ended June 30, 2021 was $11.6 million, which primarily consisted of proceeds from issuance of long-term debt of $16.0 million, partially offset by net repayments on our revolving line of credit of $3.8 million.

Capital Expenditures

Our capital expenditures were $2.8 million in the six months ended June 30, 2022, compared to $1.4 million in the six months ended June 30, 2021. We anticipate capital expenditures during 2022 to be in the range of $7 million to $8 million, primarily related to the expansion of our Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 12 – Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1	Warrant Acquisition Agreement, dated April 4, 2022, by and among the Company and OC III LVS XXVIII LP.
10.2	Warrant to Purchase Common Stock of the Company issued by the Company to OC III LVS XXVIII LP dated April 4, 2022.
10.3	Registration Rights Agreement, dated April 4, 2022, by and between the Company and OC III LVS XXVIII LP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 8, 2022	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)