Form 10-Q
period 2022-09-30
FreightCar America, Inc.
filed 2022-11-07
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 1, 2022, there were 17,223,306 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$18,371	$26,240
Accounts receivable, net of allowance for doubtful accounts of $135 and $323 respectively	12,174	9,571
VAT receivable	5,047	31,136
Inventories, net	84,218	56,012
Related party asset	4,017	8,680
Prepaid expenses	8,094	5,087
Total current assets	131,921	136,726
Property, plant and equipment, net	21,137	18,236
Railcars available for lease, net	19,697	20,160
Right of use asset	15,725	16,669
Other long-term assets	4,571	8,873
Total assets	$193,051	$200,664
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$44,428	$41,185
Related party accounts payable	1,944	8,870
Accrued payroll and other employee costs	3,448	2,912
Reserve for workers' compensation	1,050	1,563
Accrued warranty	3,129	2,533
Customer deposits	—	3,300
Deferred income state and local incentives, current	—	1,291
Lease liability, current	1,262	1,955
Other current liabilities	9,028	5,711
Total current liabilities	64,289	69,320
Long-term debt, net of current portion	91,597	79,484
Warrant liability	35,772	32,514
Accrued pension costs	—	35
Deferred income state and local incentives, long-term	—	1,216
Lease liability, long-term	15,871	16,617
Other long-term liabilities	4,370	3,134
Total liabilities	211,899	202,320
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,963,755 and 15,947,228 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	201	190
Additional paid-in capital	87,704	83,742
Accumulated other comprehensive income (loss)	2,427	(5,522)
Accumulated deficit	(109,180)	(80,066)
Total stockholders' deficit	(18,848)	(1,656)
Total liabilities and stockholders’ deficit	$193,051	$200,664

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$85,743	$58,307	$235,765	$128,031
Cost of sales	81,189	56,769	214,564	123,180
Gross profit	4,554	1,538	21,201	4,851
Selling, general and administrative expenses	7,112	5,701	21,878	21,146
Loss on pension settlement	8,105	—	8,105	—
Restructuring and impairment charges	—	—	—	6,530
Operating loss	(10,663)	(4,163)	(8,782)	(22,825)
Interest expense	(6,087)	(3,562)	(17,549)	(9,276)
Loss on change in fair market value of Warrant liability	(1,274)	(293)	(3,258)	(18,969)
Gain on extinguishment of debt	—	10,129	—	10,129
Other income	190	145	2,347	490
Income (loss) before income taxes	(17,834)	2,256	(27,242)	(40,451)
Income tax provision (benefit)	(28)	1,525	1,872	2,161
Net income (loss)	$(17,806)	$731	$(29,114)	$(42,612)
Net income (loss) per common share- basic	$(0.69)	$0.03	$(1.19)	$(2.11)
Net income (loss) per common share - diluted	$(0.69)	$0.03	$(1.19)	$(2.11)
Weighted average common shares outstanding – basic	25,718,414	20,485,438	24,470,659	20,225,671
Weighted average common shares outstanding – diluted	25,718,414	22,111,824	24,470,659	20,225,671

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income (loss)	$(17,806)	$731	$(29,114)	$(42,612)
Other comprehensive income, net of tax:
Loss on pension settlement	8,105	—	8,105	—
Reclassification adjustment for amortization of net loss (pre-tax other income)	(323)	155	(156)	467
Comprehensive income (loss)	$(10,024)	$886	$(21,165)	$(42,145)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Deficit
Balance, June 30, 2021	15,980,742	$160	$82,682	(446,587)	$(1,782)	$(11,451)	$(81,962)	$(12,353)
Net income	-	-	-	-	-	-	731	731
Other comprehensive income	-	-	-	-	-	155	-	155
Forfeiture of restricted stock awards	(51,535)	(1)	1	-	-	-	-	-
Exercise of stock appreciation rights	10,237	-	54	-	-	-	-	54
Stock-based compensation recognized	-	-	243	-	-	-	-	243
Equity Fees	-	-	324	232,065	926	-	-	1,250
Balance, September 30, 2021	15,939,444	$159	$83,304	(214,522)	$(856)	$(11,296)	$(81,231)	$(9,920)

Balance, June 30, 2022	16,700,850	$198	$86,380	-	$-	$(5,355)	$(91,374)	$(10,151)
Net loss	-	-	-	-	-	-	(17,806)	(17,806)
Other comprehensive income	-	-	-	-	-	7,782	-	7,782
Restricted stock awards	29,508	-	-	-	-	-	-	-
Stock options exercised	5,292	-	-	-	-	-	-	-
Employee stock settlement	(11,720)	-	(44)	-	-	-	-	(44)
Forfeiture of restricted stock awards	(10,000)	-	(62)	-	-	-	-	(62)
Stock-based compensation recognized	-	-	433	-	-	-	-	433
Equity fees	249,825	3	997	-	-	-	-	1,000
Balance, September 30, 2022	16,963,755	$201	$87,704	-	$-	$2,427	$(109,180)	$(18,848)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Deficit
Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	$30,497
Net loss	-	-	-	-	-	-	(42,612)	(42,612)
Other comprehensive income	-	-	-	-	-	467	-	467
Restricted stock awards	213,465	2	(2)	-	-	-	-	-
Employee stock settlement	(1,638)	-	(5)	(2,215)	(7)	-	-	(12)
Forfeiture of restricted stock awards	(144,026)	(2)	432	(116,795)	(431)	-	-	(1)
Exercise of stock appreciation rights	10,237	-	54	-	-	-	-	54
Stock-based compensation recognized	-	-	437	-	-	-	-	437
Equity Fees	-	-	324	232,065	926	-	-	1,250
Balance, September 30, 2021	15,939,444	$159	$83,304	(214,522)	$(856)	$(11,296)	$(81,231)	$(9,920)

Balance, December 31, 2021	15,947,228	190	83,742	-	-	(5,522)	(80,066)	(1,656)
Net loss	-	-	-	-	-	-	(29,114)	(29,114)
Other comprehensive income	-	-	-	-	-	7,949	-	7,949
Restricted stock awards	386,908	4	(4)	-	-	-	-	-
Stock options exercised	5,292	-	-	-	-	-	-	-
Employee stock settlement	(15,158)	-	(57)	-	-	-	-	(57)
Forfeiture of restricted stock awards	(81,394)	(1)	(68)	-	-	-	-	(69)
Stock-based compensation recognized	-	-	1,099	-	-	-	-	1,099
Equity Fees	720,879	8	2,992	-	-	-	-	3,000
Balance, September 30, 2022	16,963,755	$201	$87,704	-	$-	$2,427	$(109,180)	$(18,848)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(29,114)	$(42,612)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	—	6,530
Depreciation and amortization	3,110	3,304
Non-cash lease expense on right-of-use assets	944	1,173
Recognition of deferred income from state and local incentives	(2,507)	(1,665)
Loss on change in fair market value for Warrant liability	3,258	18,969
Loss on pension settlement	8,105	—
Stock-based compensation recognized	2,307	2,829
Non-cash interest expense	11,309	3,782
Gain on extinguishment of debt	—	(10,129)
Other non-cash items, net	(9)	314
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,603)	1,688
VAT receivable	24,634	(25,622)
Inventories	(30,110)	(4,276)
Other assets	(3,741)	(1,682)
Related party asset, net	(2,263)	(617)
Accounts and contractual payables	4,386	1,502
Accrued payroll and employee benefits	536	(302)
Income taxes payable	737	1,111
Accrued warranty	596	(2,619)
Lease liability	(1,439)	(1,641)
Customer deposits	(3,300)	(3,896)
Other liabilities	1,798	(2,492)
Accrued pension costs and accrued postretirement benefits	(219)	(607)
Net cash flows used in operating activities	(13,585)	(56,958)
Cash flows from investing activities
Maturity of restricted certificates of deposit	—	182
Purchase of property, plant and equipment	(3,380)	(1,983)
Proceeds from sale of property, plant and equipment	—	433
Net cash flows used in investing activities	(3,380)	(1,368)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	16,000
Deferred financing costs	—	(1,517)
Borrowings on revolving line of credit	84,396	38,571
Repayments on revolving line of credit	(75,239)	(21,225)
Employee stock settlement	(57)	(7)
Payment for stock appreciation rights exercised	(4)	(57)
Net cash flows provided by financing activities	9,096	31,765
Net decrease in cash and cash equivalents	(7,869)	(26,561)
Cash, cash equivalents and restricted cash equivalents at beginning of period	26,240	54,047
Cash, cash equivalents and restricted cash equivalents at end of period	$18,371	$27,486
Supplemental cash flow information
Interest paid	$6,240	$4,575
Income tax refunds received, net of payments	$—	$5
Non-cash transactions
Change in unpaid construction in process	$2,168	$68
Accrued PIK interest paid through issuance of PIK Note	$1,093	$915
Issuance of warrants	$8,560	$—
Issuance of equity fee	$3,000	$1,000

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar” or the “Company”) operates primarily in North America through its direct and indirect subsidiaries, and manufactures a wide range of railroad freight cars, supplies railcar parts, and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Shanghai, People’s Republic of China; and Castaños, Coahuila, Mexico (“Castaños”).

In September 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”). The closure reduced costs and aligned the Company’s manufacturing capacity with the current railcar market. The Company ceased production at the Shoals Facility in February 2021 (See Note 14–Restructuring and Impairment Charges).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2021 year-end balance sheet data was derived from the audited financial statements as of December 31, 2021. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Railcar sales	$82,017	$55,043	$224,089	$118,343
Parts sales	2,927	2,456	9,231	6,990
Revenues from contracts with customers	84,944	57,499	233,320	125,333
Leasing revenues	799	808	2,445	2,698
Total revenues	$85,743	$58,307	$235,765	$128,031

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of September 30, 2022 and December 31, 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits are included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet and were $4,895 and $4,807 as of September 30, 2022 and December 31, 2021, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of September 30, 2022 with expected duration of greater than one year of $40,635.

Note 4 – Segment Information

The Company’s operations comprise two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, railcar leasing and major railcar conversions and rebuilds. The Company’s Parts operating segment is not significant for reporting purposes and has been combined with corporate and other non-operating activities as Corporate and Other.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Manufacturing	$82,817	$55,898	$226,548	$121,076
Corporate and Other	2,926	2,409	9,217	6,955
Consolidated revenues	$85,743	$58,307	$235,765	$128,031

Operating income (loss):
Manufacturing (1)	$3,054	$163	$16,470	$(5,618)
Corporate and Other (2)	(13,717)	(4,326)	(25,252)	(17,207)
Consolidated operating income (loss)	(10,663)	(4,163)	(8,782)	(22,825)
Consolidated interest expense	(6,087)	(3,562)	(17,549)	(9,276)
Loss on change in fair market value of Warrant liability	(1,274)	(293)	(3,258)	(18,969)
Gain on extinguishment of debt	-	10,129	-	10,129
Consolidated other income	190	145	2,347	490
Consolidated income (loss) before income taxes	$(17,834)	$2,256	$(27,242)	$(40,451)

Depreciation and amortization:
Manufacturing	$877	$886	$2,614	$2,807
Corporate and Other	172	222	496	497
Consolidated depreciation and amortization	$1,049	$1,108	$3,110	$3,304

Capital expenditures:
Manufacturing	$540	$550	$2,982	$1,592
Corporate and Other	32	-	398	391
Consolidated capital expenditures	$572	$550	$3,380	$1,983

(1) There were no restructuring and impairment charges for the three and nine months ended September 30, 2022. Results for the three and nine months ended September 30, 2021 include restructuring and impairment charges of $0 and $6,530, respectively.

(2) Results for the three and nine months ended September 30, 2022 include a pension settlement loss of $8,105. There were no pension settlement losses in the three and nine months ended September 30, 2021.

	September 30,	December 31,
	2022	2021
Assets:
Manufacturing	$160,263	$154,068
Corporate and Other	32,732	46,417
Total operating assets	192,995	200,485
Consolidated income taxes receivable	56	179
Consolidated assets	$193,051	$200,664

Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
United States	$85,743	$58,233	$235,751	$127,957	$23,709	$24,967
Mexico	-	74	14	74	32,850	30,098
Total	$85,743	$58,307	$235,765	$128,031	$56,559	$55,065

(a) Long lived assets include property plant and equipment, net, railcars available for lease, and right-of-use (ROU) assets.

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$35,772	$-	$35,772

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$32,514	$-	$32,514

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$6,638	$6,638

The fair value of the Company’s Warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”) in an active market, exercise price ($0.01/share) and number of shares exercisable at September 30, 2022 and December 31, 2021, is a Level 2 measurement.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	September 30,	December 31,
	2022	2021
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	1,133
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Total restricted cash and restricted cash equivalents	$3,927	$4,957

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials	59,844	34,885
Work in process	18,094	11,306
Finished railcars	2,251	4,696
Parts inventory	4,029	5,125
Total inventories, net	$84,218	$56,012

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $1,674 and $1,621 relating to excess or slow-moving inventory for parts and work in process at September 30, 2022 and December 31, 2021, respectively.

Note 8 – Debt Financing and Revolving Credit Facilities

Long-term debt consists of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
M&T Credit Agreement outstanding	$7,180	$7,917
Siena Loan Agreement outstanding	33,920	24,026
Credit Agreement outstanding	58,370	57,278
Total debt	99,470	89,221
Less Credit Agreement discount	(5,716)	(7,077)
Less Credit Agreement deferred financing costs	(2,157)	(2,660)
Total debt, net of discount and deferred financing costs	91,597	79,484
Less amounts due within one year	-	-
Long-term debt, net of current portion	$91,597	$79,484

The fair value of long-term debt approximates its carrying value as of September 30, 2022 and December 31, 2021.

Credit Agreement

In October 2020, the Company entered into a $40,000 Credit Agreement (as amended from time to time, the “Credit Agreement”) by and among the Company, as guarantor, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). The $40,000 term loan under the Credit Agreement closed and was funded on November 24, 2020 (the “Closing Date”).

The Company incurred $2,872 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Credit Agreement.

The term loan outstanding under the Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Credit Agreement, at Base Rate (as defined in the Credit Agreement) or Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) for each such interest rate set forth in the Credit Agreement. As of September 30, 2022, the interest rate on the original advance under the Credit Agreement was 15.5%.

In May 2021, the Loan Parties entered into an Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the Credit Agreement was increased by $16,000 to a total of $56,000 (the “Additional Loan”). The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. As of September 30, 2022, the interest rate on the Second Amendment under the Credit Agreement was 16.2%.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of September 30, 2022 and December 31, 2021, the 2022 Warrant was exercisable for an aggregate of 1,456,999 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

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

In July 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment”) with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of the Revolving Loan Lender (as defined below).

In December 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15,000 to a total of $71,000, with such additional $15,000 (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

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

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender or designee thereof a fee (the “Equity Fee”) payable in shares of Common Stock. The Equity Fee shall be calculated by dividing $1,000 by the volume weighted average price of the Common Stock on the Nasdaq Global Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company may pay the Equity Fee in cash if certain conditions are met.

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through September 30, 2022, the Company has paid Equity Fees totaling 1,128,837 shares of Common Stock.

Cash Fee

The Company shall pay to the Agent, for the account of the Lender or a designee thereof a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of September 30, 2022 and December 31, 2021, the 2020 Warrant was exercisable for an aggregate of 6,702,195 and 6,098,217 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of September 30, 2022 and December 31, 2021, the 2021 Warrant was exercisable for an aggregate of 1,456,999 and 1,325,699 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, and 2022 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of September 30, 2022.

Warrant liability as of December 31, 2021	$32,514
Change in fair value	3,258
Warrant liability as of September 30, 2022	$35,772

The change in fair value of the Warrant is reported on a separate line in the consolidated statement of operations. The Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

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

Siena Loan and Security Agreement

In October 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000, (the “Maximum Revolving Facility Amount”) consisting of revolving loans (the “Revolving Loans”).

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20,000, subject to certain borrowing base requirements set forth in the Siena Loan Agreement.

In July 2021, the Revolving Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement, including, among other things, an increase of $25,000 to the Maximum Revolving Facility Amount.

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement).

In February 2022, the Revolving Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35,000.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of September 30, 2022, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 7.75% and under the First Amendment to Amended and Restated Loan and Security Agreement was 8.25%.

As of September 30, 2022, the Company had $33,920 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $207. As of December 31, 2021, the Company had $24,026 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $122. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

M&T Credit Agreement

In April 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”), with a term that ended on April 16, 2021 (the “Term End”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars to be leased to third parties. In connection with the M&T Credit Agreement, (i) FreightCar Leasing LLC, a wholly owned subsidiary of the Company and parent of FreightCar Leasing Borrower (“FreightCar Leasing Guarantor”), entered into a Guaranty Agreement (the “M&T Guaranty Agreement”) and Pledge Agreement (the “M&T Pledge Agreement”) with M&T.

The Loans outstanding under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries (other than the assets of FreightCar Leasing Borrower and FreightCar Leasing Guarantor), and bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

In April 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default (as defined in the M&T Credit Agreement) had occurred due to all amounts outstanding under the M&T Credit Agreement having not been paid by the Term End.

In December 2021 (the “Execution Date”), FreightCar Leasing Borrower, FreightCar Leasing Guarantor (together with FreightCar Leasing Borrower, the “Obligors”), the Company, FreightCar America Railcar Management, LLC (“FCA Management”), and M&T, entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with respect to the M&T Credit Agreement and its related Credit Documents (as defined in the M&T Credit Agreement), as well as certain intercompany services agreements related thereto.

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

On December 1, 2023, or sooner if requested by the Lender (the “Turnover Date”), FreightCar Leasing Borrower shall execute and deliver to M&T documents required to deliver and assign to M&T all the leased railcars and related leases serving as Collateral for the

M&T Credit Agreement, and the Company shall turn over to M&T certain rents in the amount of $715 that it had previously collected as servicing agent for FreightCar Leasing Borrower.

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

As of September 30, 2022 and December 31, 2021, FreightCar Leasing Borrower had $7,180 and $7,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,505 and $6,638, respectively. As of September 30, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 7.25%.

Note 9 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2022
Pension liability activity:
Loss on pension settlement	$8,105	$-	$8,105
Reclassification adjustment for amortization of net loss (pre-tax other income)	(323)	-	(323)
	$7,782	$-	$7,782

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$155	$-	$155

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2022
Pension liability activity:
Loss on pension settlement	$8,105	$-	$8,105
Reclassification adjustment for amortization of net loss (pre-tax other income)	(156)	-	(156)
	$7,949	$-	$7,949

	Pre-Tax	Tax	After-Tax
Nine months ended September 30, 2021
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$467	$-	$467

The components of accumulated other comprehensive income (loss) consist of the following:

	September 30,	December 31,
	2022	2021
Unrecognized pension income (cost), net of tax of $6,282 and $6,282, respectively	$2,427	$(5,522)

Note 10 – Stock-Based Compensation

Total stock-based compensation was $817 and $(133) for the three months ended September 30, 2022 and 2021, respectively, and $2,307 and $2,829 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $1,301 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighed average requisite service period of 22 months. As of September 30, 2022, there was $1,325 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 26 months.

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

The estimated fair value of the cash settled stock appreciation rights was $3,632 as of September 30, 2022 and $2,578 as of September 30, 2021. Stock-based compensation for cash settled stock appreciation rights was $420 and $(365) for the three months ended September 30, 2022 and 2021, respectively, and $1,228 and $2,315 for the nine months ended September 30, 2022 and 2021, respectively.

The fair value of unvested cash settled stock appreciation rights as of September 30, 2022 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	3.8 years	91.72%	0.00%	4.12%	$2.94
2020	9/14/2020	4.5 years	87.12%	0.00%	4.09%	$2.86
2020	11/30/2020	4.4 years	87.50%	0.00%	4.09%	$2.74
2021	1/5/2021	4.5 years	86.64%	0.00%	4.09%	$2.79

Note 11 – Employee Benefit Plans

The Company has a qualified, defined benefit pension plan (the “Plan”) that was established to provide benefits to certain employees. The Plan is frozen and participants are no longer accruing benefits. Generally, contributions to the Plan are not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and not more than the maximum amount that can be deducted for federal income tax purposes. The Plan assets are held by an independent trustee and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2022	2021	2022	2021
Interest cost	$157	$236	$709	$708
Expected return on plan assets	(208)	(584)	(1,442)	(1,752)
Amortization of unrecognized net income (loss)	40	156	207	467
Reclassification adjustment for amortization of net income (loss)	(36)	-	(36)	-
Loss on pension settlement	8,105	-	8,105	-
	$8,058	$(192)	$7,543	$(577)

The Company made no contributions to the Company’s defined benefit pension plan for the three and nine months ended September 30, 2022 and 2021. The Company expects to make no contributions to its pension plan in 2022.

The Company entered into a commitment agreement (the “OneAmerica Agreement”) with OneAmerica Financial Partners, Inc. (“OneAmerica”) during the three months ended September 30, 2022. Under the OneAmerica Agreement, the Company purchased a non-participating group annuity contract (the “Annuity Contract”) from OneAmerica and transferred to OneAmerica about 67.7% of its future benefit obligations under the Plan. Upon payment of the premium to OneAmerica and the closing of the OneAmerica Agreement, the applicable pension benefit obligations were irrevocably transferred from the Plan to OneAmerica. By transferring the future benefit obligations and annuity administration to OneAmerica, the Company reduced its gross Plan liabilities by $27.6 million during the three months ended September 30, 2022. The purchase of the Annuity Contract was funded by the assets of the Plan. As a result of the OneAmerica Agreement, the Company recognized a non-cash pre-tax pension settlement loss of $8.1 million during the three months ended September 30, 2022.

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

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has no reserve with respect to these matters as they are neither probable nor estimable.

Note 13 – Earnings Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Weighted average common shares outstanding	16,158,516	15,139,572	15,920,458	14,903,468
Issuance of Warrants	9,559,898	5,345,866	8,550,201	5,322,203
Weighted average common shares outstanding - basic	25,718,414	20,485,438	24,470,659	20,225,671
Issuance of contingent Warrants	-	1,626,386	-	-
Weighted average common shares outstanding - diluted	25,718,414	22,111,824	24,470,659	20,225,671

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2022 and 2021, 1,578,118 and 1,237,172 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2022 and 2021, 1,687,216 and 1,354,525 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 14 – Restructuring and Impairment Charges

In September 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which had been magnified by the COVID-19 pandemic. In October 2020, the Company reached an agreement with the Shoals Facility owner and landlord, to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during the nine months ended September 30, 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges (benefits) related to the plant closure for the three and nine months ended September 30, 2021 were primarily due to relocating some of the facility’s equipment to Castaños.

Restructuring and impairment charges are reported as a separate line item on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, and are detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Impairment and loss on disposal of machinery and equipment	$-	$-	$-	$1,591
Employee severance and retention	-	-	-	(5)
Other charges related to facility closure	-	-	-	4,944
Total restructuring and impairment costs	$-	$-	$-	$6,530

	Accrued as of December 31, 2021	Cash Charges	Non-cash charges	Cash payments	Accrued as of September 30, 2022

Impairment and loss on disposal of machinery and equipment	$-	$-	$-	$-	$-
Employee severance and retention	163	-	-	(163)	-
Other charges related to facility closure	-	-	-	-	-
Total restructuring and impairment costs	$163	$-	$-	$(163)	$-

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of September 30, 2021

Impairment and loss on disposal of machinery and equipment	$-	$-	$269	$-	$-
Employee severance and retention	1,596	-	(80)	(1,297)	219
Other charges related to facility closure	251	6,437	(96)	(6,688)	-
Total restructuring and impairment costs	$1,847	$6,437	$93	$(7,985)	$219

Note 15 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesus Gil, VP Operations and director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 11.4% of the outstanding shares of Common Stock as of September 30, 2022. Fasemex provides steel fabrication services to the Company. Commencing November 2021, the lessors of the Company’s leased facility in Castaños (the “Castaños Facility”) have been Jesus Gil, Alejandro Gil, and Salvador Gil. Previously, Fasemex was the lessor of the Castaños Facility. The Company paid $7,121 and $23,777 during the three and nine months ended September 30, 2022, respectively, and $28,300 and $49,100 during the three and nine months ended September 30, 2021, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil. The Company paid $524 and $1,596 during the three and nine months ended September 30, 2022, respectively, and $300 and $1,200 during the three and nine months ended September 30, 2021, respectively, to DI related to material and safety supplies. Maquinaria y Equipo de Transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, another sibling of Jesus Gil. The Company paid $475 and $1,887 during the three and nine months ended September 30, 2022, respectively, and $300 and $700 during the three and nine months ended September 30, 2021, respectively, to METJ related to trucking services. Related party asset on the condensed consolidated balance sheet of $4,017 as of September 30, 2022 includes prepaid inventory of $3,296 and other receivables of $721 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $1,944 as of September 30, 2022 includes $1,237 payable to Fasemex, $444 payable to DI and $263 payable to METJ. Related party asset on the condensed consolidated balance sheet of $8,680 as of December 31, 2021 includes prepaid inventory of $4,134 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $8,870 as of December 31, 2021 includes $8,291 payable to Fasemex, $291 payable to DI and $288 payable to METJ.

The Warrantholder beneficially owns approximately 40.2% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 4 filed with the SEC on August 8, 2022). The Company paid $2,146 and $6,266 to the Warrantholder during the three and nine months ended September 30, 2022, respectively, for term loan interest, of which $1,775 and $5,173 was paid in cash during the three and nine months ended September 30, 2022, respectively, and $371 and $1,093 was payment in kind during the three and nine months ended September 30, 2022, respectively. Additionally, the Company paid $1,000 and $3,000 in equity fees during the three and nine months ended September 30, 2022, respectively, and $126 and $373 in cash fees during the three and nine months ended September 30, 2022, respectively, to the Warrantholder related to the standby letter of credit described in Note 8 Debt Financing and Revolving Credit Facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, risks relating to the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, delays in the delivery of raw materials, potential financial and operational impacts of the COVID-19 pandemic, and the risk of lack of acceptance of our new railcar offerings by our customers, risks relating to our relationship with our unionized employees and their unions and other competitive factors. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

In September, 2020, we announced our plan to permanently close the Shoals Facility in light of the cyclical industry downturn, which was magnified by the global pandemic. The closure reduced costs and aligned our manufacturing capacity with the current railcar market. We ceased production at the Shoals Facility in February 2021.

Total new orders received for railcars for the nine months ended September 30, 2022 were 2,240 units, consisting of 1,817 new railcars and 423 rebuilt railcars, compared to orders for 1,633 units, consisting of 1000 new railcars and 633 rebuilt railcars for the nine months ended September 30, 2021. Total backlog of unfilled orders was 2,529 units at September 30, 2022, compared to 2,323 railcars as of December 31, 2021. The estimated sales value of the backlog was $276 million and $240 million, respectively, as of September 30, 2022 and December 31, 2021. The increase in the number of orders for new railcars for the nine months ended September 30, 2022 compared to the prior year period is a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Revenues

Our consolidated revenues for the three months ended September 30, 2022 were $85.7 million compared to $58.3 million for the three months ended September 30, 2021. Manufacturing segment revenues for the three months ended September 30, 2022 were $82.8 million compared to $55.9 million for the corresponding prior year quarter. The $26.9 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered. Railcar deliveries totaled 783 units for the third quarter of 2022, consisting of 483 new railcars and 300 rebuilt railcars, compared to 505 new railcars delivered in the third quarter of

2021. Corporate and Other revenues were $2.9 million for the three months ended September 30, 2022 compared to $2.4 million for the three months ended September 30, 2021.

Gross Profit

Our consolidated gross profit was $4.6 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021. Manufacturing segment gross profit was $3.8 million for the three months ended September 30, 2022 compared to $0.8 million for the three months ended September 30, 2021. The $3.1 million increase in consolidated gross profit and $3.0 million increase in Manufacturing segment gross profit reflect a favorable volume variance and favorable margins per car.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2022 were $7.1 million compared to $5.7 million for the three months ended September 30, 2021. The $1.4 million increase was primarily due to increases in stock-based compensation-related fair value adjustments for cash-settled stock appreciation rights awarded to employees in prior periods. Manufacturing segment selling, general and administrative expenses were $0.7 million for the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2022 were 0.8% of revenue, compared to 1.2% of revenue for the three months ended September 30, 2021. Corporate and Other selling, general and administrative expenses were $6.4 million for the three months ended September 30, 2022 compared to $5.1 million for the three months ended September 30, 2021. Corporate and Other selling, general and administrative expenses for the three months ended September 30, 2022 included increases in stock-based compensation of $1.0 million.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the three months ended September 30, 2022 and 2021.

Operating Income (Loss)

Our consolidated operating loss for the three months ended September 30, 2022 was $10.7 million compared to $4.2 million operating loss for the three months ended September 30, 2021. The $6.5 million increase in consolidated operating loss is primarily a result of the pension settlement loss of $8.1 million. Operating income for the Manufacturing segment was $3.1 million for the three months ended September 30, 2022 compared to operating income of $0.2 million for the three months ended September 30, 2021, reflecting the increase in railcars delivered during the three months ended September 30, 2022 compared to the 2021 period. Corporate and Other operating loss was $13.7 million for the three months ended September 30, 2022 compared to operating loss of $4.3 million for the three months ended September 30, 2021. The $9.4 million increase in Corporate and Other operating loss is primarily a result of the previously described pension settlement loss of $8.1 million.

Income Taxes

Our income tax provision was $0.0 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021.

Net Income (Loss)

As a result of the changes and results discussed above, as well as the $1.3 million loss on change in fair market value of Warrant liability, the net loss was $17.8 million for the three months ended September 30, 2022 compared to a $0.7 million net income for the three months ended September 30, 2021. For the three months ended September 30, 2022, basic and diluted net loss per share was $0.69 compared to basic and diluted net income per share of $0.03 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Revenues

Our consolidated revenues for the nine months ended September 30, 2022 were $235.8 million compared to $128.0 million for the nine months ended September 30, 2021. Manufacturing segment revenues for the nine months ended September 30, 2022 were $226.5 million compared to $121.1 million for the corresponding prior year period. The $105.4 million increase in Manufacturing segment revenues was largely driven by an increase in the volume of railcar units delivered. Railcar deliveries in the nine months ended September 30, 2022 totaled 2,034 units, consisting of 1,331 new railcars and 703 rebuilt railcars, compared to 1,127 units in the same period of 2021, consisting of 978 new railcars and 149 rebuilt railcars. Corporate and Other revenues were $9.2 million for the nine months ended September 30, 2022 compared to $7.0 million for the nine months ended September 30, 2021.

Gross Profit

Our consolidated gross profit was $21.2 million for the nine months ended September 30, 2022 compared to $4.9 million for the nine months ended September 30, 2021. Manufacturing segment gross profit was $18.6 million for the nine months ended September 30, 2022 compared to $3.0 million for the nine months ended September 30, 2021. The $16.3 million increase in consolidated gross profit and $15.6 million increase in Manufacturing segment gross profit reflect a favorable volume variance and favorable margins per car.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2022 were $21.9 million compared to $21.1 million for the nine months ended September 30, 2021. The $0.8 million increase in consolidated selling, general and administrative expenses for the nine months ended September 30, 2022 was primarily due to increases in corporate realignment costs in the current year. Manufacturing segment selling, general and administrative expenses were $2.1 million for each of the nine months ended September 30, 2022 and the nine months ended September 30, 2021. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2022 were 0.9% of revenue, compared to 1.8% of revenue for the nine months ended September 30, 2021. Corporate and Other selling, general and administrative expenses were $19.8 million for the nine months ended September 30, 2022 compared to $19.0 million for the nine months ended September 30, 2021. The $0.8 million increase in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned corporate realignment costs in the current year.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the nine months ended September 30, 2022. Restructuring and impairment charges of $6.5 million for the nine months ended September 30, 2021 primarily represented costs related to relocating some of the Shoals Facility’s equipment to the Castaños Facility.

Operating Income (Loss)

Our consolidated operating loss for the nine months ended September 30, 2022 was $8.8 million compared to a $22.8 million operating loss for the nine months ended September 30, 2021 driven primarily by the previously mentioned increase in gross profit. Operating income for the Manufacturing segment was $16.5 million for the nine months ended September 30, 2022 compared to an operating loss of $5.6 million for the nine months ended September 30, 2021, reflecting the increase in railcars delivered during the nine months ended September 30, 2022 compared to the 2021 period. Manufacturing segment operating loss for the nine months ended September 30, 2021 included restructuring and impairment charges of $6.5 million while there were no restructuring and impairment charges for the nine months ended September 30, 2022. Corporate and Other operating loss was $25.3 million for the nine months ended September 30, 2022 compared to $17.2 million for the nine months ended September 30, 2021. The $8.1 million increase in operating loss is primarily a result of the previously described pension settlement loss of $8.1 million.

Income Taxes

Our income tax provision was $1.9 million for the nine months ended September 30, 2022 compared to $2.2 million for the nine months ended September 30, 2021.

Net Income (Loss)

As a result of the changes and results discussed above, net loss was $29.1 million for the nine months ended September 30, 2022 compared to $42.6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, basic and diluted net loss per share was $1.19 compared to $2.11 for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

Credit Agreement

In October 2020, the Company entered into a $40,000 Credit Agreement (as amended from time to time, the “Credit Agreement”) by and among the Company, as guarantor, FreightCar North America, LLC (“Borrower” and together with the Company and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). The $40,000 term loan under the Credit Agreement closed and was funded on November 24, 2020 (the “Closing Date”).

The Company incurred $2,872 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Credit Agreement.

The term loan outstanding under the Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Credit Agreement, at Base Rate (as defined in the Credit Agreement) or Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) for each such interest rate set forth in the Credit Agreement. As of September 30, 2022, the interest rate on the original advance under the Credit Agreement was 15.5%.

In May 2021, the Loan Parties entered into an Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the Credit Agreement was increased by $16,000 to a total of $56,000 (the “Additional Loan”). The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. As of September 30, 2022, the interest rate on the Second Amendment under the Credit Agreement was 16.2%.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of September 30, 2022 and December 31, 2021, the 2022 Warrant was exercisable for an aggregate of 1,456,999 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

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

In July 2021, the Loan Parties entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment”) with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of the Revolving Loan Lender (as defined below).

In December 2021, the Loan Parties entered into an Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15,000 to a total of $71,000, with such additional $15,000 (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower has the option to draw on the Delayed Draw Loan through January 31, 2023 and may choose not to do so.

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

Equity Fee

Every three months (the “Measurement Period”), commencing on August 6, 2021, the Company shall pay to the Lender or designee thereof a fee (the “Equity Fee”) payable in shares of Common Stock. The Equity Fee shall be calculated by dividing $1,000 by the volume weighted average price of the Common Stock on the Nasdaq Global Market for the ten (10) trading days ending on the last business day of the applicable Measurement Period. The Company may pay the Equity Fee in cash if certain conditions are met.

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through September 30, 2022, the Company has paid Equity Fees totaling 1,128,837 shares of Common Stock.

Cash Fee

The Company shall pay to the Agent, for the account of the Lender or designee thereof a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of September 30, 2022 and December 31, 2021, the 2020 Warrant was exercisable for an aggregate of 6,702,195 and 6,098,217 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of September 30, 2022 and December 31, 2021, the 2021 Warrant was exercisable for an aggregate of 1,456,999 and 1,325,699 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, and 2022 Warrant collectively are referred to herein as the “Warrant”.

The change in fair value of the Warrant is reported on a separate line in the consolidated statement of operations. The Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

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

Siena Loan and Security Agreement

In October 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender

provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000, (the “Maximum Revolving Facility Amount”) consisting of revolving loans (the “Revolving Loans”).

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20,000, subject to certain borrowing base requirements set forth in the Siena Loan Agreement.

In July 2021, the Revolving Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement, including, among other things, an increase of $25,000 to the Maximum Revolving Facility Amount.

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement).

In February 2022, the Revolving Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35,000.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of September 30, 2022, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 7.75% and under the First Amendment to Amended and Restated Loan and Security Agreement was 8.25%.

As of September 30, 2022, the Company had $33,920 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $207. As of December 31, 2021, the Company had $24,026 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $122. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

M&T Credit Agreement

In April 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”), with a term that ended on April 16, 2021 (the “Term End”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars to be leased to third parties. In connection with the M&T Credit Agreement, (i) FreightCar Leasing LLC, a wholly owned subsidiary of the Company and parent of FreightCar Leasing Borrower (“FreightCar Leasing Guarantor”), entered into a Guaranty Agreement (the “M&T Guaranty Agreement”) and Pledge Agreement (the “M&T Pledge Agreement”) with M&T.

The Loans outstanding under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries (other than the assets of FreightCar Leasing Borrower and FreightCar Leasing Guarantor), and bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

In April 2021, FreightCar Leasing Borrower received a notice from M&T that an Event of Default (as defined in the M&T Credit Agreement) had occurred due to all amounts outstanding under the M&T Credit Agreement having not been paid by the Term End.

In December 2021 (the “Execution Date”), FreightCar Leasing Borrower, FreightCar Leasing Guarantor (together with FreightCar Leasing Borrower, the “Obligors”), the Company, FreightCar America Railcar Management, LLC (“FCA Management”), and M&T, entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with respect to the M&T Credit Agreement and its related Credit Documents (as defined in the M&T Credit Agreement), as well as certain intercompany services agreements related thereto.

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

On December 1, 2023, or sooner if requested by the Lender (the “Turnover Date”), FreightCar Leasing Borrower shall execute and deliver to M&T documents required to deliver and assign to M&T all the leased railcars and related leases serving as Collateral for the M&T Credit Agreement, and the Company shall turn over to M&T certain rents in the amount of $715 that it had previously collected as servicing agent for FreightCar Leasing Borrower.

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

As of September 30, 2022 and December 31, 2021, FreightCar Leasing Borrower had $7,180 and $7,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $6,505 and $6,638, respectively. As of September 30, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 7.25%.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $3.9 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively. Restricted deposits of $0.3 million as of each of September 30, 2022 and December 31, 2021, relate to a customer deposit for purchase of railcars. Restricted deposits of $3.6 million as of September 30, 2022 and $4.7 million as of December 31, 2021 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of September 30, 2022 are scheduled to expire at various dates through December 10, 2022.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, our Credit Agreement and any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

Based upon our operating performance and capital requirements, we may, from time to time, be required to raise additional funds through additional offerings of our equity or debt and through long-term borrowings. There can be no assurance that long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(13,585)	$(56,958)
Investing activities	(3,380)	(1,368)
Financing activities	9,096	31,765
Total	$(7,869)	$(26,561)

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

Our net cash used in operating activities for the nine months ended September 30, 2022 was $13.6 million compared to net cash used in operating activities of $57.0 million for the nine months ended September 30, 2021. Our net cash used in operating activities for the nine months ended September 30, 2022 reflects changes in working capital, including an increase in accounts payable of $4.4 million and a decrease in VAT receivable of $24.6 million, all of which were partially offset by increases in both accounts receivable of $2.6 million and inventory of $30.1 million. Increases in accounts payable and inventory relate to inventory to be used in production of railcars to be delivered during the fourth quarter of 2022. Our VAT receivable decreased as a result of recovering VAT refunds during the nine months ended September 30, 2022, while accounts receivable increased as a result of a higher volume of railcars delivered during the nine months ended September 30, 2022. Our net cash used in operating activities for the nine months ended September 30, 2021 reflects changes in working capital, including increases in VAT receivable of $25.6 million and decreases in customer deposits and deferred revenue of $6.5 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022 was $3.4 million and consisted of capital expenditures related to the expansion of the Castaños Facility. Net cash used in investing activities for the nine months ended September 30, 2021 was $1.4 million and included capital expenditures of $2.0 million, related to the construction in progress for our Castaños Facility, $0.4 million proceeds from sale of equipment from our Shoals Facility, and $0.2 million proceeds from maturity of restricted certificates of deposit.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $9.1 million which consisted of $84.4 million of borrowings on our revolving line of credit, offset by $75.2 million of repayments on our revolving line of credit. Net cash provided by financing activities for the nine months ended September 30, 2021 was $31.8 million, which primarily consisted of proceeds from issuance of long-term debt of $16.0 million and net borrowings on revolving line of credit of $17.3 million, partially offset by deferred financing costs of $1.5 million.

Capital Expenditures

Our capital expenditures were $3.4 million in the nine months ended September 30, 2022, compared to $2.0 million in the nine months ended September 30, 2021. We anticipate capital expenditures during 2022 to be in the range of $7 million to $8 million, primarily related to the expansion of our Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in response to this item is included in Note 12 – Contingencies and Legal Settlements to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

FREIGHTCAR AMERICA, INC.

Date: November 7, 2022	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2022	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)