Form 10-K
period 2022-12-31
FreightCar America, Inc.
filed 2023-03-27
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was $45.0 million, based on the closing price of $3.64 per share on the Nasdaq Global Market.

As of March 16, 2023, there were 17,702,459 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K

Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2022

Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

FreightCar America, Inc., a Delaware corporation (“FCA”) and its subsidiaries (the “Company”, “we”, “us”, and “our” refers to FCA and its subsidiaries) are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including open top hoppers, covered hoppers, and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types as we continue to diversify our product portfolio.

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

We ceased operations at our Roanoke, Virginia manufacturing facility (the “Roanoke Facility”) and vacated the facility as of March 31, 2020. On September 10, 2020, we announced our plan to permanently close our manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the cyclical industry downturn, which was magnified by the COVID-19 pandemic. The closure reduced costs and aligned our manufacturing capacity with the current railcar market. We ceased production at the Shoals Facility in February 2021.

We lease freight cars through our leasing entities, including JAIX Leasing Company, and FreightCar America Leasing 1, LLC. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales, and may remain revenue producing assets into the foreseeable future. We also rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others.

Our primary customers are shippers, railroads, and financial institutions which represented 38%, 36% and 22%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2022. In the year ended December 31, 2022, we delivered 3,184 railcars, including 2,281 new railcars and 903 rebuilt railcars, compared to 1,731 railcars, including 1,354 new railcars and 377 rebuilt railcars, delivered in the year ended December 31, 2021. Our total backlog of firm orders for railcars increased from 2,323 railcars as of December 31, 2021 to 2,445 railcars as of December 31, 2022. Our backlog as of December 31, 2022 includes a variety of railcar types and the estimated sales value of the backlog is $288 million.

Our Internet website is www.freightcaramerica.com. We make available, free of charge, on or through our website items related to corporate governance, including, among other things, our corporate governance guidelines, charters of various committees of our Board of Directors (the “Board”) and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., 125 S. Wacker Drive, Suite 1500, Chicago, Illinois 60606.

OUR PRODUCTS AND SERVICES

We design and manufacture a broad variety of freight cars including covered hoppers, open top hoppers, gondolas, intermodal and non-intermodal flat cars that transport numerous types of dry bulk and containerized freight products.

In the last seven years, we have added 22 new or redesigned products to our portfolio, including various covered hopper car products with cubic capacities from 3,282 cubic foot to 6,250 cubic foot; 52’ and 66’ mill gondolas; (longitudinal trough and 5, 7, 9, and 10 transverse trough) coil gondolas; woodchip gondolas; triple hoppers and hybrid aluminum/stainless steel railcars; ore hopper and gondola railcars; ballast hopper cars; aggregate hopper cars (with manual, independent or fully automatic transverse or longitudinal door systems); intermodal flats (including the 3-unit, 53-foot well cars) and non-intermodal flat cars (including slab, hot slab and bulkhead flats). Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

The types of railcars listed below include the major types of railcars that we are capable of manufacturing. We rebuild and convert railcars and sell forged, cast and fabricated parts for all of the railcars we produce, as well as those manufactured by others. Many of our railcars are produced using a patented one-piece center sill, the main longitudinal structural component of the railcar. In addition to railcars designed for use in North America, we have manufactured railcars for export to Latin America and the Middle East. Railroads outside of North America are constructed with a variety of track gauges that are sized differently than in North America, which requires us, in some cases, to alter our manufacturing specifications accordingly.

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

•
Railcar Conversions. We are a leader in rebuilding and repurposing freight car assets. From complete car rebuilds to transforming unused railcars into the latest designs, we deliver customer-focused solutions. We have completed over 14,000 total conversions and rebuilds in the last decade and offer a broad portfolio of over 20 car conversion options. Our new, purpose-built facility supports a wide variety of conversion options including small cube covered hopper conversions, aluminum body railcar conversions, sand railcar modularized lengthening modification programs and railcar modularized modification programs altering the nature of the center sill in the modified railcar.

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

Our customer base consists mostly of North American shippers, railroads, and financial institutions. We believe that our customers’ preference for reliable, high-quality products, our engineering design expertise, technological leadership in developing and enhancing innovative products and the competitive pricing of our railcars have helped us maintain our long-standing relationships with our customers.

In 2022, revenue from three customers, Union Pacific Railroad, Vulcan Materials Company and Infinity Transportation, accounted for approximately 20%, 19% and 16%, respectively, of total revenue. In 2022, sales to our top five customers accounted for approximately 76% of total revenue. In 2021, revenue from three customers, TTX Company, CIT Rail and Union Pacific Railroad, accounted for approximately 46%, 12% and 8%, respectively, of total revenue. In 2021, sales to our top five customers accounted for approximately 78% of total revenue. We did not have any railcar sales to customers outside the United States in 2022 and 2021. Many of our customers do not purchase railcars every year because railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

Our direct sales group is organized by customer and geography and consists of vice presidents of sales (“VPs”), contract administrators, a manager of customer service, a director of field support, and support staff. The VPs are responsible for developing and closing new business and managing customer relationships. Our contract administrators are responsible for preparing proposals and other inside sales activities. Our director of field support is responsible for after-sale follow-up, technical support, training, and in-field product performance reviews.

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

BACKLOG

We define backlog as the value of those products or services which our customers have committed in writing to purchase or lease from us when built, but which have not yet been recognized as sales. Our contracts may include cancellation clauses under which customers are required, upon cancellation of the contract, to reimburse us for costs incurred in reliance on an order and in some cases, to compensate us for lost profits. However, customer orders may be subject to customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into sales.

The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, for the periods shown.

	Year Ended December 31,
	2022	2021
Railcar backlog at start of period	2,323	1,389
Net railcar orders received	3,306	2,665
Railcars delivered	(3,184)	(1,731)
Railcar backlog at end of period (1)	2,445	2,323
Estimated revenue from backlog at end of period (in thousands) (2)	$287,969	$240,160

(1)
Railcar backlog includes 423 and 605 rebuilt railcars as of December 31, 2022 and 2021, respectively.
(2)
Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog as of December 31, 2022 includes $40.6 million that is not expected to be converted to sales within one year. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials. Although we continually look for opportunities to package our leased assets for sale to our leasing company partners, these leased assets may not be converted to sales.

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

Our primary aluminum suppliers are Ryerson Metals and Hydro Extrusions. Aluminum prices generally are not fixed at the time a railcar order is accepted due to our infrequent usage and subsequent low volume purchases of aluminum. Our primary steel suppliers are Feralloy Corporation and Reibus International. Steel prices generally are not fixed at the time a railcar order is accepted due to fluctuations in market prices. In 2022 we primarily bought fabrications from local suppliers, with Fasemex being the largest of the local suppliers. In the third quarter of 2022, we initiated the process of opening our fabrication shop at our Castaños Facility. However, we continued to buy fabrications from our local suppliers during this time.

Our primary component suppliers include Wabtec, Amsted, Standard Steel, SKF, and Metalex, who supply us with truck components, brake components, couplers, wheels & axles, bearings, and running boards, respectively. Roll Form Group is the sole supplier of our roll-formed center sills, which were used in 53% and 20% of our new railcars produced in 2022 and 2021, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers.

Other suppliers provide brake systems, castings, bearings and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components.

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. Our top ten suppliers accounted for 62% and 80% of our total purchases in 2022 and 2021, respectively.

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

INTELLECTUAL PROPERTY

We have several U.S. and international patents and pending applications, registered trademarks, copyrights and trade names. Our key patent includes our hopper railcar with automatic individual door system. The protection of our intellectual property is important to our business.

HUMAN CAPITAL

Employees

As of December 31, 2022, we had 1,435 employees, of which 319 were salaried and 1,116 were hourly wage earners. As of December 31, 2022, 1,381 of our employees were based in Mexico, 52 were based in the U.S. and 2 were based in China. As of December 31, 2021, we had 997 employees, of whom 223 were salaried and 774 were hourly wage earners. As of December 31, 2021, 941 of our employees were based in Mexico, 54 were based in the U.S. and 2 were based in China.

Workforce Talent and Diversity

The success and growth of our business depend in large part on our ability to attract, develop, and retain a diverse population of talented, qualified, and highly skilled employees at all levels of our organization, including the individuals who comprise our global workforce, our executive officers and other key personnel.

Our compensation programs are designed to ensure that we attract and retain the right talent. We generally review and consider median market pay levels when assessing total compensation, but pay decisions are based on a more comprehensive set of considerations including company performance, individual performance, experience, and internal equity. We continually monitor key talent metrics including employee engagement and employee turnover. Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, that create a culture of well-being and inclusiveness, and that meet the diverse needs of our employees. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance and retirement benefits, as well as disability benefits.

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

COMMITMENT TO SUSTAINABILITY

Consistent with our vision, we are committed to growing our business in a sustainable and socially responsible manner. Our Nominating and Corporate Governance Committee has undertaken a comprehensive review of our governance policies in light of recent trends relating to environmental, social and governance (“ESG”) topics and disclosure. The Nominating and Corporate Governance Committee meets periodically with senior management to develop, assess and prioritize ESG topics that are important to our business and all of our stockholders and to improve both the measurement and transparency of our ESG disclosures and practices. The Nominating and Corporate Governance Committee has primary oversight responsibility for our developing ESG efforts.

Environmental Stewardship

We are committed to contributing to a more resource-efficient economy and embedding climate change mitigation into our business strategy to help confront challenges such as energy management, fuel economy and efficiency, and materials sourcing. We aim to operate our business in a manner that minimizes the impact on natural resources and the environment. For decades, FCA has been a leader in introducing lighter weight freight car designs that require less energy to manufacture and offer higher capacity than the freight cars they replace. Our offering of “conversion” railcars, eliminates underutilized and older inefficient railcar assets by scraping the car body and reusing key steel and cast components. The scrap materials are used to support a more environmentally friendly steel manufacturing process and the reuse of key components including wheels and castings results in reduced energy consumption and greenhouse gas emissions. We believe railcars are a more environmentally-friendly way than other modes of transportation to fuel the North American supply chain. Railroads produce far fewer greenhouse gas emissions than certain other modes of commercial transportation, such as trucks. We strive to responsibly support customers’ products at each stage of the product lifecycle, including recycling the railcar through scrap and salvage at the end of its useful life.

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

Governance

Our goal is to promote the long-term interests of stakeholders, strengthen accountability, and inspire trust. We have focused our governance practices to promote best-in-class leadership, diversity, independence and stockholder-aligned incentive practices at the most senior levels. Our Board includes an independent Chairman and diverse and independent Board members who help ensure that our business strategies and programs, including our compensation program, are aligned with stakeholder interests. Our Board and senior management teams are also committed to the Company’s continued respect for human rights throughout all our operations.

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

Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.

Future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial condition and operations. In addition, we have in the past conducted investigation and remediation activities at properties that we own to address historic contamination. To date, the costs of such activities have not been material. Although we believe we have satisfactorily addressed all known material contamination through our remediation activities, there can be no assurance that these activities have addressed all historic contamination. The discovery of historic contamination or the release of hazardous substances into the environment could require us in the future to incur investigative or remedial costs or other liabilities that could be material or that could interfere with the operation of our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2022:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	8,800 square feet	Leased	November 30, 2031
Railcar assembly and component manufacturing	Castaños, Mexico	488,725 square feet on 40.7 acres of land	Leased	September 30, 2040
Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2023
Sourcing office	Qingdao, China	1,485 square feet	Leased	October 31, 2023

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of March 16, 2023, there were approximately 65 holders of record of our common stock, which does not include persons whose shares of common stock are held by a bank, brokerage house or clearing agency.

Dividend Policy

The declaration and payment of future dividends will be at the discretion of our Board and will depend on, among other things, general economic and business conditions, our strategic plans, our financial results, contractual and legal restrictions on the payment of dividends by us and our subsidiaries and such other factors as our Board considers to be relevant. The ability of our Board to declare a dividend on our common stock is limited by Delaware law.

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

In September 2020, we announced our plan to permanently close the Shoals Facility in light of the cyclical industry downturn, which was magnified by the global pandemic. The closure reduced costs and aligned our manufacturing capacity with the current railcar market. We ceased production at the Shoals Facility in February 2021. Restructuring and impairment charges of $6.5 million related to these actions were incurred during the year ended December 31, 2021.

Railcar deliveries totaled 3,184 railcars, consisting of 2,281 new railcars and 903 rebuilt railcars, for the year ended December 31, 2022, compared to 1,731 railcars delivered in the year ended December 31, 2021, consisting of 1,354 new railcars and 377 rebuilt railcars. Our total backlog of firm orders for railcars increased from 2,323 railcars as of December 31, 2021 to 2,445 railcars as of December 31, 2022. The estimated sales value of the backlog was $288 million and $240 million, respectively, as of December 31, 2022 and 2021.

The Company recognized an increase in revenue compared to the corresponding prior year which we attribute primarily to improvement in the railcar market in 2022.

Since the COVID-19 pandemic first being reported in December 2019, the Company continues to monitor and assess the impact of the COVID-19 pandemic, as well as the impact on the global economy, government reactions to the pandemic, and disruptions in global supply chain. Our management is focused on mitigating the impact of the COVID-19 pandemic on our business and the risk to our employees.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. A portion of the contracts covering our backlog at December 31, 2022 are fixed-rate contracts. Therefore, if material costs were to increase as a result of changes in economic conditions, imposition of tariffs or other governmental regulations, we will likely not be able to pass on these increased costs to those customers. We manage material price increases by locking in prices where possible.

Operating loss

Operating loss represents revenues less cost of sales, loss on pension settlement, and selling, general and administrative expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenues

Our consolidated revenues for the year ended December 31, 2022 were $364.8 million compared to $203.1 million for the year ended December 31, 2021. Manufacturing segment revenues for the year ended December 31, 2022 were $352.9 million compared to $192.8 million for the year ended December 31, 2021. The increase in Manufacturing segment revenues for 2022 compared to 2021 reflects an increase in the number of railcars delivered from 1,731 railcars in 2021 to 3,184 railcars in 2022, as well as a higher average selling price for new railcars. Corporate and Other revenues for the year ended December 31, 2022 were $11.9 million compared to $10.2 million for the year ended December 31, 2021, reflecting higher parts sales.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2022 was $25.8 million compared to $11.5 million for the year ended December 31, 2021. Our consolidated gross margin was 7.1% for the year ended December 31, 2022 compared to 5.6% for the year ended December 31, 2021. Manufacturing segment gross profit for the year ended December 31, 2022 was $22.2 million compared to $8.5 million for the year ended December 31, 2021. The $14.3 million increase in consolidated gross profit and $13.7 million increase in Manufacturing segment gross profit reflect a favorable volume variance and improved margins per car.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2022 were $28.2 million compared to $27.5 million for the year ended December 31, 2021. Consolidated selling, general and administrative expenses for the year ended December 31, 2022 included increases in insurance expenses of $1.0 million, corporate incentive plan bonus expenses of $0.7 million, and bad debt expenses of $0.6 million, which were partially offset by a decrease in legal expenses of $1.5 million. Consolidated selling, general and administrative expenses for the year ended December 31, 2022 were 7.7% of revenue, compared to 13.6% of revenue for the year ended December 31, 2021. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2022 were $2.8 million compared to $2.6 million for the year ended December 31, 2021. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2022 were 0.8% of revenue compared to 1.3% of revenue for the year ended December 31, 2021. Corporate and Other selling, general and administrative expenses were $25.4 million for the year ended December 31, 2022 compared to $24.9 million for the year ended December 31, 2021. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2022 included increases in insurance expenses of $1.0 million and corporate incentive plan bonus expenses of $0.9 million, which were partially offset by decreases in legal expenses of $1.4 million.

Impairment on Leased Railcars

For the year ended December 31, 2022, we recorded a pre-tax non-cash impairment charge related to our small cube covered hopper railcars of $4.5 million due to a proposal to purchase a portion of the railcars in the first quarter of 2023. During the year ended December 31, 2021, we recorded a pre-tax non-cash impairment charge of $0.2 million related to our small cube covered hopper railcars due to the renegotiation of certain leases and our settlement agreement with the lender for our leasing companies. See Note 7 – Leased Railcars and Note 22 - Subsequent Event to our consolidated financial statements.

Restructuring and Impairment Charges

There were no restructuring and impairment charges for the year ended December 31, 2022. Restructuring and impairment charges of $6.5 million for the year ended December 31, 2021 related to relocating some of the former Shoals facility’s equipment to Castaños as well as shutting down the Shoals facility.

Operating Income (Loss)

Our consolidated operating loss for the year ended December 31, 2022 was $15.0 million compared to $22.8 million for the year ended December 31, 2021. Operating income for the Manufacturing segment was $14.8 million for the year ended December 31, 2022 compared to operating loss of $0.8 million for the year ended December 31, 2021. Corporate and Other operating loss was $29.8 million for the year ended December 31, 2022 compared to $22.0 million for the year ended December 31, 2021.

Interest Expense

Interest expense was $25.4 million for the year ended December 31, 2022 compared to $13.3 million for the year ended December 31, 2021 reflecting increased borrowings on our revolving line of credit and modification of lease classification on the Castaños Facility from an operating to a finance lease.

Gain (loss) on Change in Fair Market Value of Warrant Liability

Gain on change in fair market value of warrant liability was $1.5 million for the year ended December 31, 2022 compared to loss on change in fair market value of warrant liability of $14.9 million for the year ended December 31, 2021. The increase in the gain was primarily driven by depreciation in the Company’s stock price during the year ended December 31, 2022 which is the primary driver in the valuation of the warrants.

Gain on Extinguishment of Debt

There were no gains or losses on extinguishment of debt in the year ended December 31, 2022. Gain on extinguishment of debt of $10.1 million for the year ended December 31, 2021 primarily represents PPP Loan forgiveness of all outstanding PPP loan principal and accrued interest.

Income Taxes

Our income tax provision was $2.3 million for the year ended December 31, 2022 compared to $1.4 million for the year ended December 31, 2021. Our income tax provision for the year ended December 31, 2022 reflects pre-tax income for our Mexico subsidiary. Our effective tax rate for the year ended December 31, 2022 was (6.3)% compared to (3.5)% for the year ended December 31, 2021.

Net Loss

As a result of the foregoing, our net loss was $38.8 million for the year ended December 31, 2022, compared to a net loss of $41.4 million for the year ended December 31, 2021. For the year ended December 31, 2022 our net loss per share was $1.56 compared to net loss per share of 2.00 for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

Credit Agreement

In October 2020, the Company entered into a $40.0 million Credit Agreement (as amended from time to time, the “Credit Agreement”) by and among FCA, as guarantor, FreightCar North America, LLC (“Borrower” and together with FCA and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). The $40.0 million term loan under the Credit Agreement closed and was funded on November 24, 2020.

The Company incurred $2.9 million in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Credit Agreement.

The term loan outstanding under the Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Credit Agreement, at Base Rate (as defined in the Credit Agreement) or Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) for each such interest rate set forth in the Credit Agreement. As of December 31, 2022, the interest rate on the original advance under the Credit Agreement was 17.2%.

In May 2021, the Loan Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the Credit Agreement was increased by $16.0 million to a total of $56.0 million (the “Additional Loan”). The Additional Loan closed and was funded on May 17, 2021. The Company incurred $0.5 million in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. As of December 31, 2022, the interest rate on the Second Amendment under the Credit Agreement was 17.2%. The Credit Agreement contains customary affirmative and negative covenants and events of default, and is secured by a pledge of all assets of the Loan Parties.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7.4 million during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of December 31, 2022 and 2021, the 2022 Warrant was exercisable for an aggregate of 1,473,726 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

Pursuant to the Second Amendment, the Company was required to, among other things, (i) obtain a term sheet for additional financing of no less than $15.0 million by July 31, 2021 and (ii) file a registration statement on Form S-3 registering Company securities by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

In July 2021, the Loan Parties entered into Amendment No. 3 to Credit Agreement (the “Third Amendment”) with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25.0 million for the account of the Company and for the benefit of the Revolving Loan Lender (as defined below).

In December 2021, the Loan Parties entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15.0 million to a total of $71.0 million, with such additional $15.0 million (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower had the option to draw on the Delayed Draw Loan through January 31, 2023. The Delayed Draw Loan, if funded, would bear the same interest rate as the original term loan.

In January 2023, the Loan Parties entered into an Amendment No. 6 to Credit Agreement (the “Sixth Amendment”) to extend the date for the Company to draw on the delayed draw loan of $15.0 million from January 31, 2023 to March 3, 2023. See Note 22 - Subsequent Event.

In February 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”) to extend the date for the Company to draw on the delayed draw loan of $15.0 million from March 3, 2023 to April 3, 2023. See Note 22 - Subsequent Events.

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

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through December 31, 2022, the Company has paid Equity Fees totaling 1,388,388 shares of Common Stock.

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

Warrant

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of December 31, 2022 and 2021, the 2020 Warrant was exercisable for an aggregate of 6,799,139 and 6,098,217 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of December 31, 2022 and 2021, the 2021 Warrant was exercisable for an aggregate of 1,473,726 and 1,325,699 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of December 31, 2022 and 2021, the 2022 Warrant was exercisable for an aggregate of 1,473,726 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, and 2022 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of December 31, 2022.

Warrant liability as of December 31, 2021	$32,514
Change in fair value	(1,486)
Warrant liability as of December 31, 2022	$31,028

The change in fair value of the Warrant is reported on a separate line in the consolidated statements of operations. The Term Loan Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

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

Siena Loan and Security Agreement

In October 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20.0 million (the “Maximum Revolving Facility Amount”) consisting of revolving loans (the “Revolving Loans”).

The Siena Loan Agreement provided for a revolving credit facility with maximum availability of $20.0 million, subject to certain borrowing base requirements set forth in the Siena Loan Agreement.

In July 2021, the Revolving Loan Parties and the Revolving Loan Lender entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”), which amended and restated the terms and conditions of the Siena Loan Agreement, including, among other things, an increase of $25.0 million to the Maximum Revolving Facility Amount.

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement). The Amended and Restated Loan and Security Agreement contains customary affirmative and negative covenants and events of default, and is secured by a pledge of all assets of the Revolving Loan Parties.

In February 2022, the Revolving Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35.0 million.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of December 31, 2022, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 9.00% and under the First Amendment to Amended and Restated Loan and Security Agreement was 9.50%.

As of December 31, 2022, the Company had $33.8 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. As of December 31, 2021, the Company had $24.0 million in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $0.1 million. The Company incurred $1.1 million in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1.0 million in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

SBA Paycheck Protection Program Loan

In April 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10.0 million pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In July 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10.0 million balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero. The Company recognized a gain on extinguishment of debt of $10.1 million related to PPP Loan forgiveness during 2021.

M&T Credit Agreement

In April 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of FCA (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”), with a term that initially ended on April 16, 2021 (the “Term End”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40.0 million for the purpose of financing railcars to be leased to third parties. In connection with the M&T Credit Agreement, (i) FreightCar Leasing LLC, a wholly owned subsidiary of FCA and parent of FreightCar Leasing Borrower (“FreightCar Leasing Guarantor”), entered into a Guaranty Agreement (the “M&T Guaranty Agreement”) and Pledge Agreement (the “M&T Pledge Agreement”) with M&T and (ii) FreightCar Leasing Borrower entered into a Security Agreement with M&T (the “M&T Security Agreement”) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

The Loans outstanding under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries (other than the assets of FreightCar Leasing Borrower and FreightCar Leasing Guarantor), and bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

Between August 2020 and April 2021, FreightCar Leasing Borrower received notices from M&T that various Events of Default (as defined in the M&T Credit Agreement) had occurred, including a notice in April 2021 that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not been paid by the Term End.

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

Pursuant to the Forbearance Agreement, the Company turned over to M&T certain rents in the amount of $0.7 million that it had previously collected as servicing agent for FreightCar Leasing Borrower and the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by FreightCar Leasing Borrower to M&T pursuant to the M&T Security Agreement (the “Collateral”)) and all the provisions of the M&T Security Agreement.

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

As of December 31, 2022 and December 31, 2021, FreightCar Leasing Borrower had $6.9 million and $7.9 million, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $4.1 million and $6.6 million, respectively. As of December 31, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 8.50%.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $4.1 million and $5.0 million as of December 31, 2022 and 2021, respectively. Restricted deposits of $0.3 million as of each of December 31, 2022 and 2021, respectively, relate to a customer deposit for purchase of railcars. Restricted deposits of $3.6 million and $4.7 million as of December 31, 2022 and 2021, respectively, are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of December 31, 2022 are a requirement as long as the performance guarantees are in place.

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

Benefits under our pension plan are frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2022, our benefit obligation under our defined benefit pension plan was $12.4 million, which exceeded the fair value of plan assets by $1.0 million. We made no contributions to our defined benefit pension plan during 2022 and are not required to make any contributions to our defined benefit pension plan in 2023. During 2022, the Company purchased a non-participating annuity contract and transferred about 67.7% of its future benefit obligations to OneAmerica. See Note 14 - Employee Benefit Plans. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$11,503	$(55,397)
Investing activities	(7,816)	(1,675)
Financing activities	7,985	29,265
Total	$11,672	$(27,807)

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

Our net cash provided by operating activities for the year ended December 31, 2022 was $11.5 million compared to net cash used in operating activities of $55.4 million for the year ended December 31, 2021. Our net cash provided by operating activities for the year ended December 31, 2022 reflects changes in working capital, including a decrease in VAT receivable of $24.9 million due to the Company’s receipt of VAT refunds, partially offset by an increase in inventory of $8.5 million to meet production needs for the start-up of several new railcar orders. Our net cash used in operating activities for the year ended December 31, 2021 reflects changes in working capital, including increases in VAT receivable of $24.7 million due to production increases and delays in receiving VAT refunds and inventory of $12.4 million to meet production needs for the start-up of several new railcar orders.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2022 was $7.8 million primarily as a result of capital expenditures. Net cash used in investing activities for the year ended December 31, 2021 was $1.7 million and primarily represented capital expenditures of $2.3 million which were partially offset by the $0.2 million maturity of restricted certificates of deposit and $0.4 million proceeds from sale of property.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022 was $8.0 million and included net borrowings on revolving line of credit of $8.8 million and principal payments on the finance lease of $0.7 million. Net cash provided by financing activities for the year ended December 31, 2021 was $29.3 million and primarily represented proceeds from the issuance of long-term debt of $16.0 million and net borrowings on revolving line of credit of $15.0 million which were partially offset by deferred financing costs of $1.7 million.

Capital Expenditures

Our capital expenditures were $8.5 million for the year ended December 31, 2022 compared to $2.3 million for the year ended December 31, 2021 and primarily related to the expansion of the Castaños Facility. We anticipate capital expenditures during 2023 to be between approximately $11.0 million and $12.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include, useful lives of long-lived assets, warranty accruals, pension benefit assumptions, evaluation of property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

For the fourth quarter of 2022, we performed a cash flow recoverability test of our small cube covered hopper railcars because we believed it to be more likely than not that a portion of the leased railcars would be sold or disposed of in 2023, before the end of the estimated useful life. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of our fleet of small cube covered hopper railcars and determine the amount of an impairment loss, if any. The results of our analysis indicated an estimated fair value of the asset group of approximately $7.8 million, in comparison to the asset group's carrying amount of $12.3 million. As a result of this analysis we recorded a pre-tax non-cash impairment charge of $4.5 million related to our small cube covered hopper railcars during the fourth quarter of 2022.

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

In 2022, we assumed that the expected long-term rate of return on pension plan assets would be 5.00%. As permitted under ASC 715, the assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in our net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future net periodic benefit cost. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2022:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$ (329)	$ 329
Effect on pension settlement	183	(183)

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2022, we determined this rate on our pension plan to be 5.22%, an increase of 2.38% from the 2.84% rate used at December 31, 2021. A change of one hundred basis points in the discount rates used during the year ended December 31, 2022 would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$ 41	$ (78)
Effect on pension settlement	(698)	798

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations at December 31, 2022.

For the years ended December 31, 2022 and 2021, we recognized consolidated pre-tax pension benefit cost (income) of $(0.6) million and $(0.8) million, respectively. We are not required to make any contributions to our pension plan during 2023. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is Fully Funded as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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

As of December 31, 2022 and 2021, we concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. As of December 31, 2022, we had deferred tax assets of $82.6 million for which there was a valuation allowance of $67.8 million and we had total net deferred tax assets of $0.07 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings, the potential financial and operational impacts of the COVID-19 pandemic, and other competitive factors. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FreightCar America, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FreightCar America Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Pension Remeasurement

As described within Note 14 to the consolidated statements, as of December 31, 2022, the Company’s projected benefit obligation under its defined pension plan was $12.4 million. In the third quarter of 2022, the Company purchased a non-participating group annuity contract to transfer 67.7% of the obligation to pay remaining retirement benefits of certain retirees and beneficiates from its defined benefit pension plan and transferred approximately $27.6 million in both benefit obligations and plan assets. As a result, the Company remeasured its defined benefit pension plan and recognized a $8.1 million settlement loss. As disclosed by management, the remeasurement of its defined benefit pension plan was performed using actuarial methodologies and incorporated significant assumptions, including the discount rate, expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce, including mortality rates. We identified the pension remeasurement as a critical audit matter.

The principal considerations for our determination that the pension remeasurement is a critical audit matter are (i) the significant judgment by management in determining the valuation of the pension remeasurement, as well as their consideration of the accounting for the non-recurring nature of the pension remeasurement; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the accounting for the pension remeasurement, participants transferred, and significant assumptions related to the discount rate, expected long-term rate of return on plan assets, and mortality rate used in determining the valuation of the pension remeasurement; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the pension remeasurement included the following, among others, (i) testing management’s process for determining the valuation of the pension remeasurement; (ii) testing the participants transferred, the settlement loss recognized, and the completeness and accuracy of the underlying data used in the valuation of the pension remeasurement; and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) evaluating the appropriateness of the actuarial methodology used by management; and (b) evaluating the reasonableness of the discount rate, expected long-term rate of return on plan assets, and mortality rate assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 27, 2023

FreightCar America, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$37,912	$26,240
Accounts receivable, net of allowance for doubtful accounts of $126 and $323 respectively	9,571	9,571
VAT receivable	4,682	31,136
Inventories, net	64,317	56,012
Assets held for sale	3,675	—
Related party asset	3,261	8,680
Prepaid expenses	5,470	5,087
Total current assets	128,888	136,726
Property, plant and equipment, net	23,248	18,236
Railcars available for lease, net	11,324	20,160
Right of use asset operating lease	1,596	16,669
Right of use asset finance lease	33,093	—
Other long-term assets	1,589	8,873
Total assets	$199,738	$200,664
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$48,449	$41,185
Related party accounts payable	3,393	8,870
Accrued payroll and other employee costs	4,081	2,912
Reserve for workers' compensation	841	1,563
Accrued warranty	1,940	2,533
Customer deposits	—	3,300
Deferred income state and local incentives, current	—	1,291
Current portion of long-term debt	40,742	—
Other current liabilities	6,539	7,666
Total current liabilities	105,985	69,320
Long-term debt, net of current portion	51,494	79,484
Warrant liability	31,028	32,514
Accrued pension costs	1,040	35
Deferred income state and local incentives, long-term	—	1,216
Lease liability operating lease, long-term	1,780	16,617
Lease liability finance lease, long-term	33,245	—
Other long-term liabilities	3,750	3,134
Total liabilities	228,322	202,320
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2022 and December 31, 2021)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,223,306 and 15,947,228 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	203	190
Additional paid-in capital	89,104	83,742
Accumulated other comprehensive income (loss)	1,022	(5,522)
Accumulated deficit	(118,913)	(80,066)
Total stockholders' deficit	(28,584)	(1,656)
Total liabilities and stockholders’ deficit	$199,738	$200,664

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Year Ended December 31,
	2022	2021

Revenues	$364,754	$203,050
Cost of sales	338,931	191,592
Gross profit	25,823	11,458
Selling, general and administrative expenses	28,227	27,532
Impairment on leased railcars	4,515	158
Loss on pension settlement	8,105	—
Restructuring and impairment charges	—	6,530
Operating loss	(15,024)	(22,762)
Interest expense	(25,423)	(13,317)
Gain (loss) on change in fair market value of Warrant liability	1,486	(14,894)
Gain on extinguishment of debt	—	10,122
Other income	2,426	817
Loss before income taxes	(36,535)	(40,034)
Income tax provision	2,312	1,413
Net loss	$(38,847)	$(41,447)
Net loss per common share - basic	$(1.56)	$(2.00)
Net loss per common share - diluted	$(1.56)	$(2.00)
Weighted average common shares outstanding – basic	24,838,399	20,766,398
Weighted average common shares outstanding – diluted	24,838,399	20,766,398

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021

Net loss	$(38,847)	$(41,447)
Other comprehensive income, net of tax:
Loss on pension settlement	8,105	—
Reclassification adjustment for amortization of net loss (pre-tax other income)	(1,561)	6,241
Comprehensive loss	$(32,303)	$(35,206)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

	FreightCar America Stockholders
						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury Stock		Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Deficit
Balance, December 31, 2020	15,861,406	$159	$82,064	(327,577)	$(1,344)	$(11,763)	$(38,619)	$30,497
Net loss	-	-	-	-	-	-	(41,447)	(41,447)
Other comprehensive income	-	-	-	-	-	6,241	-	6,241
Restricted stock awards	213,465	2	(2)	-	-	-	-	-
Employee stock settlement	(1,638)	-	(5)	(2,215)	(7)	-	-	(12)
Forfeiture of restricted stock awards	(144,026)	(2)	432	(116,795)	(431)	-	-	(1)
Exercise of stock appreciation rights	10,237	-	54	-	-	-	-	54
Stock-based compensation recognized	-	-	762	-	-	-	-	762
Equity Fees	7,784	31	437	446,587	1,782	-	-	2,250
Balance, December 31, 2021	15,947,228	$190	$83,742	-	$-	$(5,522)	$(80,066)	$(1,656)
Net loss	-	-	-	-	-	-	(38,847)	(38,847)
Other comprehensive income	-	-	-	-	-	6,544	-	6,544
Restricted stock awards	386,908	4	(4)	-	-	-	-	-
Stock options exercised	5,292	-	-	-	-	-	-	-
Employee stock settlement	(15,158)	-	(57)	-	-	-	-	(57)
Forfeiture of restricted stock awards	(81,394)	(1)	(68)	-	-	-	-	(69)
Exercise of stock appreciation rights	-	-	-	-	-	-	-	-
Stock-based compensation recognized	-	-	1,501	-	-	-	-	1,501
Equity Fees	980,430	10	3,990	-	-	-	-	4,000
Balance, December 31, 2022	17,223,306	$203	$89,104	-	$-	$1,022	$(118,913)	$(28,584)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(38,847)	$(41,447)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Restructuring and impairment charges	—	6,530
Depreciation and amortization	4,135	4,304
Non-cash lease expense on right-of-use assets	2,325	1,483
Recognition of deferred income from state and local incentives	(2,507)	(2,215)
(Gain) loss on change in fair market value for Warrant liability	(1,486)	14,894
Impairment on leased railcars	4,515	158
Loss on pension settlement	8,105	—
Stock-based compensation recognized	2,106	2,977
Non-cash interest expense	16,563	5,502
Gain on extinguishment of debt	—	(10,122)
Other non-cash items, net	20	529
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(150)
VAT receivable	24,946	(24,675)
Inventories	(8,476)	(12,369)
Related party asset, net	(58)	(624)
Accounts and contractual payables	8,181	7,878
Lease liability	(3,006)	(2,106)
Other assets and liabilities	(5,013)	(5,944)
Net cash flows provided by (used in) operating activities	11,503	(55,397)
Cash flows from investing activities
Maturity of restricted certificates of deposit	—	182
Purchase of property, plant and equipment	(7,816)	(2,290)
Proceeds from sale of property, plant and equipment	—	433
Net cash flows used in investing activities	(7,816)	(1,675)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	16,000
Deferred financing costs	—	(1,688)
Borrowings on revolving line of credit	133,652	48,400
Repayments on revolving line of credit	(124,852)	(33,378)
Employee stock settlement	(57)	(12)
Payment for stock appreciation rights exercised	(20)	(57)
Financing lease payments	(738)	—
Net cash flows provided by financing activities	7,985	29,265
Net increase (decrease) in cash and cash equivalents	11,672	(27,807)
Cash, cash equivalents and restricted cash equivalents at beginning of period	26,240	54,047
Cash, cash equivalents and restricted cash equivalents at end of period	$37,912	$26,240
Supplemental cash flow information
Interest paid	$8,849	$6,537
Income tax refunds received, net of payments	$—	$5
Non-cash transactions
Change in unpaid construction in process	$715	$122
Accrued PIK interest paid through issuance of PIK Note	$1,467	$1,278
Issuance of warrants	$8,560	$4,891
Issuance of equity fee	$4,000	$2,000

See Notes to Consolidated Financial Statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

The Company ceased operations at its Roanoke, Virginia manufacturing facility (the “Roanoke Facility”) and vacated the facility in March 2020. In September 2020, the Company announced its plan to permanently close its manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in light of the ongoing cyclical industry downturn, which was magnified by the COVID-19 pandemic. The closure reduced costs and helped align the Company’s manufacturing capacity with the current railcar market. The Company ceased production at the Shoals Facility in February 2021. The closure reduced costs and helped align the Company’s manufacturing capacity with the current railcar market. See Note 8–Restructuring and Impairment Charges.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar America, Inc. and all of its direct and indirect subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, accounts receivable, accounts payable and long-term debt) as of December 31, 2022 and 2021, have fair values that approximate their carrying values.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and includes material, labor and manufacturing overhead. The Company’s inventory consists of raw materials, work in progress, and finished goods for individual customer contracts, used railcars acquired upon trade-in and railcar parts retained for sale to external parties.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

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

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year Ended
	December 31,
	2022	2021
Railcar sales	$349,556	$189,579
Parts sales	11,941	10,228
Revenues from contracts with customers	361,497	199,807
Leasing revenues	3,257	3,243
Total revenues	$364,754	$203,050

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

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

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of December 31, 2022 and 2021. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2022 and 2021 were $219 and $4,807, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2022 with expected duration of greater than one year of $40,635.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

Loss Per Share

The Company computes loss per share using the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. Basic loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award and (2) the amount of unearned stock-based compensation costs attributed to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company’s lease portfolio includes manufacturing sites, component warehouses and corporate offices. The remaining lease terms on the majority of the Company’s leases are between 0.3 and 17.8 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the consolidated balance sheet.

In 2021, substantially all of the Company’s leases were operating leases. In April 2022, the Company and the lessors of the Company’s leased facility in Castaños (the “Castaños Facility”) amended the original lease to incorporate additional square footage into the lease. The modification resulted in a lease classification modification from operating to finance.

Operating and finance lease ROU assets are presented separately in long term assets, the current portion of operating and finance lease liabilities are presented within other current liabilities, and the non-current portion of operating and finance lease liabilities are presented separately within long term liabilities on the consolidated balance sheet.

ROU assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company revalued the incremental borrowing rate used in determining the present value of lease payment for the Castaños Facility lease as a result of the lease modification in April 2022. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease ROU asset amortization expense is recognized on a straight-line basis over the lease term, while interest expense on finance lease liabilities is recognized using the interest method.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The components of the lease costs were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease costs:
Fixed	$1,735	$3,710
Short-term	505	761
Total operating lease costs	$2,240	$4,471
Finance lease costs:
Amortization of leased assets	$1,182	$-
Interest on lease liabilities	1,355	-
Total finance lease costs	$2,537	$-
Total lease cost	$4,777	$4,471

Supplemental balance sheet information related to leases were as follows:
	December 31, 2022	December 31, 2021
Right of use assets:
Right of use operating lease assets	$1,596	$16,669
Right of use finance lease assets	33,093	-
Total	$34,689	$16,669

Lease liabilities:
Operating lease liabilities:
Current	$897	$1,955
Long-term	1,780	16,617
Total operating lease liabilities	$2,677	$18,572

Finance lease liabilities:
Current	605	$-
Long-term	33,245	-
Total finance lease liabilities	$33,850	$-
Total	$36,527	$18,572

Supplemental cash flow information is as follows:
	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,630	$4,315
Operating cash flows from finance leases	1,355	-
Financing cash flows from finance leases	738	-
Total	$4,723	$4,315

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$-	$-
Finance leases	20,344	-
Total	$20,344	$-

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The aggregate future lease payments for leases as of December 31, 2022 are as follows:

	Operating leases	Finance leases
2023	$992	$3,298
2024	250	3,298
2025	256	3,354
2026	263	3,523
2027	271	3,523
Thereafter	1,085	48,139
Total lease payments	3,117	65,135
Less: interest	(440)	(31,285)
Total	$2,677	$33,850

Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	17.8
Weighted-average discount rate
Operating leases	4.5%
Finance leases	8.0%

Note 4 – Fair Value Measurements

The following table sets forth by level within the ASC 820 Fair Value Measurement fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$31,028	$-	$31,028

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$4,116	$-	$4,116
Assets held for sale	$-	$3,675	$-	$3,675

Recurring Fair Value Measurements	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$32,514	$-	$32,514

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$6,638	$6,638

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock in an active market, exercise price ($0.01/share) and number of shares exercisable at December 31, 2022 and 2021, is a Level 2 measurement.

See Note 7 - Leased Railcars for more information regarding the non-recurring fair value measurement considerations during the years ended December 31, 2022 and 2021, for the impairment charges related to our leased small cube covered hopper railcars.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

Note 5 – Restricted Cash and Restricted Cash Equivalents

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash and restricted cash equivalents approximates fair value.

The Company’s restricted cash balances are as follows:

	December 31,	December 31,
	2022	2021
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	1,133
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Restricted cash equivalents - other	151	-
Total restricted cash and restricted cash equivalents	$4,078	$4,957

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,	December 31,
	2022	2021
Raw materials	46,421	34,885
Work in process	4,527	11,306
Finished railcars	8,783	4,696
Parts inventory	4,586	5,125
Total inventories, net	$64,317	$56,012

Inventory on the Company’s consolidated balance sheets includes reserves of $1,672 and $1,621 relating to excess or slow-moving inventory for parts and work in process at December 31, 2022 and 2021, respectively.

Note 7 – Leased Railcars

Railcars available for lease at December 31, 2022 were $11,324 (cost of $14,995 and accumulated depreciation of $3,671) and at December 31, 2021 were $20,160 (cost of $23,717 and accumulated depreciation of $3,557). Depreciation expense on railcars available for lease was $616 and $646 for the years ended December 31, 2022 and 2021, respectively.

Leased railcars subject to lease agreements with external customers have remaining terms of up to two and a half years and are accounted for as operating leases.

Future minimum rental revenues on leases at December 31, 2022 are as follows:

Year ending December 31, 2023	$1,297
Year ending December 31, 2024	$300
Year ending December 31, 2025	$100
Year ending December 31, 2026	$-
Year ending December 31, 2027	$-
Thereafter	-
$1,697

We performed a cash flow recoverability test of our small cube covered hopper railcars and compared the undiscounted cash flows to the carrying value of the assets. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

therefore, we were required to measure the fair value of our fleet of small cube covered hopper railcars and determine the amount of an impairment loss, if any.

The fair value of the asset group, which is part of the Company’s Manufacturing segment, was determined using a market approach, which we believe most accurately reflects a market participant's viewpoint in valuing these railcars. The Company used known selling prices for a portion of the cars, and a weighted average selling price was applied to the remaining cars in the asset group (Level 2 observable inputs). The results of our analysis indicated an estimated fair value of the asset group of approximately $7,791, in comparison to the asset group's carrying amount of $12,306. As a result, we recorded a pre-tax non-cash impairment charge of $4,515 related to our small cube covered hopper railcars into the fourth quarter of 2022. The portion of these assets intended to be sold were reclassified as assets held for sale as of December 31, 2022 and are no longer depreciated. The impairment is reflected in the impairment of leased railcars line of our consolidated statements of operations for the year ended December 31, 2022.

Note 8 – Restructuring and Impairment Charges

In September 2020, the Company announced its plan to permanently close its Shoals Facility in light of the ongoing cyclical industry downturn, which had been magnified by the COVID-19 pandemic. In October 2020, the Company reached an agreement with the Shoals Facility owner and landlord to shorten the Shoals lease term by amending the expiration date to the end of February 2021. In addition, the landlord agreed to waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver. Restructuring and impairment charges (benefits) related to the plant closure for 2021 were primarily due to relocating some of the facility’s equipment to Castaños.

Restructuring and impairment charges are reported as a separate line item on the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, and are detailed below:

	Year Ended
	December 31,
	2022	2021
Impairment and loss on disposal of machinery and equipment	$-	$1,591
Employee severance and retention	-	(5)
Other charges related to facility closure	-	4,944
Total restructuring and impairment costs	$-	$6,530

Accrued restructuring and impairment charges primarily related to the Manufacturing segment and are detailed below:

	Accrued as of December 31, 2021	Cash Charges	Non-cash charges	Cash payments	Accrued as of December 31, 2022

Impairment and loss on disposal of machinery and equipment	$-	$-	$-	$-	$-
Employee severance and retention	163	-	-	(163)	-
Other charges related to facility closure	-	-	-	-	-
Total restructuring and impairment costs	$163	$-	$-	$(163)	$-

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

	Accrued as of December 31, 2020	Cash Charges	Non-cash charges	Cash payments	Accrued as of December 31, 2021

Impairment and loss on disposal of machinery and equipment	$-	$-	$269	$-	$-
Employee severance and retention	1,596	-	(80)	(1,353)	163
Other charges related to facility closure	251	6,437	(96)	(6,688)	-
Total restructuring and impairment costs	$1,847	$6,437	$93	$(8,041)	$163

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2022	2021

Buildings and improvements	$162	$162
Leasehold improvements	4,072	3,954
Machinery and equipment	37,468	33,808
Software	8,744	8,560
Construction in process	4,969	401
Total cost	55,415	46,885
Less: Accumulated depreciation and amortization	(32,167)	(28,649)
Total property, plant and equipment, net	$23,248	$18,236

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,519 and $3,658, respectively.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sales contracts. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021

Balance at the beginning of the year	$2,533	$5,216
Current year provision	3,462	200
Reductions for payments, costs of repairs and other	(3,365)	(1,358)
Adjustments to prior warranties	(690)	(1,525)
Balance at the end of the year	$1,940	$2,533

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – State and Local Incentives

During the year ended December 31, 2015, the Company received cash payments of $15,733 for Alabama state and local incentives related to the Company’s capital investment and employment levels at the Shoals Facility. In December 2016, the Company also qualified for an additional $1,410 in incentives at the Shoals Facility. This amount was received in January 2017. Under the incentive

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

agreements, a certain portion of the incentives may be repayable by the Company if targeted levels of employment are not maintained for a period of six years from the date of the incentive. In the year ended December 31, 2022 employment levels dropped below the minimum targeted levels of employment. The incentives paid back did not exceed the deferred liability balance at December 31, 2021.

The changes in deferred income from these incentives for the years ended December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Balance at the beginning of the year	$2,507	$4,722
Recognition of state and local incentives as a reduction of cost of sales	(1,857)	(2,215)
State and local incentives paid during the year	(650)	-
Balance at the end of the year, including current portion	$—	$2,507

Note 12 – Debt Financing and Revolving Credit Facilities

Long-term debt consists of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
M&T Credit Agreement outstanding	$6,917	$7,917
Siena Loan Agreement outstanding	33,825	24,026
Credit Agreement outstanding	58,745	57,278
Total debt	99,487	89,221
Less Credit Agreement discount	(5,262)	(7,077)
Less Credit Agreement deferred financing costs	(1,989)	(2,660)
Total debt, net of discount and deferred financing costs	92,236	79,484
Less amounts due within one year	(40,742)	-
Long-term debt, net of current portion	$51,494	$79,484

The fair value of long-term debt approximates its carrying value as of December 31, 2022 and 2021.

Credit Agreement

In October 2020, the Company entered into a $40,000 Credit Agreement (as amended from time to time, the “Credit Agreement”) by and among FCA, as guarantor, FreightCar North America, LLC (“Borrower” and together with FCA and certain other subsidiary guarantors, collectively, the “Loan Parties”), CO Finance LVS VI LLC, as lender (the “Lender”), and U.S. Bank National Association, as disbursing agent and collateral agent (“Agent”). The $40,000 term loan under the Credit Agreement closed and was funded on November 24, 2020.

The Company incurred $2,872 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Credit Agreement.

The term loan outstanding under the Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Credit Agreement, at Base Rate (as defined in the Credit Agreement) or Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) for each such interest rate set forth in the Credit Agreement. As of December 31, 2022, the interest rate on the original advance under the Credit Agreement was 17.2%.

In May 2021, the Loan Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the Credit Agreement was increased by $16,000 to a total of $56,000 (the “Additional Loan”). The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. As of December 31, 2022, the interest rate on the Second Amendment under the Credit Agreement was 17.2%. The Credit Agreement contains customary affirmative and negative covenants and events of default, and is secured by a pledge of all assets of the Loan Parties.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of December 31, 2022 and 2021, the 2022 Warrant was exercisable for an aggregate of 1,473,726 and zero (0) shares of Common Stock, respectively with a per share exercise price of $0.01.

Pursuant to the Second Amendment, the Company was required to, among other things, (i) obtain a term sheet for additional financing of no less than $15,000 by July 31, 2021 and (ii) file a registration statement on Form S-3 registering Company securities by no later than August 31, 2021. The Company has met each of the aforementioned obligations. The Form S-3 registering Company securities was filed with the Securities and Exchange Commission on August 27, 2021 and became effective on September 9, 2021.

In July 2021, the Loan Parties entered into Amendment No. 3 to Credit Agreement (the “Third Amendment”) with the Lender and the Agent, pursuant to which, among other things, Lender obtained a standby letter of credit (as may be amended from time to time, the “Third Amendment Letter of Credit”) from Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of the Revolving Loan Lender (as defined below).

In December 2021, the Loan Parties entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) with the Lender and the Agent, pursuant to which the principal amount of the term loan credit facility was increased by $15,000 to a total of $71,000, with such additional $15,000 (the “Delayed Draw Loan”) to be funded, at the Borrower’s option, upon the satisfaction of certain conditions precedent set forth in the Fourth Amendment. The Borrower had the option to draw on the Delayed Draw Loan through January 31, 2023. The Delayed Draw Loan, if funded, would bear the same interest rate as the original term loan.

In January 2023, the Loan Parties entered into Amendment No. 6 to Credit Agreement (the “Sixth Amendment”) to extend the date for the Company to draw on the delayed draw loan of $15,000 from January 31, 2023 to March 3, 2023. See Note 22 - Subsequent Events.

In February 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”) to extend the date for the Company to draw on the delayed draw loan of $15,000 from March 3, 2023 to April 3, 2023. See Note 22 - Subsequent Events.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through December 31, 2022, the Company has paid Equity Fees totaling 1,388,388 shares of Common Stock.

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

Warrant

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of December 31, 2022 and 2021, the 2020 Warrant was exercisable for an aggregate of 6,799,139 and 6,098,217 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of December 31, 2022 and 2021, the 2021 Warrant was exercisable for an aggregate of 1,473,726 and 1,325,699 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, and 2022 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of December 31, 2022.

Warrant liability as of December 31, 2021	$32,514
Change in fair value	(1,486)
Warrant liability as of December 31, 2022	$31,028

The change in fair value of the Warrant is reported on a separate line in the consolidated statements of operations. The Term Loan Credit Agreement is presented net of the unamortized discount and unamortized deferred financing costs.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

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

The Amended and Restated Loan and Security Agreement has a term ending on October 8, 2023. Revolving Loans outstanding under the Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the Amended and Restated Loan and Security Agreement, at an interest rate of 2% per annum in excess of the Base Rate (as defined in the Siena Loan Agreement). The Amended and Restated Loan and Security Agreement contains customary affirmative and negative covenants and events of default, and is secured by a pledge of all assets of the Revolving Loan Parties.

In February 2022, the Revolving Loan Parties and the Revolving Loan Lender entered into a First Amendment to Amended and Restated Loan and Security Agreement (the “First Amendment to Amended and Restated Loan and Security Agreement”), pursuant to which, among other things, the Maximum Revolving Facility Amount was increased to $35,000.

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of December 31, 2022, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 9.00% and under the First Amendment to Amended and Restated Loan and Security Agreement was 9.50%.

As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. As of December 31, 2021, the Company had $24,026 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $122. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

SBA Paycheck Protection Program Loan

In April 2020, the Company received a loan from BMO Harris Bank N.A. in the amount of $10.0 million pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In July 2021, the Company received a notification from BMO Harris Bank N.A. that the Small Business Administration approved the Company’s PPP Loan forgiveness application for the entire $10.0 million balance, together with interest accrued thereon, of the PPP Loan and that the remaining balance of the PPP Loan was zero. The Company recognized a gain on extinguishment of debt of $10.1 million related to PPP Loan forgiveness during 2021.

M&T Credit Agreement

In April 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”), with a term that ended on April 16, 2021 (the “Term End”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars to be leased to third parties. In connection with the M&T Credit Agreement, (i) FreightCar Leasing LLC, a wholly owned subsidiary of the Company and parent of FreightCar Leasing Borrower (“FreightCar Leasing Guarantor”), entered into a Guaranty Agreement (the “M&T Guaranty Agreement”) and Pledge Agreement (the “M&T Pledge Agreement”) with M&T and (ii) FreightCar Leasing Borrower entered into a Security Agreement with M&T (the “M&T Security Agreement”) pursuant to which it granted a security interest in all of its assets to M&T to secure its obligations under the M&T Credit Agreement.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The Loans outstanding under the M&T Credit Agreement are non-recourse to the assets of the Company or its subsidiaries (other than the assets of FreightCar Leasing Borrower and FreightCar Leasing Guarantor), and bear interest, accrued daily, at the Adjusted LIBOR Rate (as defined in the M&T Credit Agreement) or the Adjusted Base Rate (as defined in the M&T Credit Agreement).

Between August 2020 and April 2021, FreightCar Leasing Borrower received notices from M&T that various Events of Default (as defined in the M&T Credit Agreement) had occurred, including a notice in April 2021 that an Event of Default had occurred due to all amounts outstanding under the M&T Credit Agreement having not been paid by the Term End.

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

As of December 31, 2022 and December 31, 2021, FreightCar Leasing Borrower had $6,917 and $7,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $4,116 and $6,638, respectively. As of December 31, 2022, the interest rate on outstanding debt under the M&T Credit Agreement was 8.50%.

Estimated annual maturities of long-term debt, including the current portion at December 31, 2022 are as follows based on the most recent debt agreements.

2023	$40,742
2024	-
2025	58,745
2026	-
2027	-
Thereafter	-
$99,487

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

Note 13 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2022
Pension liability activity:
Loss on pension settlement	$8,105	$-	$8,105
Reclassification adjustment for amortization of net loss (pre-tax other income)	(1,561)	-	(1,561)
	$6,544	$-	$6,544

	Pre-Tax	Tax	After-Tax
Year ended December 31, 2021
Pension liability activity:
Actuarial gain	5,620	-	$5,620
Reclassification adjustment for amortization of net loss (pre-tax other income)	621	-	$621
	$6,241	$-	$6,241

The components of accumulated other comprehensive loss consist of the following:

	December 31,	December 31,
	2022	2021
Unrecognized pension income (cost), net of tax of $6,282 and $6,282, respectively	$1,022	$(5,522)

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2022 and 2021, are as follows:

	Pension Benefits
	2022	2021
Change in benefit obligation
Benefit obligation – Beginning of year	$50,938	$55,359
Interest cost	867	944
Actuarial (gain) loss	(8,985)	(2,098)
Benefits paid	(2,730)	(3,267)
Annuity purchase	(27,647)	-
Benefit obligation – End of year	12,443	50,938
Change in plan assets
Plan assets – Beginning of year	50,903	48,314
Return on plan assets	(9,123)	5,856
Annuity purchase	(27,647)	-
Benefits paid	(2,730)	(3,267)
Plan assets at fair value – End of year	11,403	50,903
Funded status of plans – End of year	$(1,040)	$(35)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

	Pension Benefits
	2022	2021
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$-	$-
Noncurrent liabilities	(1,040)	(35)
Net amount recognized at December 31	$(1,040)	$(35)

Amounts recognized in accumulated other comprehensive income (loss) but not yet recognized in earnings at December 31, 2022 and 2021, are as follows:

	Pension Benefits
	2022	2021

Net actuarial loss	$5,260	$11,803
	$5,260	$11,803

Components of net periodic benefit cost (income) for the years ended December 31, 2022 and 2021, are as follows:

	Pension Benefits
	2022	2021
Components of net periodic benefit cost
Interest cost	$867	$944
Expected return on plan assets	(1,650)	(2,335)
Amortization of unrecognized net loss (gain)	228	621
Total net periodic (income) benefit cost	$(555)	$(770)

The increase (decrease) in accumulated other comprehensive income (loss) (pre-tax) for the years ended December 31, 2022 and 2021, are as follows:

	Pension Benefits
	2022	2021
Net actuarial (gain) loss	$1,789	$(5,620)
Amortization of:
Actuarial loss from settlement	(8,105)	-
Net actuarial loss	(228)	(621)
Total recognized in accumulated other comprehensive loss	$(6,544)	$(6,241)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2022:

Pension Benefits

2023	$760
2024	765
2025	789
2026	804
2027	796
2028 through 2032	4,196

The Company is not required to make any contributions to its pension plan in 2023 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits
	2022	2021
Discount rates	5.22%	2.84%

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations at December 31, 2022.

The 2022 actuarial gain of $8,985 was largely the result of the change in mortality improvement scale MP-2021 with Endemic COVID adjustment to reflect anticipated slow recovery from COVID. The 2021 actuarial gain of $2,098 was largely the result of the change in the yield curve to Pri-2012 with MP-2021. The impact of the mortality improvement scale MP-2021 also created a slight actuarial gain for 2021.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits
	2022	2021
Discount rate for benefit obligations	5.22%	2.48%
Expected return on plan assets	3.00%	5.00%
Rate for interest on benefit obligations	5.10%	1.77%
Discount rate for service cost	N/A	N/A

The Company’s pension plan’s weighted average asset allocations at December 31, 2022 and 2021, and target allocations for 2023, by asset category, are as follows:

	Plan Assets at December 31,		Target Allocation
	2022	2021	2023
Asset Category
Cash and cash equivalents	1%	2%	0% - 5%
Equity securities	0%	54%	0%
Fixed income securities	99%	33%	95%-100%
Real estate	0%	11%	0%
	100%	100%	100%

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

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820 fair value hierarchy (see Note 2, Summary of Significant Accounting Policies for a description of the fair value hierarchy) as of December 31, 2022 and 2021:

Pension Plan Assets	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$11,268	$-	$-	$11,268
Large cap funds	-	-	-	-
Small cap funds	-	-	-	-
International funds	-	-	-	-
Real estate funds	-	-	-	-
Cash and equivalents	135	-	-	135
Total	$11,403	$-	$-	$11,403

Pension Plan Assets	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$16,645	$-	$-	$16,645
Large cap funds	16,238	-	-	16,238
Small cap funds	4,877	-	-	4,877
International funds	6,607	-	-	6,607
Real estate funds	5,529	-	-	5,529
Cash and equivalents	1,007	-	-	1,007
Total	$50,903	$-	$-	$50,903

The Company entered into a commitment agreement (the “OneAmerica Agreement”) with OneAmerica Financial Partners, Inc. (“OneAmerica”) during the year ended December 31, 2022. Under the OneAmerica Agreement, the Company purchased a non-participating group annuity contract (the “Annuity Contract”) from OneAmerica and transferred to OneAmerica about 67.7% of its future benefit obligations under the Plan. Upon payment of the premium to OneAmerica and the closing of the OneAmerica Agreement, the applicable pension benefit obligations were irrevocably transferred from the Plan to OneAmerica. By transferring the future benefit obligations and annuity administration to OneAmerica, the Company reduced its gross Plan liabilities by $27.6 million during the year ended December 31, 2022. The purchase of the Annuity Contract was funded by the assets of the Plan. As a result of the OneAmerica Agreement, the Company recognized a non-cash pre-tax pension settlement loss of $8.1 million during the year ended December 31, 2022.

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $289 for the year ended December 31, 2022.
Note 15 - Income Taxes

The provision (benefit) for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31
	2022	2021
Current Tax Expense/(Benefit)
Federal	$-	$(10)
Foreign	2,285	1,533
State	40	26
	2,325	1,549
Deferred Tax Expense/(Benefit)
Federal	1	-
Foreign	(14)	(136)
	(13)	(136)
Total	$2,312	$1,413

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

The (provision) benefit for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31
	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.4%	0.7%
Valuation allowance	(5.8)%	(20.4)%
Provision to return	(0.2)%	0.0%
Foreign rate differential	(1.5)%	(1.0)%
Foreign tax adjustments	(1.1)%	0.0%
Deferred tax adjustments	(17.9)%	0.4%
Nondeductible expenses and other	(1.2)%	(4.2)%
Effective income tax rate	(6.3)%	(3.5)%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2022		December 31, 2021
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits	$360	$-	$149	$-
Intangible assets	-	(26)	-	(22)
Accrued expenses	2,326	-	1,367	-
Accrued warranty costs	-	-	-	-
Prepaid expenses	-	(1,155)	-	-
Deferred state and local incentive revenue	-	-	537	-
Accrued severance	-	-	-	-
Inventory valuation	1,219	-	496	-
Property, plant and equipment and railcars on operating leases	-	(1,166)	103	-
Net operating loss, tax credit, and interest carryforwards	65,218	-	62,536	-
Stock-based compensation expense	1,715	-	1,539	-
Other	371	(1,448)	99	-
Right of use asset	-	(10,902)	-	(4,780)
Lease liability	11,376	-	5,175	-
	82,585	(14,697)	72,001	(4,802)
Valuation Allowance	(67,881)	-	(67,204)	-
Deferred tax assets (liabilities)	$14,704	$(14,697)	$4,797	$(4,802)
Increase (decrease) in valuation allowance	$677		$7,591

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of US and China operating losses, we will not more likely than not realize the benefit of the US and China deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $220,406 which will expire between 2023 and 2042, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards, tax credits, and interest carryforwards of $210,223, $2,016, and $33,392, respectively, which will begin to expire in 2032, for which a full valuation allowance also has been recorded. The Company has Chinese net operating loss carryforwards of $356 which will expire between 2023 and 2027 for which a full valuation allowance also has been recorded.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

As of December 31, 2022, the Company has released a valuation allowance in Mexico to realize its deferred tax assets of $0.1 as a result of significant positive evidence, most notably three years of cumulative income in Mexico and management expectations of continued profitability.

The Company does not have any unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate as of December 31, 2022 and 2021. The Company's income tax provision included $0 of expenses related to interest and penalties for the years ended December 31, 2022 and 2021. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the year ended 2022 and 2021, the Company has zero penalties or interest accrued at December 31, 2022 and 2021, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year
U.S. Federal	2019
States:
Pennsylvania	2001
Texas	2019
Illinois	2010
Virginia	2019
Colorado	2010
Indiana	2019
Nebraska	2016
Alabama	2016
Foreign:
China	2019
Mexico	2020

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plans, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “2005 Plan”) and “The FreightCar America, Inc. 2018 Long Term Incentive Plan (the “2018 Plan” and, collectively, the “Prior LTIPs”), were terminated and replaced by the Company's new incentive compensation plan, titled “The FreightCar America, Inc. 2022 Long Term Incentive Plan” (the “2022 Plan” or “Incentive Plan”). The 2022 Plan was approved by the Company’s Board of Directors and ratified by the stockholders on May 12, 2022. Awards previously granted under the Prior LTIPs were unaffected by the adoption of the 2022 Plan, and they remain outstanding under the terms pursuant to which they were previously granted. The Incentive Plan provides for the grant to eligible persons of stock options, share appreciation rights (“SAR”), restricted shares, restricted share units (“RSU”), performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Time-vested stock option awards generally vest based on one to three years of service and have 10‑year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plans). The Company accounts for forfeitures of stock‑based awards as incurred. The 2022 Plan will terminate as to future awards on May 12, 2032. Upon approval of the 2022 Plan, 880,000 shares of common stock were registered and made available for issuance, together with 494,977 shares of common stock that were available under the Prior LTIPs on May 12, 2022. Under the 2022 Plan, 1,374,977 shares of common stock have been reserved for issuance (from either authorized but unissued shares or treasury shares), of which 1,285,806 were available for issuance at December 31, 2022.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

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

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free	Grant Date
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2022	1/17/2022	6 years	74.32%	0.00%	1.60%	$2.63
2022	2/4/2022	6 years	74.27%	0.00%	1.81%	$2.30
2022	3/21/2022	6 years	74.45%	0.00%	2.33%	$2.90
2022	4/19/2022	6 years	75.31%	0.00%	2.91%	$3.87
2022	7/11/2022	6 years	77.95%	0.00%	3.04%	$2.41
2022	7/18/2022	6 years	77.92%	0.00%	3.04%	$2.51
2022	8/29/2022	6 years	78.17%	0.00%	3.24%	$3.10
2022	9/6/2022	6 years	78.19%	0.00%	3.41%	$2.81
2022	12/1/2022	6 years	78.20%	0.00%	3.65%	$2.60

A summary of the Company’s time-vested stock options activity and related information at December 31, 2022 and 2021, and changes during the years then ended, is presented below:

		December 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	733,967	$5.66	211,361	$11.68
Granted	513,518	3.95	608,485	4.04
Exercised	(102,850)	3.98	-	-
Forfeited or expired	(255,821)	4.76	(85,879)	9.02
Outstanding at the end of the year	888,814	$5.12	733,967	$5.66

Exercisable at the end of the year	227,056	$8.39	111,516	$13.86

A summary of the Company’s time vested stock options outstanding as of December 31, 2022 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	888,814	8.3	$5.12	$-
Vested or expected to vest	888,814	8.3	$5.12	$-
Options exercisable	227,056	6.5	$8.39	$-

The Company issued 5,292 shares of common stock as a result of cashless exercise of 102,850 time-vested stock options during the year ended December 31, 2022. There were no time-vested stock options exercised during 2021. As of December 31, 2022, there was

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

$1,178 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 23 months.

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

The estimated fair value of the cash settled stock appreciation rights as of December 31, 2022 was $3,021. Stock-based compensation for cash settled stock appreciation rights was $632 and $2,145 for the year ended December 31, 2022 and 2021, respectively.

The fair value of cash settled stock appreciation rights as of December 31, 2022 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	3.6 years	94.35%	0.00%	4.19%	$2.44
2020	9/14/2020	4.2 years	89.86%	0.00%	4.10%	$2.38
2020	11/30/2020	4.4 years	87.88%	0.00%	4.07%	$2.28
2021	1/5/2021	4.3 years	89.36%	0.00%	4.09%	$2.31

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

A summary of the Company’s cash settled stock appreciation rights activity and related information at December 31, 2022 and 2021 and changes during the year is presented below:

		December 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	SARS	Price	SARS	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	2,163,339	$2.20	853,967	$1.69
Granted	-	-	1,735,500	2.38
Exercised	(11,592)	2.16	(42,652)	1.64
Forfeited or expired	(19,634)	2.31	(383,476)	1.92
Outstanding at the end of the year	2,132,113	$2.20	2,163,339	$2.20

Exercisable at the end of the year	909,313	$2.10	192,387	$1.71

A summary of the Company’s cash settled stock appreciation rights outstanding as of December 31, 2022 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	SARS	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
SARS outstanding	2,132,113	7.8	$2.20	$2,124,866
Vested or expected to vest	2,132,113	7.8	$2.20	$2,124,866
SARS exercisable	909,313	7.7	$2.10	$997,916

Restricted Shares

A summary of the Company’s nonvested restricted shares as of December 31, 2022 and 2021, and changes during the years then ended is presented below:

		December 31,
	2022		2021

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	491,239	$3.50	849,723	$2.86
Granted	386,908	3.93	213,465	4.23
Vested	(113,886)	6.16	(311,128)	2.26
Forfeited	(74,399)	4.44	(260,821)	3.49
Nonvested at the end of the year	689,862	$3.20	491,239	$3.50
Expected to vest	689,862	$3.20	491,239	$3.50

The fair value of stock awards vested during the years ended December 31, 2022 and 2021, was $427 and $1,942, respectively, based on the value at vesting date. As of December 31, 2022, there was $1,065 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 20 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

Stock-based compensation expense of $2,106 and $2,977 is included within selling, general and administrative expense for the years ended December 31, 2022 and 2021, respectively.

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

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has no reserve with respect to these matters at December 31, 2022 as they are neither probable nor estimable.

Note 18 – Loss Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2022	2021

Weighted average common shares outstanding	16,052,920	15,023,853
Issuance of Warrants	8,785,479	5,742,545
Weighted average common shares outstanding - basic	24,838,399	20,766,398
Weighted average common shares outstanding - diluted	24,838,399	20,766,398

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2022 and 2021, 1,658,605 and 1,321,396 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 19 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended
	December 31,
	2022	2021
Railcar sales	$349,556	$189,579
Parts sales	11,941	10,228
Revenues from contracts with customers	361,497	199,807
Leasing revenues	3,257	3,243
Total revenues	$364,754	$203,050

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 20%, 19% and 16%, respectively, of revenues for the year ended December 31, 2022. Sales to the Company’s top three customers accounted for 46%, 12% and 8%, respectively, of revenues for the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

year ended December 31, 2021. The Company had no sales to customers outside the United States in 2022 and 2021. As of December 31, 2022, 35% of the accounts receivable balance of $9,571 reported on the consolidated balance sheet was receivable from one customer and 29% was receivable from a second customer. As of December 31, 2021, 62% of the accounts receivable balance of $9,571 reported on the consolidated balance sheet was receivable from one customer.

Note 20 – Segment Information

The Company’s operations consist of two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, railcar leasing and major railcar rebuilds. The Company’s Parts operating segment is not significant for reporting purposes and has been combined with corporate and other non-operating activities as Corporate and Other.

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

	Year Ended
	December 31,
	2022	2021
Revenues:
Manufacturing	$352,827	$192,807
Corporate and Other	11,927	10,243
Consolidated revenues	$364,754	$203,050

Operating loss:
Manufacturing (1)	$14,801	$(757)
Corporate and Other (2)	(29,825)	(22,005)
Consolidated operating loss	(15,024)	(22,762)
Consolidated interest expense	(25,423)	(13,317)
Gain (loss) on change in fair market value of Warrant liability	1,486	(14,894)
Gain on extinguishment of debt	-	10,122
Consolidated other income	2,426	817
Consolidated loss before income taxes	$(36,535)	$(40,034)

Depreciation and amortization:
Manufacturing	$3,491	$3,648
Corporate and Other	644	656
Consolidated depreciation and amortization	$4,135	$4,304

Capital expenditures:
Manufacturing	$7,327	$1,880
Corporate and Other	489	410
Consolidated capital expenditures	$7,816	$2,290

(1) There were no restructuring and impairment charges for the year ended December 31, 2022. Results for the year ended December 31, 2021 include restructuring and impairment charges of $6,530.

(2) Results for the year ended December 31, 2022 include a pension settlement loss of $8,105. There were no pension settlement losses in the year ended December 31, 2021.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

	December 31,	December 31,
	2022	2021
Assets:
Manufacturing	$149,014	$154,068
Corporate and Other	50,631	46,417
Total operating assets	199,645	200,485
Consolidated income taxes receivable	93	179
Consolidated assets	$199,738	$200,664

Geographic Information
	Revenues		Long Lived Assets(a)
	Year Ended
	December 31,		December 31,	December 31,
	2022	2021	2022	2021
United States	$364,740	$202,978	$15,018	$24,967
Mexico	14	72	54,243	30,098
Total	$364,754	$203,050	$69,261	$55,065

(a) Long lived assets include property plant and equipment, net, railcars available for lease, and right-of-use (ROU) assets.
Note 21 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesus Gil, VP Operations and a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 11.3% of the outstanding shares of Common Stock as of December 31, 2022. Fasemex provides steel fabrication services to the Company. Commencing November 2021, the lessors of the Company’s leased facility in Castaños (the “Castaños Facility”) have been Jesus Gil, Alejandro Gil, and Salvador Gil. Previously, Fasemex was the lessor of the Castaños Facility. The Company paid $28,669 and $89,984 to Fasemex during the years ended December 31, 2022 and 2021, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil. The Company paid $2,709 and $1,735 during the years ended December 31, 2022 and 2021, respectively, to DI related to material and safety supplies. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, sibling of Jesus Gil. The Company paid $2,436 and $1,163 during the years ended December 31, 2022 and 2021, respectively, to METJ related to trucking services.

Related party asset on the condensed balance sheet of $3,261 as of December 31, 2022 includes prepaid inventory of $2,014 and other receivables of $1,247 from Fasemex. Related party accounts payable on the condensed balance sheet of $3,393 as of December 31, 2022 includes $2,475 payable to Fasemex, $572 payable to DI, and $346 payable to METJ. Related party asset on the condensed consolidated balance sheet of $8,680 as of December 31, 2021 includes prepaid inventory of $4,134 and other receivables of $4,546 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $8,870 as of December 31, 2021 includes $8,291 payable to Fasemex, $291 payable to DI and $288 payable to METJ.

The Warrantholder beneficially owns approximately 41.3% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 5 filed with the SEC on November 8, 2022). The Company paid $8,652 and $7,533 to the Warrantholder during the years ended December 31, 2022 and 2021, respectively, for term loan interest, of which $7,185 and $6,255 was paid in cash during the years ended December 31, 2022 and 2021, respectively, and $1,467 and $1,278 was payment in kind during the years ended December 31, 2022 and 2021, respectively. Additionally, the Company paid $4,000 and $1,870 in equity fees during the years ended December 31, 2022 and 2021, respectively, to the Warrantholder related to the standby letter of credit described in Note 12 Debt Financing and Revolving Credit Facilities.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2022 and 2021

(in thousands, except for share and per share data)

Note 22 – Subsequent Events

On January 30, 2023, FreightCar North America, LLC, FreightCar America, Inc. (the “Company”), certain other subsidiary guarantors of the Company, CO Finance LVS VI LLC and OC III LFE II LP (collectively, the “Loan Parties”) entered into Amendment No. 6 to Credit Agreement (the “Sixth Amendment”), with respect to that certain Credit Agreement dated as of October 13, 2020 by and among the Loan Parties (as amended, restated, supplemented or otherwise modified from time to time, and together with the Amendment, the “Term Loan Credit Agreement). The Sixth Amendment amends the Term Loan Credit Agreement to extend the date for the Company to draw on the delayed draw loan of $15,000 from January 31, 2023 to March 3, 2023.

On February 27, 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”), with respect to the Term Loan Credit Agreement. The Seventh Amendment amends the Term Loan Credit Agreement to extend the date for the Company to draw on the delayed draw loan of $15,000 from March 3, 2023 to April 3, 2023.

On March 23, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company will issue approximately 85,000 shares of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Preferred Stock”) at an initial stated value of $1,000 per share. The total purchase price and aggregate number of shares will depend on the total debt outstanding under the Term Loan Credit Agreement as of the closing date. Upon closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Purchaser will receive a detached warrant to purchase up to an estimated 3% shares of Common Stock of the Company outstanding as of the Closing, for an exercise price equal to the average price of the Company’s Common Stock thirty (30) days prior to the date of announcement of the contemplated transaction.

The Company expects to use the proceeds from the issuance of the Preferred Stock to repay in-full, in-cash all of the principal amount of the outstanding Term Loan Credit Agreement, together with all accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement. Any excess proceeds will be used for general corporate purposes. In connection with the Closing, the Purchaser has agreed to extend the maturity date of the Third Amendment Letter of Credit for two (2) years and reduce the Letter of Credit Fee paid by the Company to $375 per quarter.

On March 23, 2023, the Loan Parties, the Purchaser, and the designated disbursing and collateral agent (the “Agent”) entered into Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), with respect to the Term Loan Credit Agreement. The Eighth Amendment amends the Term Loan Credit Agreement to provide the Company the option to pay all interest during the period between signing of the Purchase Agreement and the Closing (the “Pre-Closing Period”) in kind.

On March 23, 2023, the Company, the Purchaser, the Agent, and the designated calculation agent entered into Amendment No. 1 to Amended and Restated Reimbursement Agreement, pursuant to which the parties have agreed the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date the Pre-Closing Period terminates.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2022 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because the Company qualifies as a smaller reporting company, it is not required to obtain an attestation of their internal control over financial reporting by an outside independent registered public accounting firm.

Item 9B. Other Information.

Purchase Agreement

On March 23, 2023, the “Company” entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”), pursuant to which the Purchaser agreed to acquire an estimated aggregate of 85,000 shares of to be created Series C Preferred Stock of the Company, par value $0.01 (the “Preferred Stock”) at an initial stated value of

$1,000 per share. The total purchase price and aggregate number of shares will depend on the total debt outstanding under the Term Loan Credit Agreement as of the closing date. Upon closing of the transactions contemplated by the Purchase Agreement (the “Closing”), (i) the Purchaser will receive a warrant to purchase up to an estimated 3% shares of Common Stock of the Company outstanding as of the Closing, for an exercise price equal to the average price of the Company’s Common Stock thirty (30) days prior to the date of announcement of the contemplated transaction (the “2023 Warrant”), and (ii) the Certificate of Designation (as defined and described below) will be filed with the Delaware Secretary of State and will contain other rights, terms and provisions applicable to the Preferred Stock.

The Purchase Agreement contains customary representations, warranties and covenants. Closing of the transactions contemplated by the Purchase Agreement is subject to a number of conditions, all of which must be satisfied on or prior to May 22, 2023. In connection with the Closing, the Purchaser has agreed to extend the maturity date of the Third Amended Letter of Credit (as defined in the Purchase Agreement) for two (2) years and reduce the Letter of Credit Fee (as defined in the Purchase Agreement) paid by the Company to $375,000 per quarter.

The Company expects to use the proceeds from the issuance of the Preferred Stock to repay in-full, in-cash all of the principal amount of the outstanding term loan debt, together with all accrued unpaid interest, fees, penalties and other obligations under the Company’s Term Loan Credit Agreement (as defined in the Purchase Agreement), as amended, and all related fees and expenses. Any excess proceeds will be used for general corporate purposes.

The issuance of the Preferred Stock pursuant to the Purchase Agreement and the other documents below is exempt from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Act”). The offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 10.30 and is incorporated herein by reference.

The Company issued a press release announcing the signing of the Purchase Agreement on March 27, 2023. A copy of the press release is filed herewith as Exhibit 99.1.

Certificate of Designation

The certificate of designation filed as Exhibit A to Exhibit 10.30 of this Annual Report on Form 10-K (the “Certificate of Incorporation”) will be filed with the Delaware Secretary of State at Closing and will contain rights, terms and provisions applicable to the Preferred Stock. The Preferred Stock will rank senior to the Common Stock (as defined in the Purchase Agreement) with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up. Dividends will accrue on the Preferred Stock at a rate of 17.5% per annum (the “Dividend Rate”) on the then existing Stated Value and Accrued Dividends (each as defined in the Certificate of Designation) and will be payable quarterly in cash or in-kind at the Company’s option. The Preferred Stock will not participate in any dividends paid to the holders of shares of Common Stock.

The Company may redeem the outstanding Preferred Stock at any time by payment of the Stated Value plus all accrued dividends (the “Redemption Price”). If the Company has not redeemed the Preferred Stock on or prior to the fourth (4th) anniversary of the Closing, the Dividend Rate will increase by 0.5% for every quarter thereafter until the Preferred Stock is redeemed in full. The Purchaser has the right to request the Company redeem the Preferred Stock at any time after sixth (6th) anniversary of the Closing. If the Company does not redeem the Preferred Stock within six (6) months after receipt of a redemption request from the Purchaser, the holders of the Preferred Stock will be entitled to certain limited voting rights as described in the Certificate of Designation.

The Purchaser will be entitled to designate for nomination to the Board one (1) director (the “Preferred Director”) and one (1) non-voting Board observer. The Certificate of Designation contains customary protective provisions requiring the approval of the Purchaser prior to engaging in certain actions. Prior approval of a majority of the Board, which majority must include the Preferred Director, is required for certain other actions outlined in the Certificate of Designation. The Preferred Stock is not convertible.

The foregoing description of the Certificate of Designation does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Certificate of Designation, a copy of which is filed as Exhibit A to Exhibit 10.30 and is incorporated herein by reference.

2023 Warrant

The Preferred Stock will be issued with a detached warrant, exercisable for a term of ten (10) years from the date of issuance of the 2023 Warrant. The 2023 Warrant represents the right to purchase up to an estimated 3% shares of Common Stock of the Company outstanding as of the closing of the issuance of the Preferred Stock, for an exercise price equal to the average price of the Company’s Common Stock thirty (30) days prior to the date of announcement of the contemplated transaction. The 2023 Warrant includes customary anti-dilution protection for stock splits, reverse stock splits, and dividends paid in Common Stock.

The foregoing description of the 2023 Warrant does not purport to be complete and is qualified in its entirety by reference to the full text of the form of 2023 Warrant, a copy of which is filed as Exhibit B to Exhibit 10.30 and is incorporated herein by reference.

Amendment No. 8 to the Credit Agreement

On March 23, 2023, the Loan Parties entered into Amendment No. 8 to the Term Loan Credit Agreement (“Amendment No. 8”) with the Purchaser and U.S. Bank National Association, as disbursing agent and collateral agent (the “Agent”). Pursuant to Amendment No. 8, Borrower will have the option of paying all interest during the period between signing of the Purchase Agreement and closing of the Purchase Agreement (the “Pre-Closing Period”) in kind (“PIK Interest”).

The foregoing description of Amendment No. 8 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 8, a copy of which is filed as Exhibit 10.22.8 and is incorporated herein by reference.

Amendment No. 1 to the Amended and Restated Reimbursement Agreement

On March 23, 2023 the Company, the Purchaser, Alter Domus (US) LLC, as calculation agent, and the Agent entered into an amendment to the Amended and Restated Reimbursement Agreement (“Amendment No. 1”), pursuant to which the parties have agreed that the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date that the Pre-Closing Period terminates (including the date of the Closing, if applicable).

The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 1, a copy of which is filed as Exhibit 10.25.1 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Governance of the Company,” “Stock Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Compensation Overview” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Executive Compensation,” “Board of Directors,” “Compensation Overview and “Director Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Stock Ownership” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the captions “Certain Transactions” and “Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)
Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP, Chicago, Illinois, PCAOB ID 248

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

Notes to Consolidated Financial Statements.

2. The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

(b)
The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

EXHIBIT INDEX
Exhibit Number	Exhibit Description
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

4.1†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*

Letter agreement regarding Terms of Employment dated July 17, 2017, by and between FreightCar America, Inc. and James R. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2017).

10.2*

Letter agreement regarding Terms of Employment dated November 5, 2020, by and between FreightCar America, Inc. and Michael A. Riordan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2020).

10.2.1*

Letter agreement regarding Terms of Employment dated March 18, 2022 by and between FreightCar America, Inc. and Michael A. Riordan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.3*

Letter agreement regarding Terms of Employment dated February 11, 2021 by and between FreightCar America, Inc. and Terence R. Rogers (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.4*

Letter agreement regarding Terms of Employment dated September 11, 2019 by and between FreightCar America, Inc. and William Matthew Tonn (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.5	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2006).
10.6	Form of Letter of Resignation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2009).
10.7*

Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

10.8*

FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.9*

Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.10*

Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.11*	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).
10.12*

Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.13*

FreightCar America, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 10, 2018 filed with the Commission on March 30, 2018).

10.14.*

FreightCar America, Inc. 2018 Long Term Incentive Plan (as amended and restated effective May 14, 2020) (incorporated by reference to Appendix A to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2020 filed with the Commission on March 30, 2020).

10.14.1*

Form of Stock Option Award Agreement pursuant to the FreightCar America, Inc. 2018 Long-Term Incentive Plan (as amended and restated effective May 14, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2021).

10.15*

FreightCar America, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the annual meeting of stockholders held on May 12, 2022 filed with the Commission on April 1, 2022).

10.15.1*†	Amendment No. 1 to FreightCar America, Inc. 2022 Long Term Incentive Plan dated as of March 27, 2023.
10.16

FreightCar America, Inc. Executive Severance Plan (As Amended and Restated Effective December 1, 2016) (and Summary Plan Description) incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.16.1*

FreightCar America, Inc. Executive Severance Plan (As Amended and Restated January 17, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.17*

FreightCar America, Inc. Successful Transaction Severance Plan, dated November 20, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.18

Investor Rights Agreement, dated October 16, 2020, by and between the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.19

Novation Agreement and Restated Lease Agreement, dated October 16, 2020, by and between Fabricaciones y Servicios de México, S.A. de C.V., as lessor, and FCA-Fasemex, S. de R.L. de C.V., as lessee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.19.1

First Amendment to Novation Agreement and Restatement of Lease Agreement, dated as of November 5, 2021, by and between Jesus Salvador Gil Benavides, Alejandro Gil Benavides, Salvador Gil Benavides, FCA-Fasemex, S. de R.L. de C.V. and Fabricaciones y Servicios de México, S.A. de C.V. (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.20

Royalty Agreement, dated October 16, 2020, by and among the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.20.1

Amended Royalty Agreement, dated as of February 8, 2022, by and among the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.21

Credit Agreement, dated as of April 16, 2019, by and between FreightCar America Leasing 1, LLC and M & T Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.21.1

Forbearance and Settlement Agreement dated as of December 28, 2021, by and among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.22**

Term Loan Credit Agreement, dated October 13, 2020, by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.22.1†	Amendment No. 1 to the Term Loan Credit Agreement dated as of January 30, 2021.
10.22.2

Amendment No. 2 to the Term Loan Credit Agreement dated as of May 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.22.3

Amendment No. 3 to the Term Loan Credit Agreement dated as of July 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.22.4

Amendment No. 4 to the Term Loan Credit Agreement dated as of December 30, 2021 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.22.5

Amendment No. 5 to the Term Loan Credit Agreement dated as of March 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.22.6†	Amendment No. 6 to the Term Loan Credit Agreement dated as of January 30, 2023.
10.22.7†	Amendment No. 7 to the Term Loan Credit Agreement dated as of February 27, 2023.

10.22.8†	Amendment No. 8 to the Term Loan Credit Agreement, dated March 23, 2023, by and among FreightCar America, Inc., FreightCar North America, LLC, CO Finance LVS VI LLC and U.S. Bank National Association.
10.23**

Warrant Acquisition Agreement, dated October 13, 2020, by and between the Company and CO Finance LCS VI LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.23.1	Form of Warrant issued by the Company to CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).
10.23.2

Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XII LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.23.3

Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.24

Form of Registration Rights Agreement by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.25

Reimbursement Agreement dated as of July 30, 2021 by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC, U.S. Bank National Association and Alter Domus, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.25.1†

Amendment No. 1 to the Reimbursement Agreement, dated March 23, 2023, by and among FreightCar America, Inc., CO Finance LVS VI LLC, Alter Domus (US) LLC, as calculation agent, and U.S. Bank National Association.

10.26

Registration Rights Agreement dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.27

Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2021).

10.28

Warrant Acquisition Agreement, dated as of April 4, 2022, by and among the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.28.1

Warrant issued by the Company to OC III LVS XXVIII LP dated as of April 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.29

Registration Rights Agreement dated as of April 4, 2022, by and between the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.30†	Securities Purchase Agreement dated as of March 23, 2023 by and between the Company and OC III LFE II LP.
10.31

Amended and Restated Loan and Security Agreement, dated as of July 30, 2021, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.31.1

First Amendment to Amended and Restated Loan and Security Agreement dated as of February 23, 2022, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.31.2†	Second Amendment to Amended and Restated Loan and Security Agreement dated as of November 22, 2022, by and Company and certain of its subsidiaries and Siena Lending Group, LLC.
21†	Subsidiaries of FreightCar America, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Press Release of FreightCar America, Inc. dated March 27, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Management compensatory arrangement.

** Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

† Filed herewith.

(c)
Additional Financial Statement Schedules

None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: March 27, 2023	By:	/s/ JAMES R. MEYER
James R. Meyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. MEYER James R. Meyer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2023

/s/ MICHAEL A. RIORDAN Michael A. Riordan	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2023

/s/ JUAN CARLOS FUENTES SIERRA Juan Carlos Fuentes Sierra	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2023

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 27, 2023

/s/ ELIZABETH K. ARNOLD Elizabeth K. Arnold	Director	March 27, 2023

/s/ JESUS SALVADOR GIL BENAVIDES Jesus Salvador Gil Benavides	Director	March 27, 2023

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 27, 2023

/s/ RODGER L. BOEHM Rodger L. Boehm	Director	March 27, 2023

/s/ TRAVIS D. KELLY Travis D. Kelly	Director	March 27, 2023

/s/ JOSÉ DE NIGRIS FELÁN José De Nigris Felán	Director	March 27, 2023