Form 10-Q
period 2023-03-31
FreightCar America, Inc.
filed 2023-05-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2023, there were 17,702,459 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$27,799	$37,912
Accounts receivable, net of allowance for doubtful accounts of $146 and $126 respectively	8,667	9,571
VAT receivable	1,653	4,682
Inventories, net	80,861	64,317
Assets held for sale	3,675	3,675
Related party asset	1,815	3,261
Prepaid expenses	7,178	5,470
Total current assets	131,648	128,888
Property, plant and equipment, net	24,783	23,248
Railcars available for lease, net	11,216	11,324
Right of use asset operating lease	1,331	1,596
Right of use asset finance lease	32,626	33,093
Other long-term assets	1,065	1,589
Total assets	$202,669	$199,738
Liabilities and Stockholders’ Equity
Current liabilities
Accounts and contractual payables	$55,766	$48,449
Related party accounts payable	1,430	3,393
Accrued payroll and other employee costs	3,281	4,081
Reserve for workers' compensation	840	841
Accrued warranty	1,933	1,940
Current portion of long-term debt	40,548	40,742
Other current liabilities	8,281	6,539
Total current liabilities	112,079	105,985
Long-term debt, net of current portion	53,773	51,494
Warrant liability	30,415	31,028
Accrued pension costs	1,112	1,040
Lease liability operating lease, long-term	1,737	1,780
Lease liability finance lease, long-term	33,080	33,245
Other long-term liabilities	2,987	3,750
Total liabilities	235,183	228,322
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,702,459 and 17,223,306 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	208	203
Additional paid-in capital	90,165	89,104
Accumulated other comprehensive income	1,063	1,022
Accumulated deficit	(123,950)	(118,913)
Total stockholders' deficit	(32,514)	(28,584)
Total liabilities and stockholders’ deficit	$202,669	$199,738

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$80,999	$93,236
Cost of sales	73,514	83,178
Gross profit	7,485	10,058
Selling, general and administrative expenses	6,388	10,713
Operating income (loss)	1,097	(655)
Interest expense	(6,600)	(5,705)
Gain (loss) on change in fair market value of Warrant liability	613	(20,730)
Other (expense) income	(36)	1,496
Loss before income taxes	(4,926)	(25,594)
Income tax provision	111	253
Net loss	$(5,037)	$(25,847)
Net loss per common share – basic	$(0.19)	$(1.11)
Net loss per common share – diluted	$(0.19)	$(1.11)
Weighted average common shares outstanding – basic	26,545,463	23,218,647
Weighted average common shares outstanding – diluted	26,545,463	23,218,647

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(5,037)	$(25,847)
Other comprehensive income, net of tax:
Pension and postretirement liability adjustments, net of tax	41	84
Comprehensive loss	$(4,996)	$(25,763)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
					Accumulated
				Additional	Other		Total
	Common Stock			Paid In	Comprehensive	Retained	Stockholders'
	Shares	Amount		Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2021	15,947,228	$190		$83,742	$(5,522)	$(80,066)	$(1,656)
Net loss	-	-		-	-	(25,847)	(25,847)
Other comprehensive income	-	-		-	84	-	84
Restricted stock awards	296,857	3		(3)	-	-	-
Employee stock settlement	(3,438)	-		(13)	-	-	(13)
Forfeiture of restricted stock awards	(500)	-		-	-	-	-
Exercise of stock appreciation rights	-	-		-	-	-	-
Stock-based compensation recognized	-	-		404	-	-	404
Equity Fees	285,119	3		997	-	-	1,000
Balance, March 31, 2022	16,525,266	$196		$85,127	$(5,438)	$(105,913)	$(26,028)

Balance, December 31, 2022	17,223,306	$203		$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-		-	-	(5,037)	(5,037)
Other comprehensive income	-	-		-	41	-	41
Restricted stock awards	309,348	3	-	(3)	-	-	-
Employee stock settlement	(31,888)	-		(106)	-	-	(106)
Vesting of restricted stock units	42,815	-		145	-	-	145
Stock-based compensation recognized	-	-		492	-	-	492
Equity Fees	158,878	2		533	-	-	535
Balance, March 31, 2023	17,702,459	$208		$90,165	$1,063	$(123,950)	$(32,514)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,037)	$(25,847)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,072	1,024
Non-cash lease expense on right-of-use assets	731	316
Recognition of deferred income from state and local incentives	—	(1,858)
(Gain) loss on change in fair market value for Warrant liability	(613)	20,730
Stock-based compensation recognized	(91)	4,244
Non-cash interest expense	4,264	3,721
Other non-cash items, net	(1)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	904	(12,517)
VAT receivable	2,960	(1,853)
Inventories	(19,698)	(2,154)
Related party asset, net	(362)	1,366
Accounts and contractual payables	9,695	4,798
Lease liability	(1,191)	(476)
Customer deposits	—	18,706
Other assets and liabilities	(337)	(2,555)
Net cash flows (used in) provided by operating activities	(7,704)	7,645
Cash flows from investing activities
Purchase of property, plant and equipment	(1,960)	(960)
Net cash flows used in investing activities	(1,960)	(960)
Cash flows from financing activities
Borrowings on revolving line of credit	31,688	10,013
Repayments on revolving line of credit	(31,884)	(1,910)
Employee stock settlement	(106)	(13)
Payment for stock appreciation rights exercised	—	(4)
Financing lease payments	(147)	—
Net cash flows (used in) provided by financing activities	(449)	8,086
Net (decrease) increase in cash and cash equivalents	(10,113)	14,771
Cash, cash equivalents and restricted cash equivalents at beginning of period	37,912	26,240
Cash, cash equivalents and restricted cash equivalents at end of period	$27,799	$41,011
Supplemental cash flow information
Interest paid	$2,340	$1,984
Non-cash transactions
Change in unpaid construction in process	$539	$190
Accrued PIK interest paid through issuance of PIK Note	$1,658	$364
Issuance of equity fee	$535	$1,000

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar” or the “Company”) operates primarily in North America through its direct and indirect subsidiaries, and designs and manufactures a wide range of railroad freight cars, supplies railcar parts, and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Shanghai, People’s Republic of China; and Castaños, Coahuila, Mexico (the “Castaños Facility”).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2022 year-end balance sheet data was derived from the audited financial statements as of December 31, 2022. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended
	March 31,
	2023	2022
Railcar sales	$76,996	$89,308
Parts sales	3,400	3,111
Revenues from contracts with customers	80,396	92,419
Leasing revenues	603	817
Total revenues	$80,999	$93,236

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of March 31, 2023 and December 31, 2022. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits are included in other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet and were $3,391 and $219 as of March 31, 2023 and December 31, 2022, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of March 31, 2023 with expected duration of greater than one year of $40,635.

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

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Manufacturing	$77,599	$90,124
Corporate and Other	3,400	3,112
Consolidated revenues	$80,999	$93,236

Operating income (loss):
Manufacturing	$5,628	$8,516
Corporate and Other	(4,531)	(9,171)
Consolidated operating income (loss)	1,097	(655)
Consolidated interest expense	(6,600)	(5,705)
Gain (loss) on change in fair market value of Warrant liability	613	(20,730)
Consolidated other (loss) income	(36)	1,496
Consolidated loss before income taxes	$(4,926)	$(25,594)

Depreciation and amortization:
Manufacturing	$932	$867
Corporate and Other	140	157
Consolidated depreciation and amortization	$1,072	$1,024

Capital expenditures:
Manufacturing	$1,879	$960
Corporate and Other	81	-
Consolidated capital expenditures	$1,960	$960

	March 31,	December 31,
	2023	2022
Assets:
Manufacturing	$162,298	$149,014
Corporate and Other	40,260	50,631
Total operating assets	202,558	199,645
Consolidated income taxes receivable	111	93
Consolidated assets	$202,669	$199,738

Geographic Information
	Revenues		Long Lived Assets(a)
	Three Months Ended
	March 31,		March 31,	December 31,
	2023	2022	2023	2022
United States	$80,999	$93,236	$14,586	$15,018
Mexico	-	-	55,370	54,243
Total	$80,999	$93,236	$69,956	$69,261

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

Recurring Fair Value Measurements	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$30,415	$-	$30,415

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$31,028	$-	$31,028

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$4,116	$-	$4,116
Assets held for sale	$-	$3,675	$-	$3,675

The fair value of the Company’s Warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise price ($0.01/share) and number of shares exercisable at March 31, 2023 and December 31, 2022, is a Level 2 measurement.

The fair value of the Company's fleet of small cube covered hopper railcars determined using a market approach, using the known selling prices for a portion of the cars, and a weighted average selling price for the remaining cars in the asset group at December 31, 2022, is a Level 2 measurement. The portion of these assets intended to be sold are classified as assets held for sale and are no longer depreciated.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2023	2022
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	103
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Restricted cash equivalents - other	873	151
Total restricted cash and restricted cash equivalents	$4,800	$4,078

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2023	2022
Raw materials	67,071	46,421
Work in process	6,587	4,527
Finished railcars	2,541	8,783
Parts inventory	4,662	4,586
Total inventories, net	$80,861	$64,317

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $1,860 and $1,672 relating to excess or slow-moving inventory for parts and work in process at March 31, 2023 and December 31, 2022, respectively.

Note 8 – Debt Financing and Revolving Credit Facilities

Long-term debt consists of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
M&T Credit Agreement outstanding	$6,709	$6,917
Siena Loan Agreement outstanding	33,839	33,825
Credit Agreement outstanding	60,403	58,745
Total debt	100,951	99,487
Less Credit Agreement discount	(4,809)	(5,262)
Less Credit Agreement deferred financing costs	(1,821)	(1,989)
Total debt, net of discount and deferred financing costs	94,321	92,236
Less amounts due within one year	(40,548)	(40,742)
Long-term debt, net of current portion	$53,773	$51,494

The fair value of long-term debt approximates its carrying value as of March 31, 2023 and December 31, 2022.

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

The term loan outstanding under the Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Credit Agreement, at Base Rate (as defined in the Credit Agreement) or Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) for each such interest rate set forth in the Credit Agreement. As of March 31, 2023, the interest rate on the original advance under the Credit Agreement was 17.5%.

In May 2021, the Loan Parties entered into an Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the Credit Agreement was increased by $16,000 to a total of $56,000 (the “Additional Loan”). The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. As of March 31, 2023, the interest rate on the Second Amendment under the Credit Agreement was 17.2%.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of March 31, 2023 and December 31, 2022, the 2022 Warrant was exercisable for an aggregate of 1,481,781 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

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

In January 2023, the Company, certain other subsidiary guarantors of the Company, CO Finance LVS VI LLC and OC III LFE II LP (collectively, the “Loan Parties”) entered into Amendment No. 6 to Credit Agreement (the “Sixth Amendment”), with respect to the Credit Agreement. The Sixth Amendment amends the Credit Agreement to extend the date for the Company to draw on the Delayed Draw Loan of $15,000 from January 31, 2023 to March 3, 2023.

In February 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”), with respect to the Credit Agreement. The Seventh Amendment amends the Credit Agreement to extend the date for the Company to draw on the Delayed Draw Loan of $15,000 from March 3, 2023 to April 3, 2023 (“Delayed Draw Extension Deadline”).

In March 2023, prior to the Delayed Draw Extension Deadline, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company will issue approximately 85,000 shares of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Preferred Stock”) at an initial stated value of $1,000 per share. The total purchase price and aggregate number of shares will depend on the total debt outstanding under the Term Loan Credit Agreement as of the closing date. Upon closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Purchaser will receive a detached warrant to purchase up to an estimated 3% shares of Common Stock of the Company outstanding as of the Closing, for an exercise price equal to the average price of the Company’s Common Stock thirty (30) days prior to the date of announcement of the contemplated transaction.

The Company expects to use the proceeds from the issuance of the Preferred Stock to repay in-full, in-cash all of the principal amount of the outstanding Term Loan Credit Agreement, together with all accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement. Any excess proceeds will be used for general corporate purposes.

In March 2023, contemporaneous with the execution of the Purchase Agreement and the First Amendment to Amended and Restated Reimbursement Agreement (as defined below), the Loan Parties, the Purchaser, and the designated disbursing and collateral agent (the “Agent”) entered into Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), with respect to the Credit Agreement. The Eighth Amendment amends the Credit Agreement to provide the Company the option to pay all interest during the period between signing of the Purchase Agreement and the Closing (the “Pre-Closing Period”) in kind.

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

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through March 31, 2023, the Company has paid the Maximum Equity.

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

Amendment to Reimbursement Agreement

In March 2023, the Company, the Purchaser, the Agent, and the designated calculation agent entered into Amendment No. 1 to Amended and Restated Reimbursement Agreement (“First Amendment to Amended and Restated Reimbursement Agreement”), pursuant to which the parties have agreed the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date the Pre-Closing Period terminates.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of March 31, 2023 and December 31, 2022, the 2020 Warrant was exercisable for an aggregate of 6,816,190 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of March 31, 2023 and December 31, 2022, the 2021 Warrant was exercisable for an aggregate of 1,481,781 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, and 2022 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of March 31, 2023.

Warrant liability as of December 31, 2022	$31,028
Change in fair value	(613)
Warrant liability as of March 31, 2023	$30,415

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

Siena Loan and Security Agreement

In October 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000 (the “Maximum Revolving Facility Amount”) consisting of revolving loans (the “Revolving Loans”), subject to certain borrowing base requirements set forth in the Siena Loan Agreement.

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

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of March 31, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 9.50% and under the First Amendment to Amended and Restated Loan and Security Agreement was 10.00%.

As of March 31, 2023, the Company had $33,839 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $215. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

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

As of March 31, 2023 and December 31, 2022, FreightCar Leasing Borrower had $6,709 and $6,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $4,077 and $4,116, respectively. As of March 31, 2023, the interest rate on outstanding debt under the M&T Credit Agreement was 9.00%.

Note 9 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2023
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$41	$-	$41

	Pre-Tax	Tax	After-Tax
Three months ended March 31, 2022
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$84	$-	$84

The components of accumulated other comprehensive income (loss) consist of the following:

	March 31,	December 31,
	2023	2022
Unrecognized pension income (cost), net of tax of $6,282 and $6,282, respectively	$1,063	$1,022

Note 10 – Stock-Based Compensation

Total stock-based compensation was $(91) and $4,244 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $1,775 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 26 months. As of March 31, 2023, there was $1,875 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 27 months.

2020 and 2021 Grants of Stock Appreciation Rights

During 2020 and 2021, the Company granted 1,164,464 and 1,735,500 cash settled stock appreciation rights, respectively, to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. Cash settled stock appreciation rights are classified as liabilities. The 2020 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights was contingent upon the achievement of a thirty-day trailing average fair market value of a share of Common Stock of 133.3% ($3.17) or more of the exercise price per share ($2.38). When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. During the first quarter of 2021, the market condition for the 2021 cash settled stock appreciation rights was met. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. The Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. Fair value of vested cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

The estimated fair value of the cash settled stock appreciation rights was $2,425 as of March 31, 2023 and $6,163 as of March 31, 2022. Stock-based compensation for cash settled stock appreciation rights was $(595) and $3,759 for the three months ended March 31, 2023 and 2022, respectively.

The fair value of unvested cash settled stock appreciation rights as of March 31, 2023 was estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	3.4 years	94.77%	0.00%	3.84%	$2.34
2020	9/14/2020	4.0 years	90.33%	0.00%	3.76%	$2.27
2020	11/30/2020	4.2 years	88.34%	0.00%	3.73%	$2.16
2021	1/5/2021	4.3 years	87.87%	0.00%	3.71%	$2.22

Note 11 – Employee Benefit Plans

The Company has a qualified, defined benefit pension plan (the “Plan”) that was established to provide benefits to certain employees. The Plan is frozen and participants are no longer accruing benefits. Generally, contributions to the Plan were not less than the minimum amounts required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and not more than the maximum amount that can be deducted for federal income tax purposes. The Plan assets are held by an independent trustee and consist primarily of equity and fixed income securities.

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2023	2022
Interest cost	$151	$276
Expected return on plan assets	(81)	(617)
Amortization of unrecognized net income (loss)	41	84
	$111	$(257)

The Company made no contributions to the Company’s defined benefit pension plan for the three months ended March 31, 2023 and 2022. The Company expects to make no contributions to its pension plan in 2023.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed.

Note 12 – Earnings Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended March 31,
	2023	2022

Weighted average common shares outstanding	16,792,292	15,678,143
Issuance of Warrants	9,753,171	7,540,504
Weighted average common shares outstanding - basic	26,545,463	23,218,647
Weighted average common shares outstanding - diluted	26,545,463	23,218,647

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2023 and 2022, 2,086,898 and 1,694,483 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 13 – Restructuring and Impairment Charges

In connection with the planned closure of the manufacturing facility in Cherokee, Alabama (the “Shoals Facility”) in 2021, the Company reached an agreement with the Shoals Facility owner and landlord to (i) shorten the Shoals lease term by amending the expiration date to the end of February 2021 and (ii) waive the base rent payable under the original lease for the months of October 2020 through February 2021. Property, plant and equipment with an estimated fair value of $10,148 was sold or transferred to the Shoals landlord during 2021 as consideration for the landlord’s entry into the lease amendment and the aforementioned rent waiver.

There were no restructuring and impairment charges during the three months ended March 31, 2023 and 2022. There were no remaining restructuring and impairment costs accrued for during the three months ended March 31, 2023. Restructuring related employee severance and retention costs of $73 were accrued for at March 31, 2022, with employee severance and retention cash payments made of $90 during the three months ended March 31, 2022.

Note 14 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesus Gil, VP Operations and director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 11.0% of the outstanding shares of Common Stock as of March 31, 2023. Fasemex provides steel fabrication services to the Company. The lessors of the Company’s leased facility in Castaños have been Jesus Gil, Alejandro Gil, and Salvador Gil. The Company paid $4,088 and $12,209 during the three months ended March 31, 2023 and 2022, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil. The Company paid $950 and $508 during the three months ended March 31, 2023 and 2022, respectively, to DI related to material and safety supplies. Maquinaria y Equipo de Transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, another sibling of Jesus Gil. The Company paid $598 and $599 during the three months ended March 31, 2023 and 2022, respectively, to METJ related to trucking services.

Related party asset on the condensed consolidated balance sheet of $1,815 as of March 31, 2023 includes prepaid inventory of $768 and other receivables of $1,047 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $1,430 as of March 31, 2023 includes $609 payable to Fasemex, $377 payable to DI and $444 payable to METJ. Related party asset on the condensed consolidated balance sheet of $3,261 as of December 31, 2022 includes prepaid inventory of $2,014 and other receivables of $1,247 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $3,393 as of December 31, 2022 includes $2,475 payable to Fasemex, $572 payable to DI and $346 payable to METJ.

The Warrantholder beneficially owns approximately 41.2% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 6 filed with the SEC on March 29, 2023). The Company paid $3,273 to the Warrantholder during the three months ended March 31, 2023 for term loan interest, of which $1,615 was paid in cash and $1,658 was payment in kind. Additionally, the Company paid $535 in equity fees and $587 in cash fees during the three months ended March 31, 2023 to the Warrantholder related to the standby letter of credit described in Note 8 – Debt Financing and Revolving Credit Facilities.

Note 15 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was (2.25)% and (0.99)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the first quarter of 2023 varies from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions and permanent differences, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S. The effective tax rate for the first quarter of 2022 was lower than the 21% U.S. statutory tax rate primarily due to earnings from international jurisdictions and permanent differences and discrete events, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S.

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

Total new orders received for railcars for the three months ended March 31, 2023 were 1,960 units, consisting of 1,770 new railcars and 190 rebuilt railcars, compared to orders for 855 units, consisting of 657 new railcars and 198 rebuilt railcars for the three months ended March 31, 2022. Total backlog of unfilled orders was 3,667 units at March 31, 2023, compared to 2,445 railcars as of December 31, 2022. The estimated sales value of the backlog was $413 million and $288 million, respectively, as of March 31, 2023 and December 31, 2022. The increase in the number of orders for new railcars for the three months ended March 31, 2023 compared to the prior year period is a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Revenues

Our consolidated revenues for the three months ended March 31, 2023 were $81.0 million compared to $93.2 million for the three months ended March 31, 2022. Manufacturing segment revenues for the three months ended March 31, 2023 were $77.6 million compared to $90.1 million for the corresponding prior year period. The $12.5 million decrease in Manufacturing segment revenues was driven by a decrease in the volume of railcar units delivered, as well as a lower average selling price per railcar. Railcar deliveries in the three months ended March 31, 2023 totaled 738 units, consisting of 639 new railcars and 99 rebuilt railcars, compared to 783 units in the same period of 2022, consisting of 437 new railcars and 346 rebuilt railcars. Corporate and Other revenues were $3.4 million for the three months ended March 31, 2023 compared to $3.1 million for the three months ended March 31, 2022.

Gross Profit

Our consolidated gross profit was $7.5 million for the three months ended March 31, 2023 compared to $10.1 million for the three months ended March 31, 2022. Manufacturing segment gross profit was $6.4 million for the three months ended March 31, 2023 compared to $9.3 million for the three months ended March 31, 2022. The $2.6 million decrease in consolidated gross profit and $2.9 million decrease in Manufacturing segment gross profit reflect an unfavorable volume variance and lower average selling price per railcar.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2023 were $6.4 million compared to $10.7 million for the three months ended March 31, 2022. The $4.3 million decrease in consolidated selling, general and administrative expenses for the three months ended March 31, 2023 was primarily due to a $4.3 million decrease in stock-based compensation expenses. Manufacturing segment selling, general and administrative expenses were $0.8 million for each of the three months ended March 31, 2023 and the three months ended March 31, 2022. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2023 were 1.0% of revenue, compared to 0.9% of revenue for the three months ended March 31, 2022. Corporate and Other selling, general and administrative expenses were $5.6 million for the three months ended March 31, 2023 compared to $9.9 million for the three months ended March 31, 2022. The $4.3 million decrease in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned decrease in stock-based compensation expenses in the current year.

Operating Income (Loss)

Our consolidated operating income for the three months ended March 31, 2023 was $1.1 million compared to a $0.7 million operating loss for the three months ended March 31, 2022 driven primarily by the previously mentioned decrease in selling, general and administrative expenses. Operating income for the Manufacturing segment was $5.6 million for the three months ended March 31, 2023 compared to an operating income of $8.5 million for the three months ended March 31, 2022, reflecting the decrease in railcars delivered and average selling price of railcars during the three months ended March 31, 2023 compared to the 2022 period. Corporate and Other operating loss was $4.5 million for the three months ended March 31, 2023 compared to $9.2 million for the three months ended March 31, 2022. The $4.7 million decrease in operating loss is primarily a result of the previously mentioned decrease in stock-based compensation expenses.

Income Taxes

Our income tax provision was $0.1 million for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022.

Net Loss

As a result of the changes and results discussed above, net loss was $5.0 million for the three months ended March 31, 2023 compared to $25.8 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, basic and diluted net loss per share was $0.19 compared to $1.11 for the three months ended March 31, 2022.

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

The term loan outstanding under the Credit Agreement bears interest, at Borrower’s option and subject to the provisions of the Credit Agreement, at Base Rate (as defined in the Credit Agreement) or Eurodollar Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) for each such interest rate set forth in the Credit Agreement. As of March 31, 2023, the interest rate on the original advance under the Credit Agreement was 17.5%.

In May 2021, the Loan Parties entered into an Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with Lender and the Agent, pursuant to which the principal amount of the Credit Agreement was increased by $16,000 to a total of $56,000 (the “Additional Loan”). The Additional Loan closed and was funded on May 17, 2021. The Company incurred $480 in deferred financing costs related to the Second Amendment which are presented as a reduction of the long-term debt balance and amortized on a straight-line basis to interest expense over the term of the Second Amendment. As of March 31, 2023, the interest rate on the Second Amendment under the Credit Agreement was 17.2%.

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of March 31, 2023 and December 31, 2022, the 2022 Warrant was exercisable for an aggregate of 1,481,781 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

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

In January 2023, the Company, certain other subsidiary guarantors of the Company, CO Finance LVS VI LLC and OC III LFE II LP (collectively, the “Loan Parties”) entered into Amendment No. 6 to Credit Agreement (the “Sixth Amendment”), with respect to the Credit Agreement. The Sixth Amendment amends the Credit Agreement to extend the date for the Company to draw on the Delayed Draw Loan of $15,000 from January 31, 2023 to March 3, 2023.

In February 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”), with respect to the Credit Agreement. The Seventh Amendment amends the Credit Agreement to extend the date for the Company to draw on the Delayed Draw Loan of $15,000 from March 3, 2023 to April 3, 2023 (“Delayed Draw Extension Deadline”).

In March 2023, prior to the Delayed Draw Extension Deadline, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company will issue approximately 85,000 shares of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Preferred Stock”) at an initial stated value of $1,000 per share. The total purchase price and aggregate number of shares will depend on the total debt outstanding under the Term Loan Credit Agreement as of the closing date. Upon closing of the transactions contemplated by the Purchase Agreement (the “Closing”), the Purchaser will receive a detached warrant to purchase up to an estimated 3% shares of Common Stock of the Company outstanding as of the Closing, for an exercise price equal to the average price of the Company’s Common Stock thirty (30) days prior to the date of announcement of the contemplated transaction.

The Company expects to use the proceeds from the issuance of the Preferred Stock to repay in-full, in-cash all of the principal amount of the outstanding Term Loan Credit Agreement, together with all accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement. Any excess proceeds will be used for general corporate purposes.

In March 2023, contemporaneous with the execution of the Purchase Agreement and the First Amendment to Amended and Restated Reimbursement Agreement (as defined below), the Loan Parties, the Purchaser, and the designated disbursing and collateral agent (the “Agent”) entered into Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), with respect to the Credit Agreement. The Eighth Amendment amends the Credit Agreement to provide the Company the option to pay all interest during the period between signing of the Purchase Agreement and the Closing (the “Pre-Closing Period”) in kind.

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

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). Through March 31, 2023, the Company has paid the Maximum Equity.

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

Amendment to Reimbursement Agreement

In March 2023, the Company, the Purchaser, the Agent, and the designated calculation agent entered into Amendment No. 1 to Amended and Restated Reimbursement Agreement (“First Amendment to Amended and Restated Reimbursement Agreement”), pursuant to which the parties have agreed the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date the Pre-Closing Period terminates.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of March 31, 2023 and December 31, 2022, the 2020 Warrant was exercisable for an aggregate of 6,816,190 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of March 31, 2023 and December 31, 2022, the 2021 Warrant was exercisable for an aggregate of 1,481,781 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, and 2022 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of March 31, 2023.

Warrant liability as of December 31, 2022	$31,028
Change in fair value	(613)
Warrant liability as of March 31, 2023	$30,415

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

Siena Loan and Security Agreement

In October 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000 (the “Maximum Revolving Facility Amount”) consisting of revolving loans (the “Revolving Loans”), subject to certain borrowing base requirements set forth in the Siena Loan Agreement.

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

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of March 31, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 9.50% and under the First Amendment to Amended and Restated Loan and Security Agreement was 10.00%.

As of March 31, 2023, the Company had $33,839 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $215. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

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

As of March 31, 2023 and December 31, 2022, FreightCar Leasing Borrower had $6,709 and $6,917, respectively, in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $4,077 and $4,116, respectively. As of March 31, 2023, the interest rate on outstanding debt under the M&T Credit Agreement was 9.00%.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $4.8 million and $4.1 million as of March 31, 2023 and December 31, 2022, respectively. Restricted deposits of $0.3 million as of each of March 31, 2023 and December 31, 2022 relate to a customer deposit for the purchase of railcars. Restricted deposits of $3.6 million as of each of March 31, 2023 and December 31, 2022 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of March 31, 2023 are a requirement as long as the performance guarantees are in place. Restricted deposits of $0.9 million as of March 31, 2023 and $0.2 million as of December 31, 2022 relate to an employee savings fund paid biannually in Mexico.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(7,704)	$7,645
Investing activities	(1,960)	(960)
Financing activities	(449)	8,086
Total	$(10,113)	$14,771

Operating Activities. Our net cash (used in) provided by operating activities reflects net loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of bi-weekly payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash used in operating activities for the three months ended March 31, 2023 was $7.7 million compared to net cash provided by operating activities of $7.6 million for the three months ended March 31, 2022. Our net cash used in operating activities for the three months ended March 31, 2023 reflects changes in working capital, including increases in inventory of $19.7 million offset by decreases in VAT receivable of $3.0 million and increases in accounts payable of $9.7 million. Increases in accounts payable and inventory relate to inventory to be used in production of railcars to be delivered during 2023. VAT receivable decreased as a result of recovering VAT refunds during the three months ended March 31, 2023. Our net cash provided by operating activities for the three months ended March 31, 2022 reflects changes in working capital, including increases in customer deposits of $18.7 million which were partially offset by increases in accounts receivable of $12.5 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2023 was $2.0 million and consisted of capital expenditures related to the expansion of the Castaños Facility. Net cash used in investing activities for the three months ended March 31, 2022 was $1.0 million and consisted of capital expenditures related to the construction in progress for the Castaños Facility operations.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2023 was $0.4 million which included net borrowings on revolving line of credit of $0.2 million, principal payments on the finance lease of $0.1 million and employee stock settlements of $0.1 million. Net cash provided by financing activities for the three months ended March 31, 2022 was $8.1 million which primarily consisted of net borrowings on our revolving line of credit.

Capital Expenditures

Our capital expenditures were $2.0 million in the three months ended March 31, 2023, compared to $1.0 million in the three months ended March 31, 2022. We anticipate capital expenditures during 2023 to be in the range of $11.0 million to $12.0 million, primarily related to the expansion of the Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2023. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in certain pending and threatened legal proceedings in the normal course of business. In the opinion of management, the Company is not aware of any such proceedings that are expected to be material to the Company’s consolidated financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1

Amendment No. 6 to the Term Loan Credit Agreement dated as of January 30, 2023 (incorporated by reference to Exhibit 10.22.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 27, 2023).

10.2

Amendment No. 7 to the Term Loan Credit Agreement dated as of February 27, 2023 (incorporated by reference to Exhibit 10.22.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on March 27, 2023).

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

FREIGHTCAR AMERICA, INC.

Date: May 9, 2023	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2023	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)