Form 10-Q
period 2023-06-30
FreightCar America, Inc.
filed 2023-08-07
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 2, 2023, there were 17,902,660 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$11,999	$37,912
Accounts receivable, net of allowance for doubtful accounts of $179 and $126 respectively	21,493	9,571
VAT receivable	1,421	4,682
Inventories, net	88,769	64,317
Assets held for sale	—	3,675
Related party asset	1,308	3,261
Prepaid expenses	15,650	5,470
Total current assets	140,640	128,888
Property, plant and equipment, net	26,624	23,248
Railcars available for lease, net	7,070	11,324
Right of use asset operating lease	1,221	1,596
Right of use asset finance lease	32,160	33,093
Other long-term assets	529	1,589
Total assets	$208,244	$199,738
Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$41,778	$48,449
Related party accounts payable	1,213	3,393
Accrued payroll and other employee costs	3,641	4,081
Accrued warranty	1,632	1,940
Customer deposits	19,644	—
Current portion of long-term debt	22,293	40,742
Other current liabilities	6,684	7,380
Total current liabilities	96,885	105,985
Long-term debt, net of current portion	—	51,494
Warrant liability	40,714	31,028
Accrued pension costs	1,176	1,040
Lease liability operating lease, long-term	1,694	1,780
Lease liability finance lease, long-term	32,913	33,245
Other long-term liabilities	563	3,750
Total liabilities	173,945	228,322
Commitments and contingencies
Mezzanine equity
Series C Preferred stock, $0.01 par value, 85,412 shares authorized, 85,412 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Liquidation value $87,023,723 and $0 at June 30, 2023 and December 31, 2022, respectively.	83,253	—
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,899,191 and 17,223,306 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	210	203
Additional paid-in capital	92,633	89,104
Accumulated other comprehensive income	1,099	1,022
Accumulated deficit	(142,896)	(118,913)
Total stockholders' deficit	(48,954)	(28,584)
Total liabilities, mezzanine equity and stockholders’ deficit	$208,244	$199,738

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$88,596	$56,786	$169,595	$150,022
Cost of sales	75,641	50,197	149,155	133,375
Gross profit	12,955	6,589	20,440	16,647
Selling, general and administrative expenses	5,851	4,053	12,239	14,766
Gain on sale of railcars available for lease	622	—	622	—
Operating income	7,726	2,536	8,823	1,881
Interest expense	(4,351)	(5,757)	(10,951)	(11,462)
(Loss) gain on change in fair market value of Warrant liability	(6,755)	18,746	(6,142)	(1,984)
Loss on extinguishment of debt	(14,880)	—	(14,880)	—
Other (expense) income	(69)	661	(105)	2,157
(Loss) income before income taxes	(18,329)	16,186	(23,255)	(9,408)
Income tax provision	560	1,647	671	1,900
Net (loss) income	$(18,889)	$14,539	$(23,926)	$(11,308)
Net (loss) income per common share – basic	$(0.73)	$0.58	$(0.93)	$(0.47)
Net (loss) income per common share – diluted	$(0.73)	$0.58	$(0.93)	$(0.47)
Weighted average common shares outstanding – basic	28,113,825	24,499,784	27,552,297	23,994,327
Weighted average common shares outstanding – diluted	28,113,825	24,499,784	27,552,297	23,994,327

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net (loss) income	$(18,889)	$14,539	$(23,926)	$(11,308)
Other comprehensive income, net of tax:
Pension and postretirement liability adjustments, net of tax	36	83	77	167
Comprehensive (loss) income	$(18,853)	$14,622	$(23,849)	$(11,141)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, March 31, 2022	-	$-	16,525,266	$196	$85,127	$(5,438)	$(105,913)	$(26,028)
Net income	-	-	-	-	-	-	14,539	14,539
Other comprehensive income	-	-	-	-	-	83	-	83
Restricted stock awards	-	-	60,543	1	(1)	-	-	-
Forfeiture of restricted stock awards	-	-	(70,894)	(1)	(6)	-	-	(7)
Stock-based compensation recognized	-	-	-	-	262	-	-	262
Equity Fees	-	-	185,935	2	998	-	-	1,000
Balance, June 30, 2022	-	$-	16,700,850	$198	$86,380	$(5,355)	$(91,374)	$(10,151)

Balance, March 31, 2023	-	$-	17,702,459	$208	$90,165	$1,063	$(123,950)	$(32,514)
Net loss	-	-	-	-	-	-	(18,889)	(18,889)
Issuance of Series C preferred shares, net of issuance costs	85,412	83,253	-	-	-	-	(57)	(57)
Other comprehensive income	-	-	-	-	-	36	-	36
Restricted stock awards	-	-	143,910	1	(1)	-	-	-
Exercise of stock appreciation rights	-	-	738	-	-	-	-	-
Stock appreciation rights classification modification	-	-	-	-	1,738			1,738
Stock-based compensation recognized	-	-	-	-	582	-	-	582
Equity fees	-	-	52,084	1	149	-	-	150
Balance, June 30, 2023	85,412	$83,253	17,899,191	$210	$92,633	$1,099	$(142,896)	$(48,954)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
							Accumulated
	Mezzanine Equity					Additional	Other		Total
	Series C Preferred Stock		Common Stock			Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount		Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2021	-	$-	15,947,228	$190		$83,742	$(5,522)	$(80,066)	$(1,656)
Net loss	-	-	-	-		-	-	(11,308)	(11,308)
Other comprehensive income	-	-	-	-		-	167	-	167
Restricted stock awards	-	-	357,400	4		(4)	-	-	-
Employee stock settlement	-	-	(3,438)	-		(13)	-	-	(13)
Forfeiture of restricted stock awards	-	-	(71,394)	(1)		(6)	-	-	(7)
Stock-based compensation recognized	-	-	-	-		666	-	-	666
Equity Fees	-	-	471,054	5		1,995	-	-	2,000
Balance, June 30, 2022	-	$-	16,700,850	$198		$86,380	$(5,355)	$(91,374)	$(10,151)

Balance, December 31, 2022	-	$-	17,223,306	$203		$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-	-	-		-	-	(23,926)	(23,926)
Other comprehensive income	-	-	-	-		-	77	-	77
Issuance of Series C preferred shares, net of issuance costs	85,412	83,253	-	-		-	-	(57)	(57)
Restricted stock awards	-	-	453,258	4	-	(4)	-	-	-
Employee stock settlement	-	-	(31,888)	-		(106)	-	-	(106)
Exercise of stock appreciation rights	-	-	738	-		-	-	-	-
Stock appreciation rights classification modification	-	-	-	-		1,738	-	-	1,738
Vesting of restricted stock units	-	-	42,815	-		145	-	-	145
Stock-based compensation recognized	-	-	-	-		1,074	-	-	1,074
Equity Fees	-	-	210,962	3		682	-	-	685
Balance, June 30, 2023	85,412	$83,253	17,899,191	$210		$92,633	$1,099	$(142,896)	$(48,954)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(23,926)	$(11,308)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,105	2,060
Non-cash lease expense on right-of-use assets	1,307	636
Recognition of deferred income from state and local incentives	—	(2,507)
Loss on change in fair market value for Warrant liability	6,142	1,984
Stock-based compensation recognized	(191)	1,490
Non-cash interest expense	7,593	7,472
Loss on extinguishment of debt	14,880	—
Other non-cash items, net	(472)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,922)	(13,917)
VAT receivable	2,963	16,940
Inventories	(25,110)	(16,926)
Accounts and contractual payables	(6,050)	3,525
Lease liability	(1,991)	(954)
Customer deposits	19,644	15,406
Other assets and liabilities	(10,548)	(6,297)
Net cash flows used in operating activities	(25,576)	(2,396)
Cash flows from investing activities
Purchase of property, plant and equipment	(4,954)	(2,808)
Proceeds from sale of property, plant and equipment and railcars available for lease, net of selling costs	8,356	—
Net cash flows provided by (used in) investing activities	3,402	(2,808)
Cash flows from financing activities
Proceeds from issuance of preferred shares, net of issuance costs	13,339	—
Borrowings on revolving line of credit	89,223	49,282
Repayments on revolving line of credit	(105,882)	(48,770)
Employee stock settlement	(106)	(13)
Payment for stock appreciation rights exercised	(6)	(4)
Financing lease payments	(307)	—
Net cash flows (used in) provided by financing activities	(3,739)	495
Net decrease in cash and cash equivalents	(25,913)	(4,709)
Cash, cash equivalents and restricted cash equivalents at beginning of period	37,912	26,240
Cash, cash equivalents and restricted cash equivalents at end of period	$11,999	$21,531
Supplemental cash flow information
Interest paid	$3,319	$3,990
Income taxes paid	$1,516	$839
Non-cash transactions
Change in unpaid construction in process	$332	$(8)
Accrued PIK interest paid through issuance of PIK Note	$3,161	$722
Issuance of preferred shares in exchange of term loan	$72,607	$—
Issuance of warrants	$3,010	$8,560
Issuance of equity fee	$685	$2,000

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar” or the “Company”), operating primarily in North America through its direct and indirect subsidiaries, is a leading designer, producer and supplier of railroad freight cars including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, as well as railcar parts and components. The Company also specializes in railcar repairs, complete railcar rebody services and railcar conversions that repurpose idled rail assets back into revenue service. The Company is headquartered in Chicago, Illinois, with facilities in Johnstown, Pennsylvania; Shanghai, People’s Republic of China; and Castaños, Coahuila, Mexico (the “Castaños Facility”).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2022 year-end balance sheet data was derived from the audited financial statements as of December 31, 2022. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Railcar sales	$85,349	$52,764	$162,345	$142,072
Parts sales	2,873	3,193	6,273	6,304
Revenues from contracts with customers	88,222	55,957	168,618	148,376
Leasing revenues	374	829	977	1,646
Total revenues	$88,596	$56,786	$169,595	$150,022

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of June 30, 2023 and December 31, 2022. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits are included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet and were $22,048 and $219 as of June 30, 2023 and December 31, 2022, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of June 30, 2023 with expected duration of greater than one year of $14,850.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Manufacturing	$85,724	$53,606	$163,323	$143,731
Corporate and Other	2,872	3,180	6,272	6,291
Consolidated revenues	$88,596	$56,786	$169,595	$150,022

Operating income:
Manufacturing	$11,769	$4,900	$17,397	$13,416
Corporate and Other	(4,043)	(2,364)	(8,574)	(11,535)
Consolidated operating income	7,726	2,536	8,823	1,881
Consolidated interest expense	(4,351)	(5,757)	(10,951)	(11,462)
Gain (loss) on change in fair market value of Warrant liability	(6,755)	18,746	(6,142)	(1,984)
Loss on extinguishment of debt	(14,880)	-	(14,880)	-
Consolidated other (expense) income	(69)	661	(105)	2,157
Consolidated loss (income) before income taxes	$(18,329)	$16,186	$(23,255)	$(9,408)

Depreciation and amortization:
Manufacturing	$891	$869	$1,823	$1,736
Corporate and Other	142	167	282	324
Consolidated depreciation and amortization	$1,033	$1,036	$2,105	$2,060

Capital expenditures:
Manufacturing	$2,947	$1,482	$4,826	$2,442
Corporate and Other	47	366	128	366
Consolidated capital expenditures	$2,994	$1,848	$4,954	$2,808

	June 30,	December 31,
	2023	2022
Assets:
Manufacturing	$184,389	$149,014
Corporate and Other	23,772	50,631
Total operating assets	208,161	199,645
Consolidated income taxes receivable	83	93
Consolidated assets	$208,244	$199,738

Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
United States	$88,596	$56,772	$169,595	$150,008	$10,240	$15,018
Mexico	-	14	-	14	56,835	54,243
Total	$88,596	$56,786	$169,595	$150,022	$67,075	$69,261

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

Recurring Fair Value Measurements	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$40,714	$-	$40,714

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$31,028	$-	$31,028

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$4,116	$-	$4,116
Assets held for sale	$-	$3,675	$-	$3,675

The fair value of the Company’s Warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices of $0.01 per share and $3.57 per share, and number of shares for which warrants are exercisable at June 30, 2023 and December 31, 2022, is a Level 2 measurement.

The fair value of the Company's fleet of small cube covered hopper railcars determined using a market approach, using the known selling prices for a portion of the cars, and a weighted average selling price for the remaining cars in the asset group at December 31, 2022, is a Level 2 measurement. The portion of these assets intended to be sold were classified as assets held for sale and were no longer depreciated. These assets were sold during the three months ended June 30, 2023.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2023	2022
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	103
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Restricted cash equivalents - other	266	151
Total restricted cash and restricted cash equivalents	$4,193	$4,078

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$75,371	$46,421
Work in process	4,209	4,527
Finished railcars	4,517	8,783
Parts inventory	4,672	4,586
Total inventories, net	$88,769	$64,317

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $1,995 and $1,672 relating to excess or slow-moving inventory for parts and work in process at June 30, 2023 and December 31, 2022, respectively.

Note 8 – Debt Financing and Revolving Credit Facilities

Long-term debt consists of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
M&T Credit Agreement outstanding	$-	$6,917
Siena Loan Agreement outstanding	22,293	33,825
Credit Agreement outstanding	-	58,745
Total debt	22,293	99,487
Less Credit Agreement discount	-	(5,262)
Less Credit Agreement deferred financing costs	-	(1,989)
Total debt, net of discount and deferred financing costs	22,293	92,236
Less amounts due within one year	(22,293)	(40,742)
Long-term debt, net of current portion	$-	$51,494

The fair value of the remaining debt approximates its carrying value as of June 30, 2023 and December 31, 2022.

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

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of June 30, 2023 and December 31, 2022, the 2022 Warrant was exercisable for an aggregate of 1,893,744 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

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

In February 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”), with respect to the Credit Agreement. The Seventh Amendment amends the Credit Agreement to extend the date for the Company to draw on the Delayed Draw Loan of $15,000 from March 3, 2023 to April 3, 2023 (“Delayed Draw Extension Deadline”). The Delayed Draw Loan expired as the Company did not draw on the Delayed Draw Loan by April 3, 2023.

In March 2023 prior to the Delayed Draw Extension Deadline, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company issued 85,412 shares upon Closing of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Series C Preferred Stock”) at an initial stated value of $1,000 per share. Upon closing of the transactions contemplated by the Purchase Agreement on May 22, 2023 (the “Closing”), the Purchaser received a detached warrant to purchase 1,636,313 shares of Common Stock of the Company, for an exercise price equal to $3.57 (the “2023 Warrant”). See Note 9 - Mezzanine Equity and 2023 Warrant.

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

Upon Closing, the Company settled $60,178 in-full all of the principal amount of the outstanding Term Loan Credit Agreement, together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement through the issuance of the Series C Preferred Stock, resulting in a loss on extinguishment of $17,772. Any excess proceeds are to be used for general corporate purposes.

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

The Company shall make certain other payments as set forth below, so long as the Third Amendment Letter of Credit remains outstanding:

Letter of Credit Fee

The Company shall pay to Agent, for the account of Lender, an annual fee of $500, which shall be due and payable quarterly beginning on August 2, 2021, and every three months thereafter. In connection with the Closing, the Purchaser has agreed to extend the maturity date of the Third Amendment Letter of Credit for two (2) years and eliminate the Letter of Credit Fee paid by the Company.

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

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). By March 2023, the Company had paid the Maximum Equity.

Cash Fee

The Company shall pay to the Agent, for the account of the Lender or a designee thereof a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter. In connection with the Closing, the Purchaser has agreed to reduce the Cash Fee paid by the Company to $375 per quarter.

Amendment to Reimbursement Agreement

In March 2023, the Company, the Purchaser, the Agent, and the designated calculation agent entered into Amendment No. 1 to Amended and Restated Reimbursement Agreement (“First Amendment to Amended and Restated Reimbursement Agreement”), pursuant to which the parties have agreed the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date the Pre-Closing Period terminates. Upon Closing, the Company paid $280 in accordance with the First Amendment to Amended and Restated Reimbursement Agreement.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of June 30, 2023 and December 31, 2022, the 2020 Warrant was exercisable for an aggregate of 8,711,224 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of June 30, 2023 and December 31, 2022, the 2021 Warrant was exercisable for an aggregate of 1,893,744 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

To the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of Common Stock equal to 3% of the outstanding Common Stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The Additional Warrant was never issued as the Delayed Draw Loan expired undrawn on April 3, 2023.

The 2020 Warrant, 2021 Warrant, 2022 Warrant, and 2023 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of June 30, 2023.

Warrant liability as of December 31, 2022	$31,028
Warrant issued	$3,544
Change in fair value	6,142
Warrant liability as of June 30, 2023	$40,714

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

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of June 30, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 11.25% and under the First Amendment to Amended and Restated Loan and Security Agreement was 9.75%.

As of June 30, 2023, the Company had $22,293 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $11,760. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

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

Pursuant to the Forbearance Agreement, the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by FreightCar Leasing Borrower to M&T pursuant to the M&T Security Agreement (the “Collateral”) and all the provisions of the M&T Security Agreement.

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

On June 30, 2023, FreightCar Leasing Borrower paid an aggregate of $4,480 under the M&T Credit Agreement and with respect to the Forbearance Agreement. The payment consisted of proceeds from the sale to a third party of certain railcars and related leases, in lieu of turning over such railcars to M&T as contemplated by the Forbearance Agreement. As part of the payment terms, it was a condition that certain lease payments be made by the current lessees of the railcars to M&T in accordance with the Forbearance Agreement, which payments were timely made. Accordingly, FreightCar Leasing Borrower’s obligations under the M&T Credit Agreement are deemed satisfied in full and the M&T Credit Agreement and all other Credit Documents (as defined in the M&T Credit Agreement), as well as the Forbearance Agreement, are terminated, resulting in a gain on extinguishment of $2,892.

As of December 31, 2022, FreightCar Leasing Borrower had $6,917 in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $4,116.

Note 9 – Mezzanine Equity and 2023 Warrant

On March 23, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”). On May 22, 2023, the transactions contemplated by the Purchase Agreement were consummated (the “Closing”), pursuant to which the Company issued 85,412 shares of Series C Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at an initial stated value of $1,000 per share, and the 2023 Warrant to purchase up to 1,636,313 shares of the Company’s outstanding Common Stock at an exercise price of $3.57. This transaction resulted in $2,506 of total issuance costs, of which $2,216 were allocated against the Series C Preferred Shares.

Preferred Stock

During the three and six months ended June 30, 2023, the Company settled its Term Loan Credit Agreement through the issuance of 85,412 of its authorized Series C Preferred Stock to the Purchaser pursuant to the Purchase Agreement at an initial stated and fair value of $85,412. The Series C Preferred Stock was initially stated at fair value net of $2,506 issuance costs. The Company determined the Series C Preferred Stock should be classified as Mezzanine Equity (temporary equity outside of permanent equity) since a deemed liquidation event following a change of control may require redemption of the Series C Preferred Stock that is not solely within the control of the Company.

Pursuant to the Purchase Agreement, a certificate of designation was filed with the Delaware Secretary of State in connection with the Closing (the “Certificate of Designation”) and contained rights, terms and provisions applicable to the Series C Preferred Stock. The Certificate of Designation provided, among other things, that the Series C Preferred Stock will rank senior to the Common Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up. Dividends will accrue on the Series C Preferred Stock at a rate of 17.5% per annum (the “Dividend Rate”) on the Stated Value and Accrued Dividends (each defined in the Certificate of Designation), whether or not declared, and shall be cumulative. The Series C Preferred Stock will not participate in any dividends paid to the holders of shares of Common Stock.

The Company may redeem the outstanding Series C Preferred Stock at any time by payment of the Stated Value plus all accrued dividends (the “Redemption Price”). If the Company has not redeemed the Series C Preferred Stock on or prior to the fourth anniversary of the Closing, the Dividend Rate will increase by 0.5% for every quarter thereafter until the Series C Preferred Stock is redeemed in full. The Purchaser has the right to request the Company redeem the Series C Preferred Stock at any time after the sixth anniversary of the Closing. If the Company does not redeem the Series C Preferred Stock within six months after receipt of a redemption request from the Purchaser, the holders of the Series C Preferred Stock will be entitled to certain limited voting rights as described in the Certificate of Designation.

The Series C Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, and as the Company has the ability to redeem the Series C Preferred Stock before the increasing Dividend Rate occurs, the discount on Series C Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the increasing Dividend Rate using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series C Preferred Stock by a corresponding amount. Accordingly, the discount is amortized over four years using the effective yield method.

2023 Warrant

At Closing, the Company issued a liability-classified warrant to purchase an aggregate of 1,636,313 shares of the Company’s Common Stock, exercisable for a term of ten years from the date of issuance with an exercise price of $3.57. The 2023 Warrant had a fair value of $3,544 upon issuance, calculated using the Black-Scholes option valuation model.

Note 10 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2023
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$36	$-	$36

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2022
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$83	$-	$83

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2023
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$77	$-	$77

	Pre-Tax	Tax	After-Tax
Six months ended June 30, 2022
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$167	$-	$167

The components of accumulated other comprehensive income consist of the following:

	June 30,	December 31,
	2023	2022
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$1,099	$1,022

Note 11 – Stock-Based Compensation

Total stock-based compensation was $(100) and $(2,754) for the three months ended June 30, 2023 and 2022, respectively and $(191) and $1,490 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $1,822 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 22 months. As of June 30, 2023, there was $1,664 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 25 months.

2020 and 2021 Grants of Stock Appreciation Rights

During 2020 and 2021, the Company granted 1,164,464 and 1,735,500 cash settled stock appreciation rights, respectively, to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. Cash settled stock appreciation rights are classified as liabilities. The 2020 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. Vesting of the 2021 cash settled stock appreciation rights was contingent upon the achievement of a thirty-day trailing average fair market value of a share of Common Stock of 133.3% ($3.17) or more of the exercise price per share of $2.38. When vesting of an award of stock-based compensation is dependent upon the attainment of a target stock price, the award is considered to be subject to a market condition. During the first quarter of 2021, the market condition for the 2021 cash settled stock appreciation rights was met. The 2021 cash settled stock appreciation rights vest ratably over three years and have a contractual life of 10 years. The Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Once vested the Company immediately recognizes compensation cost for any changes in fair value of cash settled stock appreciation rights until settlement. Fair value of vested cash settled stock appreciation rights represents the fair market value of one share of the Company’s stock on the measurement date less the exercise price per share. Compensation cost for cash settled stock appreciation rights is trued up each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered.

Effective May 11, 2023, the outstanding cash settled stock appreciation rights were amended to provide for such awards to be settled in shares of the Company’s Common Stock rather than in cash as they were initially structured, resulting in a modification of the classification of these awards from liability to equity. The estimated fair value of the cash settled stock appreciation rights immediately preceding the modification was $1,738, estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2020	1/24/2020	3.4 years	94.06%	0.00%	3.66%	$2.00
2020	11/30/2020	4.1 years	89.29%	0.00%	3.54%	$1.85
2021	1/5/2021	4.2 years	88.36%	0.00%	3.52%	$1.89

The estimated fair value of the cash settled stock appreciation rights was $3,212 as of June 30, 2022. Stock-based compensation for cash settled stock appreciation rights was $(636) and $(2,951) for the three months ended June 30, 2023 and 2022, respectively, and $(1,219) and $808 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $167 of unearned compensation related to the cash settled stock appreciation rights, which will be recognized over the remaining requisite service period of 6 months.

Inducement Options

On June 26, 2023 (the “Grant Date”), the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of The FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. The Inducement Options were issued at an exercise price of $2.73 and have a contractual life of 10 years. Vesting of the Inducement Options is contingent on the achievement of the later of (i) the first date the closing price of one share of the Company’s Common Stock is equal to or greater than 125% of the exercise price; and (ii) the vesting of one-third of the options per year for three consecutive years after, and on each anniversary of, the Grant Date.

The Company measured the fair value of the Inducement Options as of the Grant Date using a Monte Carlo Simulation Model considering the following assumptions: trading stock price as of the Grant Date of $2.74, risk-free rate of 3.65%, volatility rate of 69.81%, and a term of 10 years. As the likelihood of achieving the market condition is factored into the Monte Carlo model, the stock-based compensation for the Inducement Options will be recognized ratably over the three-year service period.

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2023	2022	2023	2022
Interest cost	$151	$276	$302	$552
Expected return on plan assets	(86)	(617)	(167)	(1,234)
Amortization of unrecognized net income (loss)	36	83	77	167
	$101	$(258)	$212	$(515)

The Company made no contributions to the Company’s defined benefit pension plan for the three and six months ended June 30, 2023 and 2022. The Company expects to make no further contributions to its pension plan.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed.

Note 13 – Foreign Currency Forward Contracts

The Company’s operations and expenditures in its normal course of business are subject to opportunities and risks related to foreign currency fluctuations. The Company utilizes foreign currency forward contracts to protect against downward currency exposure by hedging Mexican Peso denominated expenses against the risk of variability in foreign currency exchange rates between the Mexican Peso and the U.S. Dollar.

During the three and six months ended June 30, 2023, the Company entered for the first time into forward contracts to hedge the Company’s anticipated and probable Mexican Peso denominated expenses against the foreign currency rate exposure. The contracts have terms between one and 12 months and require the Company to exchange currencies at agreed-upon rates at each settlement date. The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company classifies these contracts as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The Company will assess the assumed effectiveness and fair value of the contracts at each reporting period. The Company records unrealized gains or losses related to changes in the fair value of the forward contracts in other comprehensive income as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income (loss) are reclassified to the consolidated statement of operations when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective. The amounts accumulated in other comprehensive income were minimal during the three and six months ended June 30, 2023. The Company has not recorded any realized gains or losses in earnings related to the forward contracts during the three and six months ended June 30, 2023. The Company did not enter into forward contracts in 2022.

Note 14 – Earnings Per Share

The net (loss) income available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income	(18,889)	14,539	(23,926)	(11,308)
Accretion of financing fees	(57)	-	(57)	-
Accrued dividends on Series C Preferred Stock	(1,612)	-	(1,612)	-
Net (loss) income available to common stockholders - basic	(20,558)	14,539	(25,595)	(11,308)
Net (loss) income available to common stockholders - diluted	(20,558)	14,539	(25,595)	(11,308)
Denominator:
Weighted average common shares outstanding	16,974,593	15,919,436	16,883,946	15,799,456
Issuance of Warrants	11,139,232	8,580,348	10,668,351	8,194,871
Weighted average common shares outstanding - basic	28,113,825	24,499,784	27,552,297	23,994,327
Weighted average common shares outstanding - diluted	28,113,825	24,499,784	27,552,297	23,994,327

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stock holders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to this warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2023 and 2022, 5,893,935 and 1,759,997 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2023 and 2022, 5,865,863 and 1,727,421 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were antidilutive.

Note 15 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesus Gil, VP Operations and a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 10.8% of the outstanding shares of Common Stock as of June 30, 2023 and provides steel fabrication services to the Company. The lessors of the Company’s leased facility in Castaños are Jesus Gil, Alejandro Gil, and Salvador Gil. The Company paid $2,506 and $6,594 during the three and six months ended June 30, 2023, respectively, and $4,447 and $16,656 during the three and six months ended June 30, 2022, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil. The Company paid $847 and $1,797 during the three and six months ended June 30, 2023, respectively, and $563 and $1,072 during the three and six months ended June 30, 2022, respectively, to DI related to material and safety supplies. Maquinaria y Equipo de Transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, another sibling of Jesus Gil. The Company paid $777 and $1,375 during the three and six months ended June 30, 2023, respectively, and $812 and $1,412 during the three and six months ended June 30, 2022, respectively, to METJ related to trucking services.

Related party asset on the condensed consolidated balance sheet of $1,308 as of June 30, 2023 includes prepaid inventory of $768 and other receivables of $540 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $1,213 as of June 30, 2023 includes $35 payable to Fasemex, $657 payable to DI and $521 payable to METJ. Related party asset on the condensed consolidated balance sheet of $3,261 as of December 31, 2022 includes prepaid inventory of $2,014 and other receivables of $1,247 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $3,393 as of December 31, 2022 includes $2,475 payable to Fasemex, $572 payable to DI and $346 payable to METJ.

The Warrantholder beneficially owns approximately 47.4% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 6 filed with the SEC on July 14, 2023). The Company paid $1,503 and $4,776 to the Warrantholder during the three and six months ended June 30, 2023, respectively, for term loan interest, of which $1,615 was paid in cash and $3,161 was payment in kind. Additionally, the Company did not pay equity or cash fees during the three months ended June 30, 2023 and paid $535 in equity fees and $866 in cash fees during the six months ended June 30, 2023 to the Warrantholder related to the standby letter of credit described in Note 8 – Debt Financing and Revolving Credit Facilities.

Note 16 – Income Taxes

The Company’s reported effective income tax rate was (3.1)% and 10.2% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the second quarter of 2023 varies from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions and permanent differences, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S. The effective tax rate for the second quarter of 2022 was lower than the 21% U.S. statutory tax rate primarily due to earnings from international jurisdictions and permanent differences and discrete events, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was (2.9)% and (20.2)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the second quarter of 2023 varies from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions and permanent differences, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S. The effective tax rate for the second quarter of 2022 was lower than the 21% U.S. statutory tax rate primarily due to earnings from international jurisdictions and permanent differences and discrete events, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S.

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

Total new orders received for railcars for the six months ended June 30, 2023 were 2,341 units, consisting of 2,151 new railcars and 190 rebuilt railcars, compared to orders for 1,900 units, consisting of 1,602 new railcars and 298 rebuilt railcars for the six months ended June 30, 2022. Total backlog of unfilled orders was 3,288 units at June 30, 2023, compared to 2,445 railcars as of December 31, 2022. The estimated sales value of the backlog was $382 million and $288 million, respectively, as of June 30, 2023 and December 31, 2022. The increase in the number of orders for new railcars for the six months ended June 30, 2023 compared to the prior year period is a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Revenues

Our consolidated revenues for the three months ended June 30, 2023 were $88.6 million compared to $56.8 million for the three months ended June 30, 2022. Manufacturing segment revenues for the three months ended June 30, 2023 were $85.7 million compared to $53.6 million for the corresponding prior year period. The $32.1 million increase in Manufacturing segment revenues was driven by an increase in the volume of railcar units delivered, as well as a favorable price mix. Railcar deliveries in the three months ended June 30, 2023 totaled 760 units, consisting of 665 new railcars and 95 rebuilt railcars, compared to 468 units in the same period of 2022, consisting of 411 new railcars and 57 rebuilt railcars. Corporate and Other revenues were $2.9 million for the three months ended June 30, 2023 compared to $3.2 million for the three months ended June 30, 2022.

Gross Profit

Our consolidated gross profit was $13.0 million for the three months ended June 30, 2023 compared to $6.6 million for the three months ended June 30, 2022. Manufacturing segment gross profit was $11.7 million for the three months ended June 30, 2023 compared to $5.5 million for the three months ended June 30, 2022. The $6.4 million increase in consolidated gross profit and $6.2 million increase in Manufacturing segment gross profit reflect a favorable volume variance and price mix.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2023 were $5.9 million compared to $4.1 million for the three months ended June 30, 2022. The $1.8 million increase in consolidated selling, general and administrative expenses for the three months ended June 30, 2023 was primarily due to a $2.7 million increase in stock-based compensation expenses, largely driven by fair value adjustments for cash-settled stock appreciation rights, offset by a $0.7 million decrease in legal expenses. Manufacturing segment selling, general and administrative expenses were $0.5 million for the three months ended June 30, 2023 and $0.6 million for the three months ended June 30, 2022. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2023 were 0.6% of revenue, compared to 1.1% of revenue for the three months ended June 30, 2022. Corporate and Other selling, general and administrative expenses were $5.3 million for the three months ended June 30, 2023 compared to $3.5 million for the three months ended June 30, 2022. The $1.8 million increase in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned increase in stock-based compensation expenses and decrease in legal expenses in the current year.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the three months ended June 30, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million. We did not sell any railcars available for lease during the three months ended June 30, 2022.

Operating Income

Our consolidated operating income for the three months ended June 30, 2023 was $7.7 million compared to a $2.5 million operating income for the three months ended June 30, 2022 driven primarily by the previously mentioned favorable volume variance and price mix, partially offset by the previously mentioned increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $11.7 million for the three months ended June 30, 2023 compared to an operating income of $4.9 million for the three months ended June 30, 2022, also reflecting the increase in railcars delivered and favorable price mix during the three months ended June 30, 2023 compared to the 2022 period. Corporate and Other operating loss was $4.0 million for the three months ended June 30, 2023 compared to $2.4 million for the three months ended June 30, 2022. The $1.6 million increase in operating loss is primarily a result of the previously mentioned increase in stock-based compensation expenses, offset by the decrease in legal expenses.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended June 30, 2023 was $14.9 million due to the settlement of the Term Loan Credit Agreement through the issuance of Series C Preferred Stock and the termination of the M&T Credit Agreement and Forbearance Agreement. There was no loss on extinguishment for the three months ended June 30, 2022.

Income Taxes

Our income tax provision was $0.6 million for the three months ended June 30, 2023 compared to $1.6 million for the three months ended June 30, 2022.

Net (Loss) Income

As a result of the changes and results discussed above, net loss was $18.9 million for the three months ended June 30, 2023 compared to net income of $14.5 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, basic and diluted net loss per share was $0.73 compared to net income per share of $0.58 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Revenues

Our consolidated revenues for the six months ended June 30, 2023 were $169.6 million compared to $150.0 million for the six months ended June 30, 2022. Manufacturing segment revenues for the six months ended June 30, 2023 were $163.3 million compared to $143.7 million for the corresponding prior year period. The $19.6 million increase in Manufacturing segment revenues was driven by an increase in the volume of railcar units delivered, as well as a favorable price mix. Railcar deliveries in the six months ended June 30, 2023 totaled 1,498 units, consisting of 1,304 new railcars and 194 rebuilt railcars, compared to 1,251 units in the same period of 2022, consisting of 848 new railcars and 403 rebuilt railcars. Corporate and Other revenues were $6.3 million for each of the six months ended June 30, 2023 and 2022.

Gross Profit

Our consolidated gross profit was $20.4 million for the six months ended June 30, 2023 compared to $16.6 million for the six months ended June 30, 2022. Manufacturing segment gross profit was $18.1 million for the six months ended June 30, 2023 compared to $14.8 million for the six months ended June 30, 2022. The $3.8 million increase in consolidated gross profit and $3.3 million increase in Manufacturing segment gross profit reflect a favorable volume variance and price mix.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2023 were $12.2 million compared to $14.8 million for the six months ended June 30, 2022. The $2.6 million decrease in consolidated selling, general and administrative expenses for the six months ended June 30, 2023 was primarily due to $1.7 million decrease in stock-based compensation expenses and $1.2 million decrease in legal expenses, partially offset by $0.3 million increase in Corporate related payroll expenses. Manufacturing segment selling, general and administrative expenses were $1.3 million for the six months ended June 30, 2023 and $1.4 million the six months ended June 30, 2022. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2023 were 0.8% of revenue, compared to 1.0% of revenue for the six months ended June 30, 2022. Corporate and Other selling, general and administrative expenses were $10.9 million for the six months ended June 30, 2023 compared to $13.4 million for the six months ended June 30, 2022. The $2.5 million decrease in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned decreases in stock-based compensation expenses and legal expenses.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the six months ended June 30, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million. We did not sell any railcars available for lease during the six months ended June 30, 2022.

Operating Income

Our consolidated operating income for the six months ended June 30, 2023 was $8.8 million compared to $1.9 million operating income for the six months ended June 30, 2022 driven primarily by the previously mentioned favorable volume variance and price mix, as well as the decrease in selling, general and administrative expenses. Operating income for the Manufacturing segment was $17.4 million for the six months ended June 30, 2023 compared to an operating income of $13.4 million for the six months ended June 30, 2022, reflecting the increase in railcars delivered and favorable price mix during the six months ended June 30, 2023 compared to the 2022 period. Corporate and Other operating loss was $8.6 million for the six months ended June 30, 2023 compared to $11.5 million for the six months ended June 30, 2022. The $2.9 million decrease in operating loss is primarily a result of the previously mentioned decrease in stock-based compensation expenses and legal expenses.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended June 30, 2023 was $14.9 million due to the settlement of the Term Loan Credit Agreement through the issuance of Series C Preferred Stock and the termination of the M&T Credit Agreement and Forbearance Agreement. There was no loss on extinguishment for the six months ended June 30, 2022.

Income Taxes

Our income tax provision was $0.7 million for the six months ended June 30, 2023 compared to $1.9 million for the six months ended June 30, 2022.

Net Loss

As a result of the changes and results discussed above, net loss was $23.9 million for the six months ended June 30, 2023 compared to $11.3 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, basic and diluted net loss per share was $0.93 compared to $0.47 for the six months ended June 30, 2022.

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

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of June 30, 2023 and December 31, 2022, the 2022 Warrant was exercisable for an aggregate of 1,893,744 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

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

In February 2023, the Loan Parties entered into Amendment No. 7 to Credit Agreement (the “Seventh Amendment”), with respect to the Credit Agreement. The Seventh Amendment amends the Credit Agreement to extend the date for the Company to draw on the Delayed Draw Loan of $15,000 from March 3, 2023 to April 3, 2023 (“Delayed Draw Extension Deadline”). The Delayed Draw Loan expired as the Company did not draw on the Delayed Draw Loan by April 3, 2023.

In March 2023 prior to the Delayed Draw Extension Deadline, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company issued 85,412 shares upon Closing of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Series C Preferred Stock”) at an initial stated value of $1,000 per share. Upon closing of the transactions contemplated by the Purchase Agreement on May 22, 2023 (the “Closing”), the Purchaser received a detached warrant to purchase 1,636,313 shares of Common Stock of the Company, for an exercise price equal to $3.57 (the “2023 Warrant”). See Note 9 - Mezzanine Equity and 2023 Warrant.

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

Upon Closing, the Company settled $60,178 in-full all of the principal amount of the outstanding Term Loan Credit Agreement, together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement through the issuance of the Series C Preferred Stock, resulting in a loss on extinguishment of $17,772. Any excess proceeds are to be used for general corporate purposes.

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

The Company shall make certain other payments as set forth below, so long as the Third Amendment Letter of Credit remains outstanding:

Letter of Credit Fee

The Company shall pay to Agent, for the account of Lender, an annual fee of $500, which shall be due and payable quarterly beginning on August 2, 2021, and every three months thereafter. In connection with the Closing, the Purchaser has agreed to extend the maturity date of the Third Amendment Letter of Credit for two (2) years and eliminate the Letter of Credit Fee paid by the Company.

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

The Equity Fee shall no longer be paid once the Company has issued Equity Fees in an amount of Common Stock equal to 9.99% multiplied by the total number of shares of Common Stock outstanding as of July 30, 2021, rounded down to the nearest whole share of Common Stock, or 1,547,266 shares of Common Stock (the “Maximum Equity”). By March 2023, the Company had paid the Maximum Equity.

Cash Fee

The Company shall pay to the Agent, for the account of the Lender or a designee thereof a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period. The Cash Fee shall be equal to $1,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee issued by the Company that quarter. In connection with the Closing, the Purchaser has agreed to reduce the Cash Fee paid by the Company to $375 per quarter.

Amendment to Reimbursement Agreement

In March 2023, the Company, the Purchaser, the Agent, and the designated calculation agent entered into Amendment No. 1 to Amended and Restated Reimbursement Agreement (“First Amendment to Amended and Restated Reimbursement Agreement”), pursuant to which the parties have agreed the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date the Pre-Closing Period terminates. Upon Closing, the Company paid $280 in accordance with the First Amendment to Amended and Restated Reimbursement Agreement.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of June 30, 2023 and December 31, 2022, the 2020 Warrant was exercisable for an aggregate of 8,711,224 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of June 30, 2023 and December 31, 2022, the 2021 Warrant was exercisable for an aggregate of 1,893,744 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

To the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of Common Stock equal to 3% of the outstanding Common Stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The Additional Warrant was never issued as the Delayed Draw Loan expired undrawn on April 3, 2023.

The 2020 Warrant, 2021 Warrant, 2022 Warrant, and 2023 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of June 30, 2023.

Warrant liability as of December 31, 2022	$31,028
Warrant issued	$3,544
Change in fair value	6,142
Warrant liability as of June 30, 2023	$40,714

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

Revolving Loans outstanding under the First Amendment to Amended and Restated Loan and Security Agreement bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 2% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). Notwithstanding the foregoing, Revolving Loans made in respect of Excess Availability (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) arising from clause (b) of the definition of “Borrowing Base” (as defined in the First Amendment to Amended and Restated Loan and Security Agreement) bear interest, subject to the provisions of the First Amendment to Amended and Restated Loan and Security Agreement, at a rate of 1.5% per annum in excess of the Base Rate (as defined in the Amended and Restated Loan and Security Agreement). As of June 30, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 11.25% and under the First Amendment to Amended and Restated Loan and Security Agreement was 9.75%.

As of June 30, 2023, the Company had $22,293 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $11,760. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

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

Pursuant to the Forbearance Agreement, the Obligors will continue to perform and comply with all of their performance obligations (as opposed to payment obligations) under certain provisions of the M&T Credit Agreement (primarily related to information obligations and the preservation of the collateral pledged by FreightCar Leasing Borrower to M&T pursuant to the M&T Security Agreement (the “Collateral”) and all the provisions of the M&T Security Agreement.

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

On June 30, 2023, FreightCar Leasing Borrower paid an aggregate of $4,480 under the M&T Credit Agreement and with respect to the Forbearance Agreement. The payment consisted of proceeds from the sale to a third party of certain railcars and related leases, in lieu of turning over such railcars to M&T as contemplated by the Forbearance Agreement. As part of the payment terms, it was a condition that certain lease payments be made by the current lessees of the railcars to M&T in accordance with the Forbearance Agreement, which payments were timely made. Accordingly, FreightCar Leasing Borrower’s obligations under the M&T Credit Agreement are deemed satisfied in full and the M&T Credit Agreement and all other Credit Documents (as defined in the M&T Credit Agreement), as well as the Forbearance Agreement, are terminated, resulting in a gain on extinguishment of $2,892.

As of December 31, 2022, FreightCar Leasing Borrower had $6,917 in outstanding debt under the M&T Credit Agreement, which was collateralized by leased railcars with a carrying value of $4,116.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $4.2 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively. Restricted deposits of $0.3 million as of each of June 30, 2023 and December 31, 2022 relate to a customer deposit for the purchase of railcars. Restricted deposits of $3.6 million as of each of June 30, 2023 and December 31, 2022 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of June 30, 2023 are a requirement as long as the performance guarantees are in place. Restricted deposits of $0.3 million as of June 30, 2023 and $0.2 million as of December 31, 2022 relate to an employee savings fund paid biannually in Mexico.

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

Based upon our operating performance and capital requirements, we may, from time to time, be required to raise additional funds through additional offerings of our equity or debt and through long-term borrowings. There can be no assurance that such offerings or long-term debt, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse effect on our results of operations and financial condition.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(25,576)	$(2,396)
Investing activities	3,402	(2,808)
Financing activities	(3,739)	495
Total	$(25,913)	$(4,709)

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

Our net cash used in operating activities for the six months ended June 30, 2023 was $25.6 million compared to net cash used in operating activities of $2.4 million for the six months ended June 30, 2022. Our net cash used in operating activities for the six months ended June 30, 2023 reflects changes in working capital, primarily an increase in inventory of $25.1 million related to inventory to be used in production of railcars to be delivered during the second half of 2023. VAT receivable decreased $3.0 million as a result of recovering VAT refunds during the six months ended June 30, 2023. Our net cash used in operating activities for the six months ended June 30, 2022 reflects changes in working capital, including an increase in customer deposits of $15.4 million and a decrease in VAT receivable of $16.9 million, all of which were partially offset by increases in both accounts receivable of $13.9 million and inventory of $16.9 million.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2023 was $3.4 million and consisted of $8.4 million proceeds from the sale of railcars available for lease, net of selling costs, offset by capital expenditures of $5.0 million related to the expansion of the Castaños Facility. Net cash used in investing activities for the six months ended June 30, 2022 was $2.8 million and consisted of capital expenditures related to the construction in progress for the Castaños Facility operations.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2023 was $3.7 million which primarily included net repayments on revolving line of credit of $16.7 million and $13.3 million proceeds from the issuance of Series C Preferred Stock, net of issuance costs. Net cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million related to net borrowings on our revolving line of credit.

Capital Expenditures

Our capital expenditures were $5.0 million in the six months ended June 30, 2023, compared to $2.8 million in the six months ended June 30, 2022. We anticipate capital expenditures during 2023 to be in the range of $12.0 million to $13.0 million, primarily related to the expansion of the Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

3.1	Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended.
10.1

Warrant issued by the Company to OC III LFE II LP, dated as of May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2023).

10.2

Amendment No. 2 to the Amended and Restated Reimbursement Agreement, dated May 22, 2023, by and among the Loan Parties, CO Finance LCS IV LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2023).

10.3

Employment Letter Agreement dated May 12, 2023 by and between FreightCar America, Inc. and Nicholas J. Randall (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2023).

10.4

Amendment No. 2 to the FreightCar America, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2023).

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

FREIGHTCAR AMERICA, INC.

Date: August 7, 2023	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 7, 2023	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)