Form 10-Q
period 2023-09-30
FreightCar America, Inc.
filed 2023-11-06
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2023

or

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

As of November 2, 2023, there were 17,903,437 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

INDEX TO FORM 10-Q

Item Number		Page Number
	PART I – FINANCIAL INFORMATION
1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022	3
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
4.	Controls and Procedures	30
	PART II – OTHER INFORMATION
1.	Legal Proceedings	31
2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
3.	Defaults Upon Senior Securities	31
4.	Mine Safety Disclosures	31
5.	Other Information	31
6.	Exhibits	31
	Signatures	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$15,379	$37,912
Accounts receivable, net of allowance for doubtful accounts of $41 and $126 respectively	10,697	9,571
VAT receivable	2,141	4,682
Inventories, net	122,071	64,317
Assets held for sale	—	3,675
Related party asset	1,172	3,261
Prepaid expenses	6,239	5,470
Total current assets	157,699	128,888
Property, plant and equipment, net	29,344	23,248
Railcars available for lease, net	7,002	11,324
Right of use asset operating lease	2,926	1,596
Right of use asset finance lease	31,694	33,093
Other long-term assets	644	1,589
Total assets	$229,309	$199,738
Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$51,611	$48,449
Related party accounts payable	1,569	3,393
Accrued payroll and other employee costs	6,360	4,081
Accrued warranty	1,638	1,940
Customer deposits	19,644	—
Current portion of long-term debt	—	40,742
Other current liabilities	4,635	7,380
Total current liabilities	85,457	105,985
Long-term debt, net of current portion	31,062	51,494
Warrant liability	36,441	31,028
Accrued pension costs	709	1,040
Lease liability operating lease, long-term	3,284	1,780
Lease liability finance lease, long-term	32,749	33,245
Other long-term liabilities	562	3,750
Total liabilities	190,264	228,322
Commitments and contingencies
Mezzanine equity
Series C Preferred stock, $0.01 par value, 85,412 shares authorized, 85,412 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Liquidation value $90,947 and $0 at September 30, 2023 and December 31, 2022, respectively.	83,314	—
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,903,437 and 17,223,306 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	210	203
Additional paid-in capital	93,351	89,104
Accumulated other comprehensive income	2,019	1,022
Accumulated deficit	(139,849)	(118,913)
Total stockholders' deficit	(44,269)	(28,584)
Total liabilities, mezzanine equity and stockholders’ deficit	$229,309	$199,738

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$61,894	$85,743	$231,489	$235,765
Cost of sales	52,669	81,189	201,824	214,564
Gross profit	9,225	4,554	29,665	21,201
Selling, general and administrative expenses	7,511	7,112	19,750	21,878
Gain on sale of railcars available for lease	—	—	622	—
Loss on pension settlement	313	8,105	313	8,105
Operating income (loss)	1,401	(10,663)	10,224	(8,782)
Interest expense	(2,037)	(6,087)	(12,988)	(17,549)
Gain (loss) on change in fair market value of Warrant liability	4,273	(1,274)	(1,869)	(3,258)
Loss on extinguishment of debt	—	—	(14,880)	—
Other (expense) income	(228)	190	(333)	2,347
Income (loss) before income taxes	3,409	(17,834)	(19,846)	(27,242)
Income tax provision (benefit)	216	(28)	887	1,872
Net income (loss)	$3,193	$(17,806)	$(20,733)	$(29,114)
Net loss per common share – basic	$(0.03)	$(0.69)	$(0.94)	$(1.19)
Net loss per common share – diluted	$(0.03)	$(0.69)	$(0.94)	$(1.19)
Weighted average common shares outstanding – basic	29,543,963	25,718,414	28,064,410	24,470,659
Weighted average common shares outstanding – diluted	29,543,963	25,718,414	28,064,410	24,470,659

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income (loss)	$3,193	$(17,806)	$(20,733)	$(29,114)
Other comprehensive income, net of tax:
Loss on pension settlement	313	8,105	313	8,105
Unrealized gain on foreign currency derivatives	34	—	34	—
Pension and postretirement liability adjustments, net of tax	573	(323)	650	(156)
Comprehensive income (loss)	$4,113	$(10,024)	$(19,736)	$(21,165)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, June 30, 2022	-	$-	16,700,850	$198	$86,380	$(5,355)	$(91,374)	$(10,151)
Net loss	-	-	-	-	-	-	(17,806)	(17,806)
Other comprehensive income	-	-	-	-	-	7,782	-	7,782
Restricted stock awards	-	-	29,508	-	-	-	-	-
Stock options exercised	-	-	5,292	-	-	-	-	-
Employee stock settlement	-	-	(11,720)	-	(44)	-	-	(44)
Forfeiture of restricted stock awards	-	-	(10,000)	-	(62)	-	-	(62)
Stock-based compensation recognized	-	-	-	-	433	-	-	433
Equity Fees	-	-	249,825	3	997	-	-	1,000
Balance, September 30, 2022	-	$-	16,963,755	$201	$87,704	$2,427	$(109,180)	$(18,848)

Balance, June 30, 2023	85,412	$83,253	17,899,191	$210	$92,633	$1,099	$(142,896)	$(48,954)
Net income	-	-	-	-	-	-	3,193	3,193
Other comprehensive income	-	-	-	-	-	920	-	920
Issuance of Series C preferred shares, net of issuance costs	-	61	-	-	-	-	(146)	(146)
Exercise of stock appreciation rights	-	-	4,246	-	3	-	-	3
Stock-based compensation recognized	-	-	-	-	715	-	-	715
Balance, September 30, 2023	85,412	$83,314	17,903,437	$210	$93,351	$2,019	$(139,849)	$(44,269)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
							Accumulated
	Mezzanine Equity					Additional	Other		Total
	Series C Preferred Stock		Common Stock			Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount		Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2021	-	$-	15,947,228	$190		$83,742	$(5,522)	$(80,066)	$(1,656)
Net loss	-	-	-	-		-	-	(29,114)	(29,114)
Other comprehensive income	-	-	-	-		-	7,949	-	7,949
Restricted stock awards	-	-	386,908	4		(4)	-	-	-
Stock options exercised	-	-	5,292	-		-	-	-	-
Employee stock settlement	-	-	(15,158)	-		(57)	-	-	(57)
Forfeiture of restricted stock awards	-	-	(81,394)	(1)		(68)	-	-	(69)
Stock-based compensation recognized	-	-	-	-		1,099	-	-	1,099
Equity Fees	-	-	720,879	8		2,992	-	-	3,000
Balance, September 30, 2022	-	$-	16,963,755	$201		$87,704	$2,427	$(109,180)	$(18,848)

Balance, December 31, 2022	-	$-	17,223,306	$203		$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-	-	-		-	-	(20,733)	(20,733)
Other comprehensive income	-	-	-	-		-	997	-	997
Issuance of Series C preferred shares, net of issuance costs	85,412	83,314	-	-		-	-	(203)	(203)
Restricted stock awards	-	-	453,258	4	-	(4)	-	-	-
Employee stock settlement	-	-	(31,888)	-		(106)	-	-	(106)
Exercise of stock appreciation rights	-	-	4,984	-		3	-	-	3
Stock appreciation rights classification modification	-	-	-	-		1,738	-	-	1,738
Vesting of restricted stock units	-	-	42,815	-		145	-	-	145
Stock-based compensation recognized	-	-	-	-		1,789	-	-	1,789
Equity Fees	-	-	210,962	3		682	-	-	685
Balance, September 30, 2023	85,412	$83,314	17,903,437	$210		$93,351	$2,019	$(139,849)	$(44,269)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(20,733)	$(29,114)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	3,189	3,110
Non-cash lease expense on right-of-use assets	1,873	944
Recognition of deferred income from state and local incentives	—	(2,507)
Loss on change in fair market value for Warrant liability	1,869	3,258
Loss on pension settlement	313	8,105
Stock-based compensation recognized	524	2,307
Non-cash interest expense	8,980	11,309
Loss on extinguishment of debt	14,880	—
Other non-cash items, net	(435)	(9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,126)	(2,603)
VAT receivable	2,320	24,634
Inventories	(57,213)	(30,110)
Accounts and contractual payables	2,739	4,386
Lease liability	(2,779)	(1,439)
Customer deposits	19,644	(3,300)
Other assets and liabilities	(455)	(2,556)
Net cash flows used in operating activities	(26,410)	(13,585)
Cash flows from investing activities
Purchase of property, plant and equipment	(8,971)	(3,380)
Proceeds from sale of railcars available for lease, net of selling costs	8,356	—
Net cash flows used in investing activities	(615)	(3,380)
Cash flows from financing activities
Proceeds from issuance of preferred shares, net of issuance costs	13,254	—
Deferred financing costs	(300)	—
Borrowings on revolving line of credit	115,172	84,396
Repayments on revolving line of credit	(123,062)	(75,239)
Employee stock settlement	(106)	(57)
Payment for stock appreciation rights exercised	(6)	(4)
Financing lease payments	(460)	—
Net cash flows provided by financing activities	4,492	9,096
Net decrease in cash and cash equivalents	(22,533)	(7,869)
Cash, cash equivalents and restricted cash equivalents at beginning of period	37,912	26,240
Cash, cash equivalents and restricted cash equivalents at end of period	$15,379	$18,371
Supplemental cash flow information
Interest paid	$3,961	$6,240
Income taxes paid	$1,857	$1,110
Non-cash transactions
Change in unpaid construction in process	$51	$2,168
Accrued PIK interest paid through issuance of PIK Note	$3,161	$1,093
Issuance of preferred shares in exchange of term loan	$72,688	$—
Issuance of warrants	$3,014	$8,560
Issuance of equity fee	$685	$3,000

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2022 year-end balance sheet data was derived from the audited financial statements as of December 31, 2022. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Railcar sales	$58,407	$82,017	$220,752	$224,089
Parts sales	3,340	2,927	9,613	9,231
Revenues from contracts with customers	61,747	84,944	230,365	233,320
Leasing revenues	147	799	1,124	2,445
Total revenues	$61,894	$85,743	$231,489	$235,765

Contract Balances and Accounts Receivable

Accounts receivable payments for railcar sales are typically due within 5 to 10 business days of invoicing, while payments from parts sales are typically due within 30 to 45 business days of invoicing. The Company has not experienced significant historical credit losses.

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of September 30, 2023 and December 31, 2022. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Condensed Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits are included in customer deposits, other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet and were $19,644 and $219 as of September 30, 2023 and December 31, 2022, respectively.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of September 30, 2023 with expected duration of greater than one year of $14,850.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Manufacturing	$58,554	$82,817	$221,877	$226,548
Corporate and Other	3,340	2,926	9,612	9,217
Consolidated revenues	$61,894	$85,743	$231,489	$235,765

Operating income (loss):
Manufacturing	$7,378	$3,054	$24,775	$16,470
Corporate and Other (1)	(5,977)	(13,717)	(14,551)	(25,252)
Consolidated operating income (loss)	1,401	(10,663)	10,224	(8,782)
Consolidated interest expense	(2,037)	(6,087)	(12,988)	(17,549)
Gain (loss) on change in fair market value of Warrant liability	4,273	(1,274)	(1,869)	(3,258)
Loss on extinguishment of debt	-	-	(14,880)	-
Consolidated other (expense) income	(228)	190	(333)	2,347
Consolidated income (loss) before income taxes	$3,409	$(17,834)	$(19,846)	$(27,242)

Depreciation and amortization:
Manufacturing	$942	$877	$2,763	$2,614
Corporate and Other	143	172	426	496
Consolidated depreciation and amortization	$1,085	$1,049	$3,189	$3,110

Capital expenditures:
Manufacturing	$3,989	$540	$8,815	$2,982
Corporate and Other	28	32	156	398
Consolidated capital expenditures	$4,017	$572	$8,971	$3,380

(1) Results for the three and nine months ended September 30, 2023 include a pension settlement loss of $313. Results from the three and nine months ended September 30, 2022 include a pension settlement loss of $8,105.

	September 30,	December 31,
	2023	2022
Assets:
Manufacturing	$200,484	$149,014
Corporate and Other	28,737	50,631
Total operating assets	229,221	199,645
Consolidated income taxes receivable	88	93
Consolidated assets	$229,309	$199,738

Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
United States	$61,894	$85,743	$231,489	$235,751	$11,762	$15,018
Mexico	-	-	-	14	59,204	54,243
Total	$61,894	$85,743	$231,489	$235,765	$70,966	$69,261

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

Recurring Fair Value Measurements	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$36,441	$-	$36,441
Assets:
Foreign currency forward contracts asset	$-	$34	$-	$34

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$31,028	$-	$31,028

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$4,116	$-	$4,116
Assets held for sale	$-	$3,675	$-	$3,675

The fair value of the Company’s Warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices of $0.01 per share and $3.57 per share, and number of shares for which warrants are exercisable at September 30, 2023 and December 31, 2022, is a Level 2 measurement.

The fair value of the Company’s foreign currency forward contracts determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates at September 30, 2023 in an active market, is a Level 2 measurement. See Note 13 - Foreign Currency Forward Contracts.

The fair value of the Company's fleet of small cube covered hopper railcars determined using a market approach, using the known selling prices for a portion of the cars, and a weighted average selling price for the remaining cars in the asset group at December 31, 2022, is a Level 2 measurement. The portion of these assets intended to be sold were classified as assets held for sale and were no longer depreciated. These assets were sold during the nine months ended September 30, 2023.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	September 30,	December 31,
	2023	2022
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	103
Restricted cash equivalents to collateralize standby letters of credit	3,542	3,542
Restricted cash equivalents - other	1,179	151
Total restricted cash and restricted cash equivalents	$5,106	$4,078

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$79,250	$46,421
Work in process	26,339	4,527
Finished railcars	11,911	8,783
Parts inventory	4,571	4,586
Total inventories, net	$122,071	$64,317

Inventory on the Company’s Condensed Consolidated Balance Sheets includes reserves of $2,137 and $1,672 relating to excess or slow-moving inventory for parts and work in process at September 30, 2023 and December 31, 2022, respectively.

Note 8 – Debt Financing and Revolving Credit Facilities

Long-term debt consists of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
M&T Credit Agreement outstanding	$-	$6,917
Siena Loan Agreement outstanding	31,062	33,825
Credit Agreement outstanding	-	58,745
Total debt	31,062	99,487
Less Credit Agreement discount	-	(5,262)
Less Credit Agreement deferred financing costs	-	(1,989)
Total debt, net of discount and deferred financing costs	31,062	92,236
Less amounts due within one year	-	(40,742)
Long-term debt, net of current portion	$31,062	$51,494

The fair value of the remaining debt approximates its carrying value as of September 30, 2023 and December 31, 2022.

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

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of September 30, 2023 and December 31, 2022, the 2022 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

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

Upon the Closing, the Company settled $60,178 in-full all of the principal amount of the outstanding Term Loan Credit Agreement, together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement through the issuance of the Series C Preferred Stock, resulting in a loss on extinguishment of $17,772. Any excess proceeds are to be used for general corporate purposes.

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

Amendment No. 2 to Amended and Restated Reimbursement Agreement

In connection with the closing of the transactions contemplated by the Purchase Agreement, the Company entered into Amendment No. 2 to Amended and Restated Reimbursement Agreement (“Amendment No. 2”) with the Loan Parties (as defined therein), CO Finance LVS VI LLC (the “LC Provider”), and U.S. Bank, National Association, as disbursing agent and collateral agent. Amendment No. 2 amends and sets forth the terms of the Company’s continuing obligations to the LC Provider in connection with its outstanding standby letter of credit issued by Wells Fargo Bank, N.A., in the principal amount of $25.0 million for the account of the Company and for the benefit of Siena Lending Group LLC.

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of September 30, 2023 and December 31, 2022, the 2020 Warrant was exercisable for an aggregate of 8,712,618 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of September 30, 2023 and December 31, 2022, the 2021 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

To the extent the Delayed Draw Loan is funded, the Company has agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of Common Stock equal to 3% of the outstanding Common Stock on a fully-diluted basis at the time the 3% Additional Warrant is exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, will have an exercise price of $0.01 and a term of ten years. The 3% Additional Warrant was never issued as the Delayed Draw Loan expired undrawn on April 3, 2023.

The 2020 Warrant, 2021 Warrant, 2022 Warrant, and 2023 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of September 30, 2023.

Warrant liability as of December 31, 2022	$31,028
Warrant issued	$3,544
Change in fair value	1,869
Warrant liability as of September 30, 2023	$36,441

The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statement of operations.

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

In September 2023, the Revolving Loan Parties entered into a Third Amendment to Amended and Restated Loan and Security Agreement, which amends the Amended and Restated Loan and Security Agreement, dated July 30, 2021, as amended by the First Amendment to Amended and Restated Loan and Security Agreement, dated February 23, 2022, and by the Second Amendment to Amended and Restated Loan and Security Agreement, dated May 22, 2023, by and among the Revolving Loan Parties.

The Third Amendment to Amended and Restated Loan and Security Agreement, among other things, (i) extended the scheduled maturity date of the Siena Loan Agreement from October 8, 2023 to October 31, 2024, and (ii) increased the Maximum Revolving Facility Amount by $10.0 million to a total of $45.0 million, provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Siena Loan Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the Siena Loan Agreement, as amended by the Third Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the Siena Loan Agreement) for Revolving Loans will be exceeded.

The outstanding debt under the Third Amendment to Amended and Restated Loan and Security Agreement bears the same interest under the First Amendment to Amended and Restated Loan and Security Agreement as described above. As of September 30, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 10% and under the First Amendment to Amended and Restated Loan and Security Agreement was 10.5%.

As of September 30, 2023, the Company had $31,062 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $1,467. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020, $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021, and $352 in additional deferred financing costs related to the Third Amendment to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

M&T Credit Agreement

In April 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M & T Bank, N.A., as lender (“M&T”), with a term that ended on April 16, 2021 (the “Term End”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars to be leased to third parties. In connection with the M&T Credit Agreement, FreightCar Leasing LLC, a wholly owned subsidiary of the Company and parent of FreightCar Leasing Borrower (“FreightCar Leasing Guarantor”), entered into a Guaranty Agreement (the “M&T Guaranty Agreement”) and Pledge Agreement with M&T.

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

Note 9 – Mezzanine Equity and 2023 Warrant

On March 23, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”). On May 22, 2023, the transactions contemplated by the Purchase Agreement were consummated (the “Closing”), pursuant to which the Company issued 85,412 shares of Series C Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at an initial stated value of $1,000 per share, and the 2023 Warrant to purchase up to 1,636,313 shares of the Company’s outstanding Common Stock at an exercise price of $3.57. This transaction resulted in $2,591 of total issuance costs, of which $2,301 were allocated against the Series C Preferred Shares.

Preferred Stock

During the nine months ended September 30, 2023, the Company settled its Term Loan Credit Agreement through the issuance of 85,412 of its authorized Series C Preferred Stock to the Purchaser pursuant to the Purchase Agreement at an initial stated and fair value of $85,412. The Series C Preferred Stock was initially stated at fair value net of $2,591 issuance costs. The Company determined the Series C Preferred Stock should be classified as Mezzanine Equity (temporary equity outside of permanent equity) since a deemed liquidation event following a change of control may require redemption of the Series C Preferred Stock that is not solely within the control of the Company.

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

The Series C Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, and as the Company has the ability to redeem the Series C Preferred Stock before the increasing Dividend Rate occurs, the discount on Series C Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the increasing Dividend Rate using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series C Preferred Stock by a corresponding amount. Accordingly, the discount is amortized over four years using the effective yield method. The Company recognized discount amortization of $203 during the three and nine months ended September 30, 2023.

2023 Warrant

At the Closing, the Company issued a liability-classified warrant to purchase an aggregate of 1,636,313 shares of the Company’s Common Stock, exercisable for a term of ten years from the date of issuance with an exercise price of $3.57. The 2023 Warrant had a fair value of $3,544 upon issuance, calculated using the Black-Scholes option valuation model. As of September 30, 2023, the 2023 Warrant had a fair value of $3,189.

Note 10 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended September 30, 2023
Pension liability activity:
Loss on pension settlement	$313	$-	$313
Reclassification adjustment for amortization of net loss (pre-tax other income)	573	-	573
	$886	$-	$886
Foreign currency derivative asset activity:
Unrealized gain on foreign currency derivatives	$34	$-	$34
	$920	$-	$920

Three months ended September 30, 2022
Pension liability activity:
Loss on pension settlement	$8,105	$-	$8,105
Reclassification adjustment for amortization of net loss (pre-tax other income)	(323)	-	(323)
	$7,782	$-	$7,782

Nine months ended September 30, 2023
Pension liability activity:
Loss on pension settlement	$313	$-	$313
Reclassification adjustment for amortization of net loss (pre-tax other income)	650	-	650
	$963	$-	$963
Foreign currency derivative asset activity:
Unrealized gain on foreign currency derivatives	$34	$-	$34
	$997	$-	$997

Nine months ended September 30, 2022
Pension liability activity:
Loss on pension settlement	$8,105	$-	$8,105
Reclassification adjustment for amortization of net loss (pre-tax other income)	(156)	-	(156)
	$7,949	$-	$7,949

The components of accumulated other comprehensive income consist of the following:

	September 30,	December 31,
	2023	2022
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$1,985	$1,022

Note 11 – Stock-Based Compensation

Total stock-based compensation was $715 and $817 for the three months ended September 30, 2023 and 2022, respectively and $524 and $2,307 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $1,509 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 20 months. As of September 30, 2023, there was $1,471 of unearned compensation related to time-vested stock options, which will be recognized over the remaining requisite service period of 23 months. As of September 30, 2023, there was $85 of unearned compensation related to the cash settled stock appreciation rights, which will be recognized over the remaining requisite service period of 4 months.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of The FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. Total stock-based compensation related to the Inducement Options was $81 for the three and nine months ended September 30, 2023.

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

The components of net periodic benefit cost (benefit) for the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2023	2022	2023	2022
Interest cost	$151	$157	$453	$709
Expected return on plan assets	(83)	(208)	(250)	(1,442)
Amortization of unrecognized net income (loss)	38	40	115	207
Reclassification adjustment for amortization of net income (loss)	-	(36)	-	(36)
Loss on pension settlement	313	8,105	313	8,105
	$419	$8,058	$631	$7,543

The Company made no contributions to the Company’s defined benefit pension plan for the three and nine months ended September 30, 2023 and 2022. The Company expects to make no further contributions to its pension plan.

During the three and nine months ended September 30, 2023, the Company offered a one-time, lump sum pay-out option to its terminated vested participants under the Plan. The lump sum pay-out was funded by the assets of the Plan. As a result of the lump sum pay-out, the Company reduced its gross Plan liabilities by $536 and recognized a non-cash pre-tax pension settlement loss of $313 during the three and nine months ended September 30, 2023.

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

During the second and third quarters of 2023, the Company entered into forward contracts to hedge the Company’s anticipated and probable Mexican Peso denominated expenses against the foreign currency rate exposure. The contracts have terms between one and 12 months and require the Company to exchange currencies at agreed-upon rates at each settlement date. The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company classifies these contracts as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The Company does not have any non-designated derivatives.

The Company will assess the assumed effectiveness of the contracts at each reporting period. The foreign currency derivatives are recorded on the balance sheet at fair value. The Company records unrealized gains or losses related to changes in the fair value of the forward contracts in other comprehensive income as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income (loss) are reclassified to the consolidated statement of operations when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective.

The notional amounts of outstanding foreign currency derivatives are as follows:

	September 30,	December 31,
Notional Amount	2023	2022
Derivative instruments designated as hedges:
Foreign currency derivatives	$9,143	$-

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	September 30,	December 31,
Fair Value	2023	2022
Prepaid expenses
Foreign currency derivatives	$34	$-

The pre-tax realized gain on foreign currency derivatives is recognized in the Condensed Consolidated Statements of Operations as follows:

		Amount of (Gain)/Loss Recognized		Amount of (Gain)/Loss Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations	2023	2022	2023	2022
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of goods sold	$(8)	$-	$(8)	$-

Note 14 – Earnings Per Share

The net income (loss) available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net income (loss)	3,193	(17,806)	(20,733)	(29,114)
Accretion of financing fees	(146)	-	(203)	-
Accrued dividends on Series C Preferred Stock	(3,923)	-	(5,535)	-
Net loss available to common stockholders - basic	(876)	(17,806)	(26,471)	(29,114)
Net loss available to common stockholders - diluted	(876)	(17,806)	(26,471)	(29,114)
Denominator:
Weighted average common shares outstanding	17,044,251	16,158,516	16,937,968	15,920,458
Issuance of Warrants	12,499,712	9,559,898	11,126,442	8,550,201
Weighted average common shares outstanding - basic	29,543,963	25,718,414	28,064,410	24,470,659
Weighted average common shares outstanding - diluted	29,543,963	25,718,414	28,064,410	24,470,659

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common stockholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to this warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended September 30, 2023 and 2022, 6,222,085 and 1,578,118 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2023 and 2022, 5,996,646 and 1,687,216 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were antidilutive.

Note 15 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesus Gil, VP Operations and a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 10.8% of the outstanding shares of Common Stock as of September 30, 2023 and provides steel fabrication services to the Company. The lessors of the Company’s leased facility in Castaños are Jesus Gil, Alejandro Gil, and Salvador Gil. The Company paid $2,172 and $8,766 during the three and nine months ended September 30, 2023, respectively, and $7,121 and $23,777 during the three and nine months ended September 30, 2022, respectively, related to rent payment, security deposit, fabrication services and royalty payments. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil. The Company paid $1,252 and $3,049 during the three and nine months ended September 30, 2023, respectively, and $524 and $1,596 during the three and nine months ended September 30, 2022, respectively, to DI related to material and safety supplies. Maquinaria y Equipo de Transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, another sibling of Jesus Gil. The Company paid $485 and $1,860 during the three and nine months ended September 30, 2023, respectively, and $475 and $1,887 during the three and nine months ended September 30, 2022, respectively, to METJ related to trucking services.

Related party asset on the condensed consolidated balance sheet of $1,172 as of September 30, 2023 includes prepaid inventory of $639 and other receivables of $533 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $1,569 as of September 30, 2023 includes $668 payable to Fasemex, $654 payable to DI and $247 payable to METJ. Related party asset on the condensed consolidated balance sheet of $3,261 as of December 31, 2022 includes prepaid inventory of $2,014 and other receivables of $1,247 from Fasemex. Related party accounts payable on the condensed consolidated balance sheet of $3,393 as of December 31, 2022 includes $2,475 payable to Fasemex, $572 payable to DI and $346 payable to METJ.

The Warrantholder beneficially owns approximately 47.4% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 6 filed with the SEC on July 14, 2023). The Company did not pay interest to the Warrantholder during the three months ended September 30, 2023. The Company paid $4,776 to the Warrantholder during the nine months ended September 30, 2023 for term loan interest, of which $1,615 was paid in cash and $3,161 was payment in kind. Additionally, the Company did not pay equity or cash fees during the three months ended September 30, 2023 and paid $535 in equity fees and $866 in cash fees during the nine months ended September 30, 2023 to the Warrantholder related to the standby letter of credit described in Note 8 – Debt Financing and Revolving Credit Facilities.

Note 16 – Income Taxes

The Company’s reported effective income tax rate was 6.3% and 0.2% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the third quarter of 2023 varies from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions and permanent differences, predominantly in Mexico, taxed at higher tax rates and a full valuation allowance in the U.S. The effective tax rate for the third quarter of 2022 was lower than the 21% U.S. statutory tax rate primarily due to earnings from international jurisdictions and permanent differences, predominantly in Mexico, taxed at higher tax rates and a full valuation allowance in the U.S.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was (4.5)% and (6.9)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the third quarter of 2023 varies from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions and permanent differences, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S. The effective tax rate for the third quarter of 2022 was lower than the 21% U.S. statutory tax rate primarily due to earnings from international jurisdictions and permanent differences and discrete events, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties relate to, among other things, the cyclical nature of our business, the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales, the variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance of orders, fluctuating costs of raw materials, including steel and aluminum, delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings, and other competitive factors. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Total new orders received for railcars for the nine months ended September 30, 2023 were 3,356 units, consisting of 3,166 new railcars and 190 rebuilt railcars, compared to orders for 2,240 units, consisting of 1,817 new railcars and 423 rebuilt railcars for the nine months ended September 30, 2022. Total backlog of unfilled orders was 3,800 units at September 30, 2023, compared to 2,445 railcars as of December 31, 2022. The estimated sales value of the backlog was $452 million and $288 million as of September 30, 2023 and December 31, 2022, respectively. The increase in the number of orders for new railcars for the nine months ended September 30, 2023 compared to the prior year period is a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Revenues

Our consolidated revenues for the three months ended September 30, 2023 were $61.9 million compared to $85.7 million for the three months ended September 30, 2022. Manufacturing segment revenues for the three months ended September 30, 2023 were $58.6 million compared to $82.8 million for the corresponding prior year period. The $24.2 million decrease in Manufacturing segment revenues was driven by a decrease in the volume of railcar units delivered. Railcar deliveries in the three months ended September 30, 2023 totaled 503 units, consisting of 382 new railcars and 121 rebuilt railcars, compared to 783 units in the same period of 2022, consisting of 483 new railcars and 300 rebuilt railcars. Corporate and Other revenues were $3.3 million for the three months ended September 30, 2023 compared to $2.9 million for the three months ended September 30, 2022.

Gross Profit

Our consolidated gross profit was $9.2 million for the three months ended September 30, 2023 compared to $4.6 million for the three months ended September 30, 2022. Manufacturing segment gross profit was $7.9 million for the three months ended September 30, 2023 compared to $3.8 million for the three months ended September 30, 2022. The $4.6 million increase in consolidated gross profit and $4.1 million increase in Manufacturing segment gross profit reflect a favorable price mix variance.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended September 30, 2023 were $7.5 million compared to $7.1 million for the three months ended September 30, 2022. The $0.4 million increase in consolidated selling, general and administrative expenses for the three months ended September 30, 2023 was primarily due to an increase in recruiting and employee benefit expenses. Manufacturing segment selling, general and administrative expenses were $0.6 million for the three months ended September 30, 2023 and $0.7 million for the three months ended September 30, 2022. Manufacturing segment selling, general and administrative expenses for the three months ended September 30, 2023 were 1.0% of revenue, compared to 0.8% of revenue for the three months ended September 30, 2022. Corporate and Other selling, general and administrative expenses were $6.9 million for the three months ended September 30, 2023 compared to $6.4 million for the three months ended September 30, 2022. The $0.5 million increase in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned increase in employee procurement and benefit expenses in the current year.

Loss on Pension Settlement

Loss on pension settlement for the three months ended September 30, 2023 was $0.3 million related to a one-time, lump sum pay-out. Loss on pension settlement for the three months ended September 30, 2022 was $8.1 million related to an annuity purchase agreement.

Operating Income (Loss)

Our consolidated operating income for the three months ended September 30, 2023 was $1.4 million compared to a $10.7 million operating loss for the three months ended September 30, 2022 driven primarily by the previously mentioned favorable price mix variance, decrease in pension settlement loss, partially offset by an increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $7.4 million for the three months ended September 30, 2023 compared to an operating income of $3.1 million for the three months ended September 30, 2022, also reflecting the favorable price mix variance during the three months ended September 30, 2023 compared to the 2022 period. Corporate and Other operating loss was $6.0 million for the three months ended September 30, 2023 compared to $13.7 million for the three months ended September 30, 2022. The $7.7 million decrease in operating loss is primarily a result of the previously mentioned decrease in pension settlement loss, partially offset by the increase in selling, general and administrative expenses.

Income Taxes

Our income tax provision was $0.2 million for the three months ended September 30, 2023 compared to $0.0 million for the three months ended September 30, 2022.

Net Income (Loss)

As a result of the changes and results discussed above, net income was $3.2 million for the three months ended September 30, 2023 compared to net loss of $17.8 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, basic and diluted net loss per share was $0.03 compared to net loss per share of $0.69 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Revenues

Our consolidated revenues for the nine months ended September 30, 2023 were $231.5 million compared to $235.8 million for the nine months ended September 30, 2022. Manufacturing segment revenues for the nine months ended September 30, 2023 were $221.9 million compared to $226.5 million for the corresponding prior year period. The $4.6 million decrease in Manufacturing segment revenues was driven by a decrease in the volume of railcar units delivered. Railcar deliveries in the nine months ended September 30, 2023 totaled 2,001 units, consisting of 1,686 new railcars and 315 rebuilt railcars, compared to 2,034 units in the same period of 2022, consisting of 1,331 new railcars and 703 rebuilt railcars. Corporate and Other revenues were $9.6 million for the nine months ended September 30, 2023 and $9.2 for the nine months ended September 30, 2022.

Gross Profit

Our consolidated gross profit was $29.7 million for the nine months ended September 30, 2023 compared to $21.2 million for the nine months ended September 30, 2022. Manufacturing segment gross profit was $26.0 million for the nine months ended September 30, 2023 compared to $18.6 million for the nine months ended September 30, 2022. The $8.5 million increase in consolidated gross profit and $7.4 million increase in Manufacturing segment gross profit reflect a favorable price mix variance.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2023 were $19.8 million compared to $21.9 million for the nine months ended September 30, 2022. The $2.2 million decrease in consolidated selling, general and administrative expenses for the nine months ended September 30, 2023 was primarily due to $1.8 million decrease in stock-based compensation expenses and $1.4 million decrease in legal expenses, partially offset by $0.7 million increase in consulting expenses and $0.2 million increase in Corporate related payroll expenses. Manufacturing segment selling, general and administrative expenses were $1.9 million for the nine months ended September 30, 2023 and $2.1 million the nine months ended September 30, 2022. Manufacturing segment selling, general and administrative expenses were 0.9% of revenue for each of the nine months ended September 30, 2023 and 2022. Corporate and Other selling, general and administrative expenses were $17.9 million for the nine months ended September 30, 2023 compared to $19.8 million for the nine months ended September 30, 2022. The $1.9 million decrease in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned decreases in stock-based compensation expenses and legal expenses, offset by increases in consulting and Corporate payroll expenses.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the nine months ended September 30, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million. We did not sell any railcars available for lease during the nine months ended September 30, 2022.

Loss on Pension Settlement

Loss on pension settlement for the nine months ended September 30, 2023 was $0.3 million related to a one-time, lump sum pay-out. Loss on pension settlement for the nine months ended September 30, 2022 was $8.1 million related to an annuity purchase agreement.

Operating Income (Loss)

Our consolidated operating income for the nine months ended September 30, 2023 was $10.2 million compared to $8.8 million operating loss for the nine months ended September 30, 2022 driven primarily by the previously mentioned decrease in pension settlement loss and favorable price mix variance, as well as the decrease in selling, general and administrative expenses. Operating income for the Manufacturing segment was $24.8 million for the nine months ended September 30, 2023 compared to an operating income of $16.5 million for the nine months ended September 30, 2022, reflecting the favorable price mix variance and decrease in selling, general and administrative expenses during the nine months ended September 30, 2023 compared to the 2022 period. Corporate and Other operating loss was $14.6 million for the nine months ended September 30, 2023 compared to $25.3 million for the nine months ended September 30, 2022. The $10.7 million decrease in operating loss is primarily a result of the previously mentioned decreases in pension settlement loss and selling, general and administrative expenses.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended September 30, 2023 was $14.9 million due to the settlement of the Term Loan Credit Agreement through the issuance of Series C Preferred Stock and the termination of the M&T Credit Agreement and Forbearance Agreement. There was no loss on extinguishment of debt for the nine months ended September 30, 2022.

Income Taxes

Our income tax provision was $0.9 million for the nine months ended September 30, 2023 compared to $1.9 million for the nine months ended September 30, 2022.

Net Loss

As a result of the changes and results discussed above, net loss was $20.7 million for the nine months ended September 30, 2023 compared to $29.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, basic and diluted net loss per share was $0.94 compared to $1.19 for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below. See Note 8 - Debt Financing and Revolving Credit Facilities for defined terms.

Preferred Share Issuance

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

Upon the Closing, the Company settled $60,178 in-full all of the principal amount of the outstanding Term Loan Credit Agreement, together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement through the issuance of the Series C Preferred Stock, resulting in a loss on extinguishment of $17,772. Any excess proceeds are to be used for general corporate purposes.

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

Warrants

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of September 30, 2023 and December 31, 2022, the 2020 Warrant was exercisable for an aggregate of 8,712,618 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of September 30, 2023 and December 31, 2022, the 2021 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, 2022 Warrant, and 2023 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of September 30, 2023.

Warrant liability as of December 31, 2022	$31,028
Warrant issued	$3,544
Change in fair value	1,869
Warrant liability as of September 30, 2023	$36,441

The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statement of operations.

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

In September 2023, the Revolving Loan Parties entered into a Third Amendment to Amended and Restated Loan and Security Agreement, which amends the Amended and Restated Loan and Security Agreement, dated July 30, 2021, as amended by the First Amendment to Amended and Restated Loan and Security Agreement, dated February 23, 2022, and by the Second Amendment to Amended and Restated Loan and Security Agreement, dated May 22, 2023, by and among the Revolving Loan Parties.

The Third Amendment to Amended and Restated Loan and Security Agreement, among other things, (i) extended the scheduled maturity date of the Siena Loan Agreement from October 8, 2023 to October 31, 2024, and (ii) increased the Maximum Revolving Facility Amount by $10.0 million to a total of $45.0 million, provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Siena Loan Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the Siena Loan Agreement, as amended by the Third Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the Siena Loan Agreement) for Revolving Loans will be exceeded.

The outstanding debt under the Third Amendment to Amended and Restated Loan and Security Agreement bears the same interest under the First Amendment to Amended and Restated Loan and Security Agreement as described above. As of September 30, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 10% and under the First Amendment to Amended and Restated Loan and Security Agreement was 10.5%.

As of September 30, 2023, the Company had $31,062 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $1,467. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020, $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021, and $352 in additional deferred financing costs related to the Third Amendment to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $5.1 million and $4.1 million as of September 30, 2023 and December 31, 2022, respectively. Restricted deposits of $0.3 million as of each of September 30, 2023 and December 31, 2022 relate to a customer deposit for the purchase of railcars. Restricted deposits of $3.6 million as of each of September 30, 2023 and December 31, 2022 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of September 30, 2023 are a requirement as long as the performance guarantees are in place. Restricted deposits of $1.2 million as of September 30, 2023 and $0.2 million as of December 31, 2022 relate to an employee savings fund paid biannually in Mexico.

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

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(26,410)	$(13,585)
Investing activities	(615)	(3,380)
Financing activities	4,492	9,096
Total	$(22,533)	$(7,869)

Operating Activities. Our net cash used in operating activities reflects net loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash used in operating activities for the nine months ended September 30, 2023 was $26.4 million compared to net cash used in operating activities of $13.6 million for the nine months ended September 30, 2022. Our net cash used in operating activities for the nine months ended September 30, 2023 reflects changes in working capital, primarily an increase in inventory of $57.2 million related to inventory to be used in production of railcars to be delivered during the fourth quarter of 2023, offset by an increase of $19.6 million customer deposits during the nine months ended September 30, 2023. Our net cash used in operating activities for the nine months ended September 30, 2022 reflects changes in working capital, including an increase in accounts payable of $4.4 million and a decrease in VAT receivable of $24.6 million, all of which were partially offset by increases in both accounts receivable of $2.6 million and inventory of $30.1 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2023 was $0.6 million and consisted of $8.4 million proceeds from the sale of railcars available for lease, net of selling costs, offset by capital expenditures of $9.0 million related to the expansion of the Castaños Facility. Net cash used in investing activities for the nine months ended September 30, 2022 was $3.4 million and consisted of capital expenditures related to the expansion of the Castaños Facility.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2023 was $4.5 million which primarily included $13.3 million proceeds from the issuance of Series C Preferred Stock, net of issuance costs, partially offset by net repayments on revolving line of credit of $7.9 million. Net cash provided by financing activities for the nine months ended September 30, 2022 was $9.1 million which consisted of $84.4 million of borrowings on our revolving line of credit, offset by $75.2 million of repayments on our revolving line of credit.

Capital Expenditures

Our capital expenditures were $9.0 million in the nine months ended September 30, 2023, compared to $3.4 million in the nine months ended September 30, 2022. We anticipate capital expenditures during 2023 to be in the range of $12.0 million to $13.0 million, primarily related to the expansion of the Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2023. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 21, 2023, by and among the Company and certain of its subsidiaries and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 26,2023).

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

FREIGHTCAR AMERICA, INC.

Date: November 6, 2023	By:	/s/ JAMES R. MEYER
James R. Meyer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 6, 2023	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)