Form 10-K
period 2023-12-31
FreightCar America, Inc.
filed 2024-03-18
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was $37.2 million, based on the closing price of $2.98 per share on the Nasdaq Global Market.

As of March 14, 2024, there were 18,345,488 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K

Portions of the registrant’s definitive Proxy Statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2023

Part III

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

FreightCar America, Inc., a Delaware corporation (“FCA”), with its subsidiaries (the “Company”, “we”, “us”, and “our” refers to FCA and its subsidiaries), is a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America, including box cars, open top hoppers, covered hoppers, and gondolas along with intermodal and non-intermodal flat cars. We and our predecessors have been manufacturing railcars since 1901. Over the last several years, we have introduced a number of new or redesigned railcar types as we continue to diversify our product portfolio.

Our primary customers are shippers, railroads, and financial institutions which represented 33%, 16% and 47%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2023. In the year ended December 31, 2023, we delivered 3,022 railcars, including 2,707 new railcars and 315 rebuilt railcars, compared to 3,184 railcars, including 2,281 new railcars and 903 rebuilt railcars, delivered in the year ended December 31, 2022. Our total backlog of firm orders for railcars increased from 2,445 railcars as of December 31, 2022 to 2,914 railcars as of December 31, 2023. Our backlog as of December 31, 2023 includes a variety of railcar types and the estimated sales value of the backlog is $348 million.

Our website is www.freightcaramerica.com. We make available, free of charge, on or through our website items related to corporate governance, including, among other things, our corporate governance guidelines, charters of various committees of our Board of Directors (the “Board”) and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., 125 S. Wacker Drive, Suite 1500, Chicago, Illinois 60606.

OUR PRODUCTS AND SERVICES

We design and manufacture a broad variety of freight cars including box cars, covered hoppers, open top hoppers, gondolas, intermodal and non-intermodal flat cars that transport numerous types of dry bulk and containerized freight products.

In the last seven years, we have added 22 new or redesigned products to our portfolio, including box cars in 50’ and 60’ lengths; various covered hopper cars with cubic capacities from 3,282 to 6,500 cubic feet; open top hopper car designs for ballast, ore and coke with manual or automatic door systems; Versaflood II ™ open top hoppers in all steel and hybrid configurations (aluminum/stainless steel) with a patented automatic door system; 52’ and 66’ mill gondolas in multiple cubic capacities; rotary and non-rotary aggregate gondolas; triple hoppers in all steel and hybrid configurations; intermodal flats (including single unit, 2 unit and 3 unit, 53’ well cars) and non-intermodal flat cars including 64’ - 89’ length for general purpose, steel slab (hot and cold); and bulkhead flats. Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

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

•
Covered Hopper Cars. Our covered hopper railcar product offerings encompass a wide range of cubic foot (“cf”) capacity designs for shipping dry bulk commodities of varying densities including: 3,282 cf covered hopper cars for cement, sand and roofing granules; 4,300 cf covered hopper cars for potash or similar commodities; 5,200 cf, 5,400 cf, 5,450 cf, 5,700 cf and

5,800 cf-covered hopper cars for grain and other agricultural products; and 5,850 cf and 6,500 cf covered hopper cars for plastic pellets.

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

•
Aluminum Coal Cars. The BethGon® is the leader in the aluminum-bodied coal gondola railcar segment. Since we introduced the steel BethGon railcar in the late 1970s and the aluminum BethGon® railcar in 1986, the BethGon® railcar has become the most widely used coal car in North America. Our current BethGon II features lighter weight, higher capacity and increased durability suitable for long-haul coal carrying railcar service. We have received several patents on the features of the BethGon II and continue to explore ways to increase the BethGon II’s capacity and reliability.

Our aluminum bodied open-top hopper railcar, the AutoFlood™, is a five-pocket coal car equipped with a bottom discharge gate mechanism. We began manufacturing AutoFlood™ railcars in 1984, and introduced the AutoFlood II and AutoFlood III designs in 1996 and 2002, respectively. Both the AutoFlood II and AutoFlood III designs incorporate the automatic rapid discharge system, the MegaFlo™ door system, a patented mechanism that uses an over-center locking design, enabling the cargo door to close with tension rather than by compression. Further, AutoFlood™ railcars can be equipped with rotary couplers to permit rotary unloading.

•
Stainless Steel and Hybrid Stainless Steel/Aluminum Coal Cars. We manufacture a series of stainless steel and hybrid stainless steel and aluminum AutoFlood™ and BethGon® coal cars designed to serve the Eastern railroads. These coal cars are designed to withstand the rigors of Eastern coal transportation service. They offer a unique balance of maximized payload, light weight, efficient unloading and long service life. Our coal car product offerings include aluminum-bodied flat-bottom gondola railcars and steel or stainless steel-bodied triple hopper railcars for coal, metallurgical coke and petroleum coke service.

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

MANUFACTURING

Our railcar production facility in Castaños, Coahuila, Mexico (the “Castaños Facility”) is certified by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control. Our Castaños Facility began production during the third quarter of 2020 and provides a solid platform from which to pursue a broad range of commodity carrying railcar business including intermodal well cars, non-intermodal flat cars and various open-top hopper, covered hopper and gondola cars.

Our manufacturing process involves four basic steps: fabrication, assembly, finishing and inspection. Our facility has numerous checkpoints at which we inspect products to maintain quality control, a process that our operations management continuously monitors. In our fabrication processes, we employ standard metal working tools, many of which are computer controlled. Each assembly line typically involves 15 to 20 manufacturing positions, depending on the complexity of the particular railcar design. We use mechanical fastening in the fitting and assembly of our aluminum-bodied and hybrid railcars, while we typically use welding for the assembly of our steel-bodied railcars. For aluminum-bodied railcars, we begin the finishing process by cleaning the railcar’s surface and then applying the decals. In the case of steel-bodied railcars, we begin the finishing process by blasting the surface area of the railcar, painting it and then applying decals. Once we have completed the finishing process, our employees, along with representatives of the customer purchasing the particular railcars, inspect railcars for adherence to specifications.

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

In 2023, revenue from the Company’s top three customers accounted for 19%, 16% and 15%, respectively, of total revenue. In 2023, sales to our top five customers accounted for approximately 69% of total revenue. In 2022, revenue from the Company’s top three customers accounted for approximately 20%, 19% and 16%, respectively, of total revenue. In 2022, sales to our top five customers accounted for approximately 76% of total revenue. We did not have any railcar sales to customers outside the United States in 2023 and 2022. Many of our customers do not purchase railcars every year because railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

Our direct sales group is organized by customer and geography and consists of vice presidents of sales (“VPs”), a contract administrator, a manager of customer service, a director of field support, and support staff. The VPs are responsible for developing and closing new business and managing customer relationships. Our contract administrator is responsible for preparing proposals and other inside sales activities. Our director of field support is responsible for after-sale follow-up, technical support, training, and in-field product performance reviews and warranty.

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

BACKLOG

We define backlog as the value of those products or services which our customers have committed in writing to purchase from us when built, but which have not yet been recognized as sales. Our contracts may include cancellation clauses under which customers are required, upon cancellation of the contract, to reimburse us for costs incurred in reliance on an order and in some cases, to compensate us for lost profits. However, customer orders may be subject to customer requests for delays in railcar deliveries, inspection rights and other customary industry terms and conditions, which could prevent or delay backlog from being converted into sales.

The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, for the periods shown (in thousands).

	Year Ended December 31,
	2023	2022
Railcar backlog at start of period	2,445	2,323
Net railcar orders received	3,491	3,306
Railcars delivered	(3,022)	(3,184)
Railcar backlog at end of period (1)	2,914	2,445
Estimated revenue from backlog at end of period (in thousands) (2)	$348,229	$287,969

(1)
Railcar backlog includes 190 and 423 rebuilt railcars as of December 31, 2023 and 2022, respectively.
(2)
Estimated revenue from backlog reflects the total revenue attributable to the backlog reported at the end of the period as if such backlog were converted to actual sales. Estimated revenue from backlog as of December 31, 2023 includes $14,850 that is not expected to be converted to sales within one year. Estimated revenue from backlog does not reflect potential price increases and decreases under customer contracts that provide for variable pricing based on changes in the cost of raw materials.

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

Aluminum prices generally are not fixed at the time a railcar order is accepted due to our infrequent usage and subsequent low volume purchases of aluminum from our two primary suppliers. Steel prices generally are not fixed at the time a railcar order is accepted due to fluctuations in market prices. In 2023 we completed the build out of our fabrication shop at our Castaños Facility. Roughly 60% of fabricated parts were produced internally with the balance being sourced from local suppliers.

Our primary component suppliers supply us with truck components, brake components, and couplers, wheels and axles. We use a sole supplier of our roll-formed center sills, which were used in 27% and 53% of our new railcars produced in 2023 and 2022, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. A change in mix explains the decrease year-over-year as not all car types use a roll formed center sill.

Other suppliers provide brake systems, castings, bearings and various other components. The railcar industry is periodically subject to supply constraints for some of the key railcar components.

Except as described above, there are usually at least two suppliers for each of our raw materials and specialty components. Our top ten suppliers accounted for 60% and 62% of our total purchases in 2023 and 2022, respectively.

COMPETITION

We operate in a competitive marketplace, especially in periods of low market demand resulting in excess manufacturing capacity and face substantial competition from established competitors in the railcar industry in North America. Competition in the North American market from railcar manufacturers located outside of North America is limited by, among other factors, high shipping costs and familiarity with the North American market.

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

HUMAN CAPITAL

Employees

As of December 31, 2023, we had 2,023 employees, of which 398 were salaried, and 1,625 were hourly wage earners represented by unions in the United States and Mexico. As of December 31, 2023, 1,961 of our employees were based in Mexico, 60 were based in the U.S. and 2 were based in China. As of December 31, 2022, we had 1,435 employees, of whom 319 were salaried and 1,116 were hourly wage earners. As of December 31, 2022, 1,381 of our employees were based in Mexico, 52 were based in the U.S. and 2 were based in China.

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

Safety, Well-Being and Human Rights

The safety and well-being of our employees is paramount to our business and we are committed to protecting our employees everywhere we operate. Our Code of Business Conduct and Ethics establishes the baseline requirements of our compliance program and promotes an environment where everyone is treated ethically and with respect, including but not limited to, our employees, suppliers, and customers.

COMMITMENT TO CORPORATE RESPONSIBILITY

We are committed to growing our business in a sustainable and socially responsible manner with strong governance principles in place. The Nominating and Corporate Governance Committee of our Board has oversight of, and periodically reviews, our policies and programs related to environmental stewardship, social responsibility and governance matters. The Nominating and Corporate Governance Committee meets periodically with senior management to develop, assess and prioritize key corporate responsibility topics that enhance long-term value for the Company and our stakeholders.

Environmental Stewardship

To minimize the environmental impact of our business, we have introduced lighter weight freight cars which require less energy to manufacture and offer higher capacity than the freight cars they replace. We are also a leader in the railcar conversion and rebody space, with over 14,000 conversion and rebody projects completed over the last decade. Our conversion and rebody projects use scrap materials from underutilized and inefficient railcar assets to support a more sustainable steel manufacturing process and the reuse of key components, contributing to reduced energy consumption and greenhouse gas emissions.

Social Responsibility

We continuously strive to improve the health, safety and well-being of our employees, foster an inclusive and collaborative workplace, promote opportunities for professional development, and actively contribute to the communities in which we operate. Workplace safety is a top priority for the Company and we are focused on improving our safety performance with a goal of zero injuries and incidents. Our safety performance is regularly monitored by our senior leadership team, our CEO, and our Board.

Governance

Our governance structure is designed to provide accountability for responsible business practices, facilitate transparency and ultimately promote the long-term interests of our stakeholders. We strive to ensure that all our employees act ethically and with integrity in all aspects of their work. A majority of our Board includes diverse and/or independent Board members with extensive experience and expertise in a variety of industries. Our Board provides counsel to and oversight of the senior management team to ensure that our business strategies align with our corporate responsibility goals.

GOVERNMENTAL REGULATION

Railcar Industry

The Federal Railroad Administration (“FRA”) administers and enforces U.S. federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for freight railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to freight railcars in interchange and other matters. The AAR also certifies freight railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States as well as providers of railcar repair and maintenance services. New products must generally undergo AAR testing and approval processes. As a result of these regulations, we must maintain certifications with the AAR as a freight railcar manufacturer and products that we sell must meet AAR and FRA standards.

We are also subject to oversight in other jurisdictions by foreign regulatory agencies and to the extent that we expand our business internationally, we may be subject to the laws and regulations of other non-U.S. jurisdictions.

Environmental Matters

Our business operations are subject to various federal, state and local environmental laws, regulations, and permit requirements administered by authorities in jurisdictions where we do business, mainly, the United States and Mexico, including those governing air quality and the handling, disposal and remediation of waste products, fuel products and hazardous substances. Although we believe that we are in material compliance with all of the various regulations and permits applicable to our business, we may not at all times be in compliance with such requirements, and our business and railcar fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

We are cognizant of the evolving risks associated with cybersecurity and recognize a material cybersecurity incident could adversely impact our financial results and condition. We further recognize the importance of maintaining processes to identify, mitigate, and manage those cybersecurity threats. No cybersecurity threats occurred during the year ended December 31, 2023 that have had, or are reasonably likely to have had, a material impact on our business or financial results.

We utilize the National Institute of Standards and Technology (“NIST”) framework with our security program to identify, mitigate, and manage cybersecurity risks. We have implemented controls and a formal security policy following this framework. This security policy functions in conjunction with other policies, such as our acceptable use policy and our mobile device policy. We also maintain a specific incident response policy and procedure document including notification and participation of key workforce personnel and external stakeholders to contain, eradicate, and recover from any security incidents.

The Company emphasizes the importance of security awareness to our workforce through the administration of third-party cybersecurity training and prioritizes the monitoring and prevention of unauthorized access to Company information technology (“IT”) assets such as networks, computers, mobile devices, applications, and stored information. Our internal IT team considers cybersecurity capabilities of third-party service providers prior to engaging them and on an ongoing basis. Our key external IT vendors provide the Company with system and organizational control reports that are reviewed by our internal IT team and may reveal potential security risks.

A third-party managed security services provider (“MSSP”) works in tandem with our internal IT team to implement and maintain processes and procedures to detect and handle identified security incidents, including the performance of phishing simulations to evaluate our workforce’s ability to recognize malicious emails. Our MSSP team leaders have significant experience working in cybersecurity and employ a trained workforce designed to provide proactive and comprehensive cybersecurity care. Together with our MSSP, we also monitor the frequency and extent of cybersecurity threats and update our processes and procedures as necessary. On an annual basis, our internal auditors perform penetration testing and other assessments.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee primary responsibility for oversight of our risk management programs, including processes and procedures related to cybersecurity threats and incidents. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Company’s cybersecurity risk management program is under the direction of our Director of IT, who reports directly to our Chief Financial Officer. Our Director of IT drives collective focus and central coordination of our cybersecurity risk management program internally and oversees our retained external MSSP personnel. Management reports to the Audit Committee, at least quarterly, and more frequently if needed, on the Company’s cybersecurity risk management program, including periodic assessments and tests addressing cybersecurity threats and incidents

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2023:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	8,800 square feet	Leased	November 30, 2031
Railcar assembly and component manufacturing	Castaños, Mexico	658,128 square feet	Leased	September 30, 2040
Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2028
Sourcing office	Qingdao, China	1,485 square feet	Leased	October 31, 2025

Item 3. Legal Proceedings.

The information in response to this item is included in Note 17, Risks and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.01 per share (the “Common Stock”) has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. As of March 14, 2024, there were approximately 66 holders of record of our Common Stock, which does not include persons whose shares of Common Stock are held by a bank, brokerage house or clearing agency.

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

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America. We have been manufacturing railcars since 1901.

Railcar deliveries totaled 3,022 railcars, consisting of 2,707 new railcars and 315 rebuilt railcars, for the year ended December 31, 2023, compared to 3,184 railcars delivered in the year ended December 31, 2022, consisting of 2,281 new railcars and 903 rebuilt railcars. Our total backlog of firm orders for railcars increased from 2,445 railcars as of December 31, 2022 to 2,914 railcars as of December 31, 2023. The estimated sales value of the backlog was $348 million and $288 million, respectively, as of December 31, 2023 and 2022.

FINANCIAL STATEMENT PRESENTATION

(In thousands, except for share and per share data and unless otherwise noted)

Revenues

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products such as coal, steel products, minerals, cement, motor vehicles, forest products and agricultural commodities. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from major railcar rebuilds and lease rental payments received with respect to railcars under operating leases. Our Corporate and Other revenue sources include parts sales.

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

Cost of sales

Our cost of sales includes the cost of raw materials such as aluminum and steel, as well as the cost of finished railcar components, such as castings, wheels, truck components and couplers, and other specialty components. Our cost of sales also includes labor, utilities, freight, manufacturing depreciation and other operating costs. Given steel prices are subject to volatility and make up a large portion of our cost of sales, we typically use supplier commitment and/or price escalation clauses to reduce the impact of steel volatility on our operating results. We manage material price increases by locking in prices where possible.

Operating loss

Operating loss represents revenues less cost of sales, loss on pension settlement, and selling, general and administrative expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Revenues

Our consolidated revenues for the year ended December 31, 2023 were $358.1 million compared to $364.8 million for the year ended December 31, 2022. Manufacturing segment revenues for the year ended December 31, 2023 were $345.9 million compared to $352.9 million for the year ended December 31, 2022. The decrease in Manufacturing segment revenues for 2023 compared to 2022 reflects a decrease in the number of railcars delivered from 3,184 railcars in 2022 to 3,022 railcars in 2023, primarily attributed to disruption in the movement of railcars between country borders. Corporate and Other revenues for the year ended December 31, 2023 were $12.2 million compared to $11.9 million for the year ended December 31, 2022, reflecting higher parts sales.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2023 was $41.8 million compared to $25.8 million for the year ended December 31, 2022. Our consolidated gross margin was 11.7% for the year ended December 31, 2023 compared to 7.1% for the year ended December 31, 2022. Manufacturing segment gross profit for the year ended December 31, 2023 was $37.2 million compared to $22.2 million for the year ended December 31, 2022. The $16 million increase in consolidated gross profit and $15 million increase in Manufacturing segment gross profit reflect favorable product mix and improved margins per car.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2023 were $27.5 million compared to $28.2 million for the year ended December 31, 2022. Consolidated selling, general and administrative expenses for the year ended December 31, 2023 included a decrease in legal expenses of $1.1 million. Consolidated selling, general and administrative expenses were 7.7% of revenue for the years ended December 31, 2023 and December 31, 2022. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2023 were $2.1 million compared to $2.8 million for the year ended December 31, 2022. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2023 were 0.6% of revenue compared to 0.8% of revenue for the year ended December 31, 2022. Corporate and Other selling, general and administrative expenses were $25.4 million for the year ended December 31, 2023 compared to $25.4 million for the year ended December 31, 2022. Corporate and Other selling, general and administrative expenses for the year ended December 31, 2023 included decreases in legal expenses of $1.0 million and stock-based compensation expenses of $0.9 million, offset by increases in corporate incentive plan bonus expenses of $1.0 million and consulting expenses of $0.3 million.

Impairment on Leased Railcars

For the year ended December 31, 2023, we recorded a pre-tax non-cash impairment charge related to our steel triple hopper aggregate railcars of $4.1 million due to management’s recoverability assessment in the fourth quarter of 2023. During the year ended December 31, 2022, we recorded a pre-tax non-cash impairment charge of $4.5 million related to our small cube covered hopper railcars due to a proposal to purchase a portion of the railcars. See Note 7 – Leased Railcars to our consolidated financial statements.

Gain on Sale of Railcars Available for Lease

Gain on sale of railcars available for lease for the year ended December 31, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million. We did not sell any railcars for lease during the year ended December 31, 2022.

Loss on Pension Settlement

Loss on pension settlement for the year ended December 31, 2023 was $0.3 million related to a one-time, lump sum pay-out. Loss on pension settlement for the year ended December 31, 2022 was $8.1 million related to an annuity purchase agreement.

Operating Income (Loss)

Our consolidated operating income for the year ended December 31, 2023 was $10.5 million compared to consolidated operating loss of $15.0 million for the year ended December 31, 2022. Operating income for the Manufacturing segment was $31.6 million for the year ended December 31, 2023 compared to operating income of $14.8 million for the year ended December 31, 2022. Corporate and Other operating loss was $21.1 million for the year ended December 31, 2023 compared to $29.8 million for the year ended December 31, 2022.

Interest Expense

Interest expense was $15.0 million for the year ended December 31, 2023 compared to $25.4 million for the year ended December 31, 2022. The decrease in interest expense is driven by the extinguishment of the M&T Credit Agreement and the Credit Agreement in 2023.

(Loss) Gain on Change in Fair Market Value of Warrant Liability

Loss on change in fair market value of warrant liability was $2.2 million for the year ended December 31, 2023 compared to gain on change in fair market value of warrant liability of $1.5 million for the year ended December 31, 2022. The increase in the loss was primarily driven by appreciation in the Company’s stock price during the year ended December 31, 2023 which is the primary driver in the valuation of the warrants.

Loss on Extinguishment of Debt

Loss on extinguishment of debt in the year ended December 31, 2023 was $14.9 million which primarily represents the loss on extinguishment of $17.8 million related to the extinguishment of the Credit Agreement through the issuance of Series C Preferred Stock, partially offset by the gain on extinguishment of $2.9 million related to the M&T Credit Agreement. There was no loss on extinguishment of debt for the year ended December 31, 2022.

Income Taxes

Our income tax provision was $1.5 million for the year ended December 31, 2023 compared to $2.3 million for the year ended December 31, 2022. Our income tax provision for the year ended December 31, 2023 reflects pre-tax income for our Mexico subsidiary. Our effective tax rate for the year ended December 31, 2023 was (6.8)% compared to (6.3)% for the year ended December 31, 2022.

Net Loss

As a result of the foregoing, our net loss was $23.6 million for the year ended December 31, 2023, compared to a net loss of $38.8 million for the year ended December 31, 2022. For the year ended December 31, 2023 our net loss per share was $1.18 compared to net loss per share of $1.56 for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

The Company was party to a Credit Agreement which closed and was funded on November 24, 2020, until May 22, 2023, when the loans under the Credit Agreement were converted into Series C Preferred Stock. See “Preferred Share Issuance” below. Details about the Credit Agreement can be found in Note 11 - Debt Financing and Revolving Credit Facilities.

Preferred Share Issuance

In March 2023 prior to the Delayed Draw Extension Deadline (as defined below), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company issued 85,412 shares upon closing of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Series C Preferred Stock”) at an initial stated value of $1,000 per share. Upon closing of the transactions contemplated by the Purchase Agreement on May 22, 2023 (the “Closing”), the Purchaser received a detached warrant to purchase 1,636,313 shares of Common Stock of the Company, for an exercise price equal to $3.57 (the “2023 Warrant”). See Note 12 - Mezzanine Equity and 2023 Warrant.

Upon the Closing, the Company settled $60,178 in-full all of the principal amount of the outstanding Credit Agreement (as defined below), together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Credit Agreement through the issuance of the Series C Preferred Stock, resulting in a loss on extinguishment of debt of $17,772. Any excess proceeds are to be used for general corporate purposes.

Reimbursement Agreement

The Company was party to a Reimbursement Agreement dated as of July 30, 2021, pursuant to which the Company shall pay to the Agent (as defined below), for the account of the Lender (as defined below) or a designee thereof a cash fee (the “Cash Fee”) which shall be due and payable in cash quarterly beginning on the date that the Maximum Equity (as defined below) has been issued and thereafter on the business day immediately succeeding the last business day of the applicable Measurement Period (as defined below). The Cash Fee (as defined below) shall be equal to $1,000, provided that, in the quarter in which the Maximum Equity is issued, such fee shall be equitably reduced by the value of any Equity Fee (as defined below) issued by the Company that quarter. In connection with the Closing, the Purchaser has agreed to reduce the Cash Fee paid by the Company to $375 per quarter.

Warrant

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of December 31, 2023 and 2022, the 2020 Warrant was exercisable for an aggregate of 8,712,618 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of December 31, 2023 and 2022, the 2021 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of December 31, 2023 and 2022, the 2022 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

The 2020 Warrant, 2021 Warrant, 2022 Warrant, and 2023 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of December 31, 2023.

Warrant liability as of December 31, 2022	$31,028
Warrant issued	$3,544
Change in fair value	2,229
Warrant liability as of December 31, 2023	$36,801

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

The Third Amendment to Amended and Restated Loan and Security Agreement, among other things, (i) extended the scheduled maturity date of the Siena Loan Agreement from October 8, 2023 to October 31, 2024, and (ii) increased the Maximum Revolving Facility Amount by $10,000 to a total of $45,000, provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Siena Loan Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the Siena Loan Agreement, as amended by the Third Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the Siena Loan Agreement) for Revolving Loans will be exceeded.

The outstanding debt under the Third Amendment to Amended and Restated Loan and Security Agreement bears the same interest under the First Amendment to Amended and Restated Loan and Security Agreement as described above. As of December 31, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 10% and under the First Amendment to Amended and Restated Loan and Security Agreement was 10.5%.

As of December 31, 2023, the Company had $29,415 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $10,853. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020, $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021, and $352 in additional deferred financing costs related to the Third Amendment to the Amended and Restated Loan and Security Agreement in 2023. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $1.0 million and $4.1 million as of December 31, 2023 and 2022, respectively. Restricted deposits of $0.3 million as of each of December 31, 2023 and 2022, respectively, relate to a customer deposit for purchase of railcars. Restricted deposits of $0.1 million and $3.6 million as of December 31, 2023 and 2022, respectively, are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of December 31, 2023 are a requirement as long as the performance guarantees are in place. Restricted deposits of $0.3 million and $0.2 million as of December 31, 2023 relate to an employee savings fund paid biannually in Mexico.

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

Benefits under our pension plan are frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2023, our benefit obligation under our defined benefit pension plan was $11.4 million, which exceeded the fair value of plan assets by $1.0 million. We made no contributions to our defined benefit pension plan during 2023 and are not required to make any contributions to our defined benefit pension plan in 2024. During 2023, the Company offered a one-time, lump-sum pay-out option to its terminated vested participants. During 2022, the Company purchased a non-participating annuity contract and transferred about 67.7% of its future benefit obligations to OneAmerica. See Note 14 - Employee Benefit Plans. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,769	$11,503
Investing activities	(4,366)	(7,816)
Financing activities	2,245	7,985
Total	$2,648	$11,672

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

Our net cash provided by operating activities for the year ended December 31, 2023 was $4.8 million compared to net cash provided by operating activities of $11.5 million for the year ended December 31, 2022. Our net cash provided by operating activities for the year ended December 31, 2023 reflects changes in working capital, including an increase in inventory of $61.0 million to meet production needs for the start-up of several new railcar orders, offset by an increase in accounts payable of $39.9 million related to those purchases of inventory. Our net cash provided by operating activities for the year ended December 31, 2022 reflects changes in working capital, including a decrease in VAT receivable of $24.9 million due to the Company’s receipt of VAT refunds, partially offset by an increase in inventory of $8.5 million to meet production needs for the start-up of several new railcar orders.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2023 was $4.4 million primarily as a result of $12.7 million capital expenditures, offset by $8.4 million proceeds from the sale of railcars available for lease. Net cash used in investing activities for the year ended December 31, 2022 was $7.8 million primarily as a result of capital expenditures.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2023 was $2.2 million and included net repayments on revolving line of credit of $9.5 million, proceeds from issuance of preferred shares of $13.3 million and principal payments on the finance lease of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2022 was $8.0 million and included net borrowings on revolving line of credit of $8.8 million and principal payments on the finance lease of $0.7 million.

Capital Expenditures

Our capital expenditures were $12.7 million for the year ended December 31, 2023 compared to $7.8 million for the year ended December 31, 2022 and primarily related to the expansion of the Castaños Facility. We anticipate capital expenditures during 2024 to be approximately $5.0 million to $7.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include useful lives of long-lived assets, warranty accruals, pension benefit assumptions, evaluation of property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

In the fourth quarter of 2023, we initiated the process to gain possession of our fleet of triple hopper aggregate railcars under lease with the intention of repairing or converting and selling these railcars. As such, we performed a cash flow recoverability test of our fleet of triple hopper aggregate railcars and compared the undiscounted cash flows to the carrying value of the assets. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of these railcars and determine the amount of an impairment loss, if any. The results of our analysis indicated an estimated fair value of the asset group of approximately $2.8 million, in comparison to the asset group's carrying amount of $6.9 million. As a result of this analysis we recorded a pre-tax non-cash impairment charge of $4.1 million related to our triple hopper aggregate railcars during the fourth quarter of 2023.

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

In 2023, we assumed that the expected long-term rate of return on pension plan assets would be 3.00%. As permitted under ASC 715, Compensation - Retirement Benefits, the assumed long-term rate of return on assets is applied to the fair value of assets. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2023:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$ (106)	$ 106
Effect on pension settlement	6	(6)

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2023, we determined this rate on our pension plan to be 5.01%, a decrease of 0.21% from the 5.22% rate used at December 31, 2022. A change of one hundred basis points in the discount rates used during the year ended December 31, 2023 would have the following effect:

	1% Increase	1% Decrease
	(in thousands)
Effect on net periodic benefit cost	$ (2)	$ (4)
Effect on pension settlement	(40)	41

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations at December 31, 2023.

For the years ended December 31, 2023 and 2022, we recognized consolidated pre-tax pension benefit cost (income) of $0.4 million and $(0.6) million, respectively. We are not required to make any contributions to our pension plan during 2024. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is “Fully Funded” as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding pension contributions with cash from operations.

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

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets, liabilities and any valuation allowances recorded against the deferred tax assets. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In evaluating whether it is more likely than not that our net deferred tax assets will be realized, we consider both positive and negative evidence including the reversal of existing taxable temporary differences, taxable income in prior carryback years if carryback is permitted under the tax law and such taxable income has not previously been used for carryback, future taxable income exclusive of reversing temporary differences and carryforwards based on near-term and longer-term projections of operating results, the length of the carryforward period, and tax planning strategies. We evaluate the realizability of our net deferred tax assets and assess the valuation allowance on a quarterly basis, adjusting the amount of such allowance, if necessary. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins and loss of market share.

As of December 31, 2023 and 2022, we concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. As of December 31,

2023, we had deferred tax assets of $87.7 million for which there was a valuation allowance of $71.6 million and we had total net deferred tax assets of $3.8 million.

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

Revenue recognition

We generally recognize revenue at a point in time as we satisfy a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when the finished railcar is transferred to a specified railroad connection point. In certain sales contracts, revenue is recognized when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits, from the asset. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. We treat shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. We generally do not provide discounts or rebates in the normal course of business. As a practical expedient, we recognize the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that we otherwise would have recognized is one year or less. Performance obligations are satisfied and we recognize revenue from most parts sales when the parts are shipped to customers. We recognize operating lease revenue on Railcars Available for Lease on a straight-line basis over the contract term. We recognize proceeds from the sale of Railcars Available for Lease on a net basis as Gain (Loss) on Sale of Railcars Available for Lease since the sale represents the disposal of a long-term operating asset.

We recognize a loss against related inventory when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve potential risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These potential risks and uncertainties relate to, among other things, the cyclical nature of our business; adverse economic and market conditions; material disruption in the movement of rail traffic for deliveries; fluctuating costs of raw materials, including steel and aluminum; delays in the delivery of raw materials; our ability to maintain relationships with our suppliers of railcar components; the competitive nature of our industry, our reliance upon a small number of customers that represent a large percentage of our sales; the variable purchase patterns of our customers and the timing of completion; delivery and customer acceptance of orders; potential financial and operational impacts of the COVID-19 pandemic; the competitive nature of our industry; fluctuating costs of raw materials, including steel and aluminum, delays in the delivery of raw materials, the risk of lack of acceptance of our new railcar offerings by our customers; and other competitive factors. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FreightCar America, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mezzanine Equity and 2023 Warrant

As described further in Note 12 to the financial statements, in March 2023, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued 85,412 shares upon Closing of new non-convertible Series C Preferred Stock of the Company (“mezzanine equity”), with a par value $0.01 at an initial stated value of $1,000 per share. Contemporaneously with closing of the transaction, the Company entered into a Warrant to Purchase Common Stock agreement and issued liability-classified warrants to purchase 1,636,313 shares of Common Stock of the Company, for an exercise price equal to $3.57. We identified the mezzanine equity and 2023 warrant issuance as a critical audit matter.

The principal considerations for our determination that the mezzanine equity and 2023 warrant issuance is a critical audit matter are (i) the significant management judgment required in the applicable accounting guidance; (ii) the complexity of the accounting guidance in these areas; and (iii) the significant unusual nature of the transactions.

Our audit procedures related to the mezzanine equity issuance included the following, among others: (i) obtaining and evaluating the underlying Securities Purchase and Warrant to Purchase Common Stock agreements; (ii) evaluating the Company’s analysis of the accounting of the mezzanine equity and warrants issued in accordance with relevant accounting standards; (iii) evaluating the skills of the professionals who oversee the accounting of the refinancing and the controls over the analysis for the reporting of the accounting considerations and (iv) developing an independent estimate for the relative fair value of the warrants issued based on assumptions and data used by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 18, 2024

FreightCar America, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$40,560	$37,912
Accounts receivable, net of allowance for doubtful accounts of $18 and $126 respectively	6,408	9,571
VAT receivable	2,926	4,682
Inventories, net	125,022	64,317
Assets held for sale	—	3,675
Related party asset	638	3,261
Prepaid expenses	4,867	5,470
Total current assets	180,421	128,888
Property, plant and equipment, net	31,258	23,248
Railcars available for lease, net	2,842	11,324
Right of use asset operating lease	2,826	1,596
Right of use asset finance lease	40,277	33,093
Other long-term assets	1,835	1,589
Total assets	$259,459	$199,738
Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$84,417	$48,449
Related party accounts payable	2,478	3,393
Accrued payroll and other employee costs	5,738	4,081
Accrued warranty	1,602	1,940
Current portion of long-term debt	29,415	40,742
Other current liabilities	13,711	7,380
Total current liabilities	137,361	105,985
Long-term debt, net of current portion	—	51,494
Warrant liability	36,801	31,028
Accrued pension costs	1,046	1,040
Lease liability operating lease, long-term	3,164	1,780
Lease liability finance lease, long-term	41,273	33,245
Other long-term liabilities	2,562	3,750
Total liabilities	222,207	228,322
Commitments and contingencies (Note 12)
Mezzanine equity
Series C Preferred stock, $0.01 par value, 85,412 shares authorized, 85,412 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively. Liquidation value $95,048 and $0 at December 31, 2023 and December 31, 2022, respectively.	83,458	—
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,903,437 and 17,223,306 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	210	203
Additional paid-in capital	94,067	89,104
Accumulated other comprehensive income	2,365	1,022
Accumulated deficit	(142,848)	(118,913)
Total stockholders' deficit	(46,206)	(28,584)
Total liabilities, mezzanine equity and stockholders’ deficit	$259,459	$199,738

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Year Ended
	December 31,
	2023	2022

Revenues	$358,093	$364,754
Cost of sales	316,330	338,931
Gross profit	41,763	25,823
Selling, general and administrative expenses	27,489	28,227
Impairment on leased railcars	4,091	4,515
Gain on sale of railcars available for lease	622	—
Loss on pension settlement	313	8,105
Operating income (loss)	10,492	(15,024)
Interest expense	(15,031)	(25,423)
(Loss) gain on change in fair market value of Warrant liability	(2,229)	1,486
Loss on extinguishment of debt	(14,880)	—
Other (expense) income	(440)	2,426
Loss before income taxes	(22,088)	(36,535)
Income tax provision	1,501	2,312
Net loss	$(23,589)	$(38,847)
Net loss per common share – basic	$(1.18)	$(1.56)
Net loss per common share – diluted	$(1.18)	$(1.56)
Weighted average common shares outstanding – basic	28,366,457	24,838,399
Weighted average common shares outstanding – diluted	28,366,457	24,838,399

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2023	2022

Net loss	$(23,589)	$(38,847)
Other comprehensive income, net of tax:
Loss on pension settlement	313	8,105
Unrealized gain on foreign currency derivatives	606	—
Pension and postretirement liability adjustments, net of tax	424	(1,561)
Comprehensive loss	$(22,246)	$(32,303)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

	FreightCar America Stockholders
							Accumulated
	Mezzanine Equity					Additional	Other		Total
	Series C Preferred Stock		Common Stock			Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount		Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2021	-	$-	15,947,228	$190		$83,742	$(5,522)	$(80,066)	$(1,656)
Net loss	-	-	-	-		-	-	(38,847)	(38,847)
Other comprehensive income	-	-	-	-		-	6,544	-	6,544
Restricted stock awards	-	-	386,908	4		(4)	-	-	-
Stock options exercised	-	-	5,292	-		-	-	-	-
Employee stock settlement	-	-	(15,158)	-		(57)	-	-	(57)
Forfeiture of restricted stock awards	-	-	(81,394)	(1)		(68)	-	-	(69)
Stock-based compensation recognized	-	-	-	-		1,501	-	-	1,501
Equity Fees	-	-	980,430	10		3,990	-	-	4,000
Balance, December 31, 2022	-	$-	17,223,306	$203		$89,104	$1,022	$(118,913)	$(28,584)

Balance, December 31, 2022	-	$-	17,223,306	$203		$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-	-	-		-	-	(23,589)	(23,589)
Other comprehensive income	-	-	-	-		-	1,343	-	1,343
Issuance of Series C preferred shares, net of issuance costs	85,412	83,458	-	-		-	-	(346)	(346)
Restricted stock awards	-	-	453,258	4	-	(4)	-	-	-
Employee stock settlement	-	-	(31,888)	-		(106)	-	-	(106)
Exercise of stock appreciation rights	-	-	4,984	-		3	-	-	3
Stock appreciation rights classification modification	-	-	-	-		1,738	-	-	1,738
Vesting of restricted stock units	-	-	42,815	-		145	-	-	145
Stock-based compensation recognized	-	-	-	-		2,505	-	-	2,505
Equity Fees	-	-	210,962	3		682	-	-	685
Balance, December 31, 2023	85,412	$83,458	17,903,437	$210		$94,067	$2,365	$(142,848)	$(46,206)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(23,589)	$(38,847)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	4,606	4,135
Non-cash lease expense on right-of-use assets	2,742	2,325
Recognition of deferred income from state and local incentives	—	(2,507)
Loss (gain) on change in fair market value for Warrant liability	2,229	(1,486)
Impairment on leased railcars	4,091	4,515
Loss on pension settlement	313	8,105
Stock-based compensation recognized	1,240	2,106
Non-cash interest expense	10,116	16,563
Loss on extinguishment of debt	14,880	—
Other non-cash items, net	138	20
Changes in operating assets and liabilities:
Accounts receivable	3,163	—
VAT receivable	1,426	24,946
Inventories	(60,912)	(8,476)
Accounts and contractual payables	39,943	8,181
Lease liability	(3,150)	(3,006)
Other assets and liabilities	7,533	(5,071)
Net cash flows provided by operating activities	4,769	11,503
Cash flows from investing activities
Purchase of property, plant and equipment	(12,722)	(7,816)
Proceeds from sale of railcars available for lease, net of selling costs	8,356	—
Net cash flows used in investing activities	(4,366)	(7,816)
Cash flows from financing activities
Proceeds from issuance of preferred shares, net of issuance costs	13,254	—
Deferred financing costs	(353)	—
Borrowings on revolving line of credit	149,811	133,652
Repayments on revolving line of credit	(159,348)	(124,852)
Employee stock settlement	(106)	(57)
Payment for stock appreciation rights exercised	(6)	(20)
Financing lease payments	(1,007)	(738)
Net cash flows provided by financing activities	2,245	7,985
Net increase in cash and cash equivalents	2,648	11,672
Cash, cash equivalents and restricted cash equivalents at beginning of period	37,912	26,240
Cash, cash equivalents and restricted cash equivalents at end of period	$40,560	$37,912
Supplemental cash flow information
Interest paid	$4,915	$8,849
Income taxes paid	$2,097	$1,218
Non-cash transactions
Change in unpaid construction in process	$(438)	$715
Accrued PIK interest paid through issuance of PIK Note	$3,161	$1,467
Issuance of preferred shares in exchange of term loan	$72,688	$—
Issuance of warrants	$3,014	$8,560
Issuance of equity fee	$685	$4,000

See Notes to Consolidated Financial Statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, and manufactures a wide range of railroad freight cars, supplies railcar parts and leases freight cars. The Company designs and builds high-quality railcars, including coal cars, bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and boxcars, and also specializes in the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Shanghai, People’s Republic of China, and Castaños, Coahuila, Mexico (the “Castaños Facility”).

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

Reclassifications

Certain prior year amounts have been reclassified, where necessary, to conform to current year presentation.

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

Restricted Cash and Restricted Certificates of Deposit

The Company establishes restricted cash balances and restricted certificates of deposit to collateralize certain standby letters of credit with respect to purchase price payment guarantees and performance guarantees, as well as foreign currency forward contracts. The restrictions expire upon completing the Company’s related obligation.

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, accounts receivable, VAT receivable, accounts payable, accrued expenses, and long-term debt) as of December 31, 2023 and 2022, have fair values that approximate their carrying values.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

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

For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Recoverability of the carrying value of the asset group is determined by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group. If the carrying value of the asset group is not recoverable, an impairment loss is measured based on the excess of the carrying amount of asset group over the estimated fair value of the asset group. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. See Note 7 - Leased Railcars.

Income Taxes

For federal income tax purposes, the Company files a consolidated federal tax return. The Company also files state tax returns in states where the Company has significant sales or operations. In conformity with ASC 740, Income Taxes, the Company provides for deferred income taxes on differences between the book and tax bases of its assets and liabilities and for items that are reported for financial statement purposes in periods different from those for income tax reporting purposes. The Company’s deferred tax liability or asset amounts are based upon the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

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

Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. The Company generally warrants that new railcars will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The Company also provides limited warranties with respect to certain rebuilt railcars. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. We provide for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assess the adequacy of the resulting reserves on a quarterly basis.

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year Ended
	December 31,
	2023	2022
Railcar sales	$344,595	$349,556
Parts sales	12,227	11,941
Revenues from contracts with customers	356,822	361,497
Leasing revenues	1,271	3,257
Total revenues	$358,093	$364,754

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

For the Years Ended December 31, 2023 and 2022

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

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of December 31, 2023 and 2022. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue and customer deposits included in other current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2023 and 2022 were $5,686 and $219, respectively. The prior year balance was recognized as revenue during the year ended December 31, 2023.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligation with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2023 with expected duration of greater than one year of $14,850.

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

Recent Accounting Pronouncements

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which clarifies and improves disclosure or presentation requirements of a variety of Codification Topics. ASU 2023-06 aligns disclosure and presentation requirements under US Generally Accepted Accounting Principles (“US GAAP”) with the Securities and Exchange Commission’s (the “SEC”) regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within reported measures of segment profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM, how the CODM assesses segment performance, and additional detail around other segment items. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which addresses investor requests for more transparency around income tax information. ASU 2023-09 requires additional information within the disclosures related to income tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

All other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company’s lease portfolio includes a manufacturing site, component warehouse and corporate offices. The remaining lease terms on the majority of the Company’s leases are between 5.0 and 16.8 years, some of which include options to extend the lease terms. Leases with initial term of 12 months or less are not recorded on the consolidated balance sheet.

In 2022, the Company and the lessors of the Castaños Facility amended the original lease to incorporate additional square footage into the lease. This modification resulted in a lease classification modification from operating to finance in 2022. In 2023, the Company took possession of additional square footage at the Castaños Facility. The Castaños Facility lease continues to be a finance lease in 2023 while substantially all other leases are operating leases.

Operating and finance lease right of use assets are presented separately in long-term assets, the current portion of operating and finance lease liabilities are presented within other current liabilities, and the non-current portion of operating and finance lease liabilities are presented separately within long-term liabilities on the consolidated balance sheet.

Right of use assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. Right of use assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company revalued the incremental borrowing rate used in determining the present value of lease payment for the Castaños Facility lease as a result of the lease modification in 2023. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease right of use asset amortization expense is recognized on a straight-line basis over the lease term, while interest expense on finance lease liabilities is recognized using the interest method.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The components of the lease costs were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease costs:
Fixed	$737	$1,735
Short-term	2,202	505
Total operating lease costs	$2,939	$2,240
Finance lease costs:
Amortization of leased assets	$2,168	$1,182
Interest on lease liabilities	2,759	1,355
Total finance lease costs	$4,927	$2,537
Total lease cost	$7,866	$4,777

Supplemental balance sheet information related to leases were as follows:
	December 31, 2023	December 31, 2022
Right of use assets:
Right of use asset operating lease	$2,826	$1,596
Right of use asset finance lease	40,277	33,093
Total	$43,103	$34,689

Lease liabilities:
Operating lease liabilities:
Current	$470	$897
Long-term	3,164	1,780
Total operating lease liabilities	$3,634	$2,677

Finance lease liabilities:
Current	1,378	$605
Long-term	41,273	33,245
Total finance lease liabilities	$42,651	$33,850
Total	$46,285	$36,527

Supplemental cash flow information is as follows:
	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$992	$2,630
Operating cash flows from finance leases	2,759	1,355
Financing cash flows from finance leases	1,007	738
Total	$4,758	$4,723

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$1,805	$-
Finance leases	9,352	20,344
Total	$11,157	$20,344

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The aggregate future lease payments for leases as of December 31, 2023 are as follows:

	Operating leases	Finance leases
2024	$685	$5,120
2025	700	4,524
2026	716	4,744
2027	732	4,744
2028	749	4,744
Thereafter	806	60,074
Total lease payments	4,388	83,950
Less: interest	(754)	(41,299)
Total	$3,634	$42,651

Weighted-average remaining lease term (years)
Operating leases	7.6
Finance leases	16.8
Weighted-average discount rate
Operating leases	6.3%
Finance leases	9.0%

Note 4 – Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$36,801	$-	$36,801
Assets:
Foreign currency forward contracts asset	$-	$606	$-	$606

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$2,842	$2,842

Recurring Fair Value Measurements	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$31,028	$-	$31,028

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$4,116	$-	$4,116

The fair value of the Company’s warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s Common Stock in an active market, exercise price ($0.01/share) and number of shares exercisable at December 31, 2023 and 2022, is a Level 2 measurement.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The fair value of the Company’s foreign currency forward contracts determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates at December 31, 2023 in an active market, is a Level 2 measurement. See Note 8 - Foreign Currency Forward Contracts.

The fair value of the Company's fleet of triple hopper aggregate railcars determined using a cost plus market value approach for a portion of the assets and a market-based appraisal for the remainder of the assets at December 31, 2023, is a Level 3 measurement. See Note 7 - Leased Railcars.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Note 5 – Restricted Cash and Restricted Cash Equivalents

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit and foreign currency forward contracts. The carrying value of restricted cash and restricted cash equivalents approximates fair value.

The Company’s restricted cash balances are as follows:

	December 31,	December 31,
	2023	2022
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	103
Restricted cash to collateralize foreign currency forward contracts	320	-
Restricted cash equivalents to collateralize standby letters of credit	-	3,542
Restricted cash equivalents - other	257	151
Total restricted cash and restricted cash equivalents	$962	$4,078

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,	December 31,
	2023	2022
Raw materials	$65,639	$46,421
Work in process	31,138	4,527
Finished railcars	23,196	8,783
Parts inventory	5,049	4,586
Total inventories, net	$125,022	$64,317

Inventory on the Company’s consolidated balance sheets includes reserves of $1,594 and $1,672 relating to excess or slow-moving inventory for parts and raw materials at December 31, 2023 and 2022, respectively.

Note 7 – Leased Railcars

The value of railcars available for lease at December 31, 2023 was $2,842 (cost of $2,842 and accumulated depreciation of zero due to the impairment taken in 2023) and at December 31, 2022 was $11,324 (cost of $14,995 and accumulated depreciation of $3,671). Depreciation expense on railcars available for lease was $332 and $616 for the years ended December 31, 2023 and 2022, respectively.

In the fourth quarter of 2023, we initiated the process to gain possession of our fleet of triple hopper aggregate railcars under lease with the intention of repairing or converting and selling these railcars. As such, we performed a cash flow recoverability test of our fleet of triple hopper aggregate railcars and compared the undiscounted cash flows to the carrying value of the assets. This analysis indicated that the carrying value exceeded the estimated undiscounted cash flows, and therefore, we were required to measure the fair value of our triple hopper aggregate railcars and determine the amount of an impairment loss, if any.

The fair value of the asset group, which is part of the Company’s Manufacturing segment, was determined using both a market and cost approach, which we believe most accurately reflects a market participant’s viewpoint in valuing these railcars. The results of our analysis indicated an estimated fair value of $2,842, in comparison to the asset group’s carrying value of $6,933. As a result, during the fourth quarter of 2023, we recorded a pre-tax non-cash impairment charge of $4,091 related to our triple hopper aggregate railcars. The impairment is reflected in the impairment of leased railcars line of our consolidated statements of operations for the year ended December 31, 2023.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

In the fourth quarter of 2022, we recorded a pre-tax non-cash impairment charge of $4,515 related to our small cube covered hopper railcars using a market approach. These railcars were subsequently sold during the year ended December 31, 2023.

Our triple hopper aggregate railcars are the final assets included in our lease fleet. In the first quarter of 2024, the Company gained possession of these railcars, thus terminating the lease under consideration. The portion of railcars intended to be sold in their current condition were reclassified from railcars available for lease to assets held for sale, while the remaining railcars intended to be converted into a new car type were reclassified from railcars available for lease to inventory during the first quarter of 2024. We do not have any other leased railcars subject to lease agreements with external customers as of December 31, 2023. As such, the Company does not expect any future minimum rental revenues on leases going forward.

Note 8 – Foreign Currency Forward Contracts

The Company’s operations and expenditures in its normal course of business are subject to opportunities and risks related to foreign currency fluctuations. The Company utilizes foreign currency forward contracts to protect against downward currency exposure by hedging Mexican Peso denominated expenses against the risk of volatility in foreign currency exchange rates between the Mexican Peso and the U.S. Dollar.

During 2023, the Company entered into forward contracts to hedge the Company’s anticipated and probable Mexican Peso denominated expenses against the foreign currency rate exposure. The contracts have terms between one and 12 months and require the Company to exchange currencies at agreed-upon rates at each settlement date. The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company classifies these contracts as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The Company does not have any non-designated derivatives.

The Company assesses the assumed effectiveness of the contracts at each reporting period. The foreign currency derivatives are recorded on the balance sheet at fair value. The Company records unrealized gains or losses related to changes in the fair value of the forward contracts in other comprehensive income as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income (loss) are reclassified to the consolidated statement of operations on the same line as the items being hedged when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective.

The notional amounts of outstanding foreign currency derivatives are as follows:

	December 31,	December 31,
Notional Amount	2023	2022
Derivative instruments designated as hedges:
Foreign currency derivatives	$11,562	$-

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	December 31,	December 31,
Fair Value	2023	2022
Prepaid expenses
Foreign currency derivatives	$606	$-

The pre-tax realized gain on foreign currency derivatives is recognized in the Condensed Consolidated Statements of Operations as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

		Amount of (Gain)/Loss Recognized
		Year Ended December 31,
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations	2023	2022
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$(3)	$-

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2023	2022

Buildings and improvements	$242	$162
Leasehold improvements	7,378	4,072
Machinery and equipment	50,152	37,468
Software	8,967	8,744
Construction in process	955	4,969
Total cost	67,694	55,415
Less: Accumulated depreciation and amortization	(36,436)	(32,167)
Total property, plant and equipment, net	$31,258	$23,248

Depreciation expense for the years ended December 31, 2023 and 2022 was $4,274 and $3,519, respectively.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. The changes in the warranty reserve for the years ended December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022

Balance at the beginning of the year	$1,940	$2,533
Current year provision	863	3,462
Reductions for payments, costs of repairs and other	(955)	(3,365)
Adjustments to prior warranties	(246)	(690)
Balance at the end of the year	$1,602	$1,940

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Debt Financing and Revolving Credit Facilities

Long-term debt consists of the following as of December 31, 2023 and 2022:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

	December 31,	December 31,
	2023	2022
M&T Credit Agreement outstanding	$-	$6,917
Siena Loan Agreement outstanding	29,415	33,825
Credit Agreement outstanding	-	58,745
Total debt	29,415	99,487
Less Credit Agreement discount	-	(5,262)
Less Credit Agreement deferred financing costs	-	(1,989)
Total debt, net of discount and deferred financing costs	29,415	92,236
Less amounts due within one year	(29,415)	(40,742)
Long-term debt, net of current portion	$-	$51,494

The fair value of long-term debt approximates its carrying value as of December 31, 2022.

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

Pursuant to the Second Amendment, in the event that the Additional Loan was not repaid in full by March 31, 2022, the Company was to issue to the Lender and/or a Lender affiliate, a warrant (the “2022 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the Company’s outstanding Common Stock on a fully-diluted basis at the time the 2022 Warrant is exercised. The Company believed it was probable that the 2022 Warrant would be issued and recorded an additional Warrant liability of $7,351 during the third quarter of 2021. The 2022 Warrant was issued on April 4, 2022 with an exercise price of $0.01 and a term of ten (10) years. As of December 31, 2023 and 2022, the 2022 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

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

In March 2023 prior to the Delayed Draw Extension Deadline, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”) pursuant to which the Company issued 85,412 shares upon Closing of new non-convertible Series C Preferred Stock of the Company, par value $0.01 (the “Series C Preferred Stock”) at an initial stated value of $1,000 per share. Upon closing of the transactions contemplated by the Purchase Agreement on May 22, 2023 (the “Closing”), the Purchaser received a detached warrant to purchase 1,636,313 shares of Common Stock of the Company, for an exercise price equal to $3.57 per share (the “2023 Warrant”). See Note 12 - Mezzanine Equity and 2023 Warrant.

In March 2023, contemporaneous with the execution of the Purchase Agreement and the First Amendment to Amended and Restated Reimbursement Agreement (as defined below), the Loan Parties, the Purchaser, and the designated disbursing and collateral agent (the “Agent”) entered into Amendment No. 8 to Credit Agreement (the “Eighth Amendment”), with respect to the Credit Agreement. The Eighth Amendment amends the Credit Agreement to provide the Company the option to pay all interest during the period between the signing of the Purchase Agreement and the Closing (the “Pre-Closing Period”) in kind.

Upon the Closing, the Company settled $60,178 in-full all of the principal amount of the outstanding Credit Agreement, together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Credit Agreement through the issuance of the Series C Preferred Stock, resulting in a loss on extinguishment of $17,772. Any excess proceeds are to be used for general corporate purposes.

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

For the Years Ended December 31, 2023 and 2022

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

Amendment to Reimbursement Agreement

In March 2023, the Company, the Purchaser, the Agent, and the designated calculation agent entered into Amendment No. 1 to Amended and Restated Reimbursement Agreement (“First Amendment to Amended and Restated Reimbursement Agreement”), pursuant to which the parties agreed the Letter of Credit Fee, Equity Fee or Cash Fee that would otherwise be due and payable for the Pre-Closing Period will accrue and become payable and be paid on the date the Pre-Closing Period terminates. Upon Closing, the Company paid $280 in accordance with the First Amendment to Amended and Restated Reimbursement Agreement.

Amendment No. 2 to Amended and Restated Reimbursement Agreement

In connection with the Closing, the Company entered into Amendment No. 2 to Amended and Restated Reimbursement Agreement (“Amendment No. 2”) with the Loan Parties (as defined therein), CO Finance LVS VI LLC (the “LC Provider”), and U.S. Bank, National Association, as disbursing agent and collateral agent. Amendment No. 2 amends and sets forth the terms of the Company’s continuing obligations to the LC Provider in connection with its outstanding standby letter of credit issued by Wells Fargo Bank, N.A., in the principal amount of $25,000 for the account of the Company and for the benefit of Siena Lending Group LLC.

Warrant

In connection with the Credit Agreement, the Company issued to an affiliate of the Lender (the “Warrantholder”) a warrant (the “2020 Warrant”), pursuant to that certain warrant acquisition agreement, dated as of October 13, 2020, by and between the Company and the Lender, to purchase a number of shares of Common Stock equal to 23% of the outstanding Common Stock on a fully-diluted basis at the time the 2020 Warrant is exercised (after giving effect to such issuance). The 2020 Warrant was issued on November 24, 2020 and is exercisable for a term of ten (10) years from the date of the issuance of the 2020 Warrant. As of December 31, 2023 and 2022, the 2020 Warrant was exercisable for an aggregate of 8,712,618 and 6,799,139 shares, respectively, of Common Stock with a per share exercise price of $0.01. The Company determined that the 2020 Warrant should be accounted for as a derivative instrument and classified as a liability on its Consolidated Balance Sheets primarily due to the instrument obligating the Company to settle the 2020 Warrant in a variable number of shares of Common Stock. The 2020 Warrant was recorded at fair value and is treated as a discount on the term loan. The discount on the associated debt is amortized over the life of the Credit Agreement and included in interest expense.

Pursuant to the Fourth Amendment and a warrant acquisition agreement, dated as of December 30, 2021, the Company issued to the Lender a warrant (the “2021 Warrant”) to purchase a number of shares of Common Stock equal to 5% of the outstanding Common Stock on a fully-diluted basis at the time the 2021 Warrant is exercised. The 2021 Warrant has an exercise price of $0.01 and a term of ten years. As of December 31, 2023 and 2022, the 2021 Warrant was exercisable for an aggregate of 1,894,047 and 1,473,726 shares of Common Stock, respectively with a per share exercise price of $0.01.

To the extent the Delayed Draw Loan was funded, the Company agreed to issue to the Lender a warrant (the “3% Additional Warrant”) to purchase up to a number of shares of Common Stock equal to 3% of the outstanding Common Stock on a fully-diluted basis at the time the 3% Additional Warrant was exercised (after giving effect to such issuance). The 3% Additional Warrant, if issued, would have had exercise price of $0.01 and a term of ten (10) years. The 3% Additional Warrant was never issued as the Delayed Draw Loan expired undrawn on April 3, 2023.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The 2020 Warrant, 2021 Warrant, 2022 Warrant, and 2023 Warrant collectively are referred to herein as the “Warrant”. The following schedule shows the change in fair value of the Warrant as of December 31, 2023.

Warrant liability as of December 31, 2022	$31,028
Warrant issued	$3,544
Change in fair value	2,229
Warrant liability as of December 31, 2023	$36,801

The change in fair value of the Warrant is reported on a separate line in the consolidated statements of operations.

Siena Loan and Security Agreement

In October 2020, the Company entered into a Loan and Security Agreement (the “Siena Loan Agreement”) by and among the Company, as guarantor, and certain of its subsidiaries, as borrowers (together with the Company, the “Revolving Loan Parties”), and Siena Lending Group LLC, as lender (“Revolving Loan Lender”). Pursuant to the Siena Loan Agreement, the Revolving Loan Lender provided an asset backed credit facility, in the maximum aggregate principal amount of up to $20,000, (the “Maximum Revolving Facility Amount”) consisting of revolving loans (the “Revolving Loans”), subject to certain borrowing base requirements set forth in the Siena Loan Agreement.

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

In September 2023, the Revolving Loan Parties and the Revolving Loan Lender entered into a Third Amendment to Amended and Restated Loan and Security Agreement (the “Third Amendment to Amended and Restated Loan and Security Agreement”).

The Third Amendment to Amended and Restated Loan and Security Agreement, among other things, (i) extended the scheduled maturity date of the Siena Loan Agreement from October 8, 2023 to October 31, 2024, and (ii) increased the Maximum Revolving Facility Amount by $10,000 to a total of $45,000, provided, however, that after giving effect to each Revolving Loan and each letter of credit made available to the Loan Parties, (A) the outstanding balance of all Revolving Loans and the Letter of Credit Balance (which is defined in the Siena Loan Agreement as the sum of (a) the aggregate undrawn face amount of all outstanding Letters of Credit and (b) all interest, fees and costs due or, in Lender’s estimation, likely to become due in connection therewith) will not exceed the lesser of (x) the Maximum Revolving Facility Amount and (y) the Borrowing Base (as defined in the Siena Loan Agreement, as amended by the Third Amendment to Amended and Restated Loan and Security Agreement), and (B) none of the other Loan Limits (as defined in the Siena Loan Agreement) for Revolving Loans will be exceeded.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The outstanding debt under the Third Amendment to Amended and Restated Loan and Security Agreement bears the same interest under the First Amendment to Amended and Restated Loan and Security Agreement as described above. As of December 31, 2023, the interest rate on outstanding debt under the Amended and Restated Loan and Security Agreement was 10% and under the First Amendment to Amended and Restated Loan and Security Agreement was 10.5%.

As of December 31, 2023, the Company had $29,415 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of $10,853. As of December 31, 2022, the Company had $33,825 in outstanding debt under the Siena Loan Agreement and remaining borrowing availability of zero. The Company incurred $1,101 in deferred financing costs related to the Siena Loan Agreement during the fourth quarter of 2020 and incurred $1,037 in additional deferred financing costs related to the Amended and Restated Loan and Security Agreement during the third quarter of 2021, and $352 in additional deferred financing costs related to the Third Amendment to the Amended and Restated Loan and Security Agreement. The deferred financing costs are presented as an asset and amortized to interest expense on a straight-line basis over the term of the Siena Loan Agreement.

M&T Credit Agreement

In April 2019, FreightCar America Leasing 1, LLC, an indirect wholly-owned subsidiary of the Company (“FreightCar Leasing Borrower”), entered into a Credit Agreement (the “M&T Credit Agreement”) with M&T Bank, N.A., as lender (“M&T”), with a term that ended on April 16, 2021 (the “Term End”). Pursuant to the M&T Credit Agreement, M&T extended a revolving credit facility to FreightCar Leasing Borrower in an aggregate amount of up to $40,000 for the purpose of financing railcars to be leased to third parties. In connection with the M&T Credit Agreement, FreightCar Leasing LLC, a wholly owned subsidiary of the Company and parent of FreightCar Leasing Borrower (“FreightCar Leasing Guarantor”), entered into a Guaranty Agreement (the “M&T Guaranty Agreement”) and Pledge Agreement with M&T.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

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

Estimated annual maturities of long-term debt based on the most recent debt agreements consists of $29,415, all of which is current.

Note 12 – Mezzanine Equity and 2023 Warrant

On March 23, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and OC III LFE II LP (the “Purchaser”). On May 22, 2023, the transactions contemplated by the Purchase Agreement were consummated (the “Closing”), pursuant to which the Company issued 85,412 shares of Series C Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at an initial stated value of $1,000 per share, and the 2023 Warrant to purchase up to 1,636,313 shares of the Company’s outstanding Common Stock at an exercise price of $3.57 per share. This transaction resulted in $2,591 of total issuance costs, of which $2,301 were allocated against the Series C Preferred Shares. In exchange for the issuance of the Series C Preferred Stock, the loans, including any applicable interest and fees, under the Credit Agreement were deemed to be repaid in full and the Credit Agreement was terminated.

Preferred Stock

During the twelve months ended December 31, 2023, the Company settled its Credit Agreement through the issuance of 85,412 of its authorized Series C Preferred Stock to the Purchaser pursuant to the Purchase Agreement at an initial stated and fair value of $85,412. The Series C Preferred Stock was initially stated at fair value net of $2,591 issuance costs. The Company determined the Series C Preferred Stock should be classified as Mezzanine Equity (temporary equity outside of permanent equity) since a deemed liquidation event following a change of control may require redemption of the Series C Preferred Stock that is not solely within the control of the Company.

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

The Series C Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, and as the Company has the ability to redeem the Series C Preferred Stock before the increasing Dividend Rate occurs, the discount on Series C Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the increasing Dividend Rate using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series C Preferred Stock by a corresponding amount. Accordingly, the discount is amortized over four years using the effective yield method. The Company recognized discount amortization of $347 during the twelve months ended December 31, 2023.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

2023 Warrant

At the Closing, the Company issued a liability-classified warrant to purchase an aggregate of 1,636,313 shares of the Company’s Common Stock, exercisable for a term of ten years from the date of issuance with an exercise price of $3.57 per share. The 2023 Warrant had a fair value of $3,544 upon issuance, calculated using the Black-Scholes option valuation model. As of December 31, 2023, the 2023 Warrant had a fair value of $3,174.

Note 13 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Year ended December 31, 2023	Pre-Tax	Tax	After-Tax
Pension liability activity:
Loss on pension settlement	$313	$-	$313
Reclassification adjustment for amortization of net loss (pre-tax other income)	424	-	424
	$737	$-	$737
Foreign currency derivative asset activity:
Unrealized gain on foreign currency derivatives	$606	$-	$606
	$1,343	$-	$1,343

Year ended December 31, 2022
Pension liability activity:
Loss on pension settlement	$8,105	$-	$8,105
Reclassification adjustment for amortization of net loss (pre-tax other income)	(1,561)	-	(1,561)
	$6,544	$-	$6,544

The components of accumulated other comprehensive income consist of the following:

	December 31,	December 31,
	2023	2022
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$1,759	$1,022
Unrealized gain on foreign currency derivatives	606	-
	$2,365	$1,022

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2023 and 2022, are as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

	Pension Benefits
	2023	2022
Change in benefit obligation
Benefit obligation – Beginning of year	$12,443	$50,938
Interest cost	599	867
Actuarial gain	(119)	(8,985)
Benefits paid	(1,530)	(2,730)
Annuity purchase	-	(27,647)
Benefit obligation – End of year	11,393	12,443
Change in plan assets
Plan assets – Beginning of year	11,403	50,903
Return on plan assets	474	(9,123)
Annuity purchase	-	(27,647)
Benefits paid	(1,530)	(2,730)
Plan assets at fair value – End of year	10,347	11,403
Funded status of plans – End of year	$(1,046)	$(1,040)

	Pension Benefits
	2023	2022
Amounts recognized in the Consolidated Balance Sheets
Noncurrent liabilities	(1,046)	(1,040)
Net amount recognized at December 31	$(1,046)	$(1,040)

Amounts recognized in accumulated other comprehensive income but not yet recognized in earnings at December 31, 2023 and 2022, are as follows:

	Pension Benefits
	2023	2022

Net actuarial loss	$4,524	$5,260

Components of net periodic benefit cost (income) for the years ended December 31, 2023 and 2022, are as follows:

	Pension Benefits
	2023	2022
Components of net periodic benefit cost
Interest cost	$599	$867
Expected return on plan assets	(319)	(1,650)
Amortization of unrecognized net loss (gain)	150	228
Total net periodic benefit cost (income)	$430	$(555)

The increase in accumulated other comprehensive income (pre-tax) for the years ended December 31, 2023 and 2022, are as follows:

	Pension Benefits
	2023	2022
Net actuarial (gain) loss	$(274)	$1,789
Amortization of:
Actuarial loss from settlement	(313)	(8,105)
Net actuarial loss	(150)	(228)
Total recognized in accumulated other comprehensive loss	$(737)	$(6,544)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2023:

Pension Benefits

2024	$745
2025	768
2026	775
2027	765
2028	786
2029 through 2033	3,962

The Company is not required to make any contributions to its pension plan in 2024 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits
	2023	2022
Discount rates	5.01%	5.22%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for U.S. plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations at December 31, 2023.

The 2023 actuarial gain of $119 was driven by the mortality improvement scale MP-2021 with Endemic COVID adjustment to reflect anticipated slow recovery from COVID. The 2022 actuarial gain of $8,985 was largely the result of the change in the yield curve to Pri-2012 with MP-2021.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits
	2023	2022
Discount rate for benefit obligations	5.01%	5.22%
Expected return on plan assets	3.00%	3.00%
Rate for interest on benefit obligations	4.91%	5.10%
Discount rate for service cost	N/A	N/A

The Company’s pension plan’s weighted average asset allocations at December 31, 2023 and 2022, and target allocations for 2024, by asset category, are as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

	Plan Assets at December 31,		Target Allocation
	2023	2022	2024
Asset Category
Cash and cash equivalents	0%	1%	0% - 5%
Equity securities	0%	0%	0%
Fixed income securities	100%	99%	95%-100%
Real estate	0%	0%	0%
	100%	100%	100%

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820, Fair Value Measurement, fair value hierarchy (see Note 2 - Summary of Significant Accounting Policies for a description of the fair value hierarchy) as of December 31, 2023 and 2022:

Pension Plan Assets	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$10,346	$-	$-	$10,346
Cash and equivalents	-	-	-	-
Total	$10,346	$-	$-	$10,346

Pension Plan Assets	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$11,268	$-	$-	$11,268
Cash and equivalents	135	-	-	135
Total	$11,403	$-	$-	$11,403

During the year ended December 31, 2023, the Company offered a one-time, lump sum pay-out option to its terminated vested participants under the Plan. The lump sum pay-out was funded by the assets of the Plan. As a result of the lump sum pay-out, the Company reduced its gross Plan liabilities by $536 and recognized a non-cash pre-tax pension settlement loss of $313 during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company purchased a non-participating group annuity contract (the “Annuity Contract”) from OneAmerica Financial Partners, Inc. (“OneAmerica”) and transferred to OneAmerica about 67.7% of its future benefit obligations under the Plan. Upon payment of the premium to OneAmerica and closing of transactions contemplated under the Company’s commitment agreement with OneAmerica, the applicable pension benefit obligations were irrevocably transferred from the Plan to OneAmerica and the Company reduced its gross Plan liabilities by $27,000. The purchase of the Annuity Contract was funded by the assets of the Plan. The Company recognized a non-cash pre-tax pension settlement loss of $8,105 during the year ended December 31, 2022.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $354 for the year ended December 31, 2023 and $289 for the year ended December 31, 2022.

Note 15 - Income Taxes

The provision for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31
	2023	2022
Current Tax Expense/(Benefit)
Federal	$-	$-
Foreign	2,556	2,285
State	39	40
	2,595	2,325
Deferred Tax Expense/(Benefit)
Federal	1	1
Foreign	(1,095)	(14)
	(1,094)	(13)
Total	$1,501	$2,312

The (provision) benefit for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31
	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.5%	0.4%
Valuation allowance	(18.5)%	(5.8)%
Provision to return	(0.6)%	(0.2)%
Foreign rate differential	(2.2)%	(1.5)%
Foreign tax adjustments	0.0%	(1.1)%
Deferred tax adjustments	0.6%	(17.9)%
Nondeductible expenses and other	(7.6)%	(1.2)%
Effective income tax rate	(6.8)%	(6.3)%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

Components of deferred tax assets (liabilities) consisted of the following:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

	December 31, 2023		December 31, 2022
Description	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits	$224	$-	$360	$-
Intangible assets	-	(30)	-	(26)
Accrued expenses	2,444	-	2,326	-
Prepaid expenses	-	(682)	-	(1,155)
Inventory valuation	524	-	1,219	-
Property, plant and equipment and railcars on operating leases	-	(598)	-	(1,166)
Net operating loss, tax credit, and interest carryforwards	69,371	-	65,218	-
Stock-based compensation expense	1,782	-	1,715	-
Other	-	(977)	371	(1,448)
Right of use asset	-	(12,671)	-	(10,902)
Lease liability	13,354	-	11,376	-
	87,699	(14,958)	82,585	(14,697)
Valuation Allowance	(71,640)	-	(67,881)	-
Deferred tax assets (liabilities)	$16,059	$(14,958)	$14,704	$(14,697)
Increase in valuation allowance	$3,759		$677

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of US and China operating losses, we will not more likely than not realize the benefit of the US and China deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $219,007 which will expire between 2023 and 2042, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards, tax credits, and interest carryforwards of $216,196, $2,016, and $47,335, respectively, which will begin to expire in 2032, for which a full valuation allowance also has been recorded. The Company has Chinese net operating loss carryforwards of $315 which will expire beginning 2028 for which a full valuation allowance also has been recorded.

No deferred taxes have been provided on the approximately $435 of undistributed earnings in foreign subsidiaries. These earnings are permanently reinvested and necessary for operations locally in China and Mexico.

The Company does not have any unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate as of December 31, 2023 and 2022. The Company's income tax provision included $0 of expenses related to interest and penalties for the years ended December 31, 2023 and 2022. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the year ended 2023 and 2023, the Company has zero penalties or interest accrued at December 31, 2023 and 2022, respectively.

The Company and/or its subsidiaries file income tax returns with the U.S. federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Jurisdiction	Earliest Year
U.S. Federal	2020
States:
Pennsylvania	2002
Texas	2019
Illinois	2010
Virginia	2020
Colorado	2010
Indiana	2020
Nebraska	2016
Alabama	2017
Foreign:
China	2020
Mexico	2020

Note 16 - Stock-Based Compensation

The Company’s incentive compensation plans, titled “The 2005 Long Term Incentive Plan” (as restated to incorporate all amendments, the “2005 Plan”) and “The FreightCar America, Inc. 2018 Long Term Incentive Plan (the “2018 Plan” and, collectively, the “Prior LTIPs”), were terminated and replaced by the Company's new incentive compensation plan, titled “The FreightCar America, Inc. 2022 Long Term Incentive Plan” (as amended to date, the “2022 Plan” or “Incentive Plan”). The 2022 Plan was approved by the Company’s Board and ratified by the stockholders on May 12, 2022. Awards previously granted under the Prior LTIPs were unaffected by the adoption of the 2022 Plan, and remain outstanding under the terms pursuant to which they were previously granted. Proposals to increase the shares of Common Stock reserved from issuance under the Incentive Plan were approved by the Company’s Board and ratified by the stockholders on May 11, 2023. The shares of Common Stock reserved for issuance under the 2022 Plan (from either authorized but unissued shares or treasury shares) increased by 1,430,000 shares for general use, and an additional 2,132,113 shares for settlement of stock appreciation rights outstanding as of March 16, 2023.

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

Under the 2022 Plan, 2,804,977 shares of Common Stock have been reserved for general use issuance, of which 1,738,766 were available for issuance at December 31, 2023. Under the 2022 Plan, 2,132,113 shares of Common Stock have been reserved for issuance for settlement of stock appreciation rights outstanding, of which 2,131,336 were available for issuance at December 31, 2023.

Stock Options

Time-Vested Options

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

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free	Grant Date
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2023	1/6/2023	6 years	78.16%	0.00%	3.66%	$2.24
2023	2/17/2023	6 years	78.08%	0.00%	3.99%	$2.75
2023	2/28/2023	6 years	78.08%	0.00%	4.13%	$2.58
2023	5/1/2023	6 years	78.08%	0.00%	3.63%	$2.00
2023	5/8/2023	6 years	78.08%	0.00%	3.50%	$1.99
2023	6/12/2023	6 years	77.74%	0.00%	3.86%	$1.91
2023	8/14/2023	6 years	77.87%	0.00%	4.33%	$2.07
2023	9/11/2023	6 years	77.82%	0.00%	4.38%	$1.94
2023	9/29/2023	6 years	77.79%	0.00%	4.60%	$1.88
2023	12/11/2023	6 years	77.68%	0.00%	4.25%	$1.59

A summary of the Company’s time-vested stock options activity and related information at December 31, 2023 and 2022, and changes during the years then ended, is presented below:

		December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	888,814	$5.12	733,967	$5.66
Granted	503,417	3.20	513,518	3.95
Exercised	-	-	(102,850)	3.98
Forfeited or expired	(71,850)	6.27	(255,821)	4.76
Outstanding at the end of the year	1,320,381	$4.33	888,814	$5.12

Exercisable at the end of the year	448,880	$5.88	227,056	$8.39

A summary of the Company’s time vested stock options outstanding as of December 31, 2023 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	1,320,381	8.0	$4.33	$4
Vested or expected to vest	1,320,381	8.0	$4.33	$-
Options exercisable	448,880	6.8	$5.88	$4

There were no time-vested stock options exercised during the years ended December 31, 2023. The Company issued 5,292 shares of Common Stock as a result of cashless exercise of 102,850 time-vested stock options during the year ended December 31, 2022. As of December 31, 2023, there was $1,242 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 21 months.

Inducement Options

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

On June 26, 2023 (the “Grant Date”), the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of the 2022 Plan to one individual. The Inducement Options were issued at an exercise price of $2.73 and have a contractual life of 10 years. Vesting of the Inducement Options is contingent on the achievement of the later of (i) the first date the closing price of one share of the Company’s Common Stock is equal to or greater than 125% of the exercise price; and (ii) the vesting of one-third of the options per year for three consecutive years after, and on each anniversary of, the Grant Date.

The Company measured the fair value of the Inducement Options as of the Grant Date using a Monte Carlo Simulation Model considering the following assumptions: trading stock price as of the Grant Date of $2.74, risk-free rate of 3.65%, volatility rate of 69.81%, and a term of 10 years. As the likelihood of achieving the market condition is factored into the Monte Carlo model, the stock-based compensation for the Inducement Options will be recognized ratably over the three-year service period. Stock-based compensation for Inducement Options was $158 for the year ended December 31, 2023. As of December 31, 2023, there was $364 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 30 months.

Stock Appreciation Rights

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

The estimated fair value of the cash settled stock appreciation rights was $3,021 as of December 31, 2022. Stock-based compensation for cash settled stock appreciation rights was $(1,058) and $632 for the year ended December 31, 2023 and 2022, respectively.

A summary of the Company’s cash settled stock appreciation rights activity and related information at December 31, 2023 and 2022 and changes during the year is presented below:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

		December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	SARS	Price	SARS	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	2,132,113	$2.20	2,163,339	$2.20
Granted	-	-	-	-
Exercised	(35,522)	2.24	(11,592)	2.16
Forfeited or expired	(27,886)	2.20	(19,634)	2.31
Outstanding at the end of the year	2,068,705	$2.20	2,132,113	$2.20

Exercisable at the end of the year	1,564,300	$2.15	909,313	$2.10

A summary of the Company’s cash settled stock appreciation rights outstanding as of December 31, 2023 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	SARS	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
SARS outstanding	2,068,705	6.8	$2.20	$1,028,545
Vested or expected to vest	2,068,705	6.8	$2.20	$1,028,545
SARS exercisable	1,564,300	6.7	$2.15	$867,136

Restricted Shares

A summary of the Company’s nonvested restricted shares as of December 31, 2023 and 2022, and changes during the years then ended is presented below:

		December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Nonvested at the beginning of the year	689,862	$3.20	491,239	$3.50
Granted	453,258	3.06	386,908	3.93
Vested	(285,537)	2.24	(113,886)	6.16
Forfeited	-	-	(74,399)	4.44
Nonvested at the end of the year	857,583	$3.44	689,862	$3.20
Expected to vest	857,583	$3.44	689,862	$3.20

The fair value of stock awards vested during the years ended December 31, 2023 and 2022, was $905 and $427, respectively, based on the value at vesting date. As of December 31, 2023, there was $1,195 of unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the average remaining requisite service period of 18 months.

Stock-based compensation expense of $1,240 and $2,106 is included within selling, general and administrative expense for the years ended December 31, 2023 and 2022, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Note 17 - Risks and Contingencies

The Company is involved in various warranty and repair claims and, in certain cases, related pending and threatened legal proceedings, with its customers in the normal course of business. In the opinion of management, the Company’s potential losses in excess of the accrued warranty and legal provisions, if any, are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

In addition to the foregoing, the Company is involved in certain other pending and threatened legal proceedings, including commercial disputes and workers’ compensation and employee matters arising out of the conduct of its business. The Company has no reserve with respect to these matters at December 31, 2023 as they are neither probable nor estimable.

Note 18 – Loss Per Share

The weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2023	2022

Numerator:
Net loss	$(23,589)	$(38,847)
Accretion of financing fees	(347)	-
Accrued dividends on Series C Preferred Stock	(9,636)	-
Net loss available to common stockholders - basic	$(33,572)	$(38,847)
Net loss available to common stockholders - diluted	$(33,572)	$(38,847)
Denominator:
Weighted average common shares outstanding	16,965,161	16,052,920
Issuance of Warrants	11,401,296	8,785,479
Weighted average common shares outstanding - basic	28,366,457	24,838,399
Weighted average common shares outstanding - diluted	28,366,457	24,838,399

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to this warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the years ended December 31, 2023 and 2022, 3,771,495 and 1,658,605 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Note 19 – Revenue Sources and Concentration of Sales

The following table sets forth the Company’s sales resulting from various revenue sources for the periods indicated below:

	Year Ended
	December 31,
	2023	2022
Railcar sales	$344,595	$349,556
Parts sales	12,227	11,941
Revenues from contracts with customers	356,822	361,497
Leasing revenues	1,271	3,257
Total revenues	$358,093	$364,754

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 19%, 16% and 15%, respectively, of revenues for the year ended December 31, 2023. Sales to the Company’s top three customers accounted for 20%, 19% and 16%, respectively, of revenues for the year ended December 31, 2022. The Company had no sales to customers outside the United States in 2023 and 2022. As of December 31, 2023, 28% of the accounts receivable balance of $6,408 reported on the consolidated balance sheet was receivable from one customer, and 19% and 17% was receivable from a second and third customer, respectively. As of December 31, 2022, 35% of the accounts receivable balance of $9,571 reported on the consolidated balance sheet was receivable from one customer and 29% was receivable from a second customer.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

	Year Ended
	December 31,
	2023	2022
Revenues:
Manufacturing	$345,866	$352,827
Corporate and Other	12,227	11,927
Consolidated revenues	$358,093	$364,754

Operating income (loss):
Manufacturing (1)	$31,554	$14,801
Corporate and Other (2)	(21,062)	(29,825)
Consolidated operating income (loss)	10,492	(15,024)
Consolidated interest expense	(15,031)	(25,423)
(Loss) gain on change in fair market value of Warrant liability	(2,229)	1,486
Loss on extinguishment of debt	(14,880)	-
Consolidated other (expense) income	(440)	2,426
Consolidated income (loss) before income taxes	$(22,088)	$(36,535)

Depreciation and amortization:
Manufacturing	$4,026	$3,491
Corporate and Other	580	644
Consolidated depreciation and amortization	$4,606	$4,135

Capital expenditures:
Manufacturing	$12,536	$7,327
Corporate and Other	186	489
Consolidated capital expenditures	$12,722	$7,816

(1) Results for the year ended December 31, 2023 include an impairment on leased railcars of $4,091 and a gain on sale of railcars available for lease of $622. Results for the year ended December 31, 2022 include an impairment on leased railcars of $4,515 and no gain on sale of railcars available for lease.

(2) Results for the year ended December 31, 2023 include a pension settlement loss of $313. Results for the year ended December 31, 2022 include a pension settlement loss of $8,105.

	December 31,	December 31,
	2023	2022
Assets:
Manufacturing	$207,093	$149,014
Corporate and Other	51,158	50,631
Total operating assets	258,251	199,645
Consolidated income taxes receivable	1,208	93
Consolidated assets	$259,459	$199,738

Geographic Information
	Revenues		Long Lived Assets(a)
	Year Ended
	December 31,		December 31,	December 31,
	2023	2022	2023	2022
United States	$358,093	$364,740	$7,377	$15,018
Mexico	-	14	69,826	54,243
Total	$358,093	$364,754	$77,203	$69,261

(a) Long lived assets include property plant and equipment, net, railcars available for lease, and right-of-use (ROU) assets.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2023 and 2022

(in thousands, except for share and per share data)

Note 21 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesus Gil, a director of the Company and former VP, Operations; and Alejandro Gil and Salvador Gil, siblings of Jesus Gil. Fasemex owns approximately 10.8% of the outstanding shares of Common Stock as of December 31, 2023 and provides steel fabrication services to the Company. The lessors of the Castaños Facility are Jesus Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesus Gil, and provides trucking services to the Company. Fasemex, DI, METJ, Jesus Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $17,379 and $33,814 to the Gil Family during the years ended December 31, 2023 and 2022, respectively, related to steel fabrication services, rent and security deposit payments for the Castaños Facility, material and safety supplies, trucking services and royalty payments.

Commercial Specialty Truck Holdings, LLC (“CSTH”) is minority owned by James R. Meyer, CEO and a member of our Board and beneficial owner of over 5% of our Common Stock. The Company sold specialty parts supplies in an amount equal to $121 to CSTH during the year ended December 31, 2023.

Related party asset on the condensed balance sheet of $638 as of December 31, 2023 includes other receivables of $517 from the Gil Family and $121 from CSTH. Related party accounts payable on the condensed balance sheet of $2,478 as of December 31, 2023 is payable to the Gil Family. Related party asset on the condensed consolidated balance sheet of $3,261 as of December 31, 2022 includes prepaid inventory of $2,014 and other receivables of $1,247 from the Gil Family. Related party accounts payable on the condensed consolidated balance sheet of $3,393 as of December 31, 2022 is payable to the Gil Family.

The Warrantholder beneficially owns approximately 47.4% of the outstanding shares of Common Stock (as disclosed by the Warrantholder in its Schedule 13D/A No. 5 filed with the SEC on July 14, 2023). The Company paid $4,776 to the Warrantholder during the year ended December 31, 2023 for term loan interest, of which $1,615 was paid in cash and $3,161 was payment in kind during the year ended December 31, 2023. The Company did not pay equity or cash fee during the year ended December 31, 2023 to the Warrantholder related to the standby letter of credit described in Note 11 - Debt Financing and Revolving Credit Facilities.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the Board, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP;
•
Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the Board; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of the end of the Company’s 2023 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the last fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)
Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP, Chicago, Illinois, PCAOB ID 248

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022.

Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit for the years ended December 31, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

Notes to Consolidated Financial Statements.

2. The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

(b)
The exhibits listed on the “Exhibit Index” to this Form 10-K are filed with this Form 10-K or incorporated by reference as set forth below.

EXHIBIT INDEX
Exhibit Number	Exhibit Description
3.1

Certificate of Ownership and Merger of FreightCar America, Inc. into FCA Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2023).

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

10.5*

Form of Indemnification Agreement between FreightCar America, Inc. and each of its current directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2010).

10.6*

FreightCar America, Inc. 2005 Long Term Incentive Plan (Restated to incorporate all Amendments) (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 17, 2013 filed with the Commission on April 12, 2013).

10.7*

Form of Restricted Share Award Agreement for the Company’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.8*

Form of Restricted Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).

10.9*	Form of Stock Option Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2008).
10.10*

Form of Performance Share Award Agreement for the Company’s employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015).

10.11*

FreightCar America, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the annual meeting of stockholders held on May 10, 2018 filed with the Commission on March 30, 2018).

10.11.1*

FreightCar America, Inc. 2018 Long Term Incentive Plan (as amended and restated effective May 14, 2020) (incorporated by reference to Appendix A to the Company’s Proxy Statement for the annual meeting of stockholders held on May 14, 2020 filed with the Commission on March 30, 2020).

10.11.2*

Form of Stock Option Award Agreement pursuant to the FreightCar America, Inc. 2018 Long-Term Incentive Plan (as amended and restated effective May 14, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2021).

10.12*

FreightCar America, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the annual meeting of stockholders held on May 12, 2022 filed with the Commission on April 1, 2022).

10.12.1*

Amendment No. 1 to FreightCar America, Inc. 2022 Long Term Incentive Plan dated as of March 27, 2023 (incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.12.2*

Amendment No. 2 to FreightCar America, Inc. 2022 Long Term Incentive Plan dated as of May 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2023).

10.13*

FreightCar America, Inc. Executive Severance Plan (As Amended and Restated January 17, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.14

Investor Rights Agreement, dated October 16, 2020, by and between the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.15

Novation Agreement and Restated Lease Agreement, dated October 16, 2020, by and between Fabricaciones y Servicios de México, S.A. de C.V., as lessor, and FCA-Fasemex, S. de R.L. de C.V., as lessee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.15.1

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

10.16

Royalty Agreement, dated October 16, 2020, by and among the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.16.1

First Amendment to Royalty Agreement, dated as of February 8, 2022, by and among the Company and Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V. and Fasemex, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.17

Credit Agreement, dated as of April 16, 2019, by and between FreightCar America Leasing 1, LLC and M & T Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.17.1

Forbearance and Settlement Agreement dated as of December 28, 2021, by and among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.18**

Credit Agreement, dated October 13, 2020, by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.18.1

Amendment No. 1 to the Term Loan Credit Agreement dated as of January 30, 2021 (incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.18.2

Amendment No. 2 to the Credit Agreement dated as of May 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.18.3

Amendment No. 3 to the Credit Agreement dated as of July 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.18.4

Amendment No. 4 to the Credit Agreement dated as of December 30, 2021 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.18.5	Amendment No. 5 to the Credit Agreement dated as of March 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).
10.18.6

Amendment No. 6 to the Term Loan Credit Agreement dated as of January 30, 2023 (incorporated by reference to Exhibit 10.22.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.18.7

Amendment No. 7 to the Term Loan Credit Agreement dated as of February 27, 2023 (incorporated by reference to Exhibit 10.22.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.18.8

Amendment No. 8 to the Term Loan Credit Agreement, dated March 23, 2023, by and among FreightCar America, Inc., FreightCar North America, LLC, CO Finance LVS VI LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.22.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.19**

Warrant Acquisition Agreement, dated October 13, 2020, by and between the Company and CO Finance LCS VI LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.19.1	Form of Warrant issued by the Company to CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).
10.19.2

Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XII LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.19.3

Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.20

Form of Registration Rights Agreement by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.21

Reimbursement Agreement dated as of July 30, 2021 by and among the Company, FreightCar North America, LLC, CO Finance LVS VI LLC, U.S. Bank National Association and Alter Domus, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.21.1

Amendment No. 1 to the Reimbursement Agreement, dated March 23, 2023, by and among FreightCar America, Inc., CO Finance LVS VI LLC, Alter Domus (US) LLC, as calculation agent, and U.S. Bank National Association (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.21.2

Amendment No. 2 to the Amended and Restated Reimbursement Agreement, dated May 22, 2023, by and among the Loan Parties, CO Finance LCS IV LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2023).

10.22

Registration Rights Agreement dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.23

Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2021).

10.24

Warrant Acquisition Agreement, dated as of April 4, 2022, by and among the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.24.1

Warrant issued by the Company to OC III LVS XXVIII LP dated as of April 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.25

Registration Rights Agreement dated as of April 4, 2022, by and between the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.26

Securities Purchase Agreement dated as of March 23, 2023 by and between the Company and OC III LFE II LP (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.27

Warrant issued by the Company to OC III LFE II LP, dated as of May 22, 2023 (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2023).

10.28

Amended and Restated Loan and Security Agreement, dated as of July 30, 2021, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.28.1

First Amendment to Amended and Restated Loan and Security Agreement dated as of February 23, 2022, by and among the Company and certain of its subsidiaries and Siena Lending Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.28.2	Second Amendment to Amended and Restated Loan and Security Agreement dated as of November 22, 2022, by and Company and certain of its subsidiaries and Siena Lending Group, LLC (incorporated by reference to Exhibit 10.31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
10.28.3

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of September 21, 2023, by and among the Company and certain of its subsidiaries and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2023).

21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	FreightCar America, Inc. Executive Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

FREIGHTCAR AMERICA, INC.

Date: March 18, 2024	By:	/s/ JAMES R. MEYER
James R. Meyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. MEYER James R. Meyer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2024

/s/ MICHAEL A. RIORDAN Michael A. Riordan	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2024

/s/ JUAN CARLOS FUENTES SIERRA Juan Carlos Fuentes Sierra	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2024

/s/ WILLIAM D. GEHL William D. Gehl	Chairman of the Board and Director	March 18, 2024

/s/ ELIZABETH K. ARNOLD Elizabeth K. Arnold	Director	March 18, 2024

/s/ JESUS SALVADOR GIL BENAVIDES Jesus Salvador Gil Benavides	Director	March 18, 2024

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 18, 2024

/s/ RODGER L. BOEHM Rodger L. Boehm	Director	March 18, 2024

/s/ TRAVIS D. KELLY Travis D. Kelly	Director	March 18, 2024

/s/ JOSÉ DE NIGRIS FELÁN José De Nigris Felán	Director	March 18, 2024