Form 10-Q
period 2024-03-31
FreightCar America, Inc.
filed 2024-05-08
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2024

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2024, there were 18,710,586 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$13,977	$40,560
Accounts receivable, net of allowance for doubtful accounts of $82 and $18 respectively	35,040	6,408
VAT receivable	3,959	2,926
Inventories, net	109,778	125,022
Assets held for sale	629	—
Related party asset	902	638
Prepaid expenses	6,533	4,867
Total current assets	170,818	180,421
Property, plant and equipment, net	30,673	31,258
Railcars available for lease, net	—	2,842
Right of use asset operating lease	2,724	2,826
Right of use asset finance lease	39,676	40,277
Other long-term assets	4,778	1,835
Total assets	$248,669	$259,459
Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$75,918	$84,417
Related party accounts payable	2,394	2,478
Accrued payroll and other employee costs	4,975	5,738
Accrued warranty	1,468	1,602
Current portion of long-term debt	30,002	29,415
Other current liabilities	7,309	13,711
Total current liabilities	122,066	137,361
Warrant liability	52,454	36,801
Accrued pension costs	1,106	1,046
Lease liability operating lease, long-term	3,038	3,164
Lease liability finance lease, long-term	41,084	41,273
Other long-term liabilities	2,278	2,562
Total liabilities	222,026	222,207
Commitments and contingencies
Mezzanine equity
Series C Preferred stock, $0.01 par value, 85,412 shares authorized, 85,412 shares issued and outstanding at each of March 31, 2024 and December 31, 2023, respectively. Liquidation value $99,285 and $95,048 at March 31, 2024 and December 31, 2023, respectively.	83,602	83,458
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,345,488 and 17,903,437 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	214	210
Additional paid-in capital	94,783	94,067
Accumulated other comprehensive income	2,607	2,365
Accumulated deficit	(154,563)	(142,848)
Total stockholders' deficit	(56,959)	(46,206)
Total liabilities, mezzanine equity and stockholders’ deficit	$248,669	$259,459

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$161,058	$80,999
Cost of sales	149,655	73,514
Gross profit	11,403	7,485
Selling, general and administrative expenses	7,493	6,388
Operating income	3,910	1,097
Interest expense	(2,391)	(6,600)
(Loss) gain on change in fair market value of Warrant liability	(15,653)	613
Other expense	(14)	(36)
Loss before income taxes	(14,148)	(4,926)
Income tax (benefit) provision	(2,577)	111
Net loss	$(11,571)	$(5,037)
Net loss per common share – basic	$(0.54)	$(0.19)
Net loss per common share – diluted	$(0.54)	$(0.19)
Weighted average common shares outstanding – basic	29,580,182	26,545,463
Weighted average common shares outstanding – diluted	29,580,182	26,545,463

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net loss	$(11,571)	$(5,037)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency derivatives	207	—
Pension and postretirement liability adjustments, net of tax	35	41
Comprehensive loss	$(11,329)	$(4,996)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2022	-	$-	17,223,306	$203	$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-	-	-	-	-	(5,037)	(5,037)
Other comprehensive income	-	-	-	-	-	41	-	41
Restricted stock awards	-	-	309,348	3	(3)	-	-	-
Employee stock settlement	-	-	(31,888)	-	(106)	-	-	(106)
Vesting of restricted stock units	-	-	42,815	-	145	-	-	145
Stock-based compensation recognized	-	-	-	-	492	-	-	492
Equity Fees	-	-	158,878	2	533	-	-	535
Balance, March 31, 2023	-	$-	17,702,459	$208	$90,165	$1,063	$(123,950)	$(32,514)

Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(11,571)	(11,571)
Other comprehensive income	-	-	-	-	-	242	-	242
Issuance of Series C preferred shares, net of issuance costs	-	144	-	-	-	-	(144)	(144)
Restricted stock awards	-	-	563,455	5	(5)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,789)	(1)	1	-	-	-
Stock-based compensation recognized	-	-	-	-	760	-	-	760
Balance, March 31, 2024	85,412	$83,602	18,345,488	$214	$94,783	$2,607	$(154,563)	$(56,959)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(11,571)	$(5,037)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,396	1,072
Non-cash lease expense on right-of-use assets	703	731
Loss (gain) on change in fair market value for Warrant liability	15,653	(613)
Stock-based compensation recognized	760	(91)
Non-cash interest expense	1,539	4,264
Other non-cash items, net	207	(1)
Changes in operating assets and liabilities:
Accounts receivable	(28,632)	904
VAT receivable	(999)	2,960
Inventories	16,963	(19,698)
Related party asset, net	(348)	(362)
Accounts and contractual payables	(7,884)	9,695
Income taxes payable, net	(3,937)	(517)
Lease liability	(1,057)	(1,191)
Other assets and liabilities	(8,115)	180
Net cash flows used in operating activities	(25,322)	(7,704)
Cash flows from investing activities
Purchase of property, plant and equipment	(966)	(1,960)
Net cash flows used in investing activities	(966)	(1,960)
Cash flows from financing activities
Borrowings on revolving line of credit	13,037	31,688
Repayments on revolving line of credit	(12,450)	(31,884)
Employee stock settlement	(40)	(106)
Financing lease payments	(842)	(147)
Net cash flows used in financing activities	(295)	(449)
Net decrease in cash and cash equivalents	(26,583)	(10,113)
Cash, cash equivalents and restricted cash equivalents at beginning of period	40,560	37,912
Cash, cash equivalents and restricted cash equivalents at end of period	$13,977	$27,799
Supplemental cash flow information
Interest paid	$852	$2,340
Income taxes paid	$403	$151
Non-cash transactions
Change in unpaid construction in process	$(155)	$539
Accrued PIK interest paid through issuance of PIK Note	$—	$1,658
Issuance of equity fee	$—	$535

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar” or the “Company”) operates primarily in North America through its direct and indirect subsidiaries, and designs and manufactures a wide range of railroad freight cars, completes railcar rebody services and railcar conversions that repurpose idled rail assets back into revenue service, supplies railcar parts, and services freight cars. The Company designs and builds high-quality railcars, including bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars, coal cars and boxcars, and also specializes in railcar repairs, complete rebody services and the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Shanghai, People’s Republic of China; and Castaños, Coahuila, Mexico (the “Castaños Facility”).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar America, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2023 year-end balance sheet data was derived from the audited financial statements as of December 31, 2023. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended
	March 31,
	2024	2023
Railcar sales	$155,597	$76,996
Parts sales	5,330	3,400
Revenues from contracts with customers	160,927	80,396
Leasing revenues	131	603
Total revenues	$161,058	$80,999

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of March 31, 2024 and December 31, 2023. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the condensed consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. There was no deferred revenue or customer deposits as of March 31, 2024. Deferred revenue and customer deposits included in other current liabilities in the Company’s condensed consolidated balance sheet was $5,686 as of December 31, 2023 and was recognized as revenue during the three months ended March 31, 2024. The Company has also not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of March 31, 2024 with expected duration of greater than one year of $14,850.

Note 4 – Segment Information

The Company’s operations consist of two operating segments, Manufacturing and Parts, and one reportable segment, Manufacturing. The Company’s Manufacturing segment includes new railcar manufacturing, railcar repairs, complete railcar rebody services, railcar conversions for repurposed use, and servicing railcars. The Company’s Parts operating segment is not significant for reporting purposes and has been combined with corporate and other non-operating activities as Corporate and Other.

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

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Manufacturing	$155,728	$77,599
Corporate and Other	5,330	3,400
Consolidated revenues	$161,058	$80,999

Operating income (loss):
Manufacturing	$8,279	$5,628
Corporate and Other	(4,369)	(4,531)
Consolidated operating income	3,910	1,097
Consolidated interest expense	(2,391)	(6,600)
(Loss) gain on change in fair market value of Warrant liability	(15,653)	613
Consolidated other expense	(14)	(36)
Consolidated loss before income taxes	$(14,148)	$(4,926)

Depreciation and amortization:
Manufacturing	$1,273	$932
Corporate and Other	123	140
Consolidated depreciation and amortization	$1,396	$1,072

Capital expenditures:
Manufacturing	$921	$1,879
Corporate and Other	45	81
Consolidated capital expenditures	$966	$1,960

	March 31,	December 31,
	2024	2023
Assets:
Manufacturing	$215,570	$207,093
Corporate and Other	28,839	51,158
Total operating assets	244,409	258,251
Consolidated income taxes receivable	4,260	1,208
Consolidated assets	$248,669	$259,459

	Geographic Information
	Revenues		Long Lived Assets(a)
	Three Months Ended
	March 31,		March 31,	December 31,
	2024	2023	2024	2023
United States	$161,058	$80,999	$4,358	$7,377
Mexico	-	-	68,715	69,826
Total	$161,058	$80,999	$73,073	$77,203

(a) Long lived assets include property plant and equipment, net, railcars available for lease, net, and right-of-use (ROU) assets.

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$52,454	$-	$52,454
Assets:
Foreign currency derivative asset	$-	$813	$-	$813

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$36,801	$-	$36,801
Assets:
Foreign currency derivative asset	$-	$606	$-	$606

Non-recurring Fair Value Measurements	During the Three Months Ended March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$2,842	$2,842

The fair value of the Company’s Warrant liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices of $0.01 per share and $3.57 per share, and number of shares exercisable at March 31, 2024 and December 31, 2023, is a Level 2 measurement.

The fair value of the Company’s foreign currency derivative asset determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates at March 31, 2024 and December 31, 2023 in an active market, is a Level 2 measurement. See Note 15 - Derivatives.

The fair value of the Company's fleet of triple hopper aggregate railcars determined using a cost plus market approach for a portion of the assets and a market-based approach for the remainder of the assets at December 31, 2023, is a Level 3 measurement. In the first quarter of 2024, the Company gained possession of these railcars. The portion of railcars intended to be sold in their current condition were classified as assets held for sale, while the remaining railcars intended to be converted into a new car type were classified as inventory as of March 31, 2024.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2024	2023
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	103
Restricted cash to collateralize foreign currency derivatives	700	320
Total restricted cash and restricted cash equivalents	$1,085	$705

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$75,249	$65,639
Work in process	21,703	31,138
Finished railcars	7,712	23,196
Parts inventory	5,114	5,049
Total inventories, net	$109,778	$125,022

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,733 and $1,594 relating to excess or slow-moving inventory for parts and raw materials at March 31, 2024 and December 31, 2023, respectively.

Note 8 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. The Company generally warrants that new railcars produced by it will be free from defects in material and workmanship under normal use and service identified for a period of up to five years from the time of sale. Changes in the warranty reserve for the three months ended March 31, 2024 and 2023 are as follows:

	March 31,
	2024	2023

Balance at the beginning of the year	$1,602	$1,940
Current year provision	169	251
Reductions for payments, costs of repairs and other	(173)	(186)
Adjustments to prior warranties	(130)	(71)
Balance at the end of the year	$1,468	$1,934

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 9 – Revolving Credit Facility

Total outstanding debt under the Company’s revolving credit facility consists of $30,002 as of March 31, 2024 and $29,415 as of December 31, 2023.

As of March 31, 2024, a revolving line of credit maturing on October 31, 2024 exists in the maximum aggregate principal amount of up to $45,000, secured by a standby letter of credit in the principal amount of $25,000 and the Company’s accounts receivable. In connection with the standby letter of credit, the Company has agreed to pay an affiliate of the lender a fee due and payable in cash of $375 per quarter.

The standby letter of credit bears interest at the prime rate of interest (“Prime”) plus 1.5%, or 10% as of March 31, 2024. Advances secured by the Company’s accounts receivable bear interest at Prime plus 2%, or 10.5% as of March 31, 2024.

The fair value of debt approximates its carrying value as of March 31, 2024 and December 31, 2023.

Note 10 – Warrants

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years to purchase a number of shares of Common Stock equal to 23% (the “2020 Warrant”), 5% (the “2021 Warrant”), and 5% (the “2022 Warrant”) of the outstanding Common Stock (after giving effect to such issuance) on a fully-diluted basis at the time the warrants are exercised. The 2020 Warrant, 2021 Warrant, and 2022 Warrant each have a per share exercise price of $0.01 and a term of ten (10) years from date of issuance.

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 8,644,388 and 8,712,618 shares of Common Stock as of March 31, 2024 and December 31, 2023, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 1,879,215 and 1,894,047 shares of Common Stock as of March 31, 2024 and December 31, 2023, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 1,879,215 and 1,894,047 shares of Common Stock as of March 31, 2024 and December 31, 2023, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of March 31, 2024, the Warrants is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant at March 31, 2024 and December 31, 2023 was $52,454 and $36,801, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

Note 11 – Mezzanine Equity

In May 2023, the Company issued to OC III LFE 85,412 shares of non-convertible Series C Preferred Stock, $0.01 par value per share, with an initial stated and fair value of $85,412 or $1,000 per share (the “Preferred Stock”). As of March 31, 2024, 85,412 shares of the Preferred Stock remain issued and outstanding. The Company classifies the Preferred Stock as mezzanine equity (temporary equity outside of permanent equity) since a deemed liquidation event following a change of control may require redemption of the Preferred Stock that is not solely within the control of the Company.

The Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution and winding up. Dividends accrue at a rate of 17.5% per annum on the initial stated value of the Preferred Stock. Accrued dividends, whether or not declared, are cumulative. OC III LFE will not participate in any dividends paid to holders of Common Stock.

The Company may redeem outstanding shares of Preferred Stock at any time by payment of the initial stated value plus accrued dividends. If the Company has not redeemed all of the outstanding shares of Preferred Stock on or prior to the fourth anniversary of issuance, the dividend rate will increase by 0.5% for every quarter thereafter until redeemed in full (the “Dividend Rate Increase”). OC III LFE has the right to request the Company redeem all of the outstanding shares of Preferred Stock at any time after the sixth anniversary of issuance. If the Company does not redeem all of the outstanding shares of Preferred Stock within six months after receipt of a redemption request, OC III LFE will be entitled to certain limited voting rights.

The Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, and as the Company has the ability to redeem all of the outstanding shares of the Preferred Stock before the occurrence of a Dividend Rate Increase, the discount on outstanding shares of Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the Dividend Rate Increase using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the outstanding shares of Preferred Stock by a corresponding amount. Accordingly, the discount is amortized over four years using the effective yield method. Issuance costs of $2,301 were allocated against the outstanding shares of the Preferred Stock upon issuance. The Company recognized discount amortization of $144 during the three months ended March 31, 2024. The Company did not recognize any discount amortization during the three months ended March 31, 2023.

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended March 31, 2024	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$35	$-	$35
Foreign currency derivative asset activity:
Unrealized gain on foreign currency derivatives	$207	$-	$207
	$242	$-	$242

Three months ended March 31, 2023
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$41	$-	41

The components of accumulated other comprehensive income consist of the following:

	March 31,	December 31,
	2024	2023
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$1,794	$1,759
Unrealized gain on foreign currency derivatives	813	606
	$2,607	$2,365

Note 13 – Stock-Based Compensation

Total stock-based compensation was $760 and $(91) for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $2,129 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 27 months. As of March 31, 2024, there was $2,057 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 27 months. As of March 31, 2024, there was no unearned compensation expense related to cash settled stock appreciation rights.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of The FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. As of March 31, 2024, there was $286 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 27 months.

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

The components of net periodic benefit cost (benefit) for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2024	2023
Interest cost	$135	$151
Expected return on plan assets	(75)	(81)
Amortization of unrecognized net income	35	41
	$95	$111

The Company made no contributions to its defined benefit pension plan for the three months ended March 31, 2024 and 2023. The Company expects to make no contributions to its pension plan in 2024.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed.

Note 15 – Derivatives

The Company’s operations and expenditures in its normal course of business are subject to opportunities and risks related to foreign currency fluctuations. The Company currently utilizes foreign currency forward contracts to protect against downward currency exposure by hedging Mexican Peso denominated expenses against the risk of volatility in foreign currency exchange rates between the Mexican Peso and the U.S. Dollar.

During 2023 and 2024, the Company entered into forward contracts to hedge the Company’s anticipated and probable Mexican Peso denominated expenses against the foreign currency rate exposure. The contracts have terms between one and 12 months and require the Company to exchange currencies at agreed-upon rates at each settlement date. The counterparties to the contracts consist of a limited number of major domestic and international financial institutions. The Company classifies these contracts as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The Company does not have any non-designated derivatives.

The Company assesses the assumed effectiveness of the contracts at each reporting period. The foreign currency derivatives are recorded on the balance sheet at fair value. The Company records unrealized gains or losses related to changes in the fair value of the forward contracts in other comprehensive income as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income (loss) are reclassified to the condensed consolidated statements of operations on the same line as the items being hedged when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective.

The notional amounts of outstanding foreign currency derivatives are as follows:

	March 31,	December 31,
Notional Amount	2024	2023
Derivative instruments designated as hedges:
Foreign currency derivatives	$10,815	$11,562

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	March 31,	December 31,
Fair Value	2024	2023
Prepaid expenses:
Foreign currency derivatives	$813	$606

The pre-tax realized gain on foreign currency derivatives is recognized in the condensed consolidated statements of operations as follows:

		Amount of (Gain) Recognized
		Three Months Ended March 31,
	Location of Realized (Gain) Recognized in the Condensed Consolidated Statements of Operations	2024	2023
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$(231)	$(3)

Note 16 – Earnings (Loss) Per Share

The weighted-average common shares outstanding are as follows:

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss	$(11,571)	$(5,037)
Accretion of financing fees	(144)	-
Accrued dividends on Series C Preferred Stock	(4,237)	-
Net loss available to common stockholders - basic	$(15,952)	$(5,037)
Net loss available to common stockholders - diluted	$(15,952)	$(5,037)
Denominator:
Weighted average common shares outstanding	17,128,417	16,792,292
Issuance of Warrants	12,451,765	9,753,171
Weighted average common shares outstanding - basic	29,580,182	26,545,463
Weighted average common shares outstanding - diluted	29,580,182	26,545,463

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended March 31, 2024 and 2023, 4,781,274 and 2,086,898 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 17 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesús Gil, a director of the Company and former VP, Operations; and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Fasemex owns approximately 10.6% of the outstanding shares of Common Stock as of March 31, 2024 and provides steel fabrication services to the Company. The lessors of the Castaños Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $7,647 and $5,636 to the Gil Family during the three months ended March 31, 2024 and 2023, respectively, related to steel fabrication services, rent and security deposit payments for the Castaños Facility, material and safety supplies, trucking services and royalty payments.

Commercial Specialty Truck Holdings, LLC (“CSTH”) is minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. The Company sold specialty parts supplies in an amount equal to $208 to CSTH during the three months ended March 31, 2024. The Company sold no specialty parts supplies to CSTH during the three months ended March 31, 2023.

Related party asset on the condensed consolidated balance sheet of $902 as of March 31, 2024 includes other receivables of $188 from CSTH and other assets of $714 from the Gil Family. Related party accounts payable on the condensed consolidated balance sheet of $2,394 as of March 31, 2024 is payable to the Gil Family. Related party asset on the condensed consolidated balance sheet of $638 as of December 31, 2023 includes other receivables of $517 from the Gil Family and $121 from CSTH. Related party accounts payable on the condensed consolidated balance sheet of $2,478 as of December 31, 2023 is payable to the Gil Family.

Note 18 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 18.2% and (2.3)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate of 18.2% for the three months ended March 31, 2024 was higher than the effective tax rate for the three months ended March 31, 2023 primarily due to an increase in the mix of forecasted earnings and permanent items. The effective tax rate for the first quarter of 2024 varies from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions and permanent differences, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S. The effective tax rate for the first quarter of 2023 was lower than the 21% U.S. statutory tax rate primarily due to earnings from international jurisdictions and permanent differences and discrete events, predominantly Mexico, taxed at higher tax rates and a full valuation allowance in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve potential risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These potential risks and uncertainties relate to, among other things, the cyclical nature of our business; adverse economic and market conditions, including inflation; material disruption in the movement of rail traffic for deliveries; fluctuating costs of raw materials, including steel and aluminum; delays in the delivery of raw materials; our ability to maintain relationships with our suppliers of railcar components; successfully onboarding our new chief executive officer; the highly competitive nature of our industry; our reliance upon a small number of customers that represent a large percentage of our sales; the variable purchase patterns of our customers and the timing of completion; delivery and customer acceptance of orders; the risk of lack of acceptance of our new railcar offerings; and other competitive factors. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

We are a diversified manufacturer of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America. We also provide railcar rebody services and railcar conversions that repurpose idled rail assets back into revenue service, supply railcar parts, and service freight cars. We have been manufacturing railcars since 1901.

Total new orders received for railcars for the three months ended March 31, 2024 were 384 units, consisting of 275 new railcars and 109 rebuilt railcars, compared to orders for 1,960 units, consisting of 1,770 new railcars and 190 rebuilt railcars for the three months ended March 31, 2023. Total backlog of unfilled orders was 2,075 units at March 31, 2024, compared to 2,914 railcars as of December 31, 2023. The estimated sales value of the backlog was $238 million and $348 million, respectively, as of March 31, 2024 and December 31, 2023. The decrease in the number of orders for new railcars for the three months ended March 31, 2024 compared to the prior year period is a reflection of mixed levels of confidence in the economic outlook.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Revenues

Our consolidated revenues for the three months ended March 31, 2024 were $161.1 million compared to $81.0 million for the three months ended March 31, 2023. Manufacturing segment revenues for the three months ended March 31, 2024 were $155.7 million compared to $77.6 million for the corresponding prior year period. The $78.1 million increase in Manufacturing segment revenues was primarily driven by an increase in the volume of railcar units delivered during the quarter, which includes the railcars impacted by the closure of the U.S.-Mexico border in December 2023. Railcar deliveries in the three months ended March 31, 2024 totaled 1,223 units, consisting entirely of new railcars, compared to 738 units in the same period of 2023, consisting of 639 new railcars and 99 rebuilt railcars. Corporate and Other revenues were $5.3 million for the three months ended March 31, 2024 compared to $3.4 million for the three months ended March 31, 2023.

Gross Profit

Our consolidated gross profit was $11.4 million for the three months ended March 31, 2024 compared to $7.5 million for the three months ended March 31, 2023. Manufacturing segment gross profit was $8.7 million for the three months ended March 31, 2024 compared to $6.4 million for the three months ended March 31, 2023. The $3.9 million increase in consolidated gross profit and $2.3 million increase in Manufacturing segment gross profit reflects a favorable volume variance partially offset by an unfavorable product mix.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended March 31, 2024 were $7.5 million compared to $6.4 million for the three months ended March 31, 2023. The $1.1 million increase in consolidated selling, general and administrative expenses for the three months ended March 31, 2024 was primarily due to a $0.9 million increase in stock-based compensation expenses. Manufacturing segment selling, general and administrative expenses were $0.5 million for the three months ended March 31, 2024 compared to $0.8 million for the three months ended March 31, 2023. The $0.3 million decrease in Manufacturing selling, general and administrative expenses for the three months ended March 31, 2024 was primarily due to a $0.2 million decrease in consulting expenses. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2024 were 0.3% of revenue, compared to 1.0% of revenue for the three months ended March 31, 2023. Corporate and Other selling, general and administrative expenses were $7.0 million for the three months ended March 31, 2024 compared to $5.6 million for the three months ended March 31, 2023. The $1.4 million increase in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned increase in stock-based compensation expenses in the current year.

Operating Income (Loss)

Our consolidated operating income for the three months ended March 31, 2024 was $3.9 million compared to a $1.1 million consolidated operating income for the three months ended March 31, 2023 driven primarily by the previously mentioned gross profit, partially offset by the previously mentioned increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $8.3 million for the three months ended March 31, 2024 compared to an operating income of $5.6 million for the three months ended March 31, 2023, reflecting the increase in railcars delivered during the three months ended March 31, 2024 compared to the 2023 period. Corporate and Other operating loss was $4.4 million for the three months ended March 31, 2024 compared to $4.5 million for the three months ended March 31, 2023. The $0.1 million decrease in operating loss is primarily a result of the decrease in Corporate and Other gross profit, offset by the previously mentioned increase in stock-based compensation expenses.

Income Taxes

Our income tax benefit was $2.6 million for the three months ended March 31, 2024 compared to our income tax provision of $0.1 million for the three months ended March 31, 2023 primarily due to an increase in the mix of forecasted earnings and permanent items.

Net Loss

As a result of the changes and results discussed above, as well as the change in fair value of the warrant liability, net loss was $11.6 million for the three months ended March 31, 2024 compared to $5.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, basic and diluted net loss per share was $0.54 compared to $0.19 for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

Revolving Credit Facility

Total outstanding debt under the Company’s revolving credit facility consists of $30,002 as of March 31, 2024 and $29,415 as of December 31, 2023.

As of March 31, 2024, a revolving line of credit maturing on October 31, 2024 existed in the maximum aggregate principal amount of up to $45,000, secured by a standby letter of credit in the principal amount of $25,000 and the Company’s accounts receivable. In connection with the standby letter of credit, the Company has agreed to pay an affiliate of the lender a fee due and payable in cash of $375 per quarter.

The standby letter of credit bears interest at the prime rate of interest (“Prime”) plus 1.5%, or 10% as of March 31, 2024. Advances secured by the Company’s accounts receivable bear interest at Prime plus 2%, or 10.5% as of March 31, 2024.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years. In May 2023, the Company issued a warrant to OC III LFE to purchase 1,636,313 shares of the Company’s Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

Preferred Shares

In May 2023, the Company issued to OC III LFE 85,412 shares of non-convertible Series C Preferred Stock, $0.01 par value per share with an initial stated and fair value of $85,412 or $1,000 per share (the “Preferred Stock”). As of March 31, 2024, 85,412 shares of the Preferred Stock remain issued and outstanding. The Company classifies the Preferred Stock as mezzanine equity (temporary equity outside of permanent equity) since a deemed liquidation event following a change of control may require redemption of the Preferred Stock that is not solely within the control of the Company.

The Preferred Stock ranks senior to the Common Stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution and winding up. Dividends accrue at a rate of 17.5% per annum on the initial stated value. Accrued dividends, whether or not declared, are cumulative. The Preferred Stock will not participate in any dividends paid to the holders of shares of Common Stock.

The Company may redeem the outstanding Preferred Stock at any time by payment of the initial stated value plus accrued dividends. If the Company has not redeemed on or prior to the fourth anniversary of issuance, the dividend rate will increase by 0.5% for every quarter thereafter until redeemed in full. OC III LFE has the right to request the Company redeem at any time after the sixth anniversary of issuance. If the Company does not redeem within six months after receipt of a redemption request, OC III LFE will be entitled to certain limited voting rights.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $1.1 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively. Restricted deposits of $0.3 million as of each of March 31, 2024 and December 31, 2023 relate to a customer deposit for the purchase of railcars. Restricted deposits of $0.1 million as of each of March 31, 2024 and December 31, 2023 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of March 31, 2024 are a requirement as long as the performance guarantees are in place. Restricted deposits of $0.7 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, are used to collateralize foreign currency derivatives.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital as demand for railcars increases, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash used in:
Operating activities	$(25,322)	$(7,704)
Investing activities	(966)	(1,960)
Financing activities	(295)	(449)
Total	$(26,583)	$(10,113)

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

Our net cash used in operating activities for the three months ended March 31, 2024 was $25.3 million compared to net cash used in operating activities of $7.7 million for the three months ended March 31, 2023. Our net cash used in operating activities for the three months ended March 31, 2024 reflects changes in working capital, including increases in accounts receivable of $28.6 million, offset by decreases in inventory of $17.0 million and in accounts payable of $7.9 million. The increase in accounts receivable relates to the timing of collections with current railcar builds based on contractual payment terms. Decreases in accounts payable and inventory relate to inventory on hand at December 31, 2023 used in production of railcars delivered in the first quarter of 2024. Our net cash used in operating activities for the three months ended March 31, 2023 reflects changes in working capital, including increases in inventory of $19.7 million offset by decreases in VAT receivable of $3.0 million and increases in accounts payable of $9.7 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2024 was $1.0 million and consisted of capital expenditures related to the expansion of the Castaños Facility. Net cash used in investing activities for the three months ended March 31, 2023 was $2.0 million and consisted of capital expenditures related to the construction in progress for the Castaños Facility operations.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2024 was $0.3 million which included net borrowings on revolving line of credit of $0.6 million and principal payments on the finance lease of $0.8 million. Net cash used in financing activities for the three months ended March 31, 2023 was $0.4 million which included net borrowings on revolving line of credit of $0.2 million, principal payments on the finance lease of $0.1 million and employee stock settlements of $0.1 million.

Capital Expenditures

Our capital expenditures were $1.0 million in the three months ended March 31, 2024, compared to $2.0 million in the three months ended March 31, 2023. We anticipate capital expenditures during 2024 to be in the range of $5.0 million to $7.0 million, primarily related to maintenance of current production lines at the Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on their evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	Royalty Agreement, dated January 23, 2024, by and between the Company and Alejandro Gil Benavides.
10.4	Royalty Agreement, dated January 23, 2024, by and between the Company and Jesús Salvador Gil Benavides.
10.5	Royalty Agreement, dated January 23, 2024, by and between the Company and Salvador Gil Benavides.
10.6

Termination Agreement dated January 23, 2024, by and among the Company, Fabricaciones y Servicios de México, S.A. de C.V., Agben de Mexico, S.A. de C.V., Industrial Mexicana Fasemex, S.A. de C.V., Proveedora Industrial para el Manejo de Materiales, S.A. de C.V. and Fasemex, Inc.

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

FREIGHTCAR AMERICA, INC.

Date: May 8, 2024	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 8, 2024	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)