Form 10-Q
period 2024-06-30
FreightCar America, Inc.
filed 2024-08-12
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 6, 2024, there were 18,873,850 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$39,370	$40,560
Accounts receivable, net of allowance for doubtful accounts of $88 and $18 respectively	12,815	6,408
VAT receivable	2,895	2,926
Inventories, net	64,479	125,022
Assets held for sale	629	—
Related party asset	1,010	638
Prepaid expenses	5,915	4,867
Total current assets	127,113	180,421
Property, plant and equipment, net	30,489	31,258
Railcars available for lease, net	—	2,842
Right of use asset operating lease	2,620	2,826
Right of use asset finance lease	44,507	40,277
Other long-term assets	2,492	1,835
Total assets	$207,221	$259,459
Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$45,102	$84,417
Related party accounts payable	1,083	2,478
Accrued payroll and other employee costs	5,255	5,738
Accrued warranty	1,361	1,602
Customer deposits	8,709	—
Current portion of long-term debt	—	29,415
Other current liabilities	6,616	13,711
Total current liabilities	68,126	137,361
Warrant liability	52,342	36,801
Accrued pension costs	1,165	1,046
Lease liability operating lease, long-term	2,909	3,164
Lease liability finance lease, long-term	45,747	41,273
Other long-term liabilities	2,016	2,562
Total liabilities	172,305	222,207
Commitments and contingencies
Mezzanine equity
Series C Preferred stock, $0.01 par value, 85,412 shares authorized, 85,412 shares issued and outstanding at each of June 30, 2024 and December 31, 2023, respectively. Liquidation value $103,712 and $95,048 at June 30, 2024 and December 31, 2023, respectively.	83,745	83,458
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,873,850 and 17,903,437 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	220	210
Additional paid-in capital	96,312	94,067
Accumulated other comprehensive income	1,168	2,365
Accumulated deficit	(146,529)	(142,848)
Total stockholders’ deficit	(48,829)	(46,206)
Total liabilities, mezzanine equity and stockholders’ deficit	$207,221	$259,459

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$147,416	$88,596	$308,474	$169,595
Cost of sales	128,986	75,641	278,641	149,155
Gross profit	18,430	12,955	29,833	20,440
Selling, general and administrative expenses	8,510	5,851	16,003	12,239
Gain on sale of railcars available for lease	—	(622)	—	(622)
Litigation settlement	(3,214)	—	(3,214)	—
Operating income	13,134	7,726	17,044	8,823
Interest expense	(1,847)	(4,351)	(4,238)	(10,951)
Gain (loss) on change in fair market value of Warrant liability	112	(6,755)	(15,541)	(6,142)
Loss on extinguishment of debt	—	(14,880)	—	(14,880)
Other expense	(725)	(69)	(739)	(105)
Income (loss) before income taxes	10,674	(18,329)	(3,474)	(23,255)
Income tax provision (benefit)	2,497	560	(80)	671
Net income (loss)	$8,177	$(18,889)	$(3,394)	$(23,926)
Net income (loss) per common share – basic	$0.12	$(0.73)	$(0.41)	$(0.93)
Net income (loss) per common share – diluted	$0.11	$(0.73)	$(0.41)	$(0.93)
Weighted average common shares outstanding – basic	30,641,193	28,113,825	30,235,876	27,552,297
Weighted average common shares outstanding – diluted	32,277,506	28,113,825	30,235,876	27,552,297

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income (loss)	$8,177	$(18,889)	$(3,394)	$(23,926)
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency derivatives	(1,474)	—	(1,267)	—
Pension and postretirement liability adjustments	35	36	70	77
Comprehensive income (loss)	$6,738	$(18,853)	$(4,591)	$(23,849)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, March 31, 2023	-	$-	17,702,459	$208	$90,165	$1,063	$(123,950)	$(32,514)
Net loss	-	-	-	-	-	-	(18,889)	(18,889)
Other comprehensive income	-	-	-	-	-	36	-	36
Issuance of Series C preferred shares, net of issuance costs	85,412	83,253	-	-	-	-	(57)	(57)
Restricted stock awards	-	-	143,910	1	(1)	-	-	-
Exercise of stock appreciation rights	-	-	738	-	-	-	-	-
Stock appreciation rights classification modification	-	-	-	-	1,738	-	-	1,738
Stock-based compensation recognized	-	-	-	-	582	-	-	582
Equity Fees	-	-	52,084	1	149	-	-	150
Balance, June 30, 2023	85,412	$83,253	17,899,191	$210	$92,633	$1,099	$(142,896)	$(48,954)

Balance, March 31, 2024	85,412	$83,602	18,345,488	$214	$94,783	$2,607	$(154,563)	$(56,959)
Net income	-	-	-	-	-	-	8,177	8,177
Other comprehensive loss	-	-	-	-	-	(1,439)	-	(1,439)
Accretion of Series C preferred shares issuance costs	-	143	-	-	-	-	(143)	(143)
Restricted stock awards	-	-	211,340	3	(3)	-	-	-
Exercise of stock options and appreciation rights	-	-	317,022	3	766	-	-	769
Stock-based compensation recognized	-	-	-	-	766	-	-	766
Balance, June 30, 2024	85,412	$83,745	18,873,850	$220	$96,312	$1,168	$(146,529)	$(48,829)

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2022	-	$-	17,223,306	$203	$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-	-	-	-	-	(23,926)	(23,926)
Other comprehensive income	-	-	-	-	-	77	-	77
Issuance of Series C preferred shares, net of issuance costs	85,412	83,253	-	-	-	-	(57)	(57)
Restricted stock awards	-	-	453,258	4	(4)	-	-	-
Employee stock settlement	-	-	(31,888)	-	(106)	-	-	(106)
Exercise of stock appreciation rights	-	-	738	-	-	-	-	-
Stock appreciation rights classification modification	-	-	-	-	1,738	-	-	1,738
Vesting of restricted stock units	-	-	42,815	-	145	-	-	145
Stock-based compensation recognized	-	-	-	-	1,074	-	-	1,074
Equity Fees	-	-	210,962	3	682	-	-	685
Balance, June 30, 2023	85,412	$83,253	17,899,191	$210	$92,633	$1,099	$(142,896)	$(48,954)

Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(3,394)	(3,394)
Other comprehensive loss	-	-	-	-	-	(1,197)	-	(1,197)
Accretion of Series C preferred shares issuance costs	-	287	-	-	-	-	(287)	(287)
Restricted stock awards	-	-	774,796	8	(8)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,790)	(1)	1	-	-	-
Exercise of stock options and appreciation rights	-	-	317,022	3	766	-	-	769
Stock-based compensation recognized	-	-	-	-	1,526	-	-	1,526
Balance, June 30, 2024	85,412	$83,745	18,873,850	$220	$96,312	$1,168	$(146,529)	$(48,829)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,394)	$(23,926)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,810	2,105
Non-cash lease expense on right-of-use assets	1,436	1,307
Loss on change in fair market value for Warrant liability	15,541	6,142
Stock-based compensation recognized	1,526	(191)
Non-cash interest expense	2,315	7,593
Loss on extinguishment of debt	—	14,880
Other non-cash items, net	(480)	(472)
Changes in operating assets and liabilities:
Accounts receivable	(6,407)	(11,922)
Inventories	63,723	(25,110)
Accounts and contractual payables	(40,066)	(6,050)
Income taxes payable, net	(4,949)	(1,456)
Lease liability	(1,790)	(1,991)
Customer deposits	8,709	19,644
Other assets and liabilities	(7,099)	(6,129)
Net cash flows provided by (used in) operating activities	31,875	(25,576)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,269)	(4,954)
Proceeds from sale of railcars available for lease, net of selling costs	—	8,356
Net cash flows (used in) provided by investing activities	(2,269)	3,402
Cash flows from financing activities
Proceeds from issuance of preferred shares, net of issuance costs	—	13,339
Borrowings on revolving line of credit	26,595	89,223
Repayments on revolving line of credit	(56,010)	(105,882)
Employee stock settlement	(40)	(106)
Payment for stock appreciation rights exercised	—	(6)
Financing lease payments	(1,341)	(307)
Net cash flows used in financing activities	(30,796)	(3,739)
Net decrease in cash and cash equivalents	(1,190)	(25,913)
Cash, cash equivalents and restricted cash equivalents at beginning of period	40,560	37,912
Cash, cash equivalents and restricted cash equivalents at end of period	$39,370	$11,999
Supplemental cash flow information
Interest paid	$1,930	$3,319
Income taxes paid	$4,207	$1,516
Non-cash transactions
Change in unpaid construction in process	$(210)	$332
Accrued PIK interest paid through issuance of PIK Note	$—	$3,161
Issuance of preferred shares in exchange of term loan	$—	$72,607
Issuance of warrants	$—	$3,010
Issuance of equity fee	$—	$685

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”, the “Company”, “we” or “our”) operates primarily in North America through its direct and indirect subsidiaries, and designs and manufactures a wide range of railroad freight cars, completes railcar rebody services and railcar conversions that repurpose idled rail assets back into revenue service, supplies railcar parts, and services freight cars. The Company designs and builds high-quality railcars, including bulk commodity cars, covered hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars, coal cars and boxcars, and also specializes in railcar repairs, complete rebody services and the conversion of railcars for re-purposed use. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Qingdao, People’s Republic of China; and Castaños, Coahuila, Mexico (the “Castaños Facility”).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2023 year-end balance sheet data was derived from the audited financial statements as of December 31, 2023. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Railcar sales	$141,077	$85,349	$296,674	$162,345
Parts sales	4,888	2,873	10,218	6,273
Revenues from contracts with customers	145,965	88,222	306,892	168,618
Leasing revenues	1,451	374	1,582	977
Total revenues	$147,416	$88,596	$308,474	$169,595

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of June 30, 2024 and December 31, 2023. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term liabilities in the condensed consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. Customer deposits and deferred revenue, included in customer deposits and other current liabilities, respectively, in the Company’s condensed consolidated balance sheet, were $8,709 as of June 30, 2024 and $5,686 as of December 31, 2023 which was recognized as revenue during the first quarter of 2024. The Company has not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of June 30, 2024 with expected duration of greater than one year of $119,744.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Manufacturing	$142,528	$85,724	$298,256	$163,323
Corporate and Other	4,888	2,872	10,218	6,272
Consolidated revenues	$147,416	$88,596	$308,474	$169,595

Operating income (loss):
Manufacturing (1)	$18,714	$11,769	$26,993	$17,397
Corporate and Other	(5,580)	(4,043)	(9,949)	(8,574)
Consolidated operating income	$13,134	$7,726	$17,044	$8,823
Consolidated interest expense	(1,847)	(4,351)	(4,238)	(10,951)
Gain (loss) on change in fair market value of Warrant liability	112	(6,755)	(15,541)	(6,142)
Loss on extinguishment of debt	-	(14,880)	-	(14,880)
Consolidated other expense	(725)	(69)	(739)	(105)
Consolidated income (loss) before income taxes	$10,674	$(18,329)	$(3,474)	$(23,255)

Depreciation and amortization:
Manufacturing	$1,302	$891	$2,575	$1,823
Corporate and Other	112	142	235	282
Consolidated depreciation and amortization	$1,414	$1,033	$2,810	$2,105

Capital expenditures:
Manufacturing	$1,287	$2,947	$2,208	$4,826
Corporate and Other	16	47	61	128
Consolidated capital expenditures	$1,303	$2,994	$2,269	$4,954

(1) Results for the three and six months ended June 30, 2024 include a litigation settlement, of which $1,386 was allocated to leasing revenues and $3,214 was allocated to litigation settlement. Results for the three and six months ended June 30, 2023 include a gain on sale of railcars available for lease of $622.

	June 30,	December 31,
	2024	2023
Assets:
Manufacturing	$148,802	$207,093
Corporate and Other	55,207	51,158
Total operating assets	204,009	258,251
Consolidated income taxes receivable	3,212	1,208
Consolidated assets	$207,221	$259,459

	Geographic Information
	Revenues				Long Lived Assets(a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
United States	$147,416	$88,596	$308,474	$169,595	$4,107	$7,377
Mexico	-	-	-	-	73,509	69,826
Total	$147,416	$88,596	$308,474	$169,595	$77,616	$77,203

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

Recurring Fair Value Measurements	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$52,342	$-	$52,342
Foreign currency derivative liability	$-	$661	$-	$661

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$36,801	$-	$36,801
Assets:
Foreign currency derivative asset	$-	$606	$-	$606

Non-recurring Fair Value Measurements	During the Six Months Ended June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$2,842	$2,842

The fair value of the Company’s Warrant (as defined below) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices of $0.01 per share and $3.57 per share, and number of shares exercisable at June 30, 2024 and December 31, 2023, is a Level 2 measurement.

The fair value of the Company’s foreign currency derivative (liability) asset determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates at June 30, 2024 and December 31, 2023 in an active market, is a Level 2 measurement. See Note 15 - Derivatives.

The fair value of the Company's fleet of triple hopper aggregate railcars determined using a cost plus market approach for a portion of the assets and a market-based approach for the remainder of the assets at December 31, 2023, is a Level 3 measurement. In the first quarter of 2024, the Company gained possession of these railcars. The portion of railcars intended to be sold in their current condition were classified as assets held for sale, while the remaining railcars intended to be converted into a new car type were classified as inventory.

Note 6 – Restricted Cash

The Company establishes restricted cash balances when required by customer contracts and to collateralize standby letters of credit. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2024	2023
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	103	103
Restricted cash to collateralize foreign currency derivatives	2,070	320
Total restricted cash and restricted cash equivalents	$2,455	$705

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$38,651	$65,639
Work in process	12,537	31,138
Finished railcars	7,903	23,196
Parts inventory	5,388	5,049
Total inventories, net	$64,479	$125,022

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $2,027 and $1,594 relating to excess or slow-moving inventory for parts and raw materials at June 30, 2024 and December 31, 2023, respectively.

Note 8 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the six months ended June 30, 2024 and 2023 are as follows:

	For the Six Months Ended June 30,
	2024	2023

Balance at the beginning of the year	$1,602	$1,940
Current year provision	313	603
Reductions for payments, costs of repairs and other	(305)	(819)
Adjustments to prior warranties	(249)	(91)
Balance at the end of the period	$1,361	$1,633

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 9 – Revolving Credit Facility

The Company had no outstanding debt and remaining availability of $39,586 under the Company’s revolving credit facility as of June 30, 2024. As of December 31, 2023, the Company had $29,415 in outstanding debt and remaining availability of $10,853 under the revolving credit facility.

As of June 30, 2024, a revolving line of credit maturing on October 31, 2024 exists in the maximum aggregate principal amount of up to $45,000, secured by a standby letter of credit in the principal amount of $25,000 and the Company’s accounts receivable. In connection with the standby letter of credit, the Company has agreed to pay an affiliate of OC III LFE (as defined below) a fee due and payable in cash of $375 per quarter.

The standby letter of credit bears interest at the prime rate of interest (“Prime”) plus 1.5%, or 10% as of June 30, 2024. Advances secured by the Company’s accounts receivable bear interest at Prime plus 2%, or 10.5% as of June 30, 2024.

The fair value of debt approximates its carrying value as of December 31, 2023.

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

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,623,191 and 8,712,618 shares of Common Stock as of June 30, 2024 and December 31, 2023, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,091,998 and 1,894,047 shares of Common Stock as of June 30, 2024 and December 31, 2023, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,091,998 and 1,894,047 shares of Common Stock as of June 30, 2024 and December 31, 2023, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of June 30, 2024, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant at June 30, 2024 and December 31, 2023 was $52,342 and $36,801, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

Note 11 – Mezzanine Equity

In May 2023, the Company issued to OC III LFE 85,412 shares of non-convertible Series C Preferred Stock, $0.01 par value per share, with an initial stated and fair value of $85,412 or $1,000 per share (the “Preferred Stock”). As of June 30, 2024, 85,412 shares of the Preferred Stock remain issued and outstanding. The Company classifies the Preferred Stock as mezzanine equity (temporary equity outside of permanent equity) because a deemed liquidation event following a change of control may require redemption of the Preferred Stock that is not solely within the control of the Company.

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

The Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, and as the Company has the ability to redeem all of the outstanding shares of the Preferred Stock before the occurrence of a Dividend Rate Increase, the discount on outstanding shares of Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the Dividend Rate Increase using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the outstanding shares of Preferred Stock by a corresponding amount. Accordingly, the discount is amortized over four years using the effective yield method. Issuance costs of $2,301 were allocated against the outstanding shares of the Preferred Stock upon issuance. The Company recognized discount amortization of $143 and $287 during the three and six months ended June 30, 2024, respectively, and $57 during the three and six months ended June 30, 2023.

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2024
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$35	$-	$35
Foreign currency derivative liability activity:
Unrealized loss on foreign currency derivatives	$(1,474)	$-	$(1,474)
	$(1,439)	$-	$(1,439)

Three months ended June 30, 2023
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$36	$-	$36

Six months ended June 30, 2024	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$70	$-	$70
Foreign currency derivative liability activity:
Unrealized loss on foreign currency derivatives	$(1,267)	$-	$(1,267)
	$(1,197)	$-	$(1,197)

Six months ended June 30, 2023
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$77	$-	77

The components of accumulated other comprehensive income consist of the following:

	June 30,	December 31,
	2024	2023
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$1,829	$1,759
Unrealized (loss) gain on foreign currency derivatives	(661)	606
	$1,168	$2,365

Note 13 – Stock-Based Compensation

Total stock-based compensation was $766 and $(100) for the three months ended June 30, 2024 and 2023, respectively, and $1,526 and $(191) for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $2,500 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 23 months. As of June 30, 2024, there was $2,031 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 26 months. As of June 30, 2024, there was no unearned compensation expense related to cash settled stock appreciation rights.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of The FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. As of June 30, 2024, there was $209 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 24 months.

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

The components of net periodic benefit cost (benefit) for the three and six months ended June 30, 2024 and 2023, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2024	2023	2024	2023
Interest cost	$134	$151	$269	$302
Expected return on plan assets	(75)	(86)	(150)	(167)
Amortization of unrecognized net income	35	36	70	77
	$94	$101	$189	$212

The Company made no contributions to the Plan for the three and six months ended June 30, 2024 and 2023. The Company expects to make no contributions to the Plan in 2024.

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

During 2023 and 2024, the Company entered into forward contracts to hedge the Company’s anticipated and probable Mexican Peso denominated expenses against the foreign currency rate exposure. The contracts have terms between one and 12 months and require the Company to exchange currencies at agreed-upon rates at each settlement date. The counterparties to the contracts consist of a limited number of domestic and international financial institutions. The Company classifies these contracts as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The Company does not have any non-designated derivatives.

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

The notional amounts of outstanding foreign currency derivatives are as follows:

	June 30,	December 31,
Notional Amount	2024	2023
Derivative instruments designated as hedges:
Foreign currency derivatives	$14,705	$11,562

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	June 30,	December 31,
Fair Value	2024	2023
Other current liabilities:
Foreign currency derivatives	$661	$-
Prepaid expenses:
Foreign currency derivatives	$-	$606

The pre-tax realized gain on foreign currency derivatives is recognized in the condensed consolidated statements of operations as follows:

		Amount of (Gain) Recognized		Amount of (Gain) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Realized (Gain) Recognized in the Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$(290)	$-	$(520)	$-

Note 16 - Commitments and Contingencies

The Company is involved in various litigation matters, including intellectual property litigation, and warranty and repair claims incidental to the conduct of our business. Although the Company is taking actions to vigorously contest these matters, it is not possible to determine the outcome of these matters and proceedings. The Company does not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Note 17 – Earnings (Loss) Per Share

The net income (loss) available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net income (loss)	$8,177	$(18,889)	$(3,394)	$(23,926)
Accretion of financing fees	(143)	(57)	(287)	(57)
Accrued dividends on Series C Preferred Stock	(4,427)	(1,612)	(8,664)	(1,612)
Net income (loss) available to common stockholders - basic	$3,607	$(20,558)	$(12,345)	$(25,595)
Net income (loss) available to common stockholders - diluted	$3,607	$(20,558)	$(12,345)	$(25,595)
Denominator:
Weighted average common shares outstanding	17,536,190	16,974,593	17,332,304	16,883,946
Issuance of Warrants	13,105,003	11,139,232	12,903,572	10,668,351
Weighted average common shares outstanding - basic	30,641,193	28,113,825	30,235,876	27,552,297
Issuance of Fixed Warrants	1,636,313	-	-	-
Weighted average common shares outstanding - diluted	32,277,506	28,113,825	30,235,876	27,552,297

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of nonvested share awards. For the three months ended June 30, 2024 and 2023, 3,130,304 and 5,893,935 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2024 and 2023, 4,780,208 and 5,865,863 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesús Gil, a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Fasemex owns approximately 10.3% of the outstanding shares of Common Stock as of June 30, 2024 and provides steel fabrication services to the Company. The lessors of the Castaños Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $7,006 and $14,653 to the Gil Family during the three and six months ended June 30, 2024, respectively, and $4,130 and $9,766 during the three and six months ended June 30, 2023, respectively, related to steel fabrication services, rent and security deposit payments for the Castaños Facility, material and safety supplies, trucking services and royalty payments.

Commercial Specialty Truck Holdings, LLC (“CSTH”) is minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. The Company sold specialty parts supplies in an amount equal to $207 and $415 to CSTH during the three and six months ended June 30, 2024, respectively. The Company sold no specialty parts supplies to CSTH during the three and six months ended June 30, 2023.

Related party asset on the condensed consolidated balance sheet of $1,010 as of June 30, 2024 includes other receivables of $293 from CSTH and other assets of $717 from the Gil Family. Related party accounts payable on the condensed consolidated balance sheet of $1,083 as of June 30, 2024 is payable to the Gil Family. Related party asset on the condensed consolidated balance sheet of $638 as of December 31, 2023 includes other receivables of $517 from the Gil Family and $121 from CSTH. Related party accounts payable on the condensed consolidated balance sheet of $2,478 as of December 31, 2023 is payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective income tax rate was 23.4% and (3.1)% for the three months ended June 30, 2024 and 2023, respectively, and 2.3% and (2.9)% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective income tax rates for the respective periods of 2024 and 2023 differed from the U.S. statutory tax rate of 21% primarily due to earnings from international jurisdictions taxed at a higher rate, permanent differences and discrete events, predominantly in Mexico, and a full valuation allowance in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve potential risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These potential risks and uncertainties relate to, among other things, the cyclical nature of our business; adverse economic and market conditions, including inflation; material disruption in the movement of rail traffic for deliveries; fluctuating costs of raw materials, including steel and aluminum; delays in the delivery of raw materials; our ability to maintain relationships with our suppliers of railcar components; our reliance upon a small number of customers that represent a large percentage of our sales; the variable purchase patterns of our customers and the timing of completion; delivery and customer acceptance of orders; the highly competitive nature of our industry; the risk of lack of acceptance of our new railcar offerings; and other competitive factors. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Total net railcar orders received for the six months ended June 30, 2024 were 3,301 units, consisting of 1,906 new railcars and 1,395 rebuilt railcars, compared to orders for 2,341 units, consisting of 2,151 new railcars and 190 rebuilt railcars for the six months ended June 30, 2023. Total backlog of unfilled orders was 3,833 units at June 30, 2024, compared to 2,914 railcars as of December 31, 2023. The estimated sales value of the backlog was $382 million and $348 million as of June 30, 2024 and December 31, 2023, respectively. The increase in the number of net railcar orders received for the six months ended June 30, 2024 compared to the prior year period is primarily a reflection of improvement in the railcar equipment market.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Revenues

Our consolidated revenues for the three months ended June 30, 2024 were $147.4 million compared to $88.6 million for the three months ended June 30, 2023. Manufacturing segment revenues for the three months ended June 30, 2024 were $142.5 million compared to $85.7 million for the corresponding prior year period. The $56.8 million increase in Manufacturing segment revenues was primarily driven by an increase in the volume of railcar units delivered during the quarter. Railcar deliveries in the three months ended June 30, 2024 totaled 1,159 units, consisting of 1,049 new railcars and 110 rebuilt railcars, compared to 760 units in the same period of 2023, consisting of 665 new railcars and 95 rebuilt railcars. Corporate and Other revenues were $4.9 million for the three months ended June 30, 2024 compared to $2.9 million for the three months ended June 30, 2023.

Gross Profit

Our consolidated gross profit was $18.4 million for the three months ended June 30, 2024 compared to $13.0 million for the three months ended June 30, 2023. Manufacturing segment gross profit was $16.0 million for the three months ended June 30, 2024 compared to $11.7 million for the three months ended June 30, 2023. The $5.4 million increase in consolidated gross profit and $4.3 million increase in Manufacturing segment gross profit primarily reflects a favorable volume variance.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2024 were $8.5 million compared to $5.9 million for the three months ended June 30, 2023. The $2.7 million increase in consolidated selling, general and administrative expenses for the three months ended June 30, 2024 was primarily due to increases in stock-based compensation expenses of $0.9 million and legal expenses of $1.0 million. Manufacturing segment selling, general and administrative expenses were $0.5 million for each of the three months ended June 30, 2024 and 2023. Manufacturing segment selling, general and administrative expenses for the three months ended June 30, 2024 were 0.4% of revenue, compared to 0.6% of revenue for the three months ended June 30, 2023. Corporate and Other selling, general and administrative expenses were $8.0 million for the three months ended June 30, 2024 compared to $5.3 million for the three months ended June 30, 2023. The $2.7 million increase in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned increases in stock-based compensation expenses and legal expenses in the current year.

Gain on Sale of Railcars Available for Lease

There was no gain on sale of railcars available for lease for the three months ended June 30, 2024. Gain on sale of railcars available for lease for the three months ended June 30, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million.

Litigation Settlement

During the three months ended June 30, 2024, we recorded a pre-tax litigation settlement of $3.2 million related to a dispute with a former lessee of our railcars. During the three months ended June 30, 2023, we did not record any litigation settlements.

Operating Income (Loss)

Our consolidated operating income for the three months ended June 30, 2024 was $13.1 million compared to a $7.7 million consolidated operating income for the three months ended June 30, 2023 driven primarily by the previously mentioned gross profit, partially offset by the previously mentioned increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $18.7 million for the three months ended June 30, 2024 compared to an operating income of $11.7 million for the three months ended June 30, 2023, reflecting the increase in railcars delivered during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Corporate and Other operating loss was $5.6 million for the three months ended June 30, 2024 compared to $4.0 million for the three months ended June 30, 2023. The $1.6 million increase in operating loss is primarily a result of the previously mentioned increases in selling, general and administrative expenses.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt for the three months ended June 30, 2024. Loss on extinguishment of debt for the three months ended June 30, 2023 was $14.9 million due to the settlement of the Term Loan Credit Agreement through the issuance of Series C Preferred Stock and the termination of the M&T Credit Agreement and Forbearance Agreement.

Income Taxes

Our income tax provision was $2.5 million for the three months ended June 30, 2024 compared to our income tax provision of $0.6 million for the three months ended June 30, 2023 primarily due to an increase in the mix of forecasted earnings and permanent items generated mainly in jurisdictions with higher tax rates.

Net Income (Loss)

As a result of the changes and results discussed above, as well as the change in fair value of the Warrant liability, net income was $8.2 million for the three months ended June 30, 2024 compared to net loss of $18.9 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, basic net income per share was $0.12 and diluted net income per share was $0.11 compared to basic and diluted net loss per share of $0.73 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Revenues

Our consolidated revenues for the six months ended June 30, 2024 were $308.5 million compared to $169.6 million for the six months ended June 30, 2023. Manufacturing segment revenues for the six months ended June 30, 2024 were $298.3 million compared to $163.3 million for the corresponding prior year period. The $135 million increase in Manufacturing segment revenues was primarily driven by an increase in the volume of railcar units delivered during the current period, which includes the railcars impacted by the closure of the U.S.-Mexico border in December 2023. Railcar deliveries in the six months ended June 30, 2024 totaled 2,382 units, consisting of 2,272 new railcars and 110 rebuilt railcars, compared to 1,498 units in the same period of 2023, consisting of 1,304 new railcars and 194 rebuilt railcars. Corporate and Other revenues were $10.2 million for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023.

Gross Profit

Our consolidated gross profit was $29.8 million for the six months ended June 30, 2024 compared to $20.4 million for the six months ended June 30, 2023. Manufacturing segment gross profit was $24.7 million for the six months ended June 30, 2024 compared to $18.1 million for the six months ended June 30, 2023. The $9.4 million increase in consolidated gross profit and $6.6 million increase in Manufacturing segment gross profit primarily reflects a favorable volume variance.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the six months ended June 30, 2024 were $16.0 million compared to $12.2 million for the six months ended June 30, 2023. The $3.8 million increase in consolidated selling, general and administrative expenses for the six months ended June 30, 2024 was primarily due to a increases in stock-based compensation expenses of $1.7 million and legal expenses of $1.0 million. Manufacturing segment selling, general and administrative expenses were $0.9 million for the six months ended June 30, 2024 compared to $1.3 million for the six months ended June 30, 2023. The $0.4 million decrease in Manufacturing selling, general and administrative expenses for the six months ended June 30, 2024 was primarily due to a $0.3 million decrease in consulting expenses. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2024 were 0.3% of revenue, compared to 0.8% of revenue for the six months ended June 30, 2023. Corporate and Other selling, general and administrative expenses were $15.1 million for the six months ended June 30, 2024 compared to $10.9 million for the six months ended June 30, 2023. The $4.2 million increase in Corporate and Other selling, general and administrative expenses is primarily a result of the previously mentioned increases in stock-based compensation expenses and legal expenses in the current year.

Gain on Sale of Railcars Available for Lease

There was no gain on sale of railcars available for lease for the six months ended June 30, 2024. Gain on sale of railcars available for lease for the six months ended June 30, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million.

Litigation Settlement

During the six months ended June 30, 2024, we recorded a pre-tax litigation settlement of $3.2 million related to a dispute with a former lessee of our railcars. During the six months ended June 30, 2023, we did not record any litigation settlements.

Operating Income (Loss)

Our consolidated operating income for the six months ended June 30, 2024 was $17.0 million compared to a $8.8 million consolidated operating income for the six months ended June 30, 2023 driven primarily by the previously mentioned gross profit, partially offset by the previously mentioned increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $26.9 million for the six months ended June 30, 2024 compared to an operating income of $17.4 million for the six months ended June 30, 2023, reflecting the increase in railcars delivered during the six months ended June 30, 2024 compared to the three months ended June 30, 2023. Corporate and Other operating loss was $9.9 million for the six months ended June 30, 2024 compared to $8.6 million for the six months ended June 30, 2023. The $1.3 million increase in operating loss is primarily a result of the previously mentioned increases in selling, general and administrative expenses.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt for the six months ended June 30, 2024. Loss on extinguishment of debt for the six months ended June 30, 2023 was $14.9 million due to the settlement of the Term Loan Credit Agreement through the issuance of Series C Preferred Stock and the termination of the M&T Credit Agreement and Forbearance Agreement.

Income Taxes

Our income tax benefit was $0.1 million for the six months ended June 30, 2024 compared to our income tax provision of $0.7 million for the six months ended June 30, 2023 primarily due to an increase in the mix of forecasted earnings and permanent items generated mainly in jurisdictions with higher tax rates.

Net Loss

As a result of the changes and results discussed above, as well as the change in fair value of the Warrant liability, net loss was $3.4 million for the six months ended June 30, 2024 compared to $23.9 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, basic and diluted net loss per share was $0.41 compared to $0.93 for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

Revolving Credit Facility

The Company had no outstanding debt and remaining availability of $39,586 under the Company’s revolving credit facility as of June 30, 2024. As of December 31, 2023, the Company had $29,415 in outstanding debt and remaining availability of $10,853 under the revolving credit facility.

As of June 30, 2024, a revolving line of credit maturing on October 31, 2024 existed in the maximum aggregate principal amount of up to $45,000, secured by a standby letter of credit in the principal amount of $25,000 and the Company’s accounts receivable. In connection with the standby letter of credit, the Company has agreed to pay an affiliate of OCI III LFE (as defined below) a fee due and payable in cash of $375 per quarter.

The standby letter of credit bears interest at the prime rate of interest (“Prime”) plus 1.5%, or 10% as of June 30, 2024. Advances secured by the Company’s accounts receivable bear interest at Prime plus 2%, or 10.5% as of June 30, 2024.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years which are exercisable on the terms described in Note 10 - Warrants.

Preferred Shares

In May 2023, the Company issued to OC III LFE 85,412 shares of non-convertible Series C Preferred Stock, $0.01 par value per share, with an initial stated and fair value of $85,412 or $1,000 per share (the “Preferred Stock”). As of June 30, 2024, 85,412 shares of the Preferred Stock remain issued and outstanding. The Company classifies the Preferred Stock as mezzanine equity (temporary equity outside of permanent equity) since a deemed liquidation event following a change of control may require redemption of the Preferred Stock that is not solely within the control of the Company.

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

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $2.5 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively. Restricted deposits of $0.3 million as of each of June 30, 2024 and December 31, 2023 relate to a customer deposit for the purchase of railcars. Restricted deposits of $0.1 million as of each of June 30, 2024 and December 31, 2023 are used to collateralize standby letters of credit with respect to performance guarantees. The standby letters of credit outstanding as of June 30, 2024 are a requirement as long as the performance guarantees are in place. Restricted deposits of $2.1 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, are used to collateralize foreign currency derivatives.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our revolving credit facilities, any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital for future railcar demand, payments for contractual obligations, organic growth opportunities, including new plant and equipment and development of railcars, joint ventures, international expansion and acquisitions, and these capital requirements could be substantial.

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

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$31,875	$(25,576)
Investing activities	(2,269)	3,402
Financing activities	(30,796)	(3,739)
Total	$(1,190)	$(25,913)

Operating Activities. Our net cash provided by (used in) operating activities reflects net loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales could lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash provided by operating activities for the six months ended June 30, 2024 was $31.9 million compared to net cash used in operating activities of $25.6 million for the six months ended June 30, 2023. Our net cash provided by operating activities for the six months ended June 30, 2024 reflects changes in working capital, including a decrease in inventory of $63.7 million, offset by an increase in accounts receivable of $6.4 million. The decrease in inventory relates to inventory on hand at December 31, 2023 used in production of railcars delivered in the first half of 2024. The increase in accounts receivable relates to the timing of collections with current railcar builds based on contractual payment terms. Our net cash used in operating activities for the six months ended June 30, 2023 reflects changes in working capital, primarily an increase in inventory of $25.1 million related to inventory to be used in production of railcars to be delivered during the second half of 2023. VAT receivable decreased $3.0 million as a result of recovering VAT refunds during the six months ended June 30, 2023.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2024 was $2.3 million and consisted of capital expenditures related to maintenance of current production lines of the Castaños Facility. Net cash provided by investing activities for the six months ended June 30, 2023 was $3.4 million and consisted of $8.4 million proceeds from the sale of railcars available for lease, net of selling costs, offset by capital expenditures of $5.0 million related to the expansion of the Castaños Facility.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2024 was $30.8 million which included net repayments on revolving line of credit of $29.4 million and principal payments on the finance lease of $1.3 million. Net cash used in financing activities for the six months ended June 30, 2023 was $3.7 million which primarily included net repayments on revolving line of credit of $16.7 million and $13.3 million proceeds from the issuance of Series C Preferred Stock, net of issuance costs.

Capital Expenditures

Our capital expenditures were $2.3 million in the six months ended June 30, 2024, compared to $5.0 million in the six months ended June 30, 2023, a decrease primarily due to the completion of the Castaños Facility expansion in 2023. We anticipate capital expenditures during 2024 to be in the range of $5.0 million to $7.0 million, primarily related to maintenance of current production lines at the Castaños Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 16 - Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1

Amendment No. 3 to the FreightCar America, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2024 filed with the Commission on May 20, 2024).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 12, 2024	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 12, 2024	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)