Form 10-K
period 2024-12-31
FreightCar America, Inc.
filed 2025-03-12
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 was $43.3 million, based on the closing price of $3.49 per share on the Nasdaq Global Market. As of March 6, 2025, there were 19,060,397 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) is incorporated by reference into Part III hereof.

FREIGHTCAR AMERICA, INC.

PART I

Item 1. Business.

OVERVIEW

FreightCar America, Inc., a Delaware corporation (“FreightCar”), with its subsidiaries (the “Company”, “we”, “us”, or “our” refers to FreightCar and its subsidiaries), is a diversified manufacturer and supplier of railcars and railcar components. We design and manufacture a broad variety of railcar types for transportation of bulk commodities and containerized freight products primarily in North America. We also provide railcar rebody and repair services, railcar conversion services that repurpose idled rail assets back into revenue service, and supply railcar parts. We have been manufacturing railcars since 1901.

Our primary customers are financial institutions, shippers, and railroads which represented 42%, 33%, and 22% respectively, of our total sales attributable to each type of customer for the year ended December 31, 2024. In the year ended December 31, 2024, we delivered 4,362 railcars, comprised of 4,252 new railcars and 110 rebuilt railcars, compared to 3,022 railcars, comprised of 2,707 new railcars and 315 rebuilt railcars, delivered in the year ended December 31, 2023. Our total backlog of firm orders for railcars decreased from 2,914 railcars as of December 31, 2023 to 2,797 railcars as of December 31, 2024. Our backlog as of December 31, 2024 includes a variety of railcar types and the estimated sales value of the backlog is $267 million.

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

The information contained in or accessible through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

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

•
Railcar Conversions. We are a leader in rebuilding and repurposing freight car assets. From complete car rebuilds to transforming unused railcars into the latest designs, we deliver customer-focused solutions. We have completed over 15,000 total conversions and rebodies in the last decade and offer a broad portfolio of over 20 car conversion options. Our new, purpose-built facility supports a wide variety of conversion options including small cube covered hopper conversions, aluminum body railcar conversions, sand railcar modularized lengthening modification programs and railcar modularized modification programs altering the nature of the center sill in the modified railcar.

MANUFACTURING

Our railcar production facility in Castaños, Coahuila, Mexico (the “Manufacturing Facility”) is certified by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control.

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

In 2024, revenue from the Company’s top three customers accounted for 13%, 9% and 9%, respectively, of total revenue. In 2024, sales to our top five customers accounted for approximately 48% of total revenue. In 2023, revenue from the Company’s top three customers accounted for approximately 19%, 16% and 15%, respectively, of total revenue. In 2023, sales to our top five customers accounted for approximately 69% of total revenue. Our railcar sales to customers outside the United States were $9.7 million in 2024. There were no sales to customers outside the United States in 2023. Many of our customers do not purchase railcars every year because railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

The Company’s products and services are marketed and sold via our direct sales team, which is organized by both customer and territory. Our consultive sales approach and customer engagement process is focused on understanding customer challenges and tailoring our products and services to deliver a final solution that fits the specific need. Our product offerings also include aftermarket parts, supplies and services.

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

	Year Ended December 31,
	2024	2023
Railcar backlog at start of period	2,914	2,445
Net railcar orders received	4,245	3,491
Railcars delivered	(4,362)	(3,022)
Railcar backlog at end of period (1)	2,797	2,914
Estimated revenue from backlog at end of period (2)	$266,518	$348,229

(1)
Railcar backlog includes 1,285 and 190 rebuilt railcars as of December 31, 2024 and 2023, respectively.
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

SUPPLIERS AND MATERIALS

The cost of raw materials and components represents a substantial majority of the manufacturing costs of most of our railcar product lines. Aluminum and steel prices generally are not fixed at the time a railcar order is accepted due to fluctuations in market prices. We manufacture the majority of sub-assemblies on our railcar products with our vertically integrated fabrication shop, which allows us to more efficiently manage our supply chain.

Our primary specialty components include trucks, brakes, wheels and axles which are often specified by our customers. The railcar industry is periodically subject to supply constraints for some of the key railcar components; however, there are generally at least two suppliers for each of our raw material and specialty components, except as described below.

We use a sole supplier of our roll-formed center sills, which were used in 51% and 27% of our new railcars produced in 2024 and 2023, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. A change in mix explains the increase year-over-year as not all car types use a roll formed center sill.

Our top ten suppliers accounted for 64% and 60% of our total purchases in 2024 and 2023, respectively.

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

In addition to price, competition is based on delivery timing, product performance and technological innovation, reputation for product quality and customer service.

INTELLECTUAL PROPERTY

We have several United States and international patents and pending applications, registered trademarks, copyrights and trade names. Our key patent includes our hopper railcar with automatic individual door system. The protection of our intellectual property is important to our business.

HUMAN CAPITAL

Employees

As of December 31, 2024, we had 2,030 employees, of which 407 were salaried, and 1,623 were hourly wage earners represented by unions in the United States and Mexico. As of December 31, 2024, 1,967 of our employees were based in Mexico, 61 were based in the United States and two were based in China. As of December 31, 2023, we had 2,023 employees, of whom 398 were salaried and 1,625 were hourly wage earners. As of December 31, 2023, 1,961 of our employees were based in Mexico, 60 were based in the United States and two were based in China.

Workforce Talent and Diversity

The success and growth of our business depend in large part on our ability to attract, develop, and retain a diverse population of talented, qualified, and highly skilled employees at all levels of our organization, including the individuals who comprise our global workforce, our executive officers and other key personnel.

Our compensation programs are designed to ensure that we attract and retain the right talent. We generally review and consider market pay levels when assessing total compensation, but pay decisions are based on a more comprehensive set of considerations including company performance, individual performance, experience, and internal equity. We continually monitor key talent metrics including employee engagement and employee turnover. Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, that create a culture of well-being and inclusiveness, and that meet the diverse needs of our employees. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance and retirement benefits, as well as disability benefits.

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

Environmental Stewardship

To minimize the environmental impact of our business, we have introduced lighter weight freight cars that require less energy to manufacture and offer higher capacity than the freight cars they replace. We are also a leader in the railcar conversion and rebody space, with over 14,000 conversion and rebody projects completed over the last decade. Our conversion and rebody projects use scrap materials from underutilized and inefficient railcar assets to support a more sustainable steel manufacturing process and the reuse of key components, contributing to reduced energy consumption and greenhouse gas emissions.

Social Responsibility

We continuously strive to improve the health, safety and well-being of our employees, foster an inclusive and collaborative workplace, promote opportunities for professional development, and actively contribute to the communities in which we operate. Workplace safety is a top priority for the Company, and we are focused on improving our safety performance with a goal of zero injuries and incidents. Our safety performance is regularly monitored by our senior leadership team, our CEO, and our Board.

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

GOVERNMENTAL REGULATION

Railcar Industry

The Federal Railroad Administration (“FRA”) administers and enforces United States federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for freight railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to freight railcars in interchange and other matters. The AAR also certifies freight railcar manufacturers and component manufacturers that provide equipment for use on railroads in the United States as well as providers of railcar repair and maintenance services. New products must generally undergo AAR testing and approval processes. As a result of these regulations, we must maintain certifications with the AAR as a freight railcar manufacturer and products that we sell must meet AAR and FRA standards.

We are also subject to oversight in other jurisdictions by foreign regulatory agencies and to the extent that we expand our business internationally, we may be subject to the laws and regulations of other jurisdictions outside the United States.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

We are cognizant of the evolving risks associated with cybersecurity and recognize a material cybersecurity incident could adversely impact our financial results and condition. We further recognize the importance of maintaining processes to identify, mitigate, and manage those cybersecurity threats. No cybersecurity threats occurred during the year ended December 31, 2024 that have had, or are reasonably likely to have had, a material impact on our business strategy, results of operations, or financial condition. However, if as a result of any future attacks, our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate our business, and our business strategy, results of operations or financial condition could be adversely affected. Such attacks, whether or not successful, could result in significant costs related to, for example, repairing or replacing our IT systems; the loss of critical data; and interruptions or delays in our ability to perform critical functions. In addition, the volume, frequency and sophistication of these threats (including through the use of artificial intelligence) continues to grow and the complexity and scale of the systems to be protected continues to increase.

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

A third-party managed security services provider (“MSSP”) works in tandem with our internal IT team to implement and maintain processes and procedures to detect and handle identified security incidents, including the performance of phishing simulations to evaluate our workforce’s ability to recognize malicious emails. Our MSSP team leaders have significant experience working in cybersecurity and employ a trained workforce designed to provide proactive and comprehensive cybersecurity care. Together with our MSSP, we also monitor the frequency and extent of cybersecurity threats and update our processes and procedures as necessary. On an annual basis, our internal auditors conduct penetration testing and other assessments.

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

The Company’s cybersecurity risk management program is under the direction of our Director of IT, who reports directly to our Chief Financial Officer and has over two decades of experience in the field of information technology and security. Our Director of IT drives collective focus and central coordination of our cybersecurity risk management program internally and oversees our retained external MSSP personnel. Management reports to the Audit Committee, at least quarterly, and more frequently if needed, on the Company’s cybersecurity risk management program, including periodic assessments and tests addressing cybersecurity threats and incidents.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2024:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	8,800 square feet	Leased	November 30, 2031
Railcar assembly and component manufacturing	Castaños, Mexico	684,597 square feet	Leased	September 30, 2040
Administrative and parts warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2028
Sourcing office	Qingdao, China	1,485 square feet	Leased	October 31, 2025

Item 3. Legal Proceedings.

The information in response to this item is included in Note 18, Commitments and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.01 per share (the “Common Stock”) has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Our transfer agent and registrar is Computershare Investor Services, P.O. Box 43078, Providence, Rhode Island 02940. As of March 6, 2025, there were approximately 71 holders of record of our Common Stock, which does not include persons whose shares of Common Stock are held by a bank, brokerage house or clearing agency.

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

Item 6. Reserved.

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

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products such as steel products, minerals, cement, motor vehicles, forest products, agricultural commodities and coal. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from railcar conversions and rebodies. Our Aftermarket segment revenues are generated primarily from sales of forged, cast and fabricated railcar parts and supplies for all railcar types. Our Aftermarket segment also provides aftermarket services including safety training, railcar inspections, and preventative maintenance.

The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results. Further, disruptions in the global supply chain may impact demand for, and the costs of, certain of our products and services. Our costs and the demand for our products and services could also be impacted by the imposition of new tariffs and trade policies. We do not know at this time what effect the imposition of new tariffs and trade policies could have on our business, financial condition and results of operations, as the actual impact of new tariffs is subject to a number of factors including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available.

Railcar deliveries totaled 4,362 railcars, consisting of 4,252 new railcars and 110 converted and rebodied railcars, for the year ended December 31, 2024, compared to 3,022 railcars delivered in the year ended December 31, 2023, consisting of 2,707 new railcars and 315 converted and rebodied railcars. Our total backlog of firm orders for railcars decreased from 2,914 railcars as of December 31, 2023 to 2,797 railcars as of December 31, 2024. The estimated sales value of the backlog was $267 million and $348 million, respectively, as of December 31, 2024 and 2023.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Revenues

Our consolidated revenues for the year ended December 31, 2024 were $559.4 million compared to $358.1 million for the year ended December 31, 2023. Manufacturing segment revenues for the year ended December 31, 2024 were $541.2 million compared to $345.9 million for the year ended December 31, 2023. The increase in Manufacturing segment revenues for 2024 compared to 2023 reflects an increase in the number of railcars delivered from 3,022 railcars in 2023 to 4,362 railcars in 2024. Aftermarket segment revenues for the year ended December 31, 2024 were $18.2 million compared to $12.2 million for the year ended December 31, 2023, reflecting higher parts sales driven by favorable volume and price mix in 2024. There were no Corporate revenues for the years ended December 31, 2024 and 2023.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2024 was $67.0 million compared to $41.8 million for the year ended December 31, 2023. Our consolidated gross margin was 11.98% for the year ended December 31, 2024 compared to 11.66% for the year ended December 31, 2023. Manufacturing segment gross profit for the year ended December 31, 2024 was $58.4 million compared to $37.2 million for the year ended December 31, 2023. The $25.2 million increase in consolidated gross profit and $21.2 million increase in Manufacturing segment gross profit is primarily due to the increase in the number of railcars delivered and favorable product mix. Aftermarket segment gross profit for the year ended December 31, 2024 was $8.6 million compared to $4.6 million for the year ended December 31, 2023. The $4.0 million increase in Aftermarket segment gross profit is primarily due to favorable volume and price mix.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2024 were $32.9 million compared to $27.5 million for the year ended December 31, 2023. Consolidated selling, general and administrative expenses for the year ended December 31, 2024 included increases in legal expenses of $2.5 million, stock-based compensation expenses of $1.9 million, insurance expenses of $0.4 million and labor expenses of $0.4 million. Consolidated selling, general and administrative expenses were 5.88% of revenue for each of the years ended December 31, 2024 and December 31, 2023. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2024 were $2.0 million compared to $2.1 million for the year ended December 31, 2023. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2024 were 0.37% of revenue compared to 0.61% of revenue for the year ended December 31, 2023. Aftermarket segment selling, general and administrative expenses for the year ended December 31, 2024 were $1.5 million compared to $0.7 million for the year ended December 31, 2023. Aftermarket segment selling, general and administrative expenses included increases in labor expenses of $0.3 million, primarily due to an increase in headcount during the year, and consulting costs of $0.2 million. Corporate selling, general and administrative expenses were $29.4 million for the year ended December 31, 2024 compared to $24.7 million for the year ended December 31, 2023. Corporate selling, general and administrative expenses for the year ended December 31, 2024 included increases in legal expenses of $2.4 million, stock-based compensation expenses of $1.9 million and insurance expenses of $0.4 million.

Impairment on Leased Railcars

There was no impairment on leased railcars for the year ended December 31, 2024. For the year ended December 31, 2023, we recorded a pre-tax non-cash impairment charge related to our steel triple hopper aggregate railcars of $4.1 million due to management’s recoverability assessment in the fourth quarter of 2023. For further information, see Note 7 – Leased Railcars to our consolidated financial statements.

Gain on Sale of Railcars Available for Lease

We did not sell any railcars available for lease during the year ended December 31, 2024. Gain on sale of railcars available for lease for the year ended December 31, 2023 was $0.6 million and represented the gain on sale of 424 leased railcars with a net book value of $7.7 million.

Loss on Pension Settlement

There was no loss on pension settlement for the year ended December 31, 2024. Loss on pension settlement was $0.3 million related to a one-time, lump sum pay-out during the year ended December 31, 2023.

Litigation Settlement

During the year ended December 31, 2024, we recorded a pre-tax litigation settlement gain of $3.2 million related to a dispute with a former lessee of our railcars. During the year ended December 31, 2023, we did not record any litigation settlements.

Operating Income

Our consolidated operating income for the year ended December 31, 2024 was $37.3 million compared to consolidated operating income of $10.5 million for the year ended December 31, 2023 driven primarily by the previously mentioned favorable volume variance, decrease in impairment on leased railcars, and increase in litigation settlement gain, partially offset by the previously mentioned increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $59.6 million for the year ended December 31, 2024 compared to operating income of $31.6 million for the year ended December 31, 2023 reflecting the increase in railcars delivered during the year ended December 31, 2024. Operating income for the Aftermarket segment was $7.2 million for the year ended December 31, 2024 compared to operating income of $3.9 million for the year ended December 31, 2023 reflecting the higher parts sales due to favorable volume and price mix in 2024. Corporate operating loss was $29.5 million for the year ended December 31, 2024 compared to $25.0 million for the year ended December 31, 2023 reflecting the increases in legal expenses, stock-based compensation expenses, and insurance expenses during the year ended December 31, 2024.

Interest Expense

Interest expense was $6.9 million for the year ended December 31, 2024 compared to $15.0 million for the year ended December 31, 2023. The decrease in interest expense is driven by the extinguishments in 2023 of a term loan credit agreement entered into in 2020 (as amended from time to time, the “Term Loan Credit Agreement”) and a revolving credit facility entered into in 2019 for the purpose of financing railcars to be leased to third parties (as amended from time to time, the “M&T Credit Agreement”).

Loss on Change in Fair Market Value of Warrant Liability

Loss on change in fair market value of warrant liability was $99.5 million for the year ended December 31, 2024 compared to $2.2 million for the year ended December 31, 2023. The change in fair market value of warrant liability is driven by the fluctuation of the stock price used to remeasure the liability at the end of each period.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt for the year ended December 31, 2024. Loss on extinguishment of debt in the year ended December 31, 2023 was $14.9 million. This loss is comprised of a $17.8 million loss on extinguishment of debt upon settlement of the Term Loan Credit Agreement in 2023 through the issuance of Series C Preferred Stock, offset by a $2.9 million gain on extinguishment of debt upon termination of the M&T Credit Agreement and Forbearance Agreement.

Income Taxes

Our income tax provision was $5.8 million for the year ended December 31, 2024 compared to $1.5 million for the year ended December 31, 2023. The increase in income tax expense is primarily explained by the mix of earnings in the United States and Mexico, as well as the impact of permanent and discrete items in both jurisdictions. Our effective tax rate for the year ended December 31, 2024 was (8.34)% compared to (6.80)% for the year ended December 31, 2023.

Net Loss

As a result of the changes discussed above, consolidated net loss was $75.8 million for the year ended December 31, 2024 compared to $23.6 million for the year ended December 31, 2023. For the year ended December 31, 2024, basic and diluted net loss per share was $3.12 compared to $1.18 for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115.0 million (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels assessed at any time and quarterly leverage ratios commencing with the first quarter ended March 31, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined below in Note 13 - Mezzanine Equity). The Company incurred $6.6 million in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term SOFR rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.40% as of December 31, 2024.

The revolving line of credit outstanding as of December 31, 2023 was terminated in full at its maturity date on December 31, 2024.

On February 12, 2025 (the “ABL Effective Date”), the Company entered into a new revolving credit facility by and among the Company, FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as agent for the lenders in the form of an asset backed credit facility in the maximum aggregate principal amount of $35.0 million (the “ABL”), subject to borrowing base requirements and consisting of revolving loans and a sub-facility for letters of credit. The ABL has a term ending on February 12, 2030, provided that if the aggregate outstanding principal amount and related obligations under the Term Loan have not been repaid in full or prior to October 1, 2028, or refinanced with a new maturity date no earlier than May 13, 2030, the term will end on October 2, 2028.

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. Borrowing availability was $11.0 million as of the ABL Effective Date. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that certain level. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in 2020, 2021, 2022, and 2023. For further information about our outstanding warrants, see Note 12 - Warrants.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $3.9 million and $0.7 million as of December 31, 2024 and 2023, respectively. Restricted deposits of $0.3 million as of each of December 31, 2024 and 2023, respectively, relate to a customer deposit for purchase of railcars. Restricted deposits of $0.3 million and $0.1 million as of December 31, 2024 and 2023, respectively, are used to collateralize standby letters of credit with respect to certain performance guarantees. The standby letters of credit outstanding as of December 31, 2024 are a requirement as long as the performance guarantees are in place. Restricted deposits of $3.3 million and $0.3 million as of December 31, 2024 and 2023, respectively, are used to collateralize foreign currency derivative contracts.

Based on our current level of operations and known changes in planned volume based on our backlog, we believe that our cash balances will be sufficient to meet our expected liquidity needs for at least the next twelve months. Our long-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our credit facilities, any other indebtedness and the availability of additional financing if needed. We may also require additional capital in the future to fund working capital for various reasons, such as future railcar demand; payments for contractual obligations; organic growth opportunities, including new plant and equipment and development of railcars; joint ventures; international expansion; and acquisitions, and these capital requirements could be substantial.

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

Benefits under our pension plan are frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2024, our benefit obligation under our defined benefit pension plan was $10.4 million, which exceeded the fair value of plan assets by $1.1 million. We made no contributions to our defined benefit pension plan during 2024. We may be required to make a contribution to our pension plan in 2025 to meet minimum funding requirements. During 2023, the Company offered a one-time, lump-sum pay-out option to its terminated vested participants. For further information about our defined benefit pension plan, see Note 15 - Employee Benefit Plans. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$44,933	$4,769
Investing activities	(5,019)	(4,366)
Financing activities	(36,024)	2,245
Total	$3,890	$2,648

Operating Activities. Our net cash provided by operating activities reflects net loss adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash provided by operating activities for the year ended December 31, 2024 was $44.9 million compared to $4.8 million for the year ended December 31, 2023. Our net cash provided by operating activities for the year ended December 31, 2024 reflects changes in working capital, including a decrease in inventory of $54.7 million, offset by a decrease in accounts payable of $38.3 million and increase in accounts receivable of $6.1 million, all of which correlate directly with the increase in deliveries in 2024. Our net cash provided by operating activities for the year ended December 31, 2023 reflects changes in working capital, including an increase in inventory of $61.0 million to meet production needs for the start-up of several new railcar orders, offset by an increase in accounts payable of $39.9 million related to those purchases of inventory.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2024 was $5.0 million as a result of capital expenditures related to the enhancement of machinery and equipment on current production lines of the Manufacturing Facility. Net cash used in investing activities for the year ended December 31, 2023 was $4.4 million primarily as a result of $12.7 million capital expenditures related to the expansion of the Manufacturing Facility, offset by $8.4 million proceeds from the sale of railcars available for lease, net of selling costs.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2024 was $36.0 million and included proceeds from issuance of the Term Loan of $115.0 million, offset by deferred financing costs of $6.1 million, redemption of preferred shares of $85.4 million, dividends paid of $27.9 million, net repayments on revolving line of credit of $29.4 million, and principal payments on the finance lease of $2.1 million. Net cash provided by financing activities for the year ended December 31, 2023 was $2.2 million and included net repayments on revolving line of credit of $9.5 million, proceeds from issuance of preferred shares of $13.3 million and principal payments on the finance lease of $1.0 million.

Capital Expenditures

Our capital expenditures were $5.0 million for the year ended December 31, 2024 and primarily related to the enhancement of machinery and equipment on current production lines at the Manufacturing Facility. Our capital expenditures were $12.7 million for the year ended December 31, 2023, a decrease year over year primarily due to the completion of the Manufacturing Facility’s expansion in 2023. We anticipate capital expenditures during 2025 to be approximately $5.0 million to $6.0 million.

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

Our critical accounting policies include the following:

Impairment of Long-Lived Assets and Right-of-Use Assets

We monitor the carrying value of long-lived assets and right-of-use assets for potential impairment. The carrying value of long-lived assets and right-of-use assets is considered impaired when the asset's carrying value is not recoverable through undiscounted future cash flows and the asset’s carrying value exceeds its fair value. For assets to be held or used, we group a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. Our estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Our future cash flow estimates exclude interest charges.

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

In the fourth quarter of 2023, we sought to re-gain possession of our fleet of triple hopper aggregate railcars under lease, with the intention of repairing or converting and selling these railcars. We performed a cash flow recoverability test of the fleet, which indicated that the carrying value exceeded the estimated undiscounted cash flows, and were therefore required to measure the fair value of the railcars. Our analysis indicated an estimated fair value of the asset group of approximately $2.8 million, in comparison to the asset group’s carrying amount of $6.9 million. As a result, we recorded a pre-tax non-cash impairment charge of $4.1 million related to the fleet during the fourth quarter of 2023. In the first quarter of 2024, the Company gained possession of these railcars. The portion of railcars intended to be sold in their current condition are classified as assets held for sale, while the remaining railcars were converted into a new car type during the year ended December 31, 2024. For further information, see Note 7 - Leased Railcars.

Pensions and Post-Retirement Benefits

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plan are now frozen and will not be impacted by increases due to future service. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and post-retirement welfare obligations and expected return on pension plan assets.

In 2024, we assumed that the expected long-term rate of return on pension plan assets would be 3.00%. As permitted under ASC 715, Compensation - Retirement Benefits, the assumed long-term rate of return on assets is applied to the fair value of assets. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2024:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ (100)	$ 477

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. As of December 31, 2024, we determined this rate on our pension plan to be 5.67%, an increase of 0.66% from the 5.01% rate used as of December 31, 2023. A change of one hundred basis points in the discount rates used during the year ended December 31, 2024 would have the following effect:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ 3	$ (9)

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for United States plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations as of December 31, 2024.

For each of the years ended December 31, 2024 and 2023, we recognized consolidated pre-tax pension benefit cost of $0.4 million, respectively. We may be required to make a contribution to our pension plan in 2025 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is “Fully Funded” as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding any required pension contributions with cash from operations.

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

As of December 31, 2024 and 2023, we concluded that, based on evaluation of the positive and negative evidence, primarily our history of operating losses, it is not more likely than not that we will realize the benefit of our deferred tax assets. As of December 31, 2024, we had deferred tax assets of $83.7 million for which there was a valuation allowance of $67.1 million and we had total deferred tax liabilities of $15.5 million.

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

Revenue Recognition

We generally recognize revenue at a point in time as we satisfy a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. Manufacturing segment performance obligations are typically completed and revenue is recognized for the sale of new and converted or rebodied railcars when the finished railcar is transferred to a specified railroad connection point. In certain sales contracts, revenue is recognized when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits, from the asset. When a railcar sales contract contains multiple performance obligations, we allocate the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. We treat shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. We generally do not provide discounts or rebates in the normal course of business. As a practical expedient, we recognize the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that we otherwise would have recognized is one year or less. Aftermarket performance obligations are satisfied and we recognize revenue from most parts sales when the parts are shipped to customers. We recognize operating lease revenue on railcars available for lease on a straight-line basis over the contract term. We recognize proceeds from the sale of railcars available for lease on a net basis as Gain (Loss) on sale of railcars available for lease since the sale represents the disposal of a long-term operating asset.

We recognize a loss against related inventory when we have a contractual commitment to manufacture railcars at an estimated cost in excess of the contractual selling price.

RECENT ACCOUNTING PRONOUNCEMENTS (See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve potential risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These potential risks and uncertainties relate to, among other things, the cyclical nature of our business; adverse economic and market conditions, including inflation; material disruption in the movement of rail traffic for deliveries; fluctuating costs of raw materials, including steel and aluminum; delays in the delivery of raw materials; our ability to maintain relationships with our suppliers of railcar components; our reliance upon a small number of customers that represent a large percentage of our sales; the variable purchase patterns of our customers and the timing of completion; delivery and customer acceptance of orders; the highly competitive nature of our industry; the risk of lack of acceptance of our new railcar offerings; potential unexpected changes in laws, rules, and regulatory requirements, including tariffs and trade barriers (including recent United States tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries); and other competitive factors. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FreightCar America, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Notes 2 and 20 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 12, 2025

FreightCar America, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$44,450	$40,560
Accounts receivable, net of allowance for credit losses of $47 and $18 respectively	12,506	6,408
VAT receivable	3,851	2,926
Inventories, net	75,281	125,022
Assets held for sale	629	—
Related party asset	959	638
Prepaid expenses and other current assets	7,355	4,867
Total current assets	145,031	180,421
Property, plant and equipment, net	30,107	31,258
Railcars available for lease, net	—	2,842
Right of use asset operating lease	2,423	2,826
Right of use asset finance lease	45,081	40,277
Other long-term assets	1,574	1,835
Total assets	$224,216	$259,459
Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$49,574	$84,417
Related party accounts payable	2,693	2,478
Accrued payroll and other employee costs	6,286	5,738
Accrued warranty	2,389	1,602
Deferred revenue	8,556	5,686
Current portion of long-term debt	2,875	29,415
Lease liability finance lease, current	1,256	1,378
Other current liabilities	7,196	6,647
Total current liabilities	80,825	137,361
Long-term debt, net of current portion	105,540	—
Warrant liability	136,319	36,801
Accrued pension costs	1,073	1,046
Lease liability operating lease, long-term	2,645	3,164
Lease liability finance lease, long-term	46,678	41,273
Other long-term liabilities	1,409	2,562
Total liabilities	374,489	222,207
Commitments and contingencies
Mezzanine equity
Series C Preferred stock, $0.01 par value, 85,412 shares authorized, 0 and 85,412 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. Liquidation value $0 and $95,048 as of December 31, 2024 and December 31, 2023, respectively.	—	83,458
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,960,608 and 17,903,437 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	221	210
Additional paid-in capital	69,404	94,067
Accumulated other comprehensive income	721	2,365
Accumulated deficit	(220,619)	(142,848)
Total stockholders’ deficit	(150,273)	(46,206)
Total liabilities, mezzanine equity and stockholders’ equity	$224,216	$259,459

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Year Ended
	December 31,
	2024	2023

Revenues	$559,425	$358,093
Cost of sales	492,383	316,330
Gross profit	67,042	41,763
Selling, general and administrative expenses	32,915	27,489
Impairment on leased railcars	—	4,091
Gain on sale of railcars available for lease	—	(622)
Loss on pension settlement	—	313
Litigation settlement	(3,214)	—
Operating income	37,341	10,492
Interest expense	(6,850)	(15,031)
Loss on change in fair market value of Warrant Liability	(99,518)	(2,229)
Loss on extinguishment of debt	—	(14,880)
Other expense	(952)	(440)
Loss before income taxes	(69,979)	(22,088)
Income tax provision	5,838	1,501
Net loss	$(75,817)	$(23,589)
Net loss per common share - basic	$(3.12)	$(1.18)
Net loss per common share - diluted	$(3.12)	$(1.18)
Weighted average common shares outstanding – basic	30,726,916	28,366,457
Weighted average common shares outstanding – diluted	30,726,916	28,366,457

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2024	2023

Net loss	$(75,817)	$(23,589)
Other comprehensive (loss) income, net of tax:
Loss on pension settlement	—	313
Unrealized (loss) gain on foreign currency derivatives	(2,002)	606
Pension and post-retirement liability adjustments	358	424
Comprehensive loss	$(77,461)	$(22,246)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	-	$-	17,223,306	$203	$89,104	$1,022	$(118,913)	$(28,584)
Net loss	-	-	-	-	-	-	(23,589)	(23,589)
Other comprehensive income	-	-	-	-	-	1,343	-	1,343
Issuance of Series C preferred shares, net of issuance costs	85,412	83,458	-	-	-	-	(346)	(346)
Restricted stock awards	-	-	453,258	4	(4)	-	-	-
Employee stock settlement	-	-	(31,888)	-	(106)	-	-	(106)
Exercise of stock appreciation rights	-	-	4,984	-	3	-	-	3
Stock appreciation rights classification modification	-	-	-	-	1,738	-	-	1,738
Vesting of restricted stock units	-	-	42,815	-	145	-	-	145
Stock-based compensation recognized	-	-	-	-	2,505	-	-	2,505
Equity Fees	-	-	210,962	3	682	-	-	685
Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)

Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(75,817)	(75,817)
Other comprehensive loss	-	-	-	-	-	(1,644)	-	(1,644)
Accretion of Series C preferred shares issuance costs	-	1,954	-	-	-	-	(1,954)	(1,954)
Redemption of Series C preferred shares	(85,412)	(85,412)	-	-	-	-	-	-
Dividends declared on Series C preferred shares	-	-	-	-	(27,863)	-	-	(27,863)
Restricted stock awards	-	-	774,796	8	(8)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,790)	(1)	1	-	-	-
Exercise of stock options and appreciation rights	-	-	403,780	4	137	-	-	141
Stock-based compensation recognized	-	-	-	-	3,110	-	-	3,110
Balance, December 31, 2024	-	$-	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(75,817)	$(23,589)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	5,763	4,606
Non-cash lease expense on right-of-use assets	3,013	2,742
Loss on change in fair market value for Warrant liability	99,518	2,229
Impairment on leased railcars	—	4,091
Loss on pension settlement	—	313
Stock-based compensation recognized	3,110	1,240
Non-cash interest expense	2,266	10,116
Loss on extinguishment of debt	—	14,880
Other non-cash items, net	(1,718)	138
Changes in operating assets and liabilities:
Accounts receivable	(6,098)	3,163
VAT receivable	(784)	1,426
Inventories	54,962	(60,912)
Accounts and contractual payables	(38,365)	39,943
Income taxes payable, net	(359)	245
Lease liability	(3,517)	(3,150)
Other assets and liabilities	2,959	7,288
Net cash flows provided by operating activities	44,933	4,769
Cash flows from investing activities
Purchase of property, plant and equipment	(5,019)	(12,722)
Proceeds from sale of railcars available for lease, net of selling costs	—	8,356
Net cash flows used in investing activities	(5,019)	(4,366)
Cash flows from financing activities
Proceeds from issuance of preferred shares, net of issuance costs	—	13,254
Redemption of preferred shares	(85,412)	—
Dividends paid	(27,863)	—
Proceeds from issuance of long-term debt	115,000	—
Deferred financing costs	(6,149)	(353)
Borrowings on revolving line of credit	26,972	149,811
Repayments on revolving line of credit	(56,387)	(159,348)
Employee stock settlement	(40)	(106)
Payment for stock appreciation rights exercised	—	(6)
Financing lease payments	(2,145)	(1,007)
Net cash flows (used in) provided by financing activities	(36,024)	2,245
Net increase in cash and cash equivalents	3,890	2,648
Cash, cash equivalents and restricted cash equivalents at beginning of period	40,560	37,912
Cash, cash equivalents and restricted cash equivalents at end of period	$44,450	$40,560
Supplemental cash flow information
Interest paid	$4,584	$4,951
Income taxes paid	$5,901	$2,097
Non-cash transactions
Change in unpaid construction in process	$(264)	$(438)
Accrued PIK interest paid through issuance of PIK Note	$—	$3,161
Issuance of preferred shares in exchange of term loan	$—	$72,688
Issuance of warrants	$—	$3,014
Issuance of equity fee	$—	$685

See Notes to Consolidated Financial Statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries, and designs and manufactures a wide range of railroad freight cars, completes railcar rebody and repair services, provides railcar conversion services that repurpose idled rail assets back into revenue service, and supplies railcar parts. The Company designs and builds high-quality railcars, including boxcars, covered and open-top hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and coal cars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Qingdao, People’s Republic of China, and Castaños, Coahuila, Mexico (the “Manufacturing Facility”).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar America, Inc. and all of its direct and indirect subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, useful lives of long-lived assets, warranty accruals, pension benefit assumptions, stock compensation, evaluation of property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

The Company’s cash and cash equivalents are primarily deposited with one United States financial institution. Such deposits are in excess of federally insured limits.

Restricted Cash and Restricted Certificates of Deposit

The Company establishes restricted cash balances and restricted certificates of deposit to collateralize certain standby letters of credit with respect to purchase price payment guarantees and performance guarantees, as well as foreign currency forward contracts. The restrictions expire upon completing the Company’s related obligation.

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, accounts receivable, VAT receivable, accounts payable, accrued expenses, foreign currency derivative liability, and long-term debt) as of December 31, 2024 and 2023, have fair values that approximate their carrying values.

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

For the Years Ended December 31, 2024 and 2023

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

For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Recoverability of the carrying value of the asset group is determined by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group. If the carrying value of the asset group is not recoverable, an impairment loss is measured based on the excess of the carrying amount of asset group over the estimated fair value of the asset group. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. There were no indicators of impairment present as of December 31, 2024. For further information, see Note 7 - Leased Railcars.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

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

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year Ended
	December 31,
	2024	2023
Railcar sales	$539,458	$344,595
Aftermarket sales	18,241	12,227
Revenues from contracts with customers	557,699	356,822
Leasing revenues(1)	1,726	1,271
Total revenues	$559,425	$358,093

(1) Includes $1,386 litigation settlement allocated to leasing revenues for the year ended December 31, 2024.

The Company generally recognizes revenue at a point in time as it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer.

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 13%, 9% and 9%, respectively, of revenues for the year ended December 31, 2024, all of which relate to the Manufacturing segment. Sales to the Company’s top three customers accounted for 19%, 16% and 15%, respectively, of revenues for the year ended December 31, 2023. Our railcar sales to customers outside the United States were $9,722 in 2024. There were no sales to customers outside the United States in 2023. As of December 31, 2024, 39% of the accounts receivable balance of $12,506 reported on the consolidated balance sheet was receivable from one customer, and 25% and 10% were receivable from a second and third customer, respectively. As of December 31, 2023, 28% of the accounts receivable balance of $6,408 reported on the consolidated balance sheet was receivable from one customer, and 19% and 17% were receivable from a second and third customer, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

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

Aftermarket Sales

The Company sells forged, cast and fabricated railcar parts and supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance. Performance obligations are satisfied, and the Company recognizes revenue, as applicable, when parts are supplies are shipped to customers, and when services are performed.

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

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of December 31, 2024, 2023 and 2022. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue included in current liabilities in the Company’s consolidated balance sheet as of December 31, 2024 and 2023 were $8,556 and $5,686, respectively. Deferred revenue was $219 as of January 1, 2023 and was recognized as revenue during the year ended December 31, 2023. The 2023 deferred revenue balance was recognized as revenue during the year ended December 31, 2024. Accounts receivable, net of allowance for credit losses of $126, was $9,571 as of January 1, 2023. The Company has not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2024 with expected duration of greater than one year of $81,321.

Loss Per Share

The Company computes loss per share using the two-class method, which is a loss allocation formula that determines loss per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Company. Basic loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted average common shares outstanding. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, and (2) the amount of unearned stock-based compensation costs attributed to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within reported measures of segment profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM, how the CODM assesses segment performance, and additional detail around other segment items. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. We adopted this ASU effective January 1, 2024 which did not have a material impact on our consolidated financial statements. Prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which addresses investor requests for more transparency around income tax information. ASU 2023-09 requires additional information within the disclosures related to income tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 requirements will be applied prospectively with the option of retrospective application. Early adoption is permitted. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. ASU 2024-03 requires disclosure in the footnotes the following information at each interim and reporting period: tabular disclosure of amounts of specified natural expenses included in each relevant expense caption including, but not limited to, purchases of inventory, employee compensation, depreciation, intangible asset amortization; certain expense, gain, or loss amounts that are already required to be disclosed under US GAAP; qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of these expense categories. ASU 2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2024-03 requirements will be applied prospectively with the option of retrospective application. Early adoption is permitted. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

All other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company’s lease portfolio includes a manufacturing site, component warehouse and corporate offices. The remaining lease terms on the Company’s leases recorded on the consolidated balance sheet are between 4.0 and 15.8 years, most of which include options to extend the lease terms. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

The Company took possession of additional square footage at the Manufacturing Facility in 2023 and 2024. The Manufacturing Facility lease is classified as finance lease, while substantially all other leases are classified as operating leases.

Operating and finance lease right of use assets are presented separately in long-term assets, the current portion of finance lease liabilities is presented separately in current liabilities, the current portion of operating lease liabilities is presented within other current liabilities, and the non-current portion of operating and finance lease liabilities are presented separately within long-term liabilities on the consolidated balance sheet.

Right of use assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. Right of use assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company revalued the incremental borrowing rates used in determining the present value of lease payment for the Manufacturing Facility lease as a result of the lease modifications in 2024. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease right of use asset amortization expense is recognized on a straight-line basis over the lease term, while interest expense on finance lease liabilities is recognized using the interest method.

The components of the lease costs were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease costs:
Fixed	$634	$737
Short-term	2,157	2,202
Total operating lease costs	$2,791	$2,939
Finance lease costs:
Amortization of leased assets	$2,610	$2,168
Interest on lease liabilities	3,061	2,759
Total finance lease costs	$5,671	$4,927
Total lease cost	$8,462	$7,866

Supplemental balance sheet information related to leases were as follows:
	December 31, 2024	December 31, 2023
Right of use assets:
Right of use asset operating lease	$2,423	$2,826
Right of use asset finance lease	45,081	40,277
Total	$47,504	$43,103

Lease liabilities:
Operating lease liabilities:
Current	$519	$470
Long-term	2,645	3,164
Total operating lease liabilities	$3,164	$3,634

Finance lease liabilities:
Current	1,256	$1,378
Long-term	46,678	41,273
Total finance lease liabilities	$47,934	$42,651
Total	$51,098	$46,285

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Supplemental cash flow information is as follows:
	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$685	$992
Operating cash flows for finance leases	3,061	2,759
Financing cash flows for finance leases	2,145	1,007
Total	$5,891	$4,758

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,805
Finance leases	7,414	9,352
Total	$7,414	$11,157

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

The aggregate future lease payments for leases as of December 31, 2024 are as follows:

	Operating leases	Finance leases
2025	$700	$4,706
2026	716	4,935
2027	732	4,935
2028	749	4,935
2029	286	4,935
Thereafter	520	57,569
Total lease payments	3,703	82,015
Less: interest	(539)	(34,081)
Total	$3,164	$47,934

Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	15.8
Weighted average discount rate
Operating leases	6.24%
Finance leases	7.28%

Note 4 – Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$136,319	$-	$136,319
Foreign currency derivative liability	$-	$1,396	$-	$1,396

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

Recurring Fair Value Measurements	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$36,801	$-	$36,801
Assets:
Foreign currency derivative asset	$-	$606	$-	$606

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Railcars available for lease, net	$-	$-	$2,842	$2,842

The fair value of the Company’s Warrant (as defined in Note 12 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s Common Stock in an active market, exercise price ($0.01/share) and number of shares exercisable, as of December 31, 2024 and 2023, is a Level 2 measurement.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

The fair value of the Company’s foreign currency forward contracts determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of December 31, 2024 in an active market, is a Level 2 measurement. See Note 8 - Derivatives.

The fair value of the Company's fleet of triple hopper aggregate railcars determined using a cost plus market value approach for a portion of the assets and a market-based appraisal for the remainder of the assets, as of December 31, 2023, is a Level 3 measurement. In the first quarter of 2024, the Company gained possession of these railcars. The portion of railcars intended to be sold in their current condition are classified as assets held for sale, while the remaining railcars were converted into a new car type during the year ended December 31, 2024. For further information, see Note 7 - Leased Railcars.

Note 5 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts, (ii) to collateralize standby letters of credit, and (iii) to collateralize foreign currency derivative contracts. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	December 31,	December 31,
	2024	2023
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	300	103
Restricted cash to collateralize foreign currency derivatives	3,300	320
Total restricted cash and restricted cash equivalents	$3,882	$705

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$47,340	$65,639
Work in process	9,323	31,138
Finished railcars	12,640	23,196
Parts inventory	5,978	5,049
Total inventories, net	$75,281	$125,022

Inventory on the Company’s consolidated balance sheets includes reserves of $1,852 and $1,594 relating to excess or slow-moving inventory for parts and raw materials as of December 31, 2024 and 2023, respectively.

Note 7 – Leased Railcars

The Company had no railcars available for lease as of December 31, 2024 and no depreciation expense on railcars available for lease for the year ended December 31, 2024. The value of railcars available for lease as of December 31, 2023 was $2,842 (cost of $2,842 and accumulated depreciation of zero due to the impairment taken in 2023). Depreciation expense on railcars available for lease was $332 for the year ended December 31, 2023.

The Company had no impairment charge for the year ended December 31, 2024. During the year ended December 31, 2023, we recognized a pre-tax non cash impairment charge of $4,091 related to our fleet of triple hopper aggregate railcars, which is reflected in the impairment on leased railcars line on our consolidated statements of operations.

In 2024, the Company gained possession of the final assets included in our lease fleet, our triple hopper aggregate railcars, thus terminating the lease under consideration. The portion of railcars intended to be sold in their current condition were reclassified from railcars available for lease to assets held for sale, while the remaining railcars intended to be converted into a new car type were reclassified from railcars available for lease to inventory during the first quarter of 2024. These cars were subsequently sold in 2024.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

We do not have any other leased railcars subject to lease agreements with external customers as of December 31, 2024. As such, the Company does not expect any future minimum rental revenues on leases going forward.

Note 8 – Derivatives

The Company’s operations and expenditures in its normal course of business are subject to opportunities and risks related to foreign currency fluctuations. The Company utilizes foreign currency forward contracts to protect against downward currency exposure by hedging Mexican Peso denominated expenses against the risk of volatility in foreign currency exchange rates between the Mexican Peso and the United States Dollar.

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

The Company assesses the assumed effectiveness of the contracts at each reporting period. The foreign currency derivatives are recorded on the balance sheet at fair value. For further information on the fair value, see Note 4 - Fair Value Measurements. The Company records unrealized gains or losses related to changes in the fair value of the forward contracts in other comprehensive income as long as the contracts are assumed to be effective. For further information on unrealized gains or losses, see Note 14 - Accumulated Other Comprehensive Income. Amounts accumulated in other comprehensive income (loss) are reclassified to the consolidated statement of operations on the same line as the items being hedged when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective.

The notional amounts of outstanding foreign currency derivatives are as follows:

	December 31,	December 31,
Notional Amount	2024	2023
Derivative instruments designated as hedges:
Foreign currency derivatives	$8,780	$11,562

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	December 31,	December 31,
Fair Value	2024	2023
Other current liabilities:
Foreign currency derivatives	$1,396	$-
Prepaid expenses:
Foreign currency derivatives	$-	$606

The pre-tax realized loss (gain) on foreign currency derivatives is recognized in the consolidated statements of operations as follows:

		Amount of Loss/(Gain) Recognized
		Year Ended December 31,
	Location of Realized Loss/(Gain) Recognized in the Consolidated Statements of Operations	2024	2023
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$525	$(3)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2024	2023

Buildings and improvements	$242	$242
Leasehold improvements	7,970	7,378
Machinery and equipment	54,158	50,152
Software	9,206	8,967
Construction in process	720	955
Total cost	72,296	67,694
Less: Accumulated depreciation and amortization	(42,189)	(36,436)
Total property, plant and equipment, net	$30,107	$31,258

Depreciation expense for the years ended December 31, 2024 and 2023 was $5,763 and $4,274, respectively.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the years ended December 31, 2024 and 2023, are as follows:

	For the Year Ended December 31,
	2024	2023

Balance at the beginning of the year	$1,602	$1,940
Current year provision	1,461	863
Reductions for payments, costs of repairs and other	(392)	(955)
Adjustments to prior warranties	(282)	(246)
Balance at the end of the period	$2,389	$1,602

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Revolving line of credit	-	29,415
Term loan	115,000	-
Total debt	115,000	29,415
Less term loan deferred financing costs	(6,585)	-
Total debt, net of deferred financing costs	108,415	29,415
Less amounts due within one year	(2,875)	(29,415)
Long-term debt, net of current portion	$105,540	$-

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

In 2023, the Company terminated the term loan credit agreement by and between FreightCar America Leasing 1, LLC and M&T Bank, N.A., entered into in 2020 (as amended from time to time, the “Term Loan Credit Agreement”) and the revolving credit facility entered into in 2019 for the purpose of financing railcars to be leased to third parties (as amended from time to time, the “M&T Credit Agreement and Forbearance Agreement”). On May 22, 2023, the Company settled $60,178 in-full all of the principal amount of the outstanding Term Loan Credit Agreement, together with all $1,727 accrued unpaid interest, fees, penalties, and other obligations under the Term Loan Credit Agreement through the issuance of Series C Preferred Stock, resulting in a loss on extinguishment of $17,772 for the year ending December 31, 2023. On June 30, 2023, the Company terminated the M&T Credit Agreement and Forbearance Agreement, paying an aggregate of $4,480, which resulted in a gain on extinguishment of $2,892 for the year ended December 31, 2023.

As of December 31, 2023, the Company had $29,415 in outstanding debt and remaining availability of $10,853 under a revolving line of credit in the maximum aggregate principal amount of up to $45,000, secured by a standby letter of credit in the principal amount of $25,000 and the Company’s accounts receivable. This facility was terminated and paid in full at its maturity date on December 31, 2024.

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the quarter ended March 31, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined below in Note 13 - Mezzanine Equity). The Company incurred $6,585 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term SOFR rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.40% as of December 31, 2024.

As the Term Loan was issued on December 31, 2024, the fair value of long-term debt approximates its carrying value as of December 31, 2024.

Estimated annual maturities of long-term debt, including the current portion as of December 31, 2024 are as follows:

2025	$2,875
2026	2,875
2027	2,875
2028	106,375
2029	-
Thereafter	-
$115,000

On February 12, 2025 (the “ABL Effective Date”), the Company entered into a new revolving credit facility by and among the Company, FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as agent for the lenders in the form of an asset backed credit facility in the maximum aggregate principal amount of $35,000 (the “ABL”), subject to borrowing base requirements and consisting of revolving loans and a sub-facility for letters of credit. The ABL has a term ending on February 12, 2030, provided that if the aggregate outstanding principal amount and related obligations under the Term Loan have not been repaid in full or prior to October 1, 2028, or refinanced with a new maturity date no earlier than May 13, 2030, the term will end on October 2, 2028.

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. Borrowing availability was $11,002 as of the ABL Effective Date. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

availability stays below that level. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%.

Note 12 – Warrants

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

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,626,968 and 8,712,618 shares of Common Stock as of December 31, 2024 and December 31, 2023, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,092,819 and 1,894,047 shares of Common Stock as of December 31, 2024 and December 31, 2023, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,092,819 and 1,894,047 shares of Common Stock as of December 31, 2024 and December 31, 2023, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of December 31, 2024, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant as of December 31, 2024 and December 31, 2023 was $136,319 and $36,801, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

Note 13 – Mezzanine Equity

In May 2023, the Company issued to OC III LFE 85,412 shares of non-convertible Series C Preferred Stock, $0.01 par value per share, with an initial stated and fair value of $85,412 or $1,000 per share (the “Preferred Stock”). As of December 31, 2023, 85,412 shares of the Preferred Stock were issued and outstanding. The Company classified the Preferred Stock as mezzanine equity (temporary equity outside of permanent equity) because a deemed liquidation event following a change of control may have required redemption of the Preferred Stock that was not solely within the control of the Company. Dividends were cumulative and accrued at a rate of 17.50% per annum on the initial stated value of the Preferred Stock. Issuance costs of $2,301 were allocated against the outstanding shares of the Preferred Stock upon issuance and amortized using the effective yield method.

On December 31, 2024, the Company used the proceeds from the Term Loan to redeem all outstanding shares of Preferred Stock. The Preferred Stock was redeemed at $1,000 per share, for a total redemption price of $113,275, including accrued dividends of $27,863. See Note 11 - Debt Financing and Credit Facilities. As a result of this transaction, there were no Preferred Stock shares issued or outstanding as of December 31, 2024. The Company accelerated any unamortized issuance costs upon redemption, recognizing discount amortization of $1,954 and $347 during the years ended December 31, 2024 and 2023, respectively.

Note 14 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Year ended December 31, 2024	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$358	$-	$358
Foreign currency derivative liability activity:
Unrealized loss on foreign currency derivatives	$(2,002)	$-	$(2,002)
	$(1,644)	$-	$(1,644)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Year ended December 31, 2023
Pension liability activity:
Loss on pension settlement	$313	$-	$313
Reclassification adjustment for amortization of net loss (pre-tax other income)	424	-	424
	$737	$-	$737
Foreign currency derivative asset activity:
Unrealized gain on foreign currency derivatives	$606	$-	$606
	$1,343	$-	$1,343

The components of accumulated other comprehensive income consist of the following:

	December 31,	December 31,
	2024	2023
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$2,117	$1,759
Unrealized (loss) gain on foreign currency derivatives	(1,396)	606
	$721	$2,365

Note 15 – Employee Benefit Plans

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2024 and 2023, are as follows:

	Pension Benefits
	2024	2023
Change in benefit obligation
Benefit obligation – Beginning of year	$11,393	$12,443
Interest cost	535	599
Actuarial gain	(821)	(119)
Benefits paid	(690)	(1,530)
Annuity purchase	-	-
Benefit obligation – End of year	10,417	11,393
Change in plan assets
Plan assets – Beginning of year	10,347	11,403
Return on plan assets	(312)	474
Benefits paid	(690)	(1,530)
Plan assets at fair value – End of year	9,345	10,347
Funded status of plan – End of year	$(1,072)	$(1,046)

	Pension Benefits
	2024	2023
Amounts recognized in the Consolidated Balance Sheets
Non-current liabilities	(1,072)	(1,046)
Net amount recognized as of December 31	$(1,072)	$(1,046)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Amounts recognized in accumulated other comprehensive income but not yet recognized in earnings as of December 31, 2024 and 2023, are as follows:

	Pension Benefits
	2024	2023

Net actuarial loss	$4,174	$4,524

Components of net periodic benefit cost for the years ended December 31, 2024 and 2023, are as follows:

	Pension Benefits
	2024	2023
Components of net periodic benefit cost
Interest cost	$535	$599
Expected return on plan assets	(300)	(319)
Amortization of unrecognized net loss	145	150
Total net periodic benefit cost	$380	$430

The increase in accumulated other comprehensive income (pre-tax) for the years ended December 31, 2024 and 2023, are as follows:

	Pension Benefits
	2024	2023
Net actuarial gain	$(213)	$(274)
Amortization of:
Actuarial loss from settlement	-	(313)
Net actuarial loss	(145)	(150)
Total recognized in accumulated other comprehensive income	$(358)	$(737)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2024:

Pension Benefits

2025	$772
2026	762
2027	747
2028	771
2029	772
2030 through 2034	3,900

As of December 31, 2024, the Company expects to make contributions of approximately $7 to its pension plan in 2025 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits
	2024	2023
Discount rates	5.67%	5.01%

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for United States plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations as of December 31, 2024.

The 2024 actuarial gain of $821 was driven by the mortality improvement scale MP-2021 with Endemic COVID adjustment to reflect anticipated slow recovery from COVID. The 2023 actuarial gain of $119 was largely the result of the change in the yield curve to Pri-2012 with MP-2021.

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits
	2024	2023
Discount rate for benefit obligations	5.67%	5.01%
Expected return on plan assets	3.00%	3.00%
Rate for interest on benefit obligations	5.39%	4.91%
Discount rate for service cost	N/A	N/A

The Company’s pension plan’s weighted average asset allocations as of December 31, 2024 and 2023, and target allocations for 2025, by asset category, are as follows:

	December 31,		Target Allocation
	2024	2023	2025
Asset Category
Cash and cash equivalents	1.50%	0%	0% - 5%
Equity securities	0%	0%	0%
Fixed income securities	98.50%	100%	95%-100%
Real estate	0%	0%	0%
	100%	100%	100%

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

The Company’s pension plan assets are invested in one mutual fund for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820, Fair Value Measurement, fair value hierarchy as of

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

December 31, 2024 and 2023. For further information on the fair value hierarchy, see Note 2 - Summary of Significant Accounting Policies.

Pension Plan Assets	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$9,207	$-	$-	$9,207
Cash and equivalents	138	-	-	138
Total	$9,345	$-	$-	$9,345

Pension Plan Assets	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$10,347	$-	$-	$10,347
Cash and equivalents	-	-	-	-
Total	$10,347	$-	$-	$10,347

The Company offered a one-time, lump sum pay-out option, funded by the assets of the Plan, to its terminated vested participants under the Plan in 2023. As a result, the Company reduced its gross Plan liabilities by $536 and recognized a non-cash pre-tax pension settlement loss of $313 during the year ended December 31, 2023.

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $360 and $354 for the years ended December 31, 2024 and 2023, respectively.

Note 16 - Income Taxes

The provision for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31
	2024	2023
Current Tax Provision
Federal	$567	$-
Foreign	4,978	2,556
State	213	39
Total Current Tax Provision	5,758	2,595
Deferred Tax Provision (Benefit)
Federal	1	1
Foreign	77	(1,095)
State	2	-
Total Deferred Tax Provision (Benefit)	80	(1,094)
Total Tax Provision	$5,838	$1,501

The provision for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

	Year Ended December 31
	2024	2023
Statutory United States federal income tax rate	21.00%	21.00%
State income taxes, net of federal tax benefit	0.19%	0.50%
Valuation allowance	7.64%	(18.50)%
Provision to return	(0.91)%	(0.60)%
Foreign rate differential	(1.74)%	(2.20)%
Foreign tax adjustments	0.00%	0.00%
Deferred tax adjustments	(1.77)%	0.60%
Nondeductible mark-to-market adjustment	(29.86)%	(2.10)%
Foreign nondeductible expenses	(1.88)%	(1.40)%
Nondeductible expenses and other	(1.01)%	(4.10)%
Effective income tax rate	(8.34)%	(6.80)%

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities.

Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits	$634	$-	$224	$-
Intangible assets	-	(36)	-	(30)
Accrued expenses	2,099	-	2,444	-
Prepaid expenses	-	(1,231)	-	(682)
Inventory valuation	585	-	524	-
Property, plant and equipment and railcars on operating leases	-	(219)	-	(598)
Net operating loss	53,163	-	57,252	-
Interest carryforwards	8,059	-	10,103
Credit carryforwards	2,016	-	2,016
Stock-based compensation expense	2,058	-	1,782	-
Other	-	-	-	(977)
Right of use asset	-	(14,055)	-	(12,671)
Lease liability	15,080	-	13,354	-
	83,694	(15,541)	87,699	(14,958)
Valuation Allowance	(67,129)	-	(71,640)	-
Deferred tax assets (liabilities)	$16,565	$(15,541)	$16,059	$(14,958)
(Decrease) increase in valuation allowance	$(4,511)		$3,759

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that, based on evaluation of the positive and negative evidence, primarily the history of United States and China operating losses, we will not more likely than not realize the benefit of the United States and China deferred tax assets. The Company has certain pretax state net operating loss carryforwards of $212,092 which will expire between 2025 and 2043, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards, tax credits, and interest carryforwards of $198,214, $2,016, and $37,821, respectively, which will begin to expire in 2032, for which a full valuation allowance also has been recorded.

No deferred taxes have been provided on the approximately $386 of undistributed earnings in foreign subsidiaries. These earnings are permanently reinvested and necessary for operations locally in China and Mexico.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

The Company does not have any unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate as of December 31, 2024 and 2023. The Company’s income tax provision included $0 expenses related to interest and penalties for the years ended December 31, 2024 and 2023. The Company records interest and penalties as a component of income tax expense. However, as there are no unrecognized tax benefits for the year ended 2024 and 2023, the Company has zero penalties or interest accrued as of December 31, 2024 and 2023, respectively.

The Company and/or its subsidiaries file income tax returns with the United States federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year
United States Federal	2021
States:
Pennsylvania	2004
Texas	2020
Illinois	2010
Virginia	2021
Colorado	2010
Indiana	2021
Nebraska	2016
Alabama	2017
Georgia	2021
South Carolina	2021
Foreign:
China	2021
Mexico	2021

Note 17 - Stock-Based Compensation

The Company’s incentive compensation plan, titled “The 2022 Long Term Incentive Plan” (as amended to date, the “2022 Plan” or “Incentive Plan”) provides for the grant to eligible persons of stock options, share appreciation rights (“SAR”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents and other share-based awards, referred to collectively as the awards. Time-vested stock option awards generally vest based on one to three years of service and have 10-year contractual terms. Share awards generally vest over one to three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Incentive Plan). The Company accounts for forfeitures of stock‑based awards as incurred. The 2022 Plan will terminate as to future awards on May 12, 2032.

A proposal to increase the shares of Common Stock reserved for issuance under the 2022 Plan by 3,000,000 shares was approved by the Company’s Board and ratified by the stockholders on May 14, 2024. As a result, 5,804,977 shares of Common Stock have been reserved for general use issuance under the 2022 Plan, of which 3,125,031 were available for issuance as of December 31, 2024. Under the 2022 Plan, 2,132,113 shares of Common Stock have been reserved for issuance for settlement of stock appreciation rights outstanding, of which 1,791,660 were available for issuance as of December 31, 2024.

Stock Options

Time-Vested Options

The Company recognizes stock-based compensation expense for time-vested stock option awards based on the fair value of the award on the grant date using the Black-Scholes option valuation model. Expected life in years for time-vested stock option awards was determined using the simplified method. The Company believes that it is appropriate to use the simplified method in determining the expected life for time-vested stock options because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for time-vested stock options. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the United States Treasury bond rate for the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying Common Stock on the date of the grant.

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free	Grant Date
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2024	1/4/2024	6 years	77.71%	0.00%	3.97%	$1.94
2024	4/12/2024	6 years	77.71%	0.00%	4.53%	$2.57
2024	5/1/2024	6 years	78.00%	0.00%	4.64%	$2.50
2024	8/12/2024	6 years	78.00%	0.00%	3.78%	$2.51
2024	10/2/2024	6 years	78.00%	0.00%	3.60%	$7.64
2024	10/22/2024	6 years	78.00%	0.00%	4.04%	$8.86

A summary of the Company’s time-vested stock options activity and related information as of December 31, 2024 and 2023, and changes during the years then ended, is presented below:

		December 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	1,330,381	$4.33	898,814	$5.12
Granted	829,012	3.07	503,417	3.20
Exercised	(105,839)	4.48	-	-
Forfeited or expired	(173,391)	3.96	(71,850)	6.27
Outstanding at the end of the year	1,880,163	$3.80	1,330,381	$4.33

Exercisable at the end of the year	696,649	$4.80	448,880	$5.88

A summary of the Company’s time-vested stock options outstanding as of December 31, 2024 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	1,880,163	7.9	$3.80	$10,029
Vested or expected to vest	1,880,163	7.9	$3.80	$10,029
Options exercisable	696,649	6.5	$4.80	$3,172

The Company issued 33,581 shares of Common Stock as a result of cashless exercise of 88,817 time-vested stock options and 17,022 shares of Common Stock as a result of cash exercise of 17,022 time-vested stock options during the year ended December 31, 2024. There were no time-vested stock options exercised during the year ended December 31, 2023. As of December 31, 2024, there was $1,599 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 23 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

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

The Company measured the fair value of the Inducement Options as of the Grant Date using a Monte Carlo Simulation Model considering the following assumptions: trading stock price as of the Grant Date of $2.74, risk-free rate of 3.65%, volatility rate of 69.81%, and a term of 10 years. As the likelihood of achieving the market condition is factored into the Monte Carlo model, the stock-based compensation for the Inducement Options will be recognized ratably over the three-year service period. Stock-based compensation for Inducement Options was $229 for the year ended December 31, 2024. As of December 31, 2024, there was $135 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 18 months.

Stock Appreciation Rights

During 2020 and 2021, the Company granted 1,164,464 and 1,735,500 cash settled stock appreciation rights, respectively, to certain employees. Each stock appreciation right represents the right to receive a payment measured by the increase in the fair market value of one share of the Company’s stock from the date of grant of the stock appreciation right to the date of exercise of the stock appreciation right. The cash settled stock appreciation rights were classified as liabilities upon grant. As such, the Company measures the fair value of unvested cash settled stock appreciation rights using the Black-Scholes option valuation model and remeasures the fair value of the award each reporting period until the award is vested. Effective May 11, 2023, the outstanding cash settled stock appreciation rights were amended to provide for such awards to be settled in shares of the Company’s Common Stock rather than in cash as they were initially structured, resulting in a modification of the classification of these awards from liability to equity.

The estimated fair value of the stock appreciation rights immediately preceding the modification was $1,738, estimated using the Black-Scholes option valuation model. Stock-based compensation for stock appreciation rights was $4 and $(1,058) for the year ended December 31, 2024 and 2023, respectively.

A summary of the Company’s stock appreciation rights activity and related information as of December 31, 2024 and 2023 and changes during the year is presented below:

		December 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	SARS	Price	SARS	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	2,068,705	$2.20	2,132,113	$2.20
Granted	-	-	-	-
Exercised	(415,702)	2.33	(35,522)	2.24
Forfeited or expired	(8,188)	2.14	(27,886)	2.20
Outstanding at the end of the year	1,644,815	$2.17	2,068,705	$2.20

Exercisable at the end of the year	1,644,815	$2.17	1,564,300	$2.15

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

The Company issued 39,640 shares of Common Stock as a result of cashless exercise of 115,702 cash settled stock appreciation rights and 300,000 shares of Common Stock as a result of cash exercise of 300,000 cash settled stock appreciation rights during the year ended December 31, 2024.

As of December 31, 2024, the Company had 1,644,815 SARS outstanding, vested or expected to vest, and exercisable with a weighted average remaining contractual term of 5.7 years, a weighted average exercise price of $2.17 per share, and an aggregate intrinsic value of $11,166.

Restricted Shares

The Company recognizes stock-based compensation for restricted stock awards over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s Common Stock on the award date. A summary of the Company’s non-vested restricted shares as of December 31, 2024 and 2023, and changes during the years then ended is presented below:

		December 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Non-vested at the beginning of the year	857,583	$3.44	689,862	$3.20
Granted	774,795	2.98	453,258	3.06
Vested	(283,282)	3.25	(285,537)	2.24
Forfeited	(106,789)	3.19	-	-
Non-vested at the end of the year	1,242,307	$3.22	857,583	$3.44
Expected to vest	1,242,307	$3.44	857,583	$3.44

The fair value of stock awards vested during the years ended December 31, 2024 and 2023, was $900 and $905, respectively, based on the value at vesting date. As of December 31, 2024, there was $1,628 of unrecognized compensation expense related to non-vested restricted stock awards, which will be recognized over the average remaining requisite service period of 19 months.

Stock-based compensation expense of $3,110 and $1,240 is included within selling, general and administrative expense for the years ended December 31, 2024 and 2023, respectively.

Note 18 - Commitments and Contingencies

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

Note 19 – Loss Per Share

The net loss available to common stockholders and weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2024	2023

Numerator:
Net loss	$(75,817)	$(23,589)
Accretion of financing fees	(1,954)	(347)
Accrued dividends on Series C Preferred Stock	(18,227)	(9,636)
Net loss available to common stockholders - basic	$(95,998)	$(33,572)
Net loss available to common stockholders - diluted	$(95,998)	$(33,572)
Denominator:
Weighted average common shares outstanding	17,495,542	16,965,161
Issuance of Warrants	13,231,374	11,401,296
Weighted average common shares outstanding - basic	30,726,916	28,366,457
Weighted average common shares outstanding - diluted	30,726,916	28,366,457

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to this warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the years ended December 31, 2024 and 2023, 2,029,134 and 3,771,495 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 20 – Segment Information

The Company’s operations consist of two operating and reportable segments, Manufacturing and Aftermarket. The Company identifies reportable segments based on differences in products and services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, and major railcar conversions and rebodies. The Company’s Aftermarket segment includes the selling of forged, cast and fabricated railcar parts and supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance.

The Company’s designated Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. The CODM uses segment gross profit and segment operating income to allocate resources to segments during the planning and forecasting process and assess performance in a given period. Segment gross profit and segment operating income include all external revenues attributable to the segments as well as operating costs and income that management believes are directly attributable to the current production of goods and services. The Company’s management reporting package does not include interest revenue, interest expense or income taxes allocated to individual segments and these items are not considered as a component of segment operating income. Intersegment revenues were not material in any period presented.

A summary of segment information and reconciliation to consolidated loss before income taxes is as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

	Year Ended
	December 31, 2024
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$541,184	$18,241	$-	$559,425
Cost of sales	482,769	9,614	-	492,383
Gross profit	$58,415	$8,627	$-	$67,042
Other segment items (1)	(1,204)	1,455	29,450	29,701
Operating income (loss)	$59,619	$7,172	$(29,450)	$37,341
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(6,850)
Loss on change in fair market value of Warrant Liability				(99,518)
Consolidated other expense				(952)
Consolidated loss before income taxes				$(69,979)

(1) Other segment items in Manufacturing segment include selling, general and administrative expenses and litigation settlement. Other segment items in Aftermarket segment and Corporate include selling, general and administrative expenses.

	Year Ended
	December 31, 2023
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$345,866	$12,227	$-	$358,093
Cost of sales	308,711	7,619	-	316,330
Gross profit	$37,155	$4,608	$-	$41,763
Other segment items (2)	5,600	729	24,942	31,271
Operating income (loss)	$31,555	$3,879	$(24,942)	$10,492
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(15,031)
Loss on change in fair market value of Warrant Liability				(2,229)
Loss on extinguishment of debt				(14,880)
Consolidated other expense				(440)
Consolidated loss before income taxes				$(22,088)

(2) Other segment items in Manufacturing segment include selling, general and administrative expenses, impairment on leased railcars and gain on sale of railcars available for lease. Other segment items in Aftermarket segment include selling, general and administrative expenses. Other segment items in Corporate include selling, general and administrative expenses and pension settlement loss.

A summary of segment depreciation, amortization and capital expenditures is as follows:

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

	Year Ended
	December 31,
	2024	2023
Depreciation and amortization:
Manufacturing	$5,292	$4,026
Aftermarket	$158	$283
Corporate	313	297
Consolidated depreciation and amortization	$5,763	$4,606
Capital expenditures:
Manufacturing	$4,708	$12,536
Aftermarket	$15	$5
Corporate	296	181
Consolidated capital expenditures	$5,019	$12,722

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	December 31,	December 31,
	2024	2023
Assets:
Manufacturing	$165,702	$207,093
Aftermarket	11,014	9,281
Corporate	46,361	41,877
Total operating assets	223,077	258,251
Consolidated income taxes receivable	1,139	1,208
Consolidated assets	$224,216	$259,459

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues		Long Lived Assets (a)
	Year Ended
	December 31,		December 31,	December 31,
	2024	2023	2024	2023
United States	$559,425	$358,093	$3,856	$7,377
Mexico	-	-	73,755	69,826
Total	$559,425	$358,093	$77,611	$77,203

(a) Long lived assets include property plant and equipment, net, railcars available for lease, and right-of-use (ROU) assets.

Note 21 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesús Gil, a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Fasemex owns approximately 10.2% of the outstanding shares of Common Stock as of December 31, 2024 and provides steel fabrication services to the Company. The lessors of the Manufacturing Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2024 and 2023

(in thousands, except for share and per share data)

The Company paid $27,214 and $17,379 to the Gil Family during the years ended December 31, 2024 and 2023, respectively, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services and royalty payments.

Commercial Specialty Truck Holdings, LLC (“CSTH”) is minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. The Company sold specialty parts supplies in an amount equal to $885 and $121 to CSTH during the years ended December 31, 2024 and 2023, respectively.

Related party asset on the consolidated balance sheet of $959 as of December 31, 2024 includes other receivables of $614 from the Gil Family and $345 from CSTH. Related party accounts payable on the consolidated balance sheet of $2,693 as of December 31, 2024 is payable to the Gil Family. Related party asset on the consolidated balance sheet of $638 as of December 31, 2023 includes other receivables of $517 from the Gil Family and $121 from CSTH. Related party accounts payable on the consolidated balance sheet of $2,478 as of December 31, 2023 is payable to the Gil Family.

The Warrantholder beneficially owns approximately 49.40% of the Company’s common stock as of December 31, 2024. The Company paid dividends of $27,863 and a cash fee of $2,163 to the Warrantholder during the year ended December 31, 2024 upon redemption of the Preferred Shares. For further information about the redemption of the Preferred Shares, see Note 13 - Mezzanine Equity. The Company did not pay dividends to the Warrantholder during the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2024 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because the Company qualifies as a non-accelerated filer, it is not required to obtain an attestation of their internal control over financial reporting by an outside independent registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to our 2025 Proxy Statement section entitled “Governance of the Company.” The information required by Item 10 regarding our executive officers is incorporated by reference herein to our 2025 Proxy Statement section entitled “Executive Officers.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2024 and written representations that no other reports were required, there were no late Section 16 filings during the year ended December 31, 2024.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, which can be found on our website at http://www.freightcaramerica.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request by contacting FreightCar America, Inc. at 125 South Wacker Drive, Suite 1500, Chicago IL 60606, Attention: Investor Relations.

Insider Trading Policy

We have adopted an Insider Trading Policy applicable to our directors, officers, certain other designated employees, and related persons and controlled entities of the foregoing that governs the purchase, sale and other dispositions of the Company’s securities. While the Company is not subject to the Insider Trading Policy itself, the Company will not engage in transactions in its securities while aware of material nonpublic information. We believe that the Company’s Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Information required to be disclosed regarding our Insider Trading Policy is hereby incorporated by reference to the information in our 2025 Proxy Statement section entitled “Compensation Overview—Company Insider Trading Policy.”

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2025 Proxy Statement sections entitled “Compensation Overview” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2025 Proxy Statement sections entitled “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Compensation Overview.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2025 Proxy Statement sections entitled “Certain Relationships and Related Transactions” and “Governance of the Company—Independence of Directors.”

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2025 Proxy Statement section entitled “Fees of Independent Registered Public Accounting Firm and Audit Committee Report—Fees Billed by Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)
Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP, Chicago, Illinois, PCAOB ID 248

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023.

Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit for the years ended December 31, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023.

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

10.12*

FreightCar America, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the annual meeting of stockholders held on May 12, 2022 filed with the Commission on April 1, 2022).

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

10.12.3*

Amendment No. 3 to the FreightCar America, Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2024).

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

10.16

Royalty Agreement, dated January 23, 2024, by and between the Company and Alejandro Gil Benavides (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2024).

10.17

Royalty Agreement, dated January 23, 2024, by and between the Company and Jesús Salvador Gil Benavides (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2024).

10.18

Royalty Agreement, dated January 23, 2024, by and between the Company and Salvador Gil Benavides (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2024).

10.19

Credit Agreement, dated as of April 16, 2019, by and between FreightCar America Leasing 1, LLC and M & T Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Commission on August 1, 2019).

10.19.1

Forbearance and Settlement Agreement dated as of December 28, 2021, by and among the Company and certain of its subsidiaries and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.20**

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

10.20.2

Amendment No. 2 to the Credit Agreement dated as of May 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.20.3

Amendment No. 3 to the Credit Agreement dated as of July 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2021).

10.20.4

Amendment No. 4 to the Credit Agreement dated as of December 30, 2021 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.20.5	Amendment No. 5 to the Credit Agreement dated as of March 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).
10.20.6

Amendment No. 6 to the Term Loan Credit Agreement dated as of January 30, 2023 (incorporated by reference to Exhibit 10.22.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.20.7

Amendment No. 7 to the Term Loan Credit Agreement dated as of February 27, 2023 (incorporated by reference to Exhibit 10.22.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.20.8

Amendment No. 8 to the Term Loan Credit Agreement, dated March 23, 2023, by and among FreightCar America, Inc., FreightCar North America, LLC, CO Finance LVS VI LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.22.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.21**

Warrant Acquisition Agreement, dated October 13, 2020, by and between the Company and CO Finance LCS VI LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.21.1	Form of Warrant issued by the Company to CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).
10.21.2

Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XII LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.21.3

Amended and Restated Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of March 1, 2022, by and between the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2022).

10.22

Form of Registration Rights Agreement by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2020).

10.23

Registration Rights Agreement dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.24

Warrant to Purchase Common Stock of FreightCar America, Inc. dated as of December 30, 2021, by and between the Company and CO Finance LVS VI LLC (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2021).

10.25

Warrant Acquisition Agreement, dated as of April 4, 2022, by and among the Company and OC III LVS XXVIII LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2022).

10.25.1

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

10.27

Securities Purchase Agreement dated as of March 23, 2023 by and between the Company and OC III LFE II LP (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.28

Warrant issued by the Company to OC III LFE II LP, dated as of May 22, 2023 (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2023).

10.29

Financing Agreement, dated as of December 31, 2024, by and among FreightCar America, Inc., FreightCar North America, LLC, certain of subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the Commission on January 6, 2025).

10.30

Pledge and Security Agreement, dated as of December 31 2024, by and among FreightCar America, Inc., FreightCar North America, LLC, certain of subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed with the Commission on January 6, 2025).

19†	Insider Trading Policy
21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	FreightCar America, Inc. Executive Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

FREIGHTCAR AMERICA, INC.

Date: March 12, 2025	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS J. RANDALL Nicholas J. Randall	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2025

/s/ MICHAEL A. RIORDAN Michael A. Riordan	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2025

/s/ JUAN CARLOS FUENTES SIERRA Juan Carlos Fuentes Sierra	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2025

/s/ JAMES R. MEYER James R. Meyer	Executive Chairman of the Board and Director	March 12, 2025

/s/ WILLIAM D. GEHL William D. Gehl	Director	March 12, 2025

/s/ ELIZABETH K. ARNOLD Elizabeth K. Arnold	Director	March 12, 2025

/s/ JESUS SALVADOR GIL BENAVIDES Jesus Salvador Gil Benavides	Director	March 12, 2025

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 12, 2025

/s/ RODGER L. BOEHM Rodger L. Boehm	Director	March 12, 2025

/s/ TRAVIS D. KELLY Travis D. Kelly	Director	March 12, 2025

/s/ JOSÉ DE NIGRIS FELÁN José De Nigris Felán	Director	March 12, 2025