Form 10-Q
period 2025-03-31
FreightCar America, Inc.
filed 2025-05-05
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2025

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of April 30, 2025, there were 19,040,310 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$54,084	$44,450
Accounts receivable, net of allowance for credit losses of $151 and $47 respectively	18,361	12,506
VAT receivable	8,769	3,851
Inventories, net	79,109	75,281
Assets held for sale	629	629
Prepaid expenses and other current assets	12,025	8,314
Total current assets	172,977	145,031
Property, plant and equipment, net	28,839	30,107
Right of use asset operating lease	2,312	2,423
Right of use asset finance lease	44,366	45,081
Other long-term assets	1,974	1,574
Total assets	$250,468	$224,216
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$64,709	$49,574
Accrued payroll and other employee costs	5,996	6,286
Accrued warranty	2,162	2,389
Customer deposits	17,611	—
Deferred revenue	3,402	8,556
Current portion of long-term debt	2,875	2,875
Lease liability finance lease, current	1,356	1,256
Other current liabilities	9,949	9,889
Total current liabilities	108,060	80,825
Long-term debt, net of current portion	105,302	105,540
Warrant liability	83,431	136,319
Accrued pension costs	1,138	1,073
Lease liability operating lease, long-term	2,506	2,645
Lease liability finance lease, long-term	46,291	46,678
Other long-term liabilities	1,139	1,409
Total liabilities	347,867	374,489
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,040,310 and 18,960,608 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	221	221
Additional paid-in capital	70,854	69,404
Accumulated other comprehensive income	1,697	721
Accumulated deficit	(170,171)	(220,619)
Total stockholders’ deficit	(97,399)	(150,273)
Total liabilities and stockholders’ deficit	$250,468	$224,216

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$96,290	$161,058
Cost of sales	81,896	149,655
Gross profit	14,394	11,403
Selling, general and administrative expenses	10,523	7,493
Operating income	3,871	3,910
Interest expense	(4,336)	(2,391)
Gain (loss) on change in fair market value of Warrant liability	52,888	(15,653)
Other expense	(139)	(14)
Income (loss) before income taxes	52,284	(14,148)
Income tax provision (benefit)	1,836	(2,577)
Net income (loss)	$50,448	$(11,571)
Net earnings (loss) per common share - basic	$1.54	$(0.54)
Net earnings (loss) per common share - diluted	$1.52	$(0.54)
Weighted average common shares outstanding – basic	31,649,133	29,580,182
Weighted average common shares outstanding – diluted	33,285,446	29,580,182

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net income (loss)	$50,448	$(11,571)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency derivatives	944	207
Pension and post-retirement liability adjustments	32	35
Comprehensive income (loss)	$51,424	$(11,329)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(11,571)	(11,571)
Other comprehensive income	-	-	-	-	-	242	-	242
Issuance of Series C preferred shares, net of issuance costs	-	144	-	-	-	-	(144)	(144)
Restricted stock awards	-	-	563,455	5	(5)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,789)	(1)	1	-	-	-
Stock-based compensation recognized	-	-	-	-	760	-	-	760
Balance, March 31, 2024	85,412	$83,602	18,345,488	$214	$94,783	$2,607	$(154,563)	$(56,959)

Balance, December 31, 2024	-	$-	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)
Net income	-	-	-	-	-	-	50,448	50,448
Other comprehensive income	-	-	-	-	-	976	-	976
Restricted stock awards	-	-	122,755	1	(1)	-	-	-
Employee stock settlement	-	-	(50,010)	(1)	(487)	-	-	(488)
Exercise of stock options and appreciation rights	-	-	6,957	-	(2)	-	-	(2)
Stock-based compensation recognized	-	-	-	-	1,940	-	-	1,940
Balance, March 31, 2025	-	$-	19,040,310	$221	$70,854	$1,697	$(170,171)	$(97,399)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$50,448	$(11,571)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,496	1,396
Non-cash lease expense on right-of-use assets	826	703
(Gain) loss on change in fair market value for Warrant liability	(52,888)	15,653
Stock-based compensation recognized	1,940	760
Other non-cash items, net	2,298	1,746
Changes in operating assets and liabilities:
Accounts receivable	(5,855)	(28,632)
VAT receivable	(4,956)	(999)
Inventories	(6,555)	16,963
Accounts and contractual payables	18,585	(7,884)
Income taxes payable, net	618	(3,937)
Lease liability	(997)	(1,057)
Customer deposits	17,611	—
Other assets and liabilities	(9,777)	(8,463)
Net cash flows provided by (used in) operating activities	12,794	(25,322)
Cash flows from investing activities
Purchase of property, plant and equipment	(330)	(966)
Net cash flows used in investing activities	(330)	(966)
Cash flows from financing activities
Deferred financing costs	(1,336)	—
Borrowings on revolving line of credit	—	13,037
Repayments on revolving line of credit	—	(12,450)
Repayments on term loan	(719)	—
Employee stock settlement	(488)	(40)
Financing lease payments	(287)	(842)
Net cash flows used in financing activities	(2,830)	(295)
Net increase (decrease) in cash and cash equivalents	9,634	(26,583)
Cash, cash equivalents and restricted cash equivalents at beginning of period	44,450	40,560
Cash, cash equivalents and restricted cash equivalents at end of period	$54,084	$13,977
Supplemental cash flow information
Interest paid	$1,086	$852
Income taxes paid	$1,215	$403
Non-cash transactions
Change in unpaid construction in process	$(47)	$(155)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except for share and per share data and unless otherwise noted)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries (collectively with FreightCar, the “Company”, “we”, “us”, or “our”), and designs and manufactures a wide range of railroad freight cars, completes railcar rebody and repair services, provides railcar conversion services that repurpose idled rail assets back into revenue service, and supplies railcar parts. The Company designs and builds high-quality railcars, including boxcars, covered and open-top hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and coal cars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Qingdao, People’s Republic of China, and Castaños, Coahuila, Mexico (the “Manufacturing Facility”).

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2024 year-end balance sheet data was derived from the audited financial statements as of December 31, 2024. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. There is no impact on previously reported consolidated statements of operations or statements of cash flows as a result of these reclassifications. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended
	March 31,
	2025	2024
Railcar sales	$90,100	$155,597
Aftermarket sales	6,116	5,330
Revenues from contracts with customers	96,216	160,927
Leasing revenues	74	131
Total revenues	$96,290	$161,058

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of March 31, 2025 and December 31, 2024. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term liabilities in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. Customer deposits and deferred revenue, reported on separate lines in the Company’s condensed consolidated balance sheets, were $17,611 and $3,402, respectively, as of March 31, 2025. Deferred revenue in the Company’s condensed consolidated balance sheets was $8,556 as of December 31, 2024 and was recognized as revenue during the three months ended March 31, 2025. The Company has not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of March 31, 2025 with expected duration of greater than one year of $81,321.

Note 4 – Segment Information

The Company’s operations consist of two operating and reportable segments, Manufacturing and Aftermarket. The Company identifies reportable segments based on differences in products and services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, and major conversions and rebodies. The Company’s Aftermarket segment includes the selling of forged, cast and fabricated railcar parts and supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance.

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

A summary of segment information and reconciliation to consolidated income (loss) before income taxes is as follows:

	Three Months Ended
	March 31, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$90,174	$6,116	$-	$96,290
Cost of sales	78,065	3,831	-	81,896
Gross profit	$12,109	$2,285	$-	$14,394
Other segment items (1)	357	566	9,600	10,523
Operating income (loss)	$11,752	$1,719	$(9,600)	$3,871
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(4,336)
Gain on change in fair market value of Warrant Liability				52,888
Consolidated other expense				(139)
Consolidated income before income taxes				$52,284

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Three Months Ended
	March 31, 2024
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$155,728	$5,330	$-	$161,058
Cost of sales	146,987	2,668	-	149,655
Gross profit	$8,741	$2,662	$-	$11,403
Other segment items (2)	463	471	6,559	7,493
Operating income (loss)	$8,278	$2,191	$(6,559)	$3,910
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(2,391)
Loss on change in fair market value of Warrant Liability				(15,653)
Consolidated other expense				(14)
Consolidated loss before income taxes				$(14,148)

(2) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Three Months Ended
	March 31,
	2025	2024
Depreciation and amortization:
Manufacturing	$1,365	$1,273
Aftermarket	36	49
Corporate	95	74
Consolidated depreciation and amortization	$1,496	$1,396
Capital expenditures:
Manufacturing	$285	$921
Corporate	45	45
Consolidated capital expenditures	$330	$966

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	March 31,	December 31,
	2025	2024
Assets:
Manufacturing	$179,230	$165,702
Aftermarket	10,776	11,014
Corporate	59,673	46,361
Total operating assets	249,679	223,077
Consolidated income taxes receivable	789	1,139
Consolidated assets	$250,468	$224,216

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues		Long Lived Assets (a)
	Three Months Ended
	March 31,		March 31,	December 31,
	2025	2024	2025	2024
United States	$96,290	$161,058	$3,658	$3,856
Mexico	-	-	71,859	73,755
Total	$96,290	$161,058	$75,517	$77,611

(a) Long lived assets include property, plant and equipment, net and right-of-use (ROU) assets.

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$83,431	$-	$83,431
Foreign currency derivative liability	$-	$452	$-	$452

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$136,319	$-	$136,319
Foreign currency derivative liability	$-	$1,396	$-	$1,396

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

The fair value of the Company’s Warrant (as defined in Note 10 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”) in an active market, exercise prices ($0.01/share and $3.57/share) and number of shares exercisable, as of March 31, 2025 and December 31, 2024, is a Level 2 measurement.

The fair value of the Company’s foreign currency forward contracts determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of March 31, 2025 and December 31, 2024 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

The fair value of the Company’s fleet of triple hopper aggregate railcars held for sale determined using a market-based appraisal, during the year ended December 31, 2024, is a Level 3 measurement. In April 2025, the Company sold the railcars in their current condition. The consideration received approximated the fair value of the railcars as of March 31, 2025.

Note 6 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts, (ii) to collateralize standby letters of credit, and (iii) to collateralize foreign currency derivative contracts. The carrying value of restricted cash approximates its fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2025	2024
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	300	300
Restricted cash to collateralize foreign currency derivatives	-	3,300
Total restricted cash and restricted cash equivalents	$582	$3,882

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$54,373	$47,340
Work in process	13,666	9,323
Finished railcars	5,199	12,640
Parts inventory	5,871	5,978
Total inventories, net	$79,109	$75,281

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,751 and $1,852 relating to excess or slow-moving parts inventory and raw materials as of March 31, 2025 and December 31, 2024, respectively.

Note 8 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	2025	2024

Balance at the beginning of the year	$2,389	$1,602
Current year provision	64	169
Reductions for payments, costs of repairs and other	(225)	(173)
Adjustments to prior warranties	(66)	(130)
Balance at the end of the period	$2,162	$1,468

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 9 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Term loan	$114,281	$115,000
Less term loan deferred financing costs	(6,104)	(6,585)
Total debt, net of deferred financing costs	108,177	108,415
Less amounts due within one year	(2,875)	(2,875)
Long-term debt, net of current portion	$105,302	$105,540

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the three months ended March 31, 2025. The Company is in compliance with such covenants as of March 31, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 11 - Mezzanine Equity). The Company incurred $6,511 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term SOFR rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.3% as of March 31, 2025.

On February 12, 2025 (the “ABL Effective Date”), the Company entered into a new revolving credit facility by and among the Company, FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as agent for the lenders in the form of an asset backed credit facility exists in the maximum aggregate principal amount of $35,000 (the “ABL”), subject to borrowing base requirements and consisting of revolving loans and a sub-facility for letters of credit. The ABL has a term ending on February 12, 2030, provided that if the aggregate outstanding principal amount and related obligations under the Term Loan have not been repaid in full or prior to October 1, 2028, or refinanced with a new maturity date no earlier than May 13, 2030, the term will end on October 2, 2028.

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of March 31, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of March 31, 2025, the ABL bears interest at 6.3% and the Company had borrowing availability of $8,779, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of March 31, 2025.

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

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,601,390 and 9,626,968 shares of Common Stock as of March 31, 2025 and December 31, 2024, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,087,259 and 2,092,819 shares of Common Stock as of March 31, 2025 and December 31, 2024, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,087,259 and 2,092,819 shares of Common Stock as of March 31, 2025 and December 31, 2024, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of March 31, 2025, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant as of March 31, 2025 and December 31, 2024 was $83,431 and $136,319, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

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

On December 31, 2024, the Company used the proceeds from the Term Loan to redeem all outstanding shares of Preferred Stock. The Preferred Stock was redeemed at $1,000 per share, for a total redemption price of $113,275, including accrued dividends of $27,863. For further information on the Term Loan, see Note 9 - Debt Financing and Credit Facilities.

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended March 31, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$32	$-	$32
Foreign currency derivative liability activity:
Unrealized loss on foreign currency derivatives	944	-	944
	$976	$-	$976

Three months ended March 31, 2024
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$35	$-	$35
Foreign currency derivative asset activity:
Unrealized gain on foreign currency derivatives	207	-	207
	$242	$-	$242

The components of accumulated other comprehensive income consist of the following:

	March 31,	December 31,
	2025	2024
Unrecognized pension income, net of tax of $6,282 and $6,282, respectively	$2,149	$2,117
Unrealized loss on foreign currency derivatives	(452)	(1,396)
	$1,697	$721

Note 13 – Stock-Based Compensation

Total stock-based compensation was $1,940 and $760 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $1,911 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 27 months. As of March 31, 2025, there was $1,953 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 26 months.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of The FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. As of March 31, 2025, there was $98 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 15 months.

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

The components of net periodic benefit cost for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2025	2024
Interest cost	$132	$135
Expected return on plan assets	(67)	(75)
Amortization of unrecognized net income	32	35
	$97	$95

The Company made no contributions to the Plan for the three months ended March 31, 2025 and 2024. We may be required to make a contribution to the Plan in 2025 to meet minimum funding requirement. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates.

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

Since 2023, the Company has entered into forward contracts to hedge the Company’s anticipated and probable Mexican Peso denominated expenses against the foreign currency rate exposure. The contracts have terms between one and 12 months and require the Company to exchange currencies at agreed-upon rates at each settlement date. The counterparties to the contracts consist of a limited number of domestic and international financial institutions. The Company classifies these contracts as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The Company does not have any non-designated derivatives.

The Company assesses the assumed effectiveness of the contracts at each reporting period. The foreign currency derivatives are recorded on the balance sheets at fair value. The Company records unrealized gains or losses related to changes in the fair value of the forward contracts in other comprehensive income as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income are reclassified to the condensed consolidated statements of operations on the same line as the items being hedged when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective.

The notional amounts of outstanding foreign currency derivatives are as follows:

	March 31,	December 31,
Notional Amount	2025	2024
Derivative instruments designated as hedges:
Foreign currency derivatives	$21,136	$8,780

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	March 31,	December 31,
Fair Value	2025	2024
Other current liabilities:
Foreign currency derivatives	$452	$1,396

The pre-tax realized loss on foreign currency derivatives is recognized in the condensed consolidated statements of operations as follows:

		Amount of Loss Recognized
		Three Months Ended March 31,
	Location of Realized Loss Recognized in the Condensed Consolidated Statements of Operations	2025	2024
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$591	$525

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

Note 17 – Earnings (Loss) Per Share

The net income (loss) available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended March 31,
	2025	2024

Numerator:
Net income (loss)	$50,448	$(11,571)
Accretion of financing fees	-	(144)
Accrued dividends on Series C Preferred Stock	-	(4,237)
Allocation of undistributed earnings to nonvested restricted shares	(1,838)	-
Net income (loss) available to common stockholders - basic	$48,610	$(15,952)
Undistributed earnings reallocated to nonvested restricted shares	1,838	-
Net income (loss) available to common stockholders - diluted	$50,448	$(15,952)
Denominator:
Weighted average common shares outstanding	17,854,876	17,128,417
Issuance of Warrants	13,794,257	12,451,765
Weighted average common shares outstanding - basic	31,649,133	29,580,182
Issuance of Fixed Warrants	1,636,313	-
Weighted average common shares outstanding - diluted	33,285,446	29,580,182

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the three months ended March 31, 2025 and 2024, 2,329,251 and 4,781,274 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesús Gil, a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Fasemex owns approximately 10.2% of the outstanding shares of Common Stock as of March 31, 2025 and provides steel fabrication services to the Company. The lessors of the Manufacturing Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $4,607 and $7,647 to the Gil Family during the three months ended March 31, 2025 and 2024, respectively, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services and royalty payments.

Commercial Specialty Truck Holdings, LLC (“CSTH”) is minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. The Company sold specialty parts supplies in an amount equal to $66 and $208 to CSTH during the three months ended March 31, 2025 and 2024, respectively.

Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $890 as of March 31, 2025, includes other receivables of $293 from CSTH and other assets of $597 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $2,613 as of March 31, 2025 is payable to the Gil Family. Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $959 as of December 31, 2024 includes other receivables of $614 from the Gil Family and $345 from CSTH. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets of $2,693 as of December 31, 2024 is payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 3.5% and 18.2% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate of 3.5% for the three months ended March 31, 2025 is lower than the effective tax rate for the three months ended March 31, 2024 primarily driven by an increase in United States forecasted earnings with limited resulting United States tax expense due to the United States valuation allowance.

The effective tax rate of 3.5% varies from the United States statutory tax rate of 21% primarily due to a full valuation allowance in the United States, partially offset by earnings from international jurisdictions and permanent differences, predominantly in Mexico, taxed at a higher tax rate. This pre-tax income compared to the overall tax expense, mostly from Mexico operations and Mexico nondeductible expenses, results in a positive year to date effective tax rate. The effective tax rate for the first quarter of 2024 was lower than the 21% United States statutory tax rate primarily due to earnings from international jurisdictions and permanent differences and discrete events, predominantly in Mexico, taxed at higher tax rates and a full valuation allowance in the United States.

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

The Company’s operations consist of two operating and reportable segments, Manufacturing and Aftermarket. The Company identifies reportable segments based on differences in products and services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, and major conversions and rebodies. The Company’s Aftermarket segment includes the selling of forged, cast and fabricated railcar parts and supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance.

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

The variable purchase patterns of our customers and the timing of completion, delivery and customer acceptance may cause our revenues and income from operations to vary substantially each quarter, which will result in significant fluctuations in our quarterly results. Further, recent changes to United States and foreign trade policies, including the imposition of new tariffs, have created increased geopolitical and macroeconomic uncertainty. Future changes in governmental and economic policies could impact our cost structure, demand for our products and results of operation. We continue to actively monitor new global trade policies and remain focused on strategic initiatives to drive operational efficiencies.

Total net railcar orders received for the three months ended March 31, 2025 were 1,250 units, consisting entirely of new railcars, compared to orders for 384 units, consisting of 275 new railcars and 109 converted and rebodied railcars for the three months ended March 31, 2024. Total backlog of unfilled orders was 3,337 units as of March 31, 2025, compared to 2,797 railcars as of December 31, 2024. The estimated sales value of the backlog was $318 million and $267 million as of March 31, 2025 and December 31, 2024, respectively. The increase in the number of net railcar orders received for the three months ended March 31, 2025 compared to the prior year period is primarily a reflection of the Company’s increased production capacity year-over-year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Revenues

Our consolidated revenues for the three months ended March 31, 2025 were $96.3 million compared to $161.1 million for the three months ended March 31, 2024. Manufacturing segment revenues for the three months ended March 31, 2025, were $90.2 million compared to $155.7 million for the corresponding prior year period. The $65.5 million decrease in Manufacturing segment revenues was primarily driven by a decrease in the volume of railcar units delivered from 1,223 railcars during the three months ended March 31, 2024 to 710 railcars during the three months ended March 31, 2025 primarily due to railcars delivered in the first quarter of 2024 that were impacted by the December 2023 closure of the United States-Mexico border. During the three months ended March 31, 2025, a portion of the Company’s railcar production capacity at its Manufacturing Facility was utilized to build spare parts for its Aftermarket segment, resulting in lower deliveries of railcars during the period. Aftermarket segment revenues for the three months ended March 31, 2025 were $6.1 million compared to $5.3 million for the three months ended March 31, 2024, reflecting higher parts sales driven by favorable volume during the three months ended March 31, 2025. There were no Corporate revenues for the three months ended March 31, 2025 and 2024.

Gross Profit

Our consolidated gross profit was $14.4 million for the three months ended March 31, 2025 compared to $11.4 million for the three months ended March 31, 2024. Manufacturing segment gross profit was $12.1 million for the three months ended March 31, 2025 compared to $8.7 million for the three months ended March 31, 2024. The $3.0 million increase in consolidated gross profit and $3.4 million increase in Manufacturing segment gross profit reflects a favorable product mix. Aftermarket segment gross profit for the three months ended March 31, 2025 was $2.3 million compared to $2.7 million for the three months ended March 31, 2024. The $0.4 million decrease in gross profit is primarily due to unfavorable price mix. There was no Corporate gross profit for the three months ended March 31, 2025 and 2024.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $10.5 million for the three months ended March 31, 2025 compared to $7.5 million for the three months ended March 31, 2024. The $3.0 million increase in consolidated selling, general and administrative expenses was primarily due to increases of $1.4 million in legal expenses and $1.2 million in stock-based compensation expenses during the three months ended March 31, 2025. Manufacturing segment selling, general and administrative expenses were $0.4 million for the three months ended March 31, 2025, compared to $0.5 million for the three months ended March 31, 2024. Manufacturing segment selling, general and administrative expenses for the three months ended March 31, 2025 were 0.4% of revenue, compared to 0.3% of revenue for the three months ended March 31, 2024. Aftermarket segment selling, general and administrative expenses were $0.6 million for the three months ended March 31, 2025 compared to $0.5 million during the three months ended March 31, 2024. Corporate selling, general and administrative expenses were $9.6 million for the three months ended March 31, 2025 compared to $6.5 million for the three months ended March 31, 2024, primarily driven by the aforementioned increases in legal expenses and stock-based compensation expenses during the three months ended March 31, 2025.

Operating Income

Our consolidated operating income was $3.9 million for each of three months ended March 31, 2025 and 2024 driven primarily by the previously mentioned favorable product mix offset by the previously mentioned increase in selling, general and administrative expenses. Operating income for the Manufacturing segment was $11.8 million for the three months ended March 31, 2025 compared to $8.3 million for the three months ended March 31, 2024, reflecting the favorable product mix during the three months ended March 31, 2025. Aftermarket segment operating income for the three months ended March 31, 2025 was $1.7 million compared to operating income of $2.2 million during the three months ended March 31, 2024. The $0.5 million decrease in Aftermarket segment operating income reflects the unfavorable price mix partially offset by the favorable volume during the three months ended March 31,

2025. Corporate operating loss was $9.6 million for the three months ended March 31, 2025 compared to $6.6 million for the three months ended March 31, 2024, reflecting the aforementioned increases in legal expenses and stock-based compensation expenses during the three months ended March 31, 2025.

Gain (Loss) on Change in Fair Market Value of Warrant Liability

Our gain on change in fair market value of Warrant liability was $52.9 million for the three months ended March 31, 2025 compared to our loss on change in fair market value of Warrant liability of $15.7 million for the three months ended March 31, 2024. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of implied warrant shares.

Income Taxes

Our income tax provision was $1.8 million for the three months ended March 31, 2025 compared to our income tax benefit of $2.6 million for the three months ended March 31, 2024. The increase in income tax expense is primarily explained by the mix of forecasted earnings in the United States and Mexico, as well as the impact of permanent and discrete items predominantly in Mexico.

Net Income (Loss)

As a result of the changes discussed above, net income was $50.4 million for the three months ended March 31, 2025 compared to net loss of $11.6 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, basic net earnings per share was $1.54 and diluted net income per share was $1.52, compared to basic and diluted net loss per share of $0.54 for the three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the three months ended March 31, 2025. The Company is in compliance with such covenants as of March 31, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 11 - Mezzanine Equity). The Company incurred $6,511 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term SOFR rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.3% as of March 31, 2025.

On February 12, 2025 (the “ABL Effective Date”), the Company entered into a new revolving credit facility by and among the Company, FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as agent for the lenders in the form of an asset backed credit facility exists in the maximum aggregate principal amount of $35,000 (the “ABL”), subject to borrowing base requirements and consisting of revolving loans and a sub-facility for letters of credit. The ABL has a term ending on February 12, 2030, provided that if the aggregate outstanding principal amount and related obligations under the Term Loan have not been repaid in full or prior to October 1, 2028, or refinanced with a new maturity date no earlier than May 13, 2030, the term will end on October 2, 2028.

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of March 31, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of

March 31, 2025, the ABL bears interest at 6.3% and the Company had borrowing availability of $8,779, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years which are exercisable on the terms described in Note 10 - Warrants.

Additional Liquidity Factors

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$12,794	$(25,322)
Investing activities	(330)	(966)
Financing activities	(2,830)	(295)
Total	$9,634	$(26,583)

Operating Activities. Our net cash provided by (used in) operating activities reflects net income (loss) adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales could lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash provided by operating activities for the three months ended March 31, 2025 was $12.8 million compared to net cash used in operating activities of $25.3 million for the three months ended March 31, 2024. Our net cash provided by operating activities for the three months ended March 31, 2025 reflects changes in working capital, including increases in accounts payable of $18.5 million, customer deposits of $17.6 million, offset by increases in inventory of $6.6 million and accounts receivable of $5.9 million and a decrease in other assets and liabilities of $9.8 million. The increases in inventory and accounts payable relate to purchases of raw materials on hand as of March 31, 2025 to be used in the production and delivery of railcars in 2025. The increase in customer deposits and accounts receivable relate to the timing of collections with current railcar builds based on contractual payment terms. Our net cash used in operating activities for the three months ended March 31, 2024 reflects changes in working capital, including increases in accounts receivable of $28.6 million, offset by decreases in inventory of $17.0 million and in accounts payable of $7.9 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million and consisted of capital expenditures related to the enhancement of machinery and equipment on current production lines of our facility in Castaños, Coahuila, Mexico (the “Manufacturing Facility”). Net cash used in investing activities for the three months ended March 31, 2024 was $1.0 million related to the expansion of the Manufacturing Facility.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2025 was $2.8 million which included deferred financing costs of $1.3 million, repayments on term loan of $0.7 million, employee stock settlements of $0.5 million, and principal payments on the finance lease of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2024 was $0.3 million which included net borrowings on revolving line of credit of $0.6 million and principal payments on the finance lease of $0.8 million.

Capital Expenditures

Our capital expenditures were $0.3 million in the three months ended March 31, 2025, compared to $1.0 million in the three months ended March 31, 2024. We anticipate capital expenditures during 2025 to be in the range of $5.0 million to $6.0 million, primarily related to the enhancement of machinery and equipment on current production lines at the Manufacturing Facility.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For further information, see Note 16 - Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below sets forth the information with respect to purchases of our Common Stock made by or on behalf of us during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	29,240	$12.35	N/A	N/A
February 1 - 28, 2025	793	11.79	N/A	N/A
March 1 - 31, 2025	1,547	6.39	N/A	N/A
Total	31,580	$12.04	N/A	N/A

(a) Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under the Company’s incentive compensation plan, titled “The 2022 Long Term Incentive Plan” (as amended to date, the “Incentive Plan”)) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of the grants under the Incentive Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Incentive Plan provides that the value of the shares delivered or attested to, or withheld, be based on the average of the high and low trading prices for the Company’s Common Stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1

Loan and Security Agreement, dated as of February 12, 2025, by and among FreightCar America, Inc., FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the Commission on February 18, 2025).

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

FREIGHTCAR AMERICA, INC.

Date: May 5, 2025	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 5, 2025	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)