Form 10-Q
period 2025-06-30
FreightCar America, Inc.
filed 2025-08-04
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2025

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of July 31, 2025, there were 19,127,412 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$61,353	$44,450
Accounts receivable, net of allowance for credit losses of $131 and $47, respectively	16,204	12,506
VAT receivable	6,243	3,851
Inventories, net	107,102	75,281
Assets held for sale	—	629
Prepaid expenses and other current assets	13,122	8,314
Total current assets	204,024	145,031
Property, plant and equipment, net	28,254	30,107
Right of use asset operating lease	2,200	2,423
Right of use asset finance lease	38,675	45,081
Deferred income taxes	53,671	1,024
Other long-term assets	1,269	550
Total assets	$328,093	$224,216
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$89,404	$49,574
Accrued payroll and other employee costs	5,955	6,286
Accrued warranty	1,665	2,389
Customer deposits	17,611	—
Deferred revenue	—	8,556
Current portion of long-term debt	2,875	2,875
Lease liability finance lease, current	834	1,256
Other current liabilities	11,411	9,889
Total current liabilities	129,755	80,825
Long-term debt, net of current portion	104,991	105,540
Warrant liability	131,061	136,319
Accrued pension costs	1,203	1,073
Lease liability operating lease, long-term	2,364	2,645
Lease liability finance lease, long-term	41,233	46,678
Other long-term liabilities	948	1,409
Total liabilities	411,555	374,489
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,127,412 and 18,960,608 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	222	221
Additional paid-in capital	71,572	69,404
Accumulated other comprehensive income	3,236	721
Accumulated deficit	(158,492)	(220,619)
Total stockholders’ deficit	(83,462)	(150,273)
Total liabilities and stockholders’ deficit	$328,093	$224,216

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$118,623	$147,416	$214,913	$308,474
Cost of sales	100,802	128,986	182,698	278,641
Gross profit	17,821	18,430	32,215	29,833
Selling, general and administrative expenses	10,114	8,510	20,637	16,003
Litigation settlement	—	(3,214)	—	(3,214)
Operating income	7,707	13,134	11,578	17,044
Interest expense	(4,382)	(1,847)	(8,718)	(4,238)
(Loss) gain on change in fair market value of Warrant liability	(47,630)	112	5,258	(15,541)
Other income (expense)	3,296	(725)	3,157	(739)
(Loss) income before income taxes	(41,009)	10,674	11,275	(3,474)
Income tax (benefit) provision	(52,688)	2,497	(50,852)	(80)
Net income (loss)	$11,679	$8,177	$62,127	$(3,394)
Net earnings (loss) per common share - basic	$0.36	$0.12	$1.89	$(0.41)
Net earnings (loss) per common share - diluted	$0.34	$0.11	$1.79	$(0.41)
Weighted average common shares outstanding – basic	31,793,746	30,641,193	31,727,903	30,235,876
Weighted average common shares outstanding – diluted	33,398,330	32,277,506	33,603,627	30,235,876

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income (loss)	$11,679	$8,177	$62,127	$(3,394)
Other comprehensive income (loss), net of tax:
Unrealized gain on commodity swap derivatives	116	—	116	—
Unrealized gain (loss) on foreign currency derivatives	1,404	(1,474)	2,348	(1,267)
Pension and post-retirement liability adjustments	19	35	51	70
Comprehensive income (loss)	$13,218	$6,738	$64,642	$(4,591)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, March 31, 2024	85,412	$83,602	18,345,488	$214	$94,783	$2,607	$(154,563)	$(56,959)
Net income	-	-	-	-	-	-	8,177	8,177
Other comprehensive loss	-	-	-	-	-	(1,439)	-	(1,439)
Accretion of Series C preferred shares issuance costs	-	143	-	-	-	-	(143)	(143)
Restricted stock awards	-	-	211,340	3	(3)	-	-	-
Exercise of stock appreciation rights	-	-	317,022	3	766	-	-	769
Stock-based compensation recognized	-	-	-	-	766	-	-	766
Balance, June 30, 2024	85,412	$83,745	18,873,850	$220	$96,312	$1,168	$(146,529)	$(48,829)

Balance, March 31, 2025	-	$-	19,040,310	$221	$70,854	$1,697	$(170,171)	$(97,399)
Net income	-	-	-	-	-	-	11,679	11,679
Other comprehensive income	-	-	-	-	-	1,539	-	1,539
Restricted stock awards	-	-	73,220	1	-	-	-	1
Exercise of stock options and appreciation rights	-	-	13,882	-	(43)	-	-	(43)
Stock-based compensation recognized	-	-	-	-	761	-	-	761
Balance, June 30, 2025	-	$-	19,127,412	$222	$71,572	$3,236	$(158,492)	$(83,462)

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(3,394)	(3,394)
Other comprehensive loss	-	-	-	-	-	(1,197)	-	(1,197)
Accretion of Series C preferred shares issuance costs	-	287	-	-	-	-	(287)	(287)
Restricted stock awards	-	-	774,796	8	(8)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,790)	(1)	1	-	-	-
Exercise of stock option and appreciation rights	-	-	317,022	3	766	-	-	769
Stock-based compensation recognized	-	-	-	-	1,526	-	-	1,526
Balance, June 30, 2024	85,412	$83,745	18,873,850	$220	$96,312	$1,168	$(146,529)	$(48,829)

Balance, December 31, 2024	-	$-	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)
Net income	-	-	-	-	-	-	62,127	62,127
Other comprehensive income	-	-	-	-	-	2,515	-	2,515
Restricted stock awards	-	-	195,975	2	(2)	-	-	-
Employee stock settlement	-	-	(50,010)	(1)	(486)	-	-	(487)
Exercise of stock options and appreciation rights	-	-	20,839	-	(45)	-	-	(45)
Stock-based compensation recognized	-	-	-	-	2,701	-	-	2,701
Balance, June 30, 2025	-	$-	19,127,412	$222	$71,572	$3,236	$(158,492)	$(83,462)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$62,127	$(3,394)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	3,046	2,810
Non-cash lease expense on right of use assets	1,572	1,436
(Gain) loss on change in fair market value for Warrant liability	(5,258)	15,541
Stock-based compensation recognized	2,701	1,526
Deferred income taxes	(52,647)	(823)
Other non-cash items, net	5,690	1,835
Changes in operating assets and liabilities:
Accounts receivable	(3,698)	(6,407)
VAT receivable	(2,397)	—
Inventories	(32,807)	63,723
Accounts and contractual payables	41,164	(40,066)
Income taxes payable, net	(665)	(4,949)
Lease liability	(1,899)	(1,790)
Customer deposits	17,611	8,709
Other assets and liabilities	(13,218)	(6,276)
Net cash flows provided by operating activities	21,322	31,875
Cash flows from investing activities
Purchase of property, plant and equipment	(938)	(2,269)
Proceeds from sale of assets held for sale, net of selling costs	585	—
Net cash flows used in investing activities	(353)	(2,269)
Cash flows from financing activities
Deferred financing costs	(1,336)	—
Borrowings on revolving line of credit	—	26,595
Repayments on revolving line of credit	—	(56,010)
Repayments on term loan	(1,438)	—
Employee stock settlement	(487)	(40)
Financing lease payments	(805)	(1,341)
Net cash flows used in financing activities	(4,066)	(30,796)
Net increase (decrease) in cash and cash equivalents	16,903	(1,190)
Cash, cash equivalents and restricted cash equivalents at beginning of period	44,450	40,560
Cash, cash equivalents and restricted cash equivalents at end of period	$61,353	$39,370
Supplemental cash flow information
Interest paid	$4,047	$1,930
Income taxes paid	$3,018	$4,207
Change in unpaid construction in process	$295	$(210)

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2024 year-end balance sheet data was derived from the audited financial statements as of December 31, 2024.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. There is no impact on previously reported consolidated statements of operations or statements of cash flows as a result of these reclassifications. In the absence of specific guidance under GAAP, the Company elected to apply International Accounting Standard (“IAS”) 20 by analogy to account for an Employee Retention Credit (“ERC”) of $3,117 received during the three and six months ended June 30, 2025. The Company applied for the credit in September 2023 after assessing certain eligibility criteria. The ERC funds received are recognized as other income in the condensed consolidated statements of operations. The Company acknowledges the potential for IRS review or clawback; however, based on the assessment of eligibility and information submitted, the payments received, and the notices issued by the IRS, the Company believes the likelihood of repayment is remote. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Railcar sales	$110,684	$141,077	$200,784	$296,674
Aftermarket sales	7,865	4,888	13,981	10,218
Revenues from contracts with customers	118,549	145,965	214,765	306,892
Leasing revenues	74	1,451	148	1,582
Total revenues	$118,623	$147,416	$214,913	$308,474

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of June 30, 2025 and

December 31, 2024. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits, reported on separate lines in the Company’s condensed consolidated balance sheets, are classified as either current or long-term liabilities in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. Customer deposits were $17,611 as of June 30, 2025. There were no customer deposits as of December 31, 2024. There was no deferred revenue as of June 30, 2025. Deferred revenue was $8,556 as of December 31, 2024 and was recognized as revenue during the six months ended June 30, 2025. The Company has not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of June 30, 2025 with expected duration of greater than one year of $81,321.

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

A summary of segment information and reconciliation to consolidated (loss) income before income taxes is as follows:

	Three Months Ended
	June 30, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$110,757	$7,866	$-	$118,623
Cost of sales	95,831	4,971	-	100,802
Gross profit	$14,926	$2,895	$-	$17,821
Other segment items (1)	402	510	9,202	10,114
Operating income (loss)	$14,524	$2,385	$(9,202)	$7,707
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(4,382)
Loss on change in fair market value of Warrant liability				(47,630)
Consolidated other income				3,296
Consolidated loss before income taxes				$(41,009)

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Three Months Ended
	June 30, 2024
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$142,528	$4,888	$-	$147,416
Cost of sales	126,548	2,438	-	128,986
Gross profit	$15,980	$2,450	$-	$18,430
Other segment items (1)	(2,734)	329	7,701	5,296
Operating income (loss)	$18,714	$2,121	$(7,701)	$13,134
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(1,847)
Gain on change in fair market value of Warrant liability				112
Consolidated other expense				(725)
Consolidated income before income taxes				$10,674

(1) Other segment items in Manufacturing include selling, general and administrative expenses and litigation settlement. Other segment items in Aftermarket and Corporate segments include selling, general and administrative expenses.

	Six Months Ended
	June 30, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$200,932	$13,981	$-	$214,913
Cost of sales	173,896	8,802	-	182,698
Gross profit	$27,036	$5,179	$-	$32,215
Other segment items (1)	759	1,076	18,802	20,637
Operating income (loss)	$26,277	$4,103	$(18,802)	$11,578
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(8,718)
Gain on change in fair market value of Warrant liability				5,258
Consolidated other income				3,157
Consolidated income before income taxes				$11,275

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Six Months Ended
	June 30, 2024
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$298,256	$10,218	$-	$308,474
Cost of sales	273,534	5,107	-	278,641
Gross profit	$24,722	$5,111	$-	$29,833
Other segment items (1)	(2,271)	801	14,259	12,789
Operating income (loss)	$26,993	$4,310	$(14,259)	$17,044
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(4,238)
Loss on change in fair market value of Warrant liability				(15,541)
Consolidated other expense				(739)
Consolidated loss before income taxes				$(3,474)

(1) Other segment items in Manufacturing include selling, general and administrative expenses and litigation settlement. Other segment items in Aftermarket and Corporate segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Manufacturing	$1,431	$1,302	$2,796	$2,575
Aftermarket	35	37	71	86
Corporate	84	75	179	149
Consolidated depreciation and amortization	$1,550	$1,414	$3,046	$2,810
Capital expenditures:
Manufacturing	$562	$1,287	$847	$2,208
Aftermarket	-	-	-	-
Corporate	46	16	91	61
Consolidated capital expenditures	$608	$1,303	$938	$2,269

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	June 30,	December 31,
	2025	2024
Assets:
Manufacturing	$199,538	$165,702
Aftermarket	11,193	11,014
Corporate	63,691	46,361
Total operating assets	274,422	223,077
Consolidated income taxes receivable	53,671	1,139
Consolidated assets	$328,093	$224,216

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues				Long Lived Assets (a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
United States	$118,623	$147,416	$214,913	$308,474	$3,473	$3,856
Mexico	-	-	-	-	65,656	73,755
Total	$118,623	$147,416	$214,913	$308,474	$69,129	$77,611

(a) Long lived assets include property, plant and equipment, net and right of use (ROU) assets.

Note 5 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Commodity swap derivative asset	$-	$69	$-	$69
Foreign currency derivative asset	$-	$1,588	$-	$1,588
Liabilities:
Warrant liability	$-	$131,061	$-	$131,061

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$136,319	$-	$136,319
Foreign currency derivative liability	$-	$1,396	$-	$1,396

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

The fair value of the Company’s Warrant (as defined in Note 10 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”) in an active market, exercise prices ($0.01/share and $3.57/share) and number of shares exercisable, as of June 30, 2025 and December 31, 2024, is a Level 2 measurement.

The fair value of the Company’s foreign currency forward contracts, determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of June 30, 2025 and December 31, 2024 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

The fair value of the Company’s commodity swap contracts, determined using quoted market prices obtained from each counterparty, which are based on the current market and contractual prices for the underlying instruments, as of June 30, 2025 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

The fair value of the Company’s fleet of triple hopper aggregate railcars held for sale determined using a market-based appraisal, during the year ended December 31, 2024, is a Level 3 measurement. In April 2025, the Company sold the railcars in their current condition.

Note 6 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts, (ii) to collateralize standby letters of credit, (iii) to collateralize corporate card programs and (iv) to collateralize foreign currency derivative contracts. The carrying value of restricted cash approximates its fair value.

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2025	2024
Restricted cash from customer deposit	$282	$282
Restricted cash to collateralize standby letters of credit	-	197
Restricted cash to collateralize corporate card program	323	103
Restricted cash to collateralize foreign currency derivatives	-	3,300
Total restricted cash and restricted cash equivalents	$605	$3,882

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$67,841	$47,340
Work in process	7,699	9,323
Finished railcars	25,702	12,640
Parts inventory	5,860	5,978
Total inventories, net	$107,102	$75,281

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $1,669 and $1,852 relating to excess or slow-moving parts inventory and raw materials as of June 30, 2025 and December 31, 2024, respectively.

Note 8 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the six months ended June 30, 2025 and 2024 are as follows:

	For the Six Months Ended June 30,
	2025	2024

Balance at the beginning of the period	$2,389	$1,602
Current year provision	774	313
Reductions for payments, costs of repairs and other	(1,474)	(305)
Adjustments to prior warranties	(24)	(249)
Balance at the end of the period	$1,665	$1,361

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 9 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Term loan	$113,563	$115,000
Less term loan deferred financing costs	(5,697)	(6,585)
Total debt, net of deferred financing costs	107,866	108,415
Less amounts due within one year	(2,875)	(2,875)
Long-term debt, net of current portion	$104,991	$105,540

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the three months ended March 31, 2025. The Company is in compliance with such covenants as of June 30, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 11 - Mezzanine Equity). The Company incurred $6,511 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”) rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.3% as of June 30, 2025.

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

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of June 30, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of June 30, 2025, the ABL bears interest at 6.3% and the Company had borrowing availability of $22,478, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of June 30, 2025 as the interest rate is variable and resets periodically based on Term SOFR. There have been no significant changes in the Company’s credit risk or the relevant market spreads since origination.

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

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,626,525 and 9,626,968 shares of Common Stock as of June 30, 2025 and December 31, 2024, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,092,723 and 2,092,819 shares of Common Stock as of June 30, 2025 and December 31, 2024, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,092,723 and 2,092,819 shares of Common Stock as of June 30, 2025 and December 31, 2024, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of June 30, 2025, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant as of June 30, 2025 and December 31, 2024 was $131,061 and $136,319, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

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

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended June 30, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$33	$(14)	$19
Commodity and foreign currency derivative asset activity:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	2,040	(636)	1,404
	$2,221	$(682)	$1,539

Three months ended June 30, 2024
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$35	$-	$35
Foreign currency derivative asset activity:
Unrealized loss on foreign currency derivatives	(1,474)	-	(1,474)
	$(1,439)	$-	$(1,439)

Six months ended June 30, 2025
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$65	$(14)	$51
Commodity and foreign currency derivative asset activity:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	2,984	(636)	2,348
	$3,197	$(682)	$2,515

Six months ended June 30, 2024
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$70	$-	$70
Foreign currency derivative asset activity:
Unrealized loss on foreign currency derivatives	(1,267)	-	(1,267)
	$(1,197)	$-	$(1,197)

The components of accumulated other comprehensive income consist of the following:

	June 30,	December 31,
	2025	2024
Unrecognized pension income, net of tax of $6,268 and $6,282, respectively	$2,168	$2,117
Unrealized gain on commodity swap derivatives, net of tax of $32 and $0, respectively	116	-
Unrealized gain (loss) on foreign currency derivatives, net of tax of $636 and $0, respectively	952	(1,396)
	$3,236	$721

Note 13 – Stock-Based Compensation

Total stock-based compensation was $761 and $766 for the three months ended June 30, 2025 and 2024, respectively, and $2,701 and $1,526 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $2,074 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 26 months. As of June 30, 2025, there was $1,709 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 24 months.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of The FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. As of June 30, 2025, there was $61 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 12 months.

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

The components of net periodic benefit cost for the three and six months ended June 30, 2025 and 2024, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2025	2024	2025	2024
Interest cost	$132	$134	$264	$269
Expected return on plan assets	(67)	(75)	(134)	(150)
Amortization of unrecognized net income	33	35	65	70
	$98	$94	$195	$189

The Company made no contributions to the Plan for the three and six months ended June 30, 2025 and 2024. We may be required to make a contribution to the Plan in 2026 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates.

The Company also maintains qualified defined contribution plans, which provide benefits to employees based on employee contributions and employee earnings with discretionary contributions allowed.

Note 15 – Derivatives

The Company’s operations and expenditures in its normal course of business are subject to opportunities and risks related to foreign currency and commodity price fluctuations. From time to time, the Company utilizes foreign currency forward contracts to hedge Mexican Peso denominated expenses against exchange rate volatility, and commodity swap contracts to hedge anticipated and probable commodity price fluctuations.

Since 2023, the Company has entered into foreign currency forward contracts with terms between one and 12 months, which require the Company to exchange currencies at agreed-upon rates at each settlement date. In May 2025, the Company entered into a commodity swap contract with a term of three months. The counterparties to both types of contracts consist of a limited number of domestic and international financial institutions. The Company classifies these contract types as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The Company does not have any non-designated derivatives. The Company assesses the assumed effectiveness of the contracts at each reporting period. The derivative instruments are recorded on the balance sheets at fair value. The Company records unrealized gains or losses related to changes in the fair value of the derivative instruments in other comprehensive income as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income are reclassified to the condensed consolidated statements of operations on the same line as the items being hedged when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective.

The notional amounts of outstanding derivative instruments are as follows:

	June 30,	December 31,
Notional Amount	2025	2024
Derivative instruments designated as hedges:
Commodity swap derivatives	$2,244	$-
Foreign currency derivatives	$16,142	$8,780

The fair value of outstanding derivative instruments designated as hedges are as follows:

	June 30,	December 31,
Fair Value	2025	2024
Other current assets:
Commodity swap derivatives	$69	$-
Foreign currency derivatives	$1,588	$-
Other current liabilities:
Foreign currency derivatives	$-	$1,396

The Company did not realize gains or losses related to commodity swap derivatives during the three and six months ended June 30, 2025. The pre-tax realized (gain) loss on foreign currency derivatives is recognized in the condensed consolidated statements of operations as follows:

		Amount of Gain Recognized		Amount of Loss/(Gain) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Realized Loss/(Gain) Recognized in the Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$(104)	$(290)	$487	$(520)

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

Note 17 – Earnings (Loss) Per Share

The net income (loss) available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$11,679	$8,177	$62,127	$(3,394)
Accretion of financing fees	-	(143)	-	(287)
Accrued dividends on Series C Preferred Stock	-	(4,427)	-	(8,664)
Allocation of undistributed earnings to nonvested restricted shares	(384)	-	(2,151)	-
Net income (loss) available to common stockholders - basic	$11,295	$3,607	$59,976	$(12,345)
Undistributed earnings reallocated to nonvested restricted shares	18	-	116	-
Net income (loss) available to common stockholders - diluted	$11,313	$3,607	$60,092	$(12,345)
Denominator:
Weighted average common shares outstanding	17,999,806	17,536,190	17,927,741	17,332,304
Issuance of Warrants	13,793,940	13,105,003	13,800,162	12,903,572
Weighted average common shares outstanding - basic	31,793,746	30,641,193	31,727,903	30,235,876
Issuance of Fixed Warrants	797,192	1,636,313	924,637	-
Dilutive effect of employee stock options	807,392	-	951,087	-
Weighted average common shares outstanding - diluted	33,398,330	32,277,506	33,603,627	30,235,876

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the three months ended June 30, 2025 and 2024, 2,191,732 and 3,130,304 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2025 and 2024, 2,239,389 and 4,780,208 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Note 18 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesús Gil, a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Fasemex owns approximately 10.1% of the outstanding shares of Common Stock as of June 30, 2025 and provides steel fabrication services to the Company. The lessors of the Manufacturing Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $6,309 and $10,916 to the Gil Family during the three and six months ended June 30, 2025, respectively, and $7,006 and $14,653 during the three and six months ended June 30, 2024, respectively, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services and royalty payments.

Until June 9, 2025, Commercial Specialty Truck Holdings, LLC (“CSTH”) was minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. On June 9, 2025, Mr. Meyer divested his ownership interest in CSTH, at which point CSTH ceased to be a related party. The Company sold specialty parts supplies in an amount equal to $101 and $167 to CSTH during the three and six months ended June 30, 2025, respectively. The Company sold specialty parts in an amount equal to $207 and $415 to CSTH during the three and six months ended June 30, 2024, respectively.

Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $892 as of June 30, 2025, includes other receivables of $252 from CSTH and other assets of $640 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $2,764 as of June 30, 2025 are payable to the Gil Family. Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $959 as of December 31, 2024 includes other receivables of $614 from the Gil Family and $345 from CSTH. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets of $2,693 as of December 31, 2024 are payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 128.5% and 23.4% for the three months ended June 30, 2025 and 2024, respectively, and (451.0)% and 2.3% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to the release of the majority of the valuation allowance in the United States on federal and state deferred tax assets with respect to the overall pre-tax loss for the quarter.

The lower effective tax rate for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily due to the release of the majority of the valuation allowance in the United States on federal and state deferred tax assets. The positive pre-tax income for the six months ended June 30, 2025, when compared to the overall tax benefit, results in a negative effective tax rate for the respective period.

Effective tax rates for the three and six months ended June 30, 2025 differ from the United States statutory rate of 21% due to the release of the majority of the valuation allowance in the United States on federal and state deferred tax assets, with respect to the overall pre-tax loss for the three months ended June 30, 2025 and positive pre-tax income for the six months ended June 30, 2025. Effective tax rates for the three and six months ended June 30, 2024 differed from the United States statutory rate of 21% due to earnings from international jurisdictions taxed at a higher rate, permanent differences and discrete events, predominantly in Mexico, and a full valuation allowance in the United States.

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

Total net railcar orders received for the six months ended June 30, 2025 were 2,476 units, consisting of 1,776 new railcars and 700 converted and rebodied railcars, compared to orders for 3,301 units, consisting of 1,906 new railcars and 1,395 converted and rebodied railcars for the six months ended June 30, 2024. Total backlog of unfilled orders was 3,624 units as of June 30, 2025, compared to 2,797 railcars as of December 31, 2024. The estimated sales value of the backlog was $317 million and $267 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in the number of net railcar orders received for the six months ended June 30, 2025 compared to the prior year period is primarily a reflection of broader market uncertainty and global trade volatility.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Revenues

Our consolidated revenues for the three months ended June 30, 2025 were $118.6 million, compared to $147.4 million for the three months ended June 30, 2024. Manufacturing segment revenues for the three months ended June 30, 2025 were $110.7 million, compared to $142.5 million for the corresponding prior year period. The $31.8 million decrease in Manufacturing segment revenues was primarily driven by a decrease in the volume of railcar units delivered from 1,159 railcars during the three months ended June 30, 2024 to 939 railcars during the three months ended June 30, 2025. This decline was mainly driven by a strategic shift in the product mix toward higher-margin railcars during the three months ended June 30, 2025. Aftermarket segment revenues for the three months ended June 30, 2025 were $7.9 million, compared to $4.9 million for the three months ended June 30, 2024, reflecting higher parts sales driven by favorable volume during the three months ended June 30, 2025.

Gross Profit

Our consolidated gross profit was $17.8 million for the three months ended June 30, 2025, compared to $18.4 million for the three months ended June 30, 2024. Consolidated gross margin for the three months ended June 30, 2025 and 2024 was 15.0% and 12.5%, respectively. Manufacturing segment gross profit was $14.9 million for the three months ended June 30, 2025, compared to $16.0 million for the three months ended June 30, 2024. Manufacturing segment gross margin for the three months ended June 30, 2025 and 2024, was 13.5% and 11.2%, respectively. The $0.6 million decrease and 2.5% increase in consolidated gross profit and gross margin, respectively, driven by the $1.1 million decrease and 2.3% increase in Manufacturing segment gross profit and gross margin, respectively, reflect a decrease in volume of units delivered offset by a favorable product mix. Aftermarket segment gross profit for the three months ended June 30, 2025 was $2.9 million, compared to $2.4 million for the three months ended June 30, 2024. The $0.5 million increase in Aftermarket gross profit is primarily due to favorable volume.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $10.1 million for the three months ended June 30, 2025, compared to $8.5 million for the three months ended June 30, 2024. The $1.6 million increase in consolidated selling, general and administrative expenses was primarily due to an increase in professional services expenses of $1.4 million during the three months ended June 30, 2025. Manufacturing segment selling, general and administrative expenses were $0.4 million for the three months ended June 30, 2025, compared to $0.5 million for the three months ended June 30, 2024. Manufacturing segment selling, general and administrative expenses for each of the three months ended June 30, 2025 and 2024, were 0.4% of revenue. Aftermarket segment selling, general and administrative expenses were $0.5 million for the three months ended June 30, 2025, compared to $0.3 million during the three months ended June 30, 2024. Corporate selling, general and administrative expenses were $9.2 million for the three months ended June 30, 2025, compared to $7.6 million for the three months ended June 30, 2024, primarily driven by the aforementioned increases in professional services expenses during the three months ended June 30, 2025.

Litigation Settlement

During the three months ended June 30, 2025, we did not record any litigation settlements. During the three months ended June 30, 2024, we recorded a pre-tax litigation settlement of $3.2 million related to a dispute with a former lessee of our railcars.

(Loss) Gain on Change in Fair Market Value of Warrant Liability

Our loss on change in fair market value of Warrant liability was $47.6 million for the three months ended June 30, 2025, compared to our gain on change in fair market value of Warrant liability of $0.1 million for the three months ended June 30, 2024. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of implied warrant shares.

Other Income (Expense)

Other income was $3.3 million for the three months ended June 30, 2025, compared to other expense of $0.7 million for the three months ended June 30, 2024. The increase in other income is primarily driven by the $3.1 million Employee Retention Credit received during the three months ended June 30, 2025.

Income Taxes

Our income tax benefit was $52.7 million for the three months ended June 30, 2025, compared to our income tax provision of $2.5 million for the three months ended June 30, 2024. The increase in income tax benefit is primarily explained by the release of the majority of the valuation allowance in the United States on federal and state deferred tax assets.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Revenues

Our consolidated revenues for the six months ended June 30, 2025 were $214.9 million, compared to $308.5 million for the six months ended June 30, 2024. Manufacturing segment revenues for the six months ended June 30, 2025 were $200.9 million, compared to $298.3 million for the six months ended June 30, 2024. The $97.4 million decrease in Manufacturing segment revenues was primarily driven by a decrease in the volume of railcar units delivered from 2,382 railcars during the six months ended June 30, 2024 to 1,649 railcars during the six months ended June 30, 2025. This decline was mainly driven by a strategic shift in the product mix toward higher-margin railcars during the six months ended June 30, 2025. Aftermarket segment revenues for the six months ended June 30, 2025 were $14.0 million, compared to $10.2 million for the six months ended June 30, 2024, reflecting higher parts sales driven by favorable volume during the six months ended June 30, 2025.

Gross Profit

Our consolidated gross profit was $32.2 million for the six months ended June 30, 2025, compared to $29.8 million for the six months ended June 30, 2024. Consolidated gross margin for the six months ended June 30, 2025 and 2024, was 15.0% and 9.7%, respectively. Manufacturing segment gross profit was $27.0 million for the six months ended June 30, 2025, compared to $24.7 million for the six months ended June 30, 2024. Manufacturing gross margin for the six months ended June 30, 2025 and 2024, was 13.5% and 8.3%, respectively. The $2.4 million and 5.3% increases in consolidated gross profit and gross margin, respectively, driven by the $2.3 million and 5.2% increases in Manufacturing segment gross profit and gross margin, respectively, reflect a decrease in the volume of units delivered offset by a favorable product mix. Aftermarket segment gross profit for the six months ended June 30, 2025 was $5.2 million, compared to $5.1 million for the six months ended June 30, 2024. The $0.1 million increase in Aftermarket gross profit is primarily due to favorable volume.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $20.6 million for the six months ended June 30, 2025, compared to $16.0 million for the six months ended June 30, 2024. The $4.6 million increase in consolidated selling, general and administrative expenses was primarily due to increases in $1.1 million in stock-based compensation expenses and $3.0 million in professional services expenses during the six months ended June 30, 2025. Manufacturing segment selling, general and administrative expenses were $0.7 million for the six months ended June 30, 2025, compared to $0.9 million for the six months ended June 30, 2024. Manufacturing segment selling, general and administrative expenses for each of the six months ended June 30, 2025 and 2024, were 0.3% of revenue. Aftermarket segment selling, general and administrative expenses were $1.1 million for the six months ended June 30, 2025 compared to $0.8 million during the six months ended June 30, 2024. Corporate selling, general and administrative expenses were $18.8 million for the six months ended June 30, 2025, compared to $14.3 million for the six months ended June 30, 2024, primarily driven by the aforementioned increases in stock-based compensation and professional services expenses during the six months ended June 30, 2025.

Litigation Settlement

During the six months ended June 30, 2025, we did not record any litigation settlements. During the six months ended June 30, 2024, we recorded a pre-tax litigation settlement of $3.2 million related to a dispute with a former lessee of our railcars.

Gain (Loss) on Change in Fair Market Value of Warrant Liability

Our gain on change in fair market value of Warrant liability was $5.3 million for the six months ended June 30, 2025, compared to our loss on change in fair market value of Warrant liability of $15.5 million for the six months ended June 30, 2024. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of implied warrant shares.

Other Income (Expense)

Other income was $3.2 million for the six months ended June 30, 2025, compared to other expense of $0.7 million for the six months ended June 30, 2024. The increase in other income is primarily driven by the $3.1 million Employee Retention Credit received during the six months ended June 30, 2025.

Income Taxes

Our income tax benefit was $50.9 million for the six months ended June 30, 2025, compared to our income tax benefit of $0.1 million for the six months ended June 30, 2024. The increase in income tax benefit is primarily explained by the release of the majority of the valuation allowance in the United States on federal and state deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the three months ended March 31, 2025. The Company is in compliance with such covenants as of June 30, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 11 - Mezzanine Equity). The Company incurred $6,511 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.3% as of June 30, 2025.

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

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of June 30, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of June 30, 2025, the ABL bears interest at 6.3% and the Company had borrowing availability of $22,478, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

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

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$21,322	$31,875
Investing activities	(353)	(2,269)
Financing activities	(4,066)	(30,796)
Total	$16,903	$(1,190)

Operating Activities. Our net cash provided by operating activities reflects net income (loss) adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales could lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash provided by operating activities for the six months ended June 30, 2025 was $21.3 million compared to net cash provided by operating activities of $31.9 million for the six months ended June 30, 2024. Our net cash provided by operating activities for the six months ended June 30, 2025 reflects changes in working capital, including increases in accounts payable of $41.2 million and customer deposits of $17.6 million, offset by increases in inventory of $32.8 million and accounts receivable of $3.7 million. The increases in inventory and accounts payable relate to purchases of raw materials on hand as of June 30, 2025 to be used in the production and delivery of railcars in 2025. The increase in customer deposits and accounts receivable relate to the timing of collections with current railcar builds based on contractual payment terms. Our net cash provided by operating activities for the six months ended June 30, 2024 reflects changes in working capital, including a decrease in inventory of $63.7 million, offset by an increase in accounts receivable of $6.4 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2025 was $0.4 million and consisted of capital expenditures of $0.9 million related to additional machinery and equipment on current production lines of the Manufacturing Facility, offset by proceeds of about $0.6 million from the sale of assets held for sale. Net cash used in investing activities for the six months ended June 30, 2024 was $2.3 million related to maintenance of current production lines of the Manufacturing Facility.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2025 was $4.1 million which included deferred financing costs of $1.3 million, repayments on term loan of $1.4 million, employee stock settlements of $0.5 million, and principal payments on the finance lease of $0.8 million. Net cash used in financing activities for the six months ended June 30, 2024 was $30.8 million which included net repayments on revolving line of credit of $29.4 million and principal payments on the finance lease of $1.3 million.

Capital Expenditures

Our capital expenditures were $0.9 million in the six months ended June 30, 2025, compared to $2.3 million in the six months ended June 30, 2024. We anticipate capital expenditures during 2025 to be in the range of $9.0 million to $10.0 million, related to the enhancement of machinery and equipment on current production lines at the Manufacturing Facility, as well as investment in new machinery and equipment that will vertically integrate the Company and benefit both our tank car retrofit program and future production of newly manufactured tank cars.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For further information, see Note 16 - Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below sets forth the information with respect to purchases of our Common Stock made by or on behalf of us during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2025	-	-	N/A	N/A
May 1 - 31, 2025	2,116	7.03	N/A	N/A
June 1 - 30, 2025	17,216	8.49	N/A	N/A
Total	19,332	$8.33	N/A	N/A

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

FREIGHTCAR AMERICA, INC.

Date: August 4, 2025	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2025	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 4, 2025	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)