Form 10-Q
period 2025-09-30
FreightCar America, Inc.
filed 2025-11-10
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 South Wacker Drive, Suite 1500 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RAIL	The Nasdaq Global Market
Preferred Stock Purchase Rights	N/A	The Nasdaq Global Market

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 5, 2025, there were 19,079,106 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$62,743	$44,450
Accounts receivable, net of allowance for credit losses of $118 and $47, respectively	32,514	12,506
VAT receivable	5,677	3,851
Inventories, net	104,243	75,281
Assets held for sale	—	629
Prepaid expenses and other current assets	15,948	8,314
Total current assets	221,125	145,031
Property, plant and equipment, net	28,147	30,107
Right of use asset operating lease	2,086	2,423
Right of use asset finance lease	38,650	45,081
Deferred income taxes	49,520	1,024
Other long-term assets	1,229	550
Total assets	$340,757	$224,216
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$98,579	$49,574
Accrued payroll and other employee costs	9,633	6,286
Accrued warranty	1,997	2,389
Customer deposits	8,176	—
Deferred revenue	506	8,556
Current portion of long-term debt	2,875	2,875
Lease liability finance lease, current	1,277	1,256
Other current liabilities	9,804	9,889
Total current liabilities	132,847	80,825
Long-term debt, net of current portion	104,679	105,540
Warrant liability	148,650	136,319
Accrued pension costs	1,268	1,073
Lease liability operating lease, long-term	2,220	2,645
Lease liability finance lease, long-term	41,259	46,678
Other long-term liabilities	708	1,409
Total liabilities	431,631	374,489
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,077,086 and 18,960,608 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	221	221
Additional paid-in capital	72,006	69,404
Accumulated other comprehensive income	2,836	721
Accumulated deficit	(165,937)	(220,619)
Total stockholders’ deficit	(90,874)	(150,273)
Total liabilities and stockholders’ deficit	$340,757	$224,216

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$160,511	$113,255	$375,424	$421,729
Cost of sales	136,306	97,059	319,004	375,700
Gross profit	24,205	16,196	56,420	46,029
Selling, general and administrative expenses	9,647	7,538	30,284	23,541
Litigation settlement	—	—	—	(3,214)
Operating income	14,558	8,658	26,136	25,702
Interest expense	(4,638)	(1,577)	(13,356)	(5,815)
Loss on change in fair market value of Warrant liability	(17,589)	(110,040)	(12,331)	(125,581)
Other income (expense)	78	(680)	3,235	(1,419)
(Loss) income before income taxes	(7,591)	(103,639)	3,684	(107,113)
Income tax (benefit) provision	(146)	3,407	(50,998)	3,327
Net (loss) income	$(7,445)	$(107,046)	$54,682	$(110,440)
Net (loss) earnings per common share - basic	$(0.23)	$(3.57)	$1.66	$(4.07)
Net (loss) earnings per common share - diluted	$(0.23)	$(3.57)	$1.57	$(4.07)
Weighted average common shares outstanding – basic	31,887,926	31,353,997	31,778,768	30,519,545
Weighted average common shares outstanding – diluted	31,887,926	31,353,997	33,738,478	30,519,545

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net (loss) income	$(7,445)	$(107,046)	$54,682	$(110,440)
Other comprehensive (loss) income, net of tax:
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	25	39	76	109
Other comprehensive loss before reclassifications:
Unrealized gain on commodity swap derivatives	—	—	116	—
Unrealized gain (loss) on foreign currency derivatives	356	(1,195)	2,321	(1,941)
Amounts reclassified from accumulated other comprehensive income:
(Gain) loss on commodity swap derivatives reclassified into cost of sales	(25)	—	(25)	—
(Gain) loss on foreign currency derivatives reclassified into cost of sales	(756)	72	(373)	(449)
Comprehensive (loss) income	$(7,845)	$(108,130)	$56,797	$(112,721)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2024	85,412	$83,745	18,873,850	$220	$96,312	$1,168	$(146,529)	$(48,829)
Net loss	-	-	-	-	-	-	(107,046)	(107,046)
Other comprehensive loss	-	-	-	-	-	(1,084)	-	(1,084)
Accretion of Series C preferred shares issuance costs	-	144	-	-	-	-	(144)	(144)
Exercise of stock appreciation rights	-	-	10,988	-	(18)	-	-	(18)
Stock-based compensation recognized	-	-	-	-	804	-	-	804
Balance, September 30, 2024	85,412	$83,889	18,884,838	$220	$97,098	$84	$(253,719)	$(156,317)

Balance, June 30, 2025	-	$-	19,127,412	$222	$71,572	$3,236	$(158,492)	$(83,462)
Net loss	-	-	-	-	-	-	(7,445)	(7,445)
Other comprehensive loss	-	-	-	-	-	(400)	-	(400)
Forfeiture of restricted stock awards	-	-	(50,326)	(1)	1	-	-	-
Stock-based compensation recognized	-	-	-	-	433	-	-	433
Balance, September 30, 2025	-	$-	19,077,086	$221	$72,006	$2,836	$(165,937)	$(90,874)

FreightCar America, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(110,440)	(110,440)
Other comprehensive loss	-	-	-	-	-	(2,281)	-	(2,281)
Accretion of Series C preferred shares issuance costs	-	431	-	-	-	-	(431)	(431)
Restricted stock awards	-	-	774,796	8	(8)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,790)	(1)	1	-	-	-
Exercise of stock option and appreciation rights	-	-	328,010	3	748	-	-	751
Stock-based compensation recognized	-	-	-	-	2,330	-	-	2,330
Balance, September 30, 2024	85,412	$83,889	18,884,838	$220	$97,098	$84	$(253,719)	$(156,317)

Balance, December 31, 2024	-	$-	18,960,608	$221	$69,404	$721	$(220,619)	(150,273)
Net income	-	-	-	-	-	-	54,682	54,682
Other comprehensive income	-	-	-	-	-	2,115	-	2,115
Restricted stock awards	-	-	195,975	2	(2)	-	-	-
Employee stock settlement	-	-	(50,010)	(1)	(486)	-	-	(487)
Forfeiture of restricted stock awards	-	-	(50,326)	(1)	1	-	-	-
Exercise of stock options and appreciation rights	-	-	20,839	-	(45)	-	-	(45)
Stock-based compensation recognized	-	-	-	-	3,134	-	-	3,134
Balance, September 30, 2025	-	$-	19,077,086	$221	$72,006	$2,836	$(165,937)	$(90,874)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$54,682	$(110,440)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	4,598	4,252
Non-cash lease expense on right of use assets	2,320	2,226
Loss on change in fair market value for Warrant liability	12,331	125,581
Stock-based compensation recognized	3,134	2,330
Deferred income taxes	(48,496)	—
Other non-cash items, net	6,655	2,049
Changes in operating assets and liabilities:
Accounts receivable	(20,008)	(17,911)
VAT receivable	(1,538)	465
Inventories	(27,906)	40,859
Accounts and contractual payables	47,702	(8,300)
Income taxes payable, net	(7,478)	(2,179)
Lease liability	(2,572)	(2,802)
Customer deposits	8,176	8,865
Other assets and liabilities	(6,868)	(5,948)
Net cash flows provided by operating activities	24,732	39,047
Cash flows from investing activities
Purchase of property, plant and equipment	(2,102)	(3,731)
Proceeds from sale of assets held for sale, net of selling costs	585	—
Net cash flows used in investing activities	(1,517)	(3,731)
Cash flows from financing activities
Deferred financing costs	(1,336)	—
Borrowings on revolving line of credit	—	26,595
Repayments on revolving line of credit	—	(56,010)
Repayments on term loan	(2,156)	—
Employee stock settlement	(487)	(40)
Financing lease payments	(943)	(1,591)
Net cash flows used in financing activities	(4,922)	(31,046)
Net increase in cash and cash equivalents	18,293	4,270
Cash, cash equivalents and restricted cash equivalents at beginning of period	44,450	40,560
Cash, cash equivalents and restricted cash equivalents at end of period	$62,743	$44,830
Supplemental cash flow information
Interest paid	$7,196	$2,177
Income taxes paid	$5,143	$5,061
Change in unpaid construction in process	$597	$(226)

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2024 year-end balance sheet data was derived from the audited financial statements as of December 31, 2024.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. There is no impact on previously reported consolidated statements of operations or statements of cash flows as a result of these reclassifications. In the absence of specific guidance under GAAP, the Company elected to apply International Accounting Standard (“IAS”) 20 by analogy to account for an Employee Retention Credit (“ERC”) of $187 and $3,304 received during the three and nine months ended September 30, 2025, respectively. The Company applied for the credit in September 2023 after assessing certain eligibility criteria. The ERC funds received are recognized as other income in the condensed consolidated statements of operations. The Company acknowledges the potential for IRS review or clawback; however, based on the assessment of eligibility and information submitted, the payments received, and the notices issued by the IRS, the Company believes the likelihood of repayment is remote. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Railcar sales	$153,883	$109,010	$354,667	$405,684
Aftermarket sales	6,555	4,175	20,536	14,393
Revenues from contracts with customers	160,438	113,185	375,203	420,077
Leasing revenues	73	70	221	1,652
Total revenues	$160,511	$113,255	$375,424	$421,729

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of September 30, 2025 and December 31, 2024. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits, reported on separate lines in the Company’s condensed consolidated balance sheets, are classified as either current or long-term liabilities in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. Customer deposits were $8,176 as of September 30, 2025. There were no customer deposits as of December 31, 2024. Deferred revenue was $506 and $8,556 as of September 30, 2025 and December 31, 2024, respectively. Deferred revenue as of December 31, 2024 was recognized as revenue during the nine months ended September 30, 2025. The Company has not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by ASU 2014-09, Revenue from Contracts with Customers. Based on existing contracts, approximately $16,454 and $56,640 of unsatisfied performance obligations are expected to be recognized in 2026 and 2027, respectively.

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

A summary of segment information and reconciliation to consolidated (loss) income before income taxes is as follows:

	Three Months Ended
	September 30, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$153,956	$6,555	$-	$160,511
Cost of sales	131,789	4,517	-	136,306
Gross profit	$22,167	$2,038	$-	$24,205
Other segment items (1)	437	554	8,656	9,647
Operating income (loss)	$21,730	$1,484	$(8,656)	$14,558
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(4,638)
Loss on change in fair market value of Warrant liability				(17,589)
Consolidated other income				78
Consolidated loss before income taxes				$(7,591)

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Three Months Ended
	September 30, 2024
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$109,080	$4,175	$-	$113,255
Cost of sales	94,784	2,275	-	97,059
Gross profit	$14,296	$1,900	$-	$16,196
Other segment items (1)	473	323	6,742	7,538
Operating income (loss)	$13,823	$1,577	$(6,742)	$8,658
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(1,577)
Loss on change in fair market value of Warrant liability				(110,040)
Consolidated other expense				(680)
Consolidated loss before income taxes				$(103,639)

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Nine Months Ended
	September 30, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$354,888	$20,536	$-	$375,424
Cost of sales	305,685	13,319	-	319,004
Gross profit	$49,203	$7,217	$-	$56,420
Other segment items (1)	1,196	1,630	27,458	30,284
Operating income (loss)	$48,007	$5,587	$(27,458)	$26,136
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(13,356)
Loss on change in fair market value of Warrant liability				(12,331)
Consolidated other income				3,235
Consolidated income before income taxes				$3,684

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Nine Months Ended
	September 30, 2024
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$407,336	$14,393	$-	$421,729
Cost of sales	368,318	7,382	-	375,700
Gross profit	$39,018	$7,011	$-	$46,029
Other segment items (1)	(1,798)	1,123	21,002	20,327
Operating income (loss)	$40,816	$5,888	$(21,002)	$25,702
Reconciliation to consolidated loss before income taxes:
Consolidated interest expense				(5,815)
Loss on change in fair market value of Warrant liability				(125,581)
Consolidated other expense				(1,419)
Consolidated loss before income taxes				$(107,113)

(1) Other segment items in Manufacturing include selling, general and administrative expenses and litigation settlement. Other segment items in Aftermarket and Corporate segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Manufacturing	$1,433	$1,331	$4,229	$3,906
Aftermarket	35	36	106	121
Corporate	84	75	263	225
Consolidated depreciation and amortization	$1,552	$1,442	$4,598	$4,252
Capital expenditures:
Manufacturing	$1,146	$1,277	$1,993	$3,485
Aftermarket	18	15	18	15
Corporate	-	170	91	231
Consolidated capital expenditures	$1,164	$1,462	$2,102	$3,731

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	September 30,	December 31,
	2025	2024
Assets:
Manufacturing	$213,769	$165,702
Aftermarket	12,404	11,014
Corporate	65,063	46,361
Total operating assets	291,236	223,077
Consolidated income taxes receivable	49,520	1,139
Consolidated assets	$340,756	$224,216

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues				Long Lived Assets (a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
United States	$160,511	$113,255	$375,424	$421,729	$3,276	$3,856
Mexico	-	-	-	-	65,607	73,755
Total	$160,511	$113,255	$375,424	$421,729	$68,883	$77,611

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

Recurring Fair Value Measurements	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$1,080	$-	$1,080
Liabilities:
Warrant liability	$-	$148,650	$-	$148,650

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$136,319	$-	$136,319
Foreign currency derivative liability	$-	$1,396	$-	$1,396

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

The fair value of the Company’s Warrant (as defined in Note 10 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices ($0.01/share and $3.57/share) and number of shares exercisable, as of September 30, 2025 and December 31, 2024, is a Level 2 measurement.

The fair value of the Company’s foreign currency forward contracts, determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of September 30, 2025 and December 31, 2024 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

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

The Company’s restricted cash balances are as follows:

	September 30,	December 31,
	2025	2024
Restricted cash from customer deposit	$281	$282
Restricted cash to collateralize standby letters of credit	-	197
Restricted cash to collateralize corporate card program	221	103
Restricted cash to collateralize foreign currency derivatives	-	3,300
Total restricted cash and restricted cash equivalents	$502	$3,882

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$59,904	$47,340
Work in process	14,030	9,323
Finished railcars	23,342	12,640
Parts inventory	6,967	5,978
Total inventories, net	$104,243	$75,281

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $2,085 and $1,852 relating to excess or slow-moving parts inventory and raw materials as of September 30, 2025 and December 31, 2024, respectively.

Note 8 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the nine months ended September 30, 2025 and 2024 are as follows:

	For the Nine Months Ended September 30,
	2025	2024

Balance at the beginning of the period	$2,389	$1,602
Current year provision	397	511
Reductions for payments, costs of repairs and other	(1,507)	(340)
Adjustments to prior warranties	718	(280)
Balance at the end of the period	$1,997	$1,493

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 9 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Term loan	$112,844	$115,000
Less term loan deferred financing costs	(5,290)	(6,585)
Total debt, net of deferred financing costs	107,554	108,415
Less amounts due within one year	(2,875)	(2,875)
Long-term debt, net of current portion	$104,679	$105,540

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the three months ended March 31, 2025. The Company is in compliance with such covenants as of September 30, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 11 - Mezzanine Equity). The Company incurred $6,511 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”) rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.3% as of September 30, 2025.

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

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of September 30, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of September 30, 2025, the ABL bears interest at 6.1% and the Company had borrowing availability of $22,107, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of September 30, 2025 as the interest rate is variable and resets periodically based on Term SOFR. There have been no significant changes in the Company’s credit risk or the relevant market spreads since origination.

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

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,609,116 and 9,626,968 shares of Common Stock as of September 30, 2025 and December 31, 2024, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,088,938 and 2,092,819 shares of Common Stock as of September 30, 2025 and December 31, 2024, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,088,938 and 2,092,819 shares of Common Stock as of September 30, 2025 and December 31, 2024, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of September 30, 2025, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant as of September 30, 2025 and December 31, 2024 was $148,650 and $136,319, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

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

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended September 30, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$32	$(7)	$25
Other comprehensive gain before reclassifications:
Unrealized gain on foreign currency derivatives	452	(96)	356
Amounts reclassified from accumulated other comprehensive income:
Gain on commodity swap derivatives reclassified into cost of sales	(32)	7	(25)
Gain on foreign currency derivatives reclassified into cost of sales	(960)	204	(756)
	$(508)	$108	$(400)

Three months ended September 30, 2024
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$39	$-	$39
Other comprehensive loss before reclassifications:
Unrealized loss on foreign currency derivatives	(1,195)	-	(1,195)
Amounts reclassified from accumulated other comprehensive income:
Loss on foreign currency derivatives reclassified into cost of sales	72	-	72
	$(1,084)	$-	$(1,084)

Nine months ended September 30, 2025
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$97	$(21)	$76
Other comprehensive gain before reclassifications:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	2,949	(628)	2,321
Amounts reclassified from accumulated other comprehensive income:
Gain on commodity swap derivatives reclassified into cost of sales	(32)	7	(25)
Gain on foreign currency derivatives reclassified into cost of sales	(473)	100	(373)
	$2,689	$(574)	$2,115

Nine months ended September 30, 2024
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$109	$-	$109
Other comprehensive loss before reclassifications:
Unrealized loss on foreign currency derivatives	(1,941)	-	(1,941)
Amounts reclassified from accumulated other comprehensive income:
Gain on foreign currency derivatives reclassified into cost of sales	(449)	-	(449)
	$(1,832)	$-	$(1,832)

The components of accumulated other comprehensive income consist of the following:

	September 30,	December 31,
	2025	2024
Unrecognized pension income, net of tax of $6,261 and $6,282, respectively	$2,193	$2,117
Unrealized gain on commodity swap derivatives, net of tax of $25 and $0, respectively	91	-
Unrealized gain (loss) on foreign currency derivatives, net of tax of $528 and $0, respectively	552	(1,396)
	$2,836	$721

Note 13 – Stock-Based Compensation

Total stock-based compensation was $433 and $804 for the three months ended September 30, 2025 and 2024, respectively, and $3,134 and $2,330 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $1,639 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 24 months. As of September 30, 2025, there was $1,406 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 17 months.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of the FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. As of September 30, 2025, there was $46 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 9 months.

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

The components of net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2025	2024	2025	2024
Interest cost	$133	$130	$397	$399
Expected return on plan assets	(68)	(70)	(202)	(220)
Amortization of unrecognized net income	32	39	97	109
	$97	$99	$292	$288

The Company made no significant contributions to the Plan for the three and nine months ended September 30, 2025 and 2024. We may be required to make a contribution to the Plan in 2026 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates.

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

The notional amounts of outstanding derivative instruments are as follows:

	September 30,	December 31,
Notional Amount	2025	2024
Derivative instruments designated as hedges:
Foreign currency derivatives	$7,548	$8,780

The fair value of outstanding derivative instruments designated as hedges are as follows:

	September 30,	December 31,
Fair Value	2025	2024
Prepaid expenses and current assets:
Foreign currency derivatives	$1,080	$-
Other current liabilities:
Foreign currency derivatives	$-	$1,396

The pre-tax realized (gains) losses on commodity swap and foreign currency derivatives are recognized in the condensed consolidated statements of operations as follows:

		Amount of (Gain)/Loss Recognized		Amount of Gain Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Realized (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Derivative instruments designated as cash flow hedges:
Commodity swap derivatives	Cost of sales	$(32)	$-	$(32)	$-
Foreign currency derivatives	Cost of sales	$(960)	$72	$(473)	$(449)

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

Note 17 – (Loss) Earnings Per Share

The net (loss) income available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net (loss) income	$(7,445)	$(107,046)	$54,682	$(110,440)
Accretion of financing fees	-	(144)	-	(431)
Accrued dividends on Series C Preferred Stock	-	(4,676)	-	(13,340)
Allocation of undistributed earnings to nonvested restricted shares	-	-	(1,828)	-
Net (loss) income available to common stockholders - basic	$(7,445)	$(111,866)	$52,854	$(124,211)
Undistributed earnings reallocated to nonvested restricted shares	-	-	103	-
Net (loss) income available to common stockholders - diluted	$(7,445)	$(111,866)	$52,957	$(124,211)
Denominator:
Weighted average common shares outstanding	18,088,444	17,633,629	17,981,898	17,433,479
Issuance of Warrants	13,799,482	13,720,368	13,796,870	13,086,066
Weighted average common shares outstanding - basic	31,887,926	31,353,997	31,778,768	30,519,545
Issuance of Fixed Warrants	-	-	962,424	-
Dilutive effect of employee stock options	-	-	997,286	-
Weighted average common shares outstanding - diluted	31,887,926	31,353,997	33,738,478	30,519,545

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the three months ended September 30, 2025 and 2024, 2,288,859 and 2,058,180 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2025 and 2024, 2,285,159 and 3,119,672 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

Shareholder Rights Plan

On September 2, 2025, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on September 8, 2025, for each outstanding share of the Company’s common stock to stockholders of record on September 2, 2025. Each Right entitles the shareholder to purchase from the Company one one-hundredth of a share of Series D Junior Participating Preferred Stock for $42.00, once the Rights become exercisable, subject to adjustment.

The Rights will initially trade with and will be inseparable from common stock. The Rights will not be exercisable until: i) 10 business days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock (or 20% or more in the case of a person or group that is entitled to file, and does file, a Schedule 13G (a “13G Investor”)); or ii) 10 business days after a person or group begins or announces a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person. The Rights will expire on August 5, 2026, unless the Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

Note 18 – Related Parties

The following persons are owners of Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”): Jesús Gil, a director of the Company; and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Fasemex owns approximately 10.2% of the outstanding shares of Common Stock as of September 30, 2025 and provides steel fabrication services to the Company. The lessors of the Manufacturing Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Additionally, Alejandro Gil has joint ownership of an external warehouse in Castaños, Coahuila, Mexico that the Company started leasing on July 1, 2025. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $6,109 and $17,025 to the Gil Family during the three and nine months ended September 30, 2025, respectively, and $6,058 and $20,711 during the three and nine months ended September 30, 2024, respectively, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services and royalty payments.

Until June 9, 2025, Commercial Specialty Truck Holdings, LLC (“CSTH”) was minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. On June 9, 2025, Mr. Meyer divested his ownership interest in CSTH, at which point CSTH ceased to be a related party. The Company sold no specialty parts supplies in an amount equal to $0 and $167 to CSTH during the three and nine months ended September 30, 2025, respectively. The Company sold specialty parts in an amount equal to $268 and $683 to CSTH during the three and nine months ended September 30, 2024, respectively.

Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $566 as of September 30, 2025, includes other assets of $566 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $4,442 as of September 30, 2025 are payable to the Gil Family. Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $959 as of December 31, 2024 includes other receivables of $614 from the Gil Family and $345 from CSTH. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets of $2,693 as of December 31, 2024 are payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 1.9% and (3.3)% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate of 1.9% for the three months ended September 30, 2025 is lower than the 21% U.S. statutory tax rate due to the decreased year-to-date and forecasted income with respect to estimated tax expense, which includes substantial permanent differences (such as nondeductible losses associated with mark to market adjustments on stock warrants) and remained relatively flat. The effective tax rate for the three months ended September 30, 2025 differs from the effective tax rate for the three months ended September 30, 2024 due to the mix of income from jurisdictions with different statutory tax rates and the impact of permanent items.

The Company’s effective tax rate was (1,384.5)% and (3.1)% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate of (1,384.5)% varies from the U.S. statutory tax rate of 21% and the effective tax rate for the nine months ended September 30, 2024, primarily due to a release of the majority of the valuation allowance in the United States on federal and state deferred tax assets. The positive year-to-date pre-tax income, when compared to the overall tax benefit, results in a negative year-to-date effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented as of 2026. The impact of these tax law changes is not material to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements including, in particular, statements about our plans, strategies and prospects. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “likely,” “unlikely,” “intend” and similar expressions in this report to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. However, forward-looking statements inherently involve potential risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These potential risks and uncertainties relate to, among other things, the cyclical nature of our business; adverse economic and market conditions, including inflation; material disruption in the movement of rail traffic for deliveries; fluctuating costs of raw materials, including steel and aluminum; delays in the delivery of raw materials; our ability to maintain relationships with our suppliers of railcar components; our reliance upon a small number of customers that represent a large percentage of our sales; the variable purchase patterns of our customers and the timing of completion; delivery and customer acceptance of orders; the highly competitive nature of our industry; the risk of lack of acceptance of our new railcar offerings; potential unexpected changes in laws, rules, and regulatory requirements, including tariffs and trade barriers (including recent United States tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries); the scope and duration of the government shutdown; and other competitive factors. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely affect our business, financial condition and results of operations. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Total net railcar orders received for the nine months ended September 30, 2025 were 2,906 units, consisting of 2,206 new railcars and 700 converted and rebodied railcars, compared to orders for 4,040 units, consisting of 2,645 new railcars and 1,395 converted and rebodied railcars, for the nine months ended September 30, 2024. Total backlog of unfilled orders was 2,750 units as of September 30, 2025, compared to 2,797 railcars as of December 31, 2024. The estimated sales value of the backlog was $222 million and $267 million as of September 30, 2025 and December 31, 2024, respectively. The decrease in the number of net railcar orders received for the nine months ended September 30, 2025 compared to the prior year period is primarily due to a large multi-year order received in 2024 for a tank car retrofit program that will occur in 2026 and 2027.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Revenues

Our consolidated revenues for the three months ended September 30, 2025 were $160.5 million, compared to $113.3 million for the three months ended September 30, 2024. Manufacturing segment revenues for the three months ended September 30, 2025 were $154.0 million, compared to $109.1 million for the corresponding prior year period. The $44.9 million increase in Manufacturing segment revenues was primarily driven by an increase in the volume of railcar units delivered from 961 railcars during the three months ended September 30, 2024, to 1,304 railcars during the three months ended September 30, 2025. Aftermarket segment revenues for the three months ended September 30, 2025 were $6.6 million, compared to $4.2 million for the three months ended September 30, 2024, reflecting increased volume of component sales during the three months ended September 30, 2025.

Gross Profit

Our consolidated gross profit was $24.2 million for the three months ended September 30, 2025, compared to $16.2 million for the three months ended September 30, 2024. Consolidated gross margin for the three months ended September 30, 2025 and 2024 was 15.1% and 14.3%, respectively. Manufacturing segment gross profit was $22.2 million for the three months ended September 30, 2025, compared to $14.3 million for the three months ended September 30, 2024. Manufacturing segment gross margin for the three months ended September 30, 2025 and 2024, was 14.4% and 13.1%, respectively. The $8.0 million increase and 0.8% increase in consolidated gross profit and gross margin, respectively, driven by the $7.9 million increase and 1.3% increase in Manufacturing segment gross profit and gross margin, respectively, reflect higher sales volume with a favorable price mix. Aftermarket segment gross profit for the three months ended September 30, 2025 was $2.0 million, compared to $1.9 million for the three months ended September 30, 2024.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $9.6 million for the three months ended September 30, 2025, compared to $7.5 million for the three months ended September 30, 2024. The $2.1 million increase in consolidated selling, general and administrative expenses was primarily due to a $1.2 million increase in labor-related expenses and a $0.9 million increase in professional services expenses during the three months ended September 30, 2025. Manufacturing segment selling, general and administrative expenses were $0.4 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024. Manufacturing segment selling, general and administrative expenses for each of the three months ended September 30, 2025 and 2024, were 0.3% of revenue. Aftermarket segment selling, general and administrative expenses were $0.6 million for the three months ended September 30, 2025, compared to $0.3 million during the three months ended September 30, 2024. Corporate selling, general and administrative expenses were $8.7 million for the three months ended September 30, 2025, compared to $6.7 million for the three months ended September 30, 2024, primarily driven by the aforementioned increases in labor-related and professional services expenses during the three months ended September 30, 2025.

Loss on Change in Fair Market Value of Warrant Liability

Our loss on change in fair market value of Warrant liability was $17.6 million for the three months ended September 30, 2025, compared to our loss on change in fair market value of Warrant liability of $110.0 million for the three months ended September 30,

2024. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of shares underlying the outstanding warrants.

Other Income (Expense)

Other income was $0.1 million for the three months ended September 30, 2025, compared to other expense of $0.7 million for the three months ended September 30, 2024. The increase in other income is primarily driven by an increase in unrealized gains related to foreign currency derivatives.

Income Taxes

Our income tax benefit was $0.1 million for the three months ended September 30, 2025, compared to our income tax provision of $3.4 million for the three months ended September 30, 2024. The income tax benefit is due to changes in the mix of income among jurisdictions with different statutory tax rates and the impact of permanent items.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Revenues

Our consolidated revenues for the nine months ended September 30, 2025 were $375.4 million, compared to $421.7 million for the nine months ended September 30, 2024. Manufacturing segment revenues for the nine months ended September 30, 2025 were $354.9 million, compared to $407.3 million for the nine months ended September 30, 2024. The $52.4 million decrease in Manufacturing segment revenues was primarily driven by a decrease in the volume of railcar units delivered from 3,343 railcars during the nine months ended September 30, 2024 to 2,953 railcars during the nine months ended September 30, 2025. This decline was mainly due to a lower volume of railcars delivered during the nine months ended September 30, 2025. Aftermarket segment revenues for the nine months ended September 30, 2025 were $20.5 million, compared to $14.4 million for the nine months ended September 30, 2024, reflecting increased volume of component sales during the nine months ended September 30, 2025.

Gross Profit

Our consolidated gross profit was $56.4 million for the nine months ended September 30, 2025, compared to $46.0 million for the nine months ended September 30, 2024. Consolidated gross margin for the nine months ended September 30, 2025 and 2024, was 15.0% and 10.9%, respectively. Manufacturing segment gross profit was $49.2 million for the nine months ended September 30, 2025, compared to $39.0 million for the nine months ended September 30, 2024. Manufacturing gross margin for the nine months ended September 30, 2025 and 2024, was 13.9% and 9.6%, respectively. The $10.4 million and 4.1% increases in consolidated gross profit and gross margin, respectively, driven by the $10.2 million and 4.3% increases in Manufacturing segment gross profit and gross margin, respectively, were due to a favorable product mix in the cars delivered in the period. Aftermarket segment gross profit for the nine months ended September 30, 2025 was $7.2 million, compared to $7.0 million for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $30.3 million for the nine months ended September 30, 2025, compared to $23.5 million for the nine months ended September 30, 2024. The $6.7 million increase in consolidated selling, general and administrative expenses was primarily due to increases of $1.4 million in labor-related expenses, $0.8 million in stock-based compensation expenses and $4.0 million in professional services expenses during the nine months ended September 30, 2025. Manufacturing segment selling, general and administrative expenses were $1.2 million for the nine months ended September 30, 2025, compared to $1.4 million for the nine months ended September 30, 2024. Manufacturing segment selling, general and administrative expenses for each of the nine months ended September 30, 2025 and 2024, were 0.3% of revenue. Aftermarket segment selling, general and administrative expenses were $1.6 million for the nine months ended September 30, 2025 compared to $1.1 million during the nine months ended September 30, 2024. Corporate selling, general and administrative expenses were $27.5 million for the nine months ended September 30, 2025, compared to $21.0 million for the nine months ended September 30, 2024, primarily driven by the aforementioned increases in labor, stock-based compensation and professional services expenses during the nine months ended September 30, 2025.

Litigation Settlement

During the nine months ended September 30, 2025, we did not record any litigation settlements. During the nine months ended September 30, 2024, we recorded a pre-tax litigation settlement of $3.2 million related to a dispute with a former lessee of our railcars.

Loss on Change in Fair Market Value of Warrant Liability

Our loss on change in fair market value of Warrant liability was $12.3 million for the nine months ended September 30, 2025, compared to our loss on change in fair market value of Warrant liability of $125.6 million for the nine months ended September 30, 2024. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of implied warrant shares.

Other Income (Expense)

Other income was $3.2 million for the nine months ended September 30, 2025, compared to other expense of $1.4 million for the nine months ended September 30, 2024. The increase in other income is primarily driven by the $3.3 million Employee Retention Credit received during the nine months ended September 30, 2025, partially offset by a $0.1 million loss on sale of assets held for sale.

Income Taxes

Our income tax benefit was $51.0 million for the nine months ended September 30, 2025, compared to our income tax provision of $3.3 million for the nine months ended September 30, 2024. The income tax benefit is primarily explained by the release of the majority of the valuation allowance in the United States on federal deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115,000 (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the three months ended March 31, 2025. The Company is in compliance with such covenants as of September 30, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 11 - Mezzanine Equity). The Company incurred $6,511 in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.3% as of September 30, 2025.

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

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of September 30, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of September 30, 2025, the ABL bears interest at 6.1% and the Company had borrowing availability of $22,107, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

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

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,732	$39,047
Investing activities	(1,517)	(3,731)
Financing activities	(4,922)	(31,046)
Total	$18,293	$4,270

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

Our net cash provided by operating activities for the nine months ended September 30, 2025 was $24.7 million compared to $39.0 million for the nine months ended September 30, 2024. Our net cash provided by operating activities for the nine months ended September 30, 2025 reflects changes in working capital, including increases in accounts payable of $47.7 million and customer deposits of $8.2 million, offset by increases in inventory of $27.9 million and accounts receivable of $20.0 million. The increases in inventory and accounts payable relate to purchases of raw materials on hand as of September 30, 2025 to be used in the production and delivery of railcars in 2025 and 2026. The increase in customer deposits and accounts receivable relate to the timing of collections with current railcar builds based on contractual payment terms. Our net cash provided by operating activities for the nine months ended September 30, 2024 reflects changes in working capital, including a decrease in inventory of $40.9 million and a decrease in accounts receivable of $17.9 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2025 was $1.5 million and consisted of capital expenditures of $2.1 million related to additional machinery and equipment on current production lines of the Manufacturing Facility, offset by proceeds of about $0.6 million from the sale of assets held for sale. Net cash used in investing activities for the nine months ended September 30, 2024 was $3.7 million and consisted of capital expenditures related to the enhancement of machinery and equipment on current production lines of the Manufacturing Facility.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2025 was $4.9 million which included deferred financing costs of $1.3 million, repayments on term loan of $2.2 million, employee stock settlements of $0.5 million, and principal payments on the finance lease of $0.9 million. Net cash used in financing activities for the nine months ended September 30, 2024 was $31 million which included net repayments on revolving line of credit of $29.4 million and principal payments on the finance lease of $1.6 million.

Capital Expenditures

Our capital expenditures were $2.1 million in the nine months ended September 30, 2025, compared to $3.7 million in the nine months ended September 30, 2024. We anticipate capital expenditures during 2025 to be in the range of $4 million to $5 million, related to the enhancement of machinery and equipment on current production lines at the Manufacturing Facility, as well as investment in new machinery and equipment related to tank cars.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

10.1

Amendment No. 1 to Employment Letter Agreement, by and between FreightCar America, Inc. and Nicholas J. Randall (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2025).

10.2

Amendment No. 1 to Offer Letter Agreement, by and between FreightCar America, Inc. and Michael A. Riordan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2025).

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

FREIGHTCAR AMERICA, INC.

Date: November 10, 2025	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 10, 2025	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)