Form 10-K
period 2025-12-31
FreightCar America, Inc.
filed 2026-03-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51237

FREIGHTCAR AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1837219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 South Wacker Drive, Suite 1500, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(800) 458-2235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	RAIL	The Nasdaq Global Market
Preferred Stock Purchase Rights	N/A	The Nasdaq Global Market

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 was $108.0 million, based on the closing price of $8.62 per share on the Nasdaq Global Market. As of March 3, 2026, there were 19,073,475 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) is incorporated by reference into Part III hereof.

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

Our primary customers are financial institutions and shippers, which represented 78% and 16%, respectively, of our total sales attributable to each type of customer for the year ended December 31, 2025. In the year ended December 31, 2025, we delivered 4,125 railcars, comprised of 3,714 new railcars and 411 rebuilt railcars, compared to 4,362 railcars, comprised of 4,252 new railcars and 110 rebuilt railcars, delivered in the year ended December 31, 2024. Our total backlog of firm orders for railcars decreased from 2,797 railcars as of December 31, 2024 to 1,926 railcars as of December 31, 2025. Our backlog as of December 31, 2025 includes a variety of railcar types and the estimated sales value of the backlog is $137 million.

Our website is www.freightcaramerica.com. We make available, free of charge, on or through our website items related to corporate governance, including, among other things, our corporate governance guidelines, charters of various committees of our Board of Directors (the “Board”) and our code of business conduct and ethics. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are available on our website and on the SEC’s website at www.sec.gov. Any stockholder of our company may also obtain copies of these documents, free of charge, by sending a request in writing to Investor Relations at FreightCar America, Inc., 125 South Wacker Drive, Suite 1500, Chicago, Illinois 60606.

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

In the last seven years, we have added nearly 50 new or redesigned products to our portfolio, including box cars in 50’ and 60’ lengths; various covered hopper cars with cubic capacities from 3,282 to 6,500 cubic feet; open top hopper car designs for ballast, ore and coke with manual or automatic door systems; VersaFlood II ™ open top hoppers in all steel and hybrid configurations (aluminum/stainless steel) with a patented automatic door system; 52’ and 66’ mill gondolas in multiple cubic capacities; rotary and non-rotary aggregate gondolas; triple hoppers in all steel and hybrid configurations; intermodal flats (including single unit, 2 unit and 3 unit, 53’ well cars) and non-intermodal flat cars including 64’ - 89’ length for general purpose, steel slab (hot and cold); and bulkhead flats. Focused product development activity continues in areas where we can leverage our technical knowledge base and capabilities to realize market opportunities.

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

•
Railcar Conversions. We are a leader in rebuilding and repurposing freight car assets. From complete car rebuilding to transforming unused railcars into the latest designs, we deliver customer-focused solutions. We have completed over 15,000 total converted and rebodied railcars in the last decade and offer a broad portfolio of over 20 car conversion options. Our new, purpose-built facility supports a wide variety of conversion options including small cube covered hopper conversions, aluminum body railcar conversions, sand railcar modularized lengthening modification programs and railcar modularized modification programs altering the nature of the center sill in the modified railcar.

MANUFACTURING

Our railcar production facility in Castaños, Coahuila, Mexico (the “Manufacturing Facility”) is certified by the Association of American Railroads (the “AAR”), which sets railcar manufacturing industry standards for quality control.

Our manufacturing process involves four basic steps: fabrication, assembly, finishing and inspection. Our facility has numerous checkpoints at which we inspect products to maintain quality control, a process that our operations management continuously monitors. We also utilize FreightCar America’s TruTrack™ quality process, which digitally tracks inspections and build progress throughout production to provide real-time visibility and to create a complete manufacturing record for each railcar from start to finish.

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

In 2025, revenue from the Company’s top three customers accounted for 26%, 20% and 13%, respectively, of total revenue. In 2025, sales to our top five customers accounted for approximately 75% of total revenue. In 2024, revenue from the Company’s top three customers accounted for approximately 13%, 9% and 9%, respectively, of total revenue. In 2024, sales to our top five customers accounted for approximately 48% of total revenue. Our railcar sales to customers outside the United States were $14.4 million and $9.7 million in 2025 and 2024, respectively. Many of our customers do not purchase railcars every year because railcar fleets are not necessarily replenished or augmented every year. The size and frequency of railcar orders often results in a small number of customers representing a significant portion of our sales in a given year. Although we have long-standing relationships with many of our major customers, the loss of any significant portion of our sales to any major customer, the loss of a single major customer or a material adverse change in the financial condition of any one of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

	Year Ended December 31,
	2025	2024
Railcar backlog at start of period	2,797	2,914
Net railcar orders received	3,254	4,245
Railcars delivered	(4,125)	(4,362)
Railcar backlog at end of period (1)	1,926	2,797
Estimated revenue from backlog at end of period (2)	$137,471	$266,518

(1)
Railcar backlog includes 1,635 and 1,285 rebuilt railcars as of December 31, 2025 and 2024, respectively.
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

We use a sole supplier of our roll-formed center sills, which were used in 66% and 51% of our new railcars produced in 2025 and 2024, respectively. A center sill is the primary longitudinal structural component of a railcar, which helps the railcar withstand the weight of the cargo and the force of being pulled during transport. Our center sill is formed into its final shape without heating by passing steel plate through a series of rollers. A change in mix explains the increase year-over-year as not all car types use a roll formed center sill.

Our top ten suppliers accounted for 68% and 64% of our total purchases in 2025 and 2024, respectively.

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

HUMAN CAPITAL

Employees

As of December 31, 2025, we had 1,986 employees, of whom 403 were salaried and 1,583 were hourly wage earners represented by unions in the United States and Mexico. As of December 31, 2025, 1,916 of our employees were based in Mexico, 68 were based in the United States and two were based in China. As of December 31, 2024, we had 2,030 employees, of whom 407 were salaried and 1,623 were hourly wage earners. As of December 31, 2024, 1,967 of our employees were based in Mexico, 61 were based in the United States and two were based in China.

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

Environmental Stewardship

To minimize the environmental impact of our business, we have introduced lighter weight freight cars that require less energy to manufacture and offer higher capacity than the freight cars they replace. We are also a leader in the railcar conversion and rebody space, with over 15,000 conversion and rebody projects completed over the last decade. Our conversion and rebody projects use scrap materials from underutilized and inefficient railcar assets to support a more sustainable steel manufacturing process and the reuse of key components, contributing to reduced energy consumption and greenhouse gas emissions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

We are cognizant of the evolving risks associated with cybersecurity and recognize a material cybersecurity incident could adversely impact our financial results and condition. We further recognize the importance of maintaining processes to identify, mitigate, and manage those cybersecurity threats. No cybersecurity threats occurred during the year ended December 31, 2025 that have had, or are reasonably likely to have had, a material impact on our business strategy, results of operations, or financial condition. However, if as a result of any future attacks, our information technology (“IT”) systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate our business, and our business strategy, results of operations or financial condition could be adversely affected. Such attacks, whether or not successful, could result in significant costs related to, for example, repairing or replacing our IT systems; the loss of critical data; and interruptions or delays in our ability to perform critical functions. In addition, the volume, frequency and sophistication of these threats (including through the use of artificial intelligence) continues to grow and the complexity and scale of the systems to be protected continues to increase.

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

The Company emphasizes the importance of security awareness to our workforce through the administration of third-party cybersecurity training and prioritizes the monitoring and prevention of unauthorized access to Company IT assets such as networks, computers, mobile devices, applications, and stored information. Our internal IT team considers cybersecurity capabilities of third-party service providers prior to engaging them and on an ongoing basis. Our key external IT vendors provide the Company with system and organizational control reports that are reviewed by our internal IT team and may reveal potential security risks.

A third-party managed security services provider (“MSSP”) works in tandem with our internal IT team to implement and maintain processes and procedures to detect and handle identified security incidents, including the performance of phishing simulations to evaluate our workforce’s ability to recognize malicious emails. Our MSSP team leaders have significant experience working in cybersecurity and employ a trained workforce designed to provide proactive and comprehensive cybersecurity care. Together with our MSSP, we also monitor the frequency and extent of cybersecurity threats and update our processes and procedures as necessary. On an annual basis, our internal auditors conduct penetration testing and other cybersecurity assessments using third-party security specialists.

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

The Company’s cybersecurity risk management program is under the direction of our Director of IT, who reports directly to our Chief Financial Officer and has approximately two decades of experience in the field of information technology and security. Our Director of IT drives collective focus and central coordination of our cybersecurity risk management program internally and oversees our retained external MSSP personnel. Management reports to the Audit Committee, at least quarterly, and more frequently if needed, on the Company’s cybersecurity risk management program, including periodic assessments and tests addressing cybersecurity threats and incidents.

Item 2. Properties.

The following table presents information on our primary leased and owned operating properties as of December 31, 2025:

Use	Location	Size	Leased or Owned	Lease Expiration Date
Corporate headquarters	Chicago, Illinois	8,800 square feet	Leased	November 30, 2031
Railcar manufacturing	Castaños, Mexico	764,991 square feet	Leased	September 30, 2040
Railcar manufacturing warehouse	Frontera, Mexico	154,978 square feet	Leased	June 30, 2027
Aftermarket warehouse	Johnstown, Pennsylvania	86,000 square feet	Leased	December 31, 2028
Aftermarket warehouse	Irwin, Pennsylvania	25,675 square feet	Owned
Aftermarket warehouse	Orange, Texas	12,260 square feet	Owned
Sourcing office	Qingdao, China	1,485 square feet	Leased	October 31, 2027

Item 3. Legal Proceedings.

The information in response to this item is included in Note 18, Commitments and Contingencies, to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.01 per share (the “Common Stock”), has been quoted on the Nasdaq Global Market under the symbol “RAIL” since April 6, 2005. Our transfer agent and registrar is Computershare Investor Services, P.O. Box 43078, Providence, Rhode Island 02940. As of March 3, 2026, there were approximately 64 holders of record of our Common Stock, which does not include persons whose shares of Common Stock are held by a bank, brokerage house or clearing agency.

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

The Company’s operations consist of two operating and reportable segments, Manufacturing and Aftermarket. The Company identifies reportable segments based on differences in products and services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, and major conversions and rebodies. The Company’s Aftermarket segment includes the selling of forged, cast and fabricated railcar parts, replacement components and other supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance.

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products such as steel products, minerals, cement, motor vehicles, forest products, agricultural commodities and coal. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from railcar conversions and rebodies. Our Aftermarket segment revenues are generated primarily from sales of railcar replacement parts and other supplies for all railcar types.

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

Total net railcar orders received for the year ended December 31, 2025 were 3,254 railcars, consisting of 2,454 new railcars and 800 converted and rebodied railcars, compared to orders for 4,245 units in the year ended December 31, 2024, consisting of 2,850 new railcars and 1,395 converted and rebodied railcars. Total backlog of unfilled orders decreased from 2,797 railcars as of December 31, 2024 to 1,926 railcars as of December 31, 2025. The estimated sales value of the backlog was $137 million and $267 million, respectively, as of December 31, 2025 and 2024.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Revenues

Our consolidated revenues for the year ended December 31, 2025 were $501.0 million compared to $559.4 million for the year ended December 31, 2024. Manufacturing segment revenues for the year ended December 31, 2025 were $473.9 million compared to $541.2 million for the year ended December 31, 2024. The decrease in Manufacturing segment revenues for 2025 compared to 2024 reflects a decrease in the number of railcars delivered from 4,362 railcars in 2024 to 4,125 railcars in 2025. Aftermarket segment revenues for the year ended December 31, 2025 were $27.1 million compared to $18.2 million for the year ended December 31, 2024, reflecting increased volume of component sales during the year ended December 31, 2025.

Gross Profit

Our consolidated gross profit for the year ended December 31, 2025 was $73.2 million compared to $67.0 million for the year ended December 31, 2024. Consolidated gross margin was 14.6% for the year ended December 31, 2025 compared to 12.0% for the year ended December 31, 2024. Manufacturing segment gross profit for the year ended December 31, 2025 was $63.8 million compared to $58.4 million for the year ended December 31, 2024. The $6.2 million increase in consolidated gross profit and $5.4 million increase in Manufacturing segment gross profit is primarily due to favorable product mix in the cars delivered during the period. Aftermarket segment gross profit for the year ended December 31, 2025 was $9.4 million compared to $8.6 million for the year ended December 31, 2024. The $0.8 million increase in Aftermarket segment gross profit is primarily due to favorable volume.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the year ended December 31, 2025 were $39.3 million compared to $32.9 million for the year ended December 31, 2024. Consolidated selling, general and administrative expenses for the year ended December 31, 2025 included increases of $5.5 million in professional services expenses and $0.5 million in stock-based compensation expenses. Consolidated selling, general and administrative expenses were 7.8% and 5.9% of revenue for the years ended December 31, 2025 and December 31, 2024, respectively. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2025 were $1.6 million compared to $2.0 million for the year ended December 31, 2024. Manufacturing segment selling, general and administrative expenses for the year ended December 31, 2025 were 0.3% of revenue compared to 0.4% of revenue for the year ended December 31, 2024. Aftermarket segment selling, general and administrative expenses for the year ended December 31, 2025 were $2.2 million compared to $1.5 million for the year ended December 31, 2024. Corporate selling, general and administrative expenses were $35.5 million for the year ended December 31, 2025 compared to $29.5 million for the year ended December 31, 2024. Corporate selling, general and administrative expenses for the year ended December 31, 2025 were primarily driven by the aforementioned increases in professional services expenses and stock-based compensation.

Litigation Settlement

During the year ended December 31, 2025, we did not record any litigation settlements. During the year ended December 31, 2024, we recorded a pre-tax litigation settlement gain of $3.2 million related to a dispute with a former lessee of our railcars.

Operating Income

Our consolidated operating income for the year ended December 31, 2025 was $33.9 million compared to consolidated operating income of $37.3 million for the year ended December 31, 2024 driven primarily by the previously mentioned favorable product mix and no litigation settlement gains recognized in 2025, offset by the previously mentioned increase in selling, general and administrative expenses.

Operating income for the Manufacturing segment was $62.2 million for the year ended December 31, 2025 compared to operating income of $59.6 million for the year ended December 31, 2024, reflecting the favorable product mix during the year ended December 31, 2025. Operating income for the Aftermarket segment was $7.2 million for each of the years ended December 31, 2025 and 2024.

Corporate operating loss was $35.5 million for the year ended December 31, 2025 compared to $29.5 million for the year ended December 31, 2024, reflecting the increases in professional services expenses, stock-based compensation, and professional services expenses during the year ended December 31, 2025.

Interest Expense

Interest expense was $17.6 million for the year ended December 31, 2025 compared to $6.9 million for the year ended December 31, 2024. The increase is driven by the Term Loan agreement entered on December 31, 2024 (the “Term Loan”). See Note 11 - Debt Financing and Credit Facilities.

Loss on Change in Fair Market Value of Warrant Liability

Loss on change in fair market value of warrant liability was $32.2 million for the year ended December 31, 2025 compared to $99.5 million for the year ended December 31, 2024. The change in fair market value of warrant liability is driven by the fluctuation of the stock price used to remeasure the liability at the end of each period.

Other Income (Expense)

Other income was $5.0 million for the year ended December 31, 2025, compared to other expense of $1.0 million for the year ended December 31, 2024. The increase in other income is primarily driven by the $3.3 million Employee Retention Credit received during the year ended December 31, 2025 and the $2.1 million bargain purchase gain associated with the Carly Railcar Components, LLC (“CRC”) acquisition.

Income Taxes

Our income tax benefit was $49.0 million for the year ended December 31, 2025 compared to income tax provision of $5.8 million for the year ended December 31, 2024. The income tax benefit is primarily attributable to the release of a majority of a valuation allowance U.S. on federal deferred tax assets. Our effective tax rate for the year ended December 31, 2025 was 450.46% compared to (8.34)% for the year ended December 31, 2024.

Net Income (Loss)

As a result of the changes discussed above, consolidated net income was $38.1 million for the year ended December 31, 2025 compared to net loss of $75.8 million for the year ended December 31, 2024. For the year ended December 31, 2025, basic and diluted net income per share were $1.16 and $1.09, respectively, compared to basic and diluted net loss per share of $3.12 and $3.12, respectively, for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement by and among the Company, FreightCar North America, LLC and certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as collateral agent and administrative agent in the principal amount of $115.0 million (the “Term Loan”) with a maturity date of December 31, 2028. The Term Loan contains both affirmative and negative covenants, as well as financial covenants, including covenants related to liquidity levels, assessed at any time, and quarterly leverage ratios commencing with the first quarter ended March 31, 2025. The Company is in compliance with such covenants as of December 31, 2025. Proceeds from the Term Loan were used to redeem in full the Preferred Stock (as defined in Note 13 - Mezzanine Equity). The Company incurred $6.5 million in deferred financing costs that are presented as a reduction of the long-term debt balance and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.30% as of December 31, 2025.

On February 12, 2025 (the “ABL Effective Date”), the Company entered into a new revolving credit facility by and among the Company, FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as agent for the lenders in the form of an asset backed credit facility, in the maximum aggregate principal amount of $35.0 million (the “ABL”), subject to borrowing base requirements and consisting of revolving loans and a sub-facility for letters of credit. The ABL has a term ending on February 12, 2030, provided that if the aggregate outstanding principal amount and related obligations under the Term Loan have not been repaid in full or prior to October 1, 2028, or refinanced with a new maturity date no earlier than May 13, 2030, the term will end on October 2, 2028.

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. Borrowing availability was $11.0 million as of the ABL Effective Date. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that certain level. The Company is in compliance with such covenants as of December 31, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of December 31, 2025, the ABL bears interest at 5.5% and the Company had borrowing availability of $25 million, of which $0.5 million was reserved for the movement in mark to market valuation of our foreign currency derivatives and $0.2 million was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $0.9 million in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in 2020, 2021, 2022, and 2023. For further information about our outstanding warrants, see Note 12 - Warrants.

Additional Liquidity Factors

Our restricted cash, restricted cash equivalents and restricted certificates of deposit balances were $0.5 million and $3.9 million as of December 31, 2025 and 2024, respectively. Restricted deposits of $0.3 million as of each of December 31, 2025 and 2024 relate to a customer deposit for purchase of railcars. There were no restricted deposits as of December 31, 2025 and $0.2 million of restricted deposits as of December 31, 2024 that were used to collateralize standby letters of credit with respect to certain performance guarantees. The standby letters of credit outstanding as of December 31, 2025 are a requirement as long as the performance guarantees are in place. Restricted deposits of $0.2 million and $0.1 million as of December 31, 2025 and 2024, respectively, are used to collateralize the corporate card program. There were no restricted deposits as of December 31, 2025 and $3.3 million of restricted deposits as of December 31, 2024 that were used to collateralize foreign currency derivative contracts.

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

Benefits under our pension plan are frozen and will not be impacted by increases due to future service and compensation increases. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension obligations and expected return on pension plan assets. As of December 31, 2025, our benefit obligation under our defined benefit pension plan was $10.3 million, which exceeded the fair value of plan assets by $1.3 million. A contribution of $7 thousand was made to our defined benefit pension plan during 2025. As of December 31, 2025, the Company expects to make contributions of approximately $0.7 million to its pension plan in 2026 to meet its minimum funding requirements. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates.

Cash Flows

The following table summarizes our net cash provided by or used in operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$34,776	$44,933
Investing activities	(9,140)	(5,019)
Financing activities	(5,791)	(36,024)
Total	$19,845	$3,890

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

Our net cash provided by operating activities for the year ended December 31, 2025 was $34.8 million compared to $44.9 million for the year ended December 31, 2024. Our net cash provided by operating activities for the year ended December 31, 2025 reflects changes in working capital, including an increase in accounts and contractual payables of $10.8 million. The increase in accounts payable relates to purchases of raw materials on hand as of December 31, 2025 to be used in the production and delivery of railcars in 2025 and 2026. Our net cash provided by operating activities for the year ended December 31, 2024 reflects changes in working capital, including a decrease in inventory of $54.9 million, offset by a decrease in accounts payable of $38.3 million and increase in accounts receivable of $6.1 million, all of which correlate directly with the increase in deliveries in 2024.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2025 was $9.1 million and included cash paid in connection with our acquisition of CRC, a leading distributor of railcar components, net of cash received of $6.3 million and capital expenditures of $3.4 million related to the enhancement of machinery and equipment on current production lines of the Manufacturing Facility. Net cash used in investing activities for the year ended December 31, 2024 was $5.0 million primarily as a result of capital expenditures related to the enhancement of machinery and equipment on the current production lines.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2025 was $5.8 million, which included repayments on term loan of $2.9 million, deferred financing costs of $1.3 million, principal payments on the finance lease of $1.2 million, and employee stock settlements of $0.5 million. Net cash used in financing activities for the year ended December 31, 2024 was $36.0 million and included proceeds from issuance of the Term Loan of $115.0 million, offset by deferred financing costs of $6.1 million, redemption of preferred shares of $85.4 million, dividends paid of $27.9 million, net repayments on revolving line of credit of $29.4 million, and principal payments on the finance lease of $2.1 million.

Capital Expenditures

Our capital expenditures were $3.4 million for the year ended December 31, 2025 and primarily related to the enhancement of machinery and equipment on current production lines at the Manufacturing Facility. Our capital expenditures were $5.0 million for the year ended December 31, 2024, a decrease year over year primarily due to the deferral of certain projects to 2026. We anticipate capital expenditures during 2026 to be approximately $7.0 million to $10.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include useful lives of long-lived assets, warranty accruals, pension benefit assumptions, evaluation of long-lived assets and right-of-use assets and the valuation of deferred taxes. Actual results could differ from those estimates.

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

Pensions and Post-Retirement Benefits

We historically provided pension and retiree welfare benefits to certain salaried and hourly employees upon their retirement. Benefits under our pension plan are now frozen and will not be impacted by increases due to future service and compensation expense. The most significant assumptions used in determining our net periodic benefit costs are the discount rate used on our pension and post-retirement welfare obligations and expected return on pension plan assets.

In 2025, we assumed that the expected long-term rate of return on pension plan assets would be 3.00%. As permitted under ASC 715, Compensation - Retirement Benefits, the assumed long-term rate of return on assets is applied to the fair value of assets. We review the expected return on plan assets annually and would revise it if conditions should warrant. A change of one hundred basis points in the expected long-term rate of return on plan assets would have the following effect for the year ended December 31, 2025:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ (90)	$ 90

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liability. The discount rate is an estimate of the current interest rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. As of December 31, 2025, we determined this rate on our pension plan to be 5.46%, a decrease of 0.21% from the 5.67% rate used as of December 31, 2024. A change of one hundred basis points in the discount rates used during the year ended December 31, 2025 would have the following effect:

	1% Increase	1% Decrease
(in thousands)
Effect on net periodic benefit cost	$ 3	$ (7)

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for United States plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations as of December 31, 2025.

For each of the years ended December 31, 2025 and 2024, we recognized consolidated pre-tax pension benefit cost of $0.4 million, respectively. We may be required to make a contribution to our pension plan in 2026 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates. The Pension Protection Act of 2006 provided for changes to the method of valuing pension plan assets and liabilities for funding purposes as well as requiring minimum funding levels. Our defined benefit pension plan is in compliance with minimum funding levels established in the Pension Protection Act. Funding levels will be affected by future contributions, investment returns on plan assets, growth in plan liabilities and interest rates. Once the plan is “Fully Funded” as that term is defined within the Pension Protection Act, we will be required to fund the ongoing growth in plan liabilities on an annual basis. We anticipate funding any required pension contributions with cash from operations.

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

During the year ended December 31, 2025, we released the majority of the valuation allowance in the United States on federal and state deferred tax assets. As of December 31, 2025, we had deferred tax assets of $78.2 million for which there was a valuation allowance of $13.7 million and we had total deferred tax liabilities of $11.5 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FreightCar America, Inc.

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of FreightCar America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), mezzanine equity and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Change in accounting principle

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company has adopted new accounting guidance in 2025 related to income tax disclosures due to the adoption of ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The adoption was retrospectively applied to 2024.

Basis for opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Realizability of deferred tax assets

As described further in Note 16 to the financial statements, the Company released $53.3 million of its previously recorded valuation allowance against U.S. deferred tax assets, primarily related to federal net operating loss carryforwards, during the quarter ended June 30, 2025. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company considered the achievement of positive operating results in 2024, the transition to a three-year cumulative income position by the end of 2025, and the indefinite carryforward period of federal NOLs as significant positive evidence that the U.S. deferred tax assets will be realized. Management determined that the positive evidence outweighed the negative evidence, including historical cumulative losses, and supported the release of a significant portion of the valuation allowance. We identified the accounting for the partial release of the Company’s U.S. valuation allowance as a critical audit matter.

The principal consideration for our determination that the partial release of the valuation allowance is a critical audit matter is that auditing management’s assessment of the realizability of the Company’s deferred tax assets involved subjective auditor judgment and the assistance of individuals with specialized skills and knowledge in the evaluation of the weighting of the available positive and negative evidence supporting the release of the Company’s valuation.

Our audit procedures related to the partial release of the valuation allowance included the following, among others:

•
We analyzed the significant assumptions used related to estimates of future taxable income, including forecasted revenue and taxable income, by comparing them to historical performance and the terms of the Company’s existing contractual agreements with its customers.
•
With the assistance of professionals with specialized skills and knowledge, we evaluated (1) the application of tax laws in the Company’s scheduling of the release of existing taxable temporary differences and carryforward amounts and (2) the ability to utilize the deferred tax assets.
•
We evaluated the appropriateness of the timing and magnitude of the valuation allowance release and evaluated the relevant disclosures in the financial statements.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 9, 2026

FreightCar America, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$64,295	$44,450
Accounts receivable, net of allowance for credit losses of $121 and $47, respectively	12,443	12,506
VAT receivable	6,097	3,851
Inventories, net	68,295	75,281
Assets held for sale	—	629
Prepaid expenses and other current assets	8,875	8,314
Total current assets	160,005	145,031
Property, plant and equipment, net	30,969	30,107
Right of use asset operating lease	40,281	2,423
Right of use asset finance lease	—	45,081
Intangibles, net	4,877	300
Deferred income taxes	52,970	1,024
Other long-term assets	947	250
Total assets	$290,049	$224,216
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$55,671	$49,574
Accrued payroll and other employee costs	7,120	6,286
Accrued warranty	2,050	2,389
Deferred revenue	539	8,556
Current portion of long-term debt	9,728	2,875
Lease liability operating lease, current	1,888	519
Lease liability finance lease, current	—	1,256
Other current liabilities	8,601	9,370
Total current liabilities	85,597	80,825
Long-term debt, net of current portion	97,514	105,540
Warrant liability	168,529	136,319
Accrued pension costs	1,256	1,073
Lease liability operating lease, long-term	43,233	2,645
Lease liability finance lease, long-term	—	46,678
Other long-term liabilities	1,333	1,409
Total liabilities	397,462	374,489
Commitments and contingencies - Note 18
Stockholders’ deficit
Preferred stock, $0.01 par value, 2,500,000 shares authorized (100,000 shares each designated as Series A voting and Series B non-voting, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,091,736 and 18,960,608 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	221	221
Additional paid-in capital	72,557	69,404
Accumulated other comprehensive income	2,324	721
Accumulated deficit	(182,515)	(220,619)
Total stockholders’ deficit	(107,413)	(150,273)
Total liabilities and stockholders’ deficit	$290,049	$224,216

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Year Ended
	December 31,
	2025	2024

Revenues	$500,991	$559,425
Cost of sales	427,798	492,383
Gross profit	73,193	67,042
Selling, general and administrative expenses	39,273	32,915
Litigation settlement	—	(3,214)
Operating income	33,920	37,341
Interest expense	(17,560)	(6,850)
Loss on change in fair market value of Warrant liability	(32,210)	(99,518)
Other income (expense)	4,978	(952)
Loss before income taxes	(10,872)	(69,979)
Income tax (benefit) provision	(48,976)	5,838
Net income (loss)	$38,104	$(75,817)
Net earnings (loss) per common share - basic	$1.16	$(3.12)
Net earnings (loss) per common share - diluted	$1.09	$(3.12)
Weighted average common shares outstanding – basic	31,806,004	30,726,916
Weighted average common shares outstanding – diluted	33,788,463	30,726,916

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2025	2024

Net income (loss)	$38,104	$(75,817)
Other comprehensive income (loss), net of tax:
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	161	358
Other comprehensive income (loss) before reclassifications:
Unrealized gain on commodity swap derivatives	116	—
Unrealized gain (loss) on foreign currency derivatives	2,724	(2,527)
Amounts reclassified from accumulated other comprehensive income (loss):
(Gain) on commodity swap derivatives reclassified into cost of sales	(116)	—
(Gain) loss on foreign currency derivatives reclassified into cost of sales	(1,282)	525
Comprehensive income (loss)	$39,707	$(77,461)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(In thousands, except for share data)

	FreightCar America Stockholders
						Accumulated
	Mezzanine Equity				Additional	Other		Total
	Series C Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	85,412	$83,458	17,903,437	$210	$94,067	$2,365	$(142,848)	$(46,206)
Net loss	-	-	-	-	-	-	(75,817)	(75,817)
Other comprehensive loss	-	-	-	-	-	(1,644)	-	(1,644)
Accretion of Series C preferred shares issuance costs	-	1,954	-	-	-	-	(1,954)	(1,954)
Redemption of Series C preferred shares	(85,412)	(85,412)	-	-	-	-	-	-
Dividends declared on Series C preferred shares	-	-	-	-	(27,863)	-	-	(27,863)
Restricted stock awards	-	-	774,796	8	(8)	-	-	-
Employee stock settlement	-	-	(14,615)	-	(40)	-	-	(40)
Forfeiture of restricted stock awards	-	-	(106,790)	(1)	1	-	-	-
Exercise of stock option and appreciation rights	-	-	403,780	4	137	-	-	141
Stock-based compensation recognized	-	-	-	-	3,110	-	-	3,110
Balance, December 31, 2024	-	$-	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)

Balance, December 31, 2024	-	$-	18,960,608	$221	$69,404	$721	$(220,619)	(150,273)
Net income	-	-	-	-	-	-	38,104	38,104
Other comprehensive income	-	-	-	-	-	1,603	-	1,603
Restricted stock awards	-	-	195,975	2	(2)	-	-	-
Employee stock settlement	-	-	(50,010)	(1)	(486)	-	-	(487)
Forfeiture of restricted stock awards	-	-	(50,326)	(1)	1	-	-	-
Exercise of stock options and appreciation rights	-	-	35,489	-	10	-	-	10
Stock-based compensation recognized	-	-	-	-	3,630	-	-	3,630
Balance, December 31, 2025	-	$-	19,091,736	$221	$72,557	$2,324	$(182,515)	$(107,413)

See Notes to Consolidated Financial Statements.

FreightCar America, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$38,104	$(75,817)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	6,209	5,763
Non-cash lease expense on right of use assets	3,487	3,013
Loss on change in fair market value for Warrant liability	32,210	99,518
Stock-based compensation recognized	3,630	3,110
Bargain purchase gain	(2,087)	—
Deferred income taxes	(51,946)	—
Other non-cash items, net	3,729	548
Changes in operating assets and liabilities:
Accounts receivable	1,367	(6,098)
VAT receivable	(2,397)	(784)
Inventories	2,799	54,962
Accounts and contractual payables	10,838	(38,365)
Income taxes payable, net	(4,623)	(359)
Lease liability	(1,148)	(3,517)
Other assets and liabilities	(5,396)	2,959
Net cash flows provided by operating activities	34,776	44,933
Cash flows from investing activities
Acquisitions, net of cash acquired	(6,349)	—
Purchase of property, plant and equipment	(3,376)	(5,019)
Proceeds from sale of assets held for sale, net of selling costs	585	—
Net cash flows used in investing activities	(9,140)	(5,019)
Cash flows from financing activities
Redemption of preferred shares	—	(85,412)
Dividends paid	—	(27,863)
Proceeds from issuance of long-term debt	—	115,000
Deferred financing costs	(1,336)	(6,149)
Borrowings on revolving line of credit	15,000	26,972
Repayments on revolving line of credit	(15,000)	(56,387)
Repayments on term loan	(2,875)	—
Employee stock settlement	(487)	(40)
Financing lease payments	(1,093)	(2,145)
Net cash flows used in financing activities	(5,791)	(36,024)
Net increase in cash and cash equivalents	19,845	3,890
Cash, cash equivalents and restricted cash equivalents at beginning of period	44,450	40,560
Cash, cash equivalents and restricted cash equivalents at end of period	$64,295	$44,450
Supplemental cash flow information
Interest paid	$13,850	$4,584
Income taxes paid	$7,634	$5,990
Change in unpaid construction in process	$13	$(264)
Contingent consideration recognized in connection with acquisition	$2,020	$—

See Notes to Consolidated Financial Statements.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Note 1 – Description of the Business

FreightCar America, Inc. (“FreightCar”) operates primarily in North America through its direct and indirect subsidiaries (collectively with FreightCar, the “Company”, “we”, “us”, or “our”), and designs and manufactures a wide range of railroad freight cars, completes railcar rebody and repair services, provides railcar conversion services that repurpose idled rail assets back into revenue service, and supplies railcar replacement parts and components for all railcar types. The Company designs and builds high-quality railcars, including boxcars, covered and open-top hopper cars, intermodal and non-intermodal flat cars, mill gondola cars, coil steel cars and coal cars. The Company is headquartered in Chicago, Illinois and has facilities in the following locations: Johnstown, Pennsylvania; Irwin, Pennsylvania; Orange, Texas; Qingdao, People’s Republic of China, Frontera, Coahuila, Mexico and Castaños, Coahuila, Mexico (the “Manufacturing Facility”).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FreightCar America, Inc. and all of its direct and indirect subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include useful lives of long-lived assets, allocation of the purchase price in business combinations, warranty accruals, pension benefit assumptions, stock compensation, evaluation of property, plant and equipment for impairment and the valuation of deferred taxes. Actual results could differ from those estimates.

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

Financial Instruments

Management estimates that all financial instruments (including cash equivalents, restricted cash and restricted certificates of deposit, accounts receivable, VAT receivable, accounts payable, foreign currency derivative asset, accrued expenses, and long-term debt) as of December 31, 2025 and 2024, have fair values that approximate their carrying values.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

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

Property, Plant and Equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation. Depreciation is provided using the straight-line method over the original estimated useful lives of the assets or lease term if shorter, which are as follows:

Description of Assets	Life
Buildings and improvements	8-40 years
Leasehold improvements	Shorter of estimated useful life or lease term
Machinery and equipment	3-7 years
Software	3-7 years

Intangible Assets

The Company capitalizes intangible assets obtained as a part of an acquisition. Our intangible assets consist of a trade name and customer relationships which are a result of the CRC acquisition. Intangible assets are amortized using the straight-line method over their useful lives, or the expected time that the economic benefits are consumed, which are as follows:

Description of Asset	Life
Trade name	5 years
Customer relationships	6 years

The Company regularly assesses whether intangible assets are impaired based on events or changes in circumstances that indicate that the carrying amount of the non-current asset might not be recoverable. If impairment indicators are more likely than not, we estimate the fair value using discounted cash flows to determine if they are less than the carrying value.

Long-Lived Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market price of an asset

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

group, a significant adverse change in the manner or extent in which an asset group is used, a current year operating loss combined with history of operating losses, or a current expectation that, more likely than not, a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Recoverability of the carrying value of the asset group is determined by comparing the carrying value of the asset group to total undiscounted future cash flows of the asset group. If the carrying value of the asset group is not recoverable, an impairment loss is measured based on the excess of the carrying amount of asset group over the estimated fair value of the asset group. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. There were no indicators of impairment present as of December 31, 2025.

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

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Year Ended
	December 31,
	2025	2024
Railcar sales	$473,541	$539,458
Aftermarket sales	27,135	18,241
Revenues from contracts with customers	500,676	557,699
Leasing revenues (1)	315	1,726
Total revenues	$500,991	$559,425

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

Due to the nature of its operations, the Company is subject to significant concentration of risks related to business with a few customers. Sales to the Company’s top three customers accounted for 26%, 20% and 13%, respectively, of revenues for the year ended December 31, 2025, all of which relate to the Manufacturing segment. Sales to the Company’s top three customers accounted for 13%, 9% and 9%, respectively, of revenues for the year ended December 31, 2024, all of which relate to the Manufacturing segment. Our railcar sales to customers outside the United States were $14,358 and $9,722 in 2025 and 2024, respectively. As of December 31, 2025, 32% of the accounts receivable balance of $12,443 reported on the consolidated balance sheet was receivable from one customer, and 15% and 11% were receivable from a second and third customer, respectively. As of December 31, 2024, 39% of the accounts receivable balance of $12,506 reported on the consolidated balance sheet was receivable from one customer, and 25% and 10% were receivable from a second and third customer, respectively.

Railcar Sales

Performance obligations are typically completed and revenue is recognized for the sale of new and rebuilt railcars when the finished railcar is transferred to a specified railroad connection point. In certain sales contracts, revenue is recognized when a certificate of acceptance has been issued by the customer and control has been transferred to the customer. At that time, the customer directs the use of, and obtains substantially all of the remaining benefits from, the asset. When a railcar sales contract contains multiple performance obligations, the Company allocates the transaction price to the performance obligations based on the relative stand-alone selling price of the performance obligation determined at the inception of the contract based on an observable market price, expected cost plus margin or market price of similar items. The Company treats shipping costs that occur after control is transferred as fulfillment costs. Accordingly, gross revenue is recognized, and shipping cost is accrued, when control transfers to the customer. Payment terms align with standard commercial practices. The Company does not provide discounts or rebates in the normal course of business.

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as an expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is generally one year or less.

Aftermarket Sales

The Company sells forged, cast and fabricated railcar parts and supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance. Performance obligations are satisfied, and the Company recognizes revenue, as applicable, when parts and supplies are shipped to customers, and when services are performed.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

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

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of December 31, 2025 and 2024. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits are classified as either current or long-term in the consolidated balance sheet based on the timing of when the Company expects to recognize the related revenue. Deferred revenue included in current liabilities in the Company’s consolidated balance sheets as of December 31, 2025, 2024 and 2023, was $539, $8,556 and $5,686, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $8,556 and $5,686 in revenue that was included in contract liabilities as of December 31, 2024 and 2023, respectively.

Accounts receivable represent sales of products to customers in the normal course of business. Accounts receivable are recognized net of an allowance for credit losses. Accounts receivable, net of allowance for credit losses of $18, was $6,408 as of January 1, 2024. The Company has not experienced significant historical credit losses.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations as of December 31, 2025 with expected duration of greater than one year of $57,843.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. Basic earnings (loss) per share attributable to common shareholders is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average common shares outstanding. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The calculation of diluted earnings per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of (1) the amount the employee must pay upon exercise of the award, and (2) the amount of unearned stock-based compensation costs attributed to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income from continuing operations, and accordingly, the Company excludes them from the calculation.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, where assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. The Company uses estimates and judgments in the fair value allocation process. The Company records goodwill in our consolidated balance sheet for the excess of the purchase price over the fair value of net assets acquired. When the purchase price exceeds the fair value of the net assets acquired, a bargain purchase gain is recorded in our consolidated statements of operations. Acquisition-related costs are expensed as incurred. For transactions that include potential future contingent consideration, we record a liability in our consolidated balance sheet on the date of acquisition equal to the fair value of the estimated consideration expected to be paid in the future.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which addresses investor requests for more transparency around income tax information. ASU 2023-09 requires additional information within the disclosures related to income tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-09 retrospectively for the Annual Report on Form 10-K for the year ended December 31, 2025. Prior year amounts have been reclassified to conform to current year presentation. The adoption had no material impact on the Company’s financial condition, results of operations, or cash flows. Refer to Note 16 - Income Taxes for additional details.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. ASU 2024-03 requires disclosure in the footnotes the following information at each interim and reporting period: tabular disclosure of amounts of specified natural expenses included in each relevant expense caption including, but not limited to, purchases of inventory, employee compensation, depreciation, intangible asset amortization; certain expense, gain, or loss amounts that are already required to be disclosed under US GAAP; qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of these expense categories. ASU 2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2024-03 requirements will be applied prospectively with the option of retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the new standard will have on its consolidated financial statements.

All recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company’s lease portfolio includes a manufacturing site, component and inventory warehouses and corporate offices. The remaining lease terms on the Company’s leases recorded on the consolidated balance sheet are between 1.5 and 14.8 years, most of which include options to extend the lease terms. The Company includes options to extend or terminate a lease within the lease term when it is reasonably possible the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

In December 2025, the Company and the lessors of the Manufacturing Facility amended the original lease to incorporate additional square footage into the lease. The modification resulted in a lease classification modification from finance to operating. All other leases are classified as operating leases.

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

Right of use assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. Right of use assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

information available at commencement date in determining the present value of lease payments. The Company revalued the incremental borrowing rates used in determining the present value of lease payment for the Manufacturing Facility lease as a result of the lease modifications in 2025 and 2024. Finance lease right of use asset amortization expense is recognized on a straight-line basis over the lease term, while interest expense on finance lease liabilities is recognized using the interest method.

The components of the lease costs were as follows:

	Year Ended December 31,
	2025	2024
Operating lease costs:
Fixed	$1,286	$634
Short-term	2,479	2,157
Total operating lease costs	$3,765	$2,791
Finance lease costs:
Amortization of leased assets	$2,406	$2,610
Interest on lease liabilities	3,552	3,061
Total finance lease costs	$5,958	$5,671
Total lease cost	$9,723	$8,462

Supplemental balance sheet information related to leases was as follows:
	December 31, 2025	December 31, 2024
Right of use assets:
Right of use asset operating lease	$40,281	$2,423
Right of use asset finance lease	-	45,081
Total	$40,281	$47,504

Lease liabilities:
Operating lease liabilities:
Current	$1,888	$519
Long-term	43,233	2,645
Total operating lease liabilities	$45,121	$3,164

Financing lease liabilities:
Current	$-	$1,256
Long-term	-	46,678
Total finance lease liabilities	$-	$47,934
Total	$45,121	$51,098

Supplemental cash flow information is as follows:
	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,346	$685
Operating cash flows for finance leases	3,552	3,061
Financing cash flows for finance leases	1,093	2,145
Total	$5,991	$5,891

Right of use assets obtained in exchange for new lease obligations:
Operating leases	$1,321	$-
Finance leases	(5,057)	7,414
Total	$(3,736)	$7,414

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The aggregate future lease payments for leases as of December 31, 2025 are as follows:

Operating leases
2026	$6,609
2027	6,436
2028	6,263
2029	5,800
2030	5,890
Thereafter	58,960
Total lease payments	89,958
Less: interest	(44,837)
Total	$45,121

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	14.3	6.3
Finance leases	-	15.8
Weighted average discount rate
Operating leases	10.81%	6.24%
Finance leases	-	7.28%

Note 4 – Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were recorded at fair value on a recurring basis and the Company’s non-financial assets that were recorded at fair value on a non-recurring basis.

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$437	$-	$437
Liabilities:
Warrant liability	$-	$168,529	$-	$168,529
Contingent consideration	$-	$-	$2,020	$2,020

Recurring Fair Value Measurements	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$136,319	$-	$136,319
Foreign currency derivative liability	$-	$1,396	$-	$1,396

Non-recurring Fair Value Measurements	During the Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$629	$629

The fair value of the Company’s Warrant (as defined in Note 12 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s Common Stock in an active market, exercise price ($0.01/share) and number of shares exercisable, as of December 31, 2025 and 2024, is a Level 2 measurement.

The fair value of the Company’s contingent consideration liability, related to the CRC acquisition and determined using projected financial results and a risk-adjusted discount rate, as of December 31, 2025, is a Level 3 measurement. See Note 7 - Acquisitions.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The fair value of the Company’s foreign currency forward contracts, determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of December 31, 2025 and 2024, in an active market, is a Level 2 measurement. See Note 8 - Derivatives.

The fair value of the Company's fleet of triple hopper aggregate railcars held for sale determined using a market-based appraisal, during the year ended December 31, 2024, is a Level 3 measurement. In April 2025, the Company sold the railcars in their current condition.

Note 5 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts, (ii) to collateralize standby letters of credit and (iii) to collateralize foreign currency derivative contracts. The carrying value of restricted cash approximates fair value.

The Company’s restricted cash balances are as follows:

	December 31,	December 31,
	2025	2024
Restricted cash from customer deposit	$281	$282
Restricted cash to collateralize standby letters of credit	-	197
Restricted cash to collateralize corporate card program	221	103
Restricted cash to collateralize foreign currency derivatives	-	3,300
Total restricted cash and restricted cash equivalents	$502	$3,882

Note 6 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$53,282	$47,340
Work in process	4,617	9,323
Finished railcars	80	12,640
Parts inventory	10,316	5,978
Total inventories, net	$68,295	$75,281

Inventory on the Company’s consolidated balance sheets includes reserves of $950 and $1,852 relating to excess or slow-moving inventory for parts and raw materials as of December 31, 2025 and 2024, respectively.

Note 7 – Acquisitions

On December 19, 2025 (the “Closing Date”), we acquired Carly Railcar Components, LLC (“CRC”) pursuant to the Equity Purchase Agreement (the “CRC Agreement”). CRC is a leading distributor of railcar components that aligns with our aftermarket distribution business. The transaction was structured as an equity purchase. Following the acquisition, CRC continued operations as a wholly owned subsidiary of the Company. Total consideration for the acquisition included $6,500 in cash paid at closing, $651 of indebtedness assumed and settled at closing, and a $500 holdback liability, each net of contractual net working capital and other purchase price adjustments. The agreement also provides for potential earnout payments contingent upon future revenue and gross margin performance.

Contingent Consideration

The earnout provisions included in the CRC Agreement are based on CRC’s revenue and gross margin performance for calendar years 2026 and 2027. We recorded contingent consideration of $2,020 within our consolidated balance sheets to reflect these earnout provisions with $1,070 classified as short-term and $950 as long-term. In accordance with ASC 805, Business Combinations, the contingent consideration was measured at fair value as of the acquisition date. Because it is cash-settled, it was classified as a liability, will be subsequently re-measured at fair value for each reporting period with changes in value recognized in earnings, and is classified within Level 3 of the fair value hierarchy under ASC 820, Fair Value Measurement, due to the use of significant unobservable inputs,

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

including projected revenues, gross margin forecasts and a risk-adjusted discount rate. The maximum consideration to be paid is $3,000.

Purchase Price Allocation

We accounted for this transaction as a business combination, where the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value as of the acquisition date. The Company recognized a bargain purchase gain of $2,087 in connection with the acquisition of CRC, representing the excess of the fair value of identifiable net assets acquired over the aggregate amount transferred. In accordance with ASC 805, Business Combinations, the Company reassessed the identification and measurement of the assets acquired and liabilities assumed prior to recognizing the gain. The bargain purchase gain is included in other income (expense) in our consolidated statements of operations for the year ended December 31, 2025. The bargain purchase gain reflects the negotiated terms of the transaction and the competitive dynamics of the sales process. A portion of the gain also reflects the initial fair value measurement of the contingent consideration, which was recorded at its estimated acquisition-date fair value.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date. The allocation is the Company’s best estimate and is preliminary because adjustments to working capital have not been finalized. The Company expects to complete the purchase price allocation within the measurement period, which is one year after the acquisition date.

(In thousands)
Assets:
Cash and cash equivalents	$802
Accounts receivable	1,304
Inventory	2,515
Property, plant and equipment	3,720
Trade name	200
Customer relationships	4,400
Total assets acquired	12,941

Liabilities:
Accounts payable	1,029
Other current liabilities	154
Total liabilities assumed	1,183
Net assets acquired	11,758
Gain on bargain purchase	(2,087)
Total consideration transferred	$9,671

The Company incurred acquisition-related costs of $328 that were expensed as incurred and included within selling, general and administrative expenses on our consolidated statements of operations. The Company also obtained $4,857 of tax-deductible goodwill as a result of the transaction.

Pro Forma

The following table presents unaudited pro forma results of operations for the Company as if the CRC acquisition had occurred on January 1, 2025.

Pro Forma Combined
Pro forma revenues	$514,984
Pro forma net income	$39,363

Note 8 – Derivatives

The Company’s operations and expenditures in its normal course of business are subject to opportunities and risks related to foreign currency and commodity price fluctuations. From time to time, the Company utilizes foreign currency forward contracts to hedge

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Mexican Peso denominated expenses against exchange rate volatility, and commodity swap contracts to hedge anticipated and probable commodity price fluctuations.

Since 2023, the Company has entered into foreign currency forward contracts with terms between one and 12 months, which require the Company to exchange currencies at agreed-upon rates at each settlement date. In May 2025, the Company entered into a series of commodity swap contracts with terms between one and three months. The counterparties to both types of contracts consist of a limited number of major domestic and international financial institutions. The Company classifies these contract types as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The Company does not have any non-designated derivatives. The Company assesses the assumed effectiveness of the contracts at each reporting period. The derivative instruments are recorded on the balance sheets at fair value. The Company records unrealized gains or losses related to changes in the fair value of the derivative instruments in other comprehensive income (loss) as long as the contracts are assumed to be effective. Amounts accumulated in other comprehensive income (loss) are reclassified to the consolidated statements of operations on the same line as the items being hedged when the hedged item impacts earnings or upon determination that the contract is no longer assumed to be effective. For further information on derivative instrument activity within accumulated other comprehensive income, see Note 14 - Accumulated Other Comprehensive Income.

The notional amounts of outstanding derivative instruments are as follows:

	December 31,	December 31,
Notional Amount	2025	2024
Derivative instruments designated as hedges:
Foreign currency derivatives	$16,736	$8,780

The fair value of outstanding foreign currency derivatives designated as hedges are as follows:

	December 31,	December 31,
Fair Value	2025	2024
Prepaid expenses and other current assets:
Foreign currency derivatives	$437	$-
Other current liabilities:
Foreign currency derivatives	$-	$1,396

The pre-tax realized (gains) losses on commodity swap and foreign currency derivatives are recognized in the consolidated statements of operations as follows:

		Amount of (Gain)/Loss Recognized
		Year Ended December 31,
	Location of Realized (Gain)/Loss Recognized in the Consolidated Statements of Operations	2025	2024
Derivative instruments designated as cash flow hedges:
Commodity swap derivatives	Cost of sales	$(148)	$-
Foreign currency derivatives	Cost of sales	$(1,630)	$525

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Note 9 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2025	2024

Land	$930	$-
Buildings and improvements	1,562	242
Leasehold improvements	8,473	7,970
Machinery and equipment	58,738	54,158
Software	9,297	9,206
Construction in process	204	720
Total cost	79,204	72,296
Less: Accumulated depreciation and amortization	(48,235)	(42,189)
Total property, plant and equipment, net	$30,969	$30,107

Depreciation expense for the years ended December 31, 2025 and 2024, was $6,186 and $5,763, respectively.

Note 10 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the years ended December 31, 2025 and 2024, are as follows:

	For the Year Ended December 31,
	2025	2024

Balance at the beginning of the period	$2,389	$1,602
Current year provision	477	1,461
Reductions for payments, costs of repairs and other	(1,661)	(392)
Adjustments to prior warranties	845	(282)
Balance at the end of the period	$2,050	$2,389

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 11 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Term loan	$112,125	$115,000
Less term loan deferred financing costs	(4,883)	(6,585)
Total debt, net of deferred financing costs	107,242	108,415
Less amounts due within one year	(9,728)	(2,875)
Long-term debt, net of current portion	$97,514	$105,540

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

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

The Term Loan bears interest at the Term SOFR rate, with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 10.30% as of December 31, 2025.

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

Extensions of credit under the ABL are subject to availability under a borrowing base comprised of various percentages of the value of eligible inventory and accounts receivable, which also serves as collateral for borrowings under the ABL. The ABL contains both affirmative and negative covenants, as well as certain financial covenants that are triggered if the availability drops below a certain level. These financial covenants remain in effect as long as the availability stays below that level. The Company is in compliance with such covenants as of December 31, 2025. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%.

As of December 31, 2025, the ABL bears interest at 5.5% and the Company had borrowing availability of $24,911, of which $452 was reserved for the movement in mark to market valuation of our foreign currency derivatives and $197 was reserved to collateralize standby letters of credit for an office lease security deposit. The Company incurred $874 in deferred financing costs that are presented as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of December 31, 2025. There have been no significant changes in the Company’s credit risk or the relevant market spreads since origination.

Estimated annual maturities of long-term debt, including the current portion as of December 31, 2025, are as follows:

2026	9,728
2027	2,875
2028	99,522
2029	-
2030	-
2031 and Thereafter	-
$112,125

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,614,145 and 9,626,968 shares of Common Stock as of December 31, 2025 and December 31, 2024, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,090,032 and 2,092,819 shares of Common Stock as of December 31, 2025 and December 31, 2024, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,090,032 and 2,092,819 shares of Common Stock as of December 31, 2025 and December 31, 2024, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of December 31, 2025, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant as of December 31, 2025 and December 31, 2024 was $168,529 and $136,319, respectively. The change in fair value of the Warrant is reported on a separate line in the consolidated statements of operations.

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

On December 31, 2024, the Company used the proceeds from the Term Loan to redeem all outstanding shares of Preferred Stock. The Preferred Stock was redeemed at $1,000 per share, for a total redemption price of $113,275, including accrued dividends of $27,863. For further information on the Term Loan, see Note 11 - Debt Financing and Credit Facilities. The Company accelerated any unamortized issuance costs upon redemption, recognizing discount amortization of $1,954 for the year ended December 31, 2024.

Note 14 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Year ended December 31, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$206	$(45)	$161
Other comprehensive gain before reclassifications:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	3,463	(739)	2,724
Amounts reclassified from accumulated other comprehensive income:
(Gain) on commodity swap derivatives reclassified into cost of sales	(148)	32	(116)
(Gain) on foreign currency derivatives reclassified into cost of sales	(1,630)	348	(1,282)
	$2,039	$(436)	$1,603

Year ended December 31, 2024	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$358	$-	$358
Other comprehensive loss before reclassifications:
Unrealized loss on foreign currency derivatives	(2,527)	-	(2,527)
Amounts reclassified from accumulated other comprehensive income:
Loss on foreign currency derivatives reclassified into cost of sales	525	-	525
	$(1,644)	$-	$(1,644)

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The components of accumulated other comprehensive income consist of the following:

	December 31,	December 31,
	2025	2024
Unrecognized pension income, net of tax of $6,237 and $6,282, respectively	$2,278	$2,117
Unrealized gain (loss) on foreign currency derivatives, net of tax of $528 and $0, respectively	46	(1,396)
	$2,324	$721

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

The changes in benefit obligation, change in plan assets and funded status as of December 31, 2025 and 2024, are as follows:

	Pension Benefits
	2025	2024
Change in benefit obligation
Benefit obligation – Beginning of year	$10,417	$11,393
Interest cost	529	535
Actuarial gain	(1)	(821)
Benefits paid	(677)	(690)
Benefit obligation – End of year	10,268	10,417
Change in plan assets
Plan assets – Beginning of year	9,345	10,347
Return on plan assets	337	(312)
Employer contributions	7	-
Benefits paid	(677)	(690)
Plan assets at fair value – End of year	9,012	9,345
Funded status of plan – End of year	$(1,256)	$(1,072)

	Pension Benefits
	2025	2024
Amounts recognized in the Consolidated Balance Sheets
Non-current liabilities	(1,256)	(1,072)
Net amount recognized as of December 31	$(1,256)	$(1,072)

Amounts recognized in accumulated other comprehensive income but not yet recognized in earnings as of December 31, 2025 and 2024, are as follows:

	Pension Benefits
	2025	2024

Net actuarial loss	$3,975	$4,174

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Components of net periodic benefit cost for the years ended December 31, 2025 and 2024, are as follows:

	Pension Benefits
	2025	2024
Components of net periodic benefit cost
Interest cost	$529	$535
Expected return on plan assets	(270)	(300)
Amortization of unrecognized net loss	130	145
Total net periodic benefit cost	$389	$380

The increase in accumulated other comprehensive income (pre-tax) for the years ended December 31, 2025 and 2024, are as follows:

	Pension Benefits
	2025	2024
Net actuarial gain	$(76)	$(213)
Amortization of:
Net actuarial loss	(130)	(145)
Total recognized in accumulated other comprehensive income	$(206)	$(358)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2025:

Pension Benefits

2026	797
2027	728
2028	753
2029	755
2030	768
2031 through 2035	3,774

As of December 31, 2025, the Company expects to make contributions of approximately $667 to its pension plan in 2026 to meet its minimum funding requirements.

The assumptions used to determine end of year benefit obligations are shown in the following table:

	Pension Benefits
	2025	2024
Discount rates	5.46%	5.67%

The discount rate is determined using a yield curve model that uses yields on high quality corporate bonds (AA rated or better) to produce a single equivalent rate. The yield curve model excludes callable bonds except those with make-whole provisions, private placements and bonds with variable rates.

In October 2021, the Society of Actuaries issued base mortality table Pri-2012 which is split by retiree and contingent survivor tables and includes mortality improvement assumptions for United States plans, scale (MP-2021 with COVID adjustment), which reflects additional data that the Social Security Administration has released since prior assumptions (MP-2020) were developed. The Company used the base mortality table Pri-2012 projected generationally using a modified MP-2021 with Endemic COVID adjustment for purposes of measuring its pension obligations as of December 31, 2025.

The 2025 actuarial gain was $1. The 2024 actuarial gain of $821 was driven by mortality improvement scale MP-2021 with Endemic COVID adjustment to reflect anticipated slow recovery from COVID.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The assumptions used in the measurement of net periodic cost are shown in the following table:

	Pension Benefits
	2025	2024
Discount rate for benefit obligations	5.67%	5.01%
Expected return on plan assets	3.00%	3.00%
Rate for interest on benefit obligations	5.39%	4.91%
Discount rate for service cost	N/A	N/A

The Company’s pension plan’s weighted average asset allocations as of December 31, 2025 and 2024, and target allocations for 2026, by asset category, are as follows:

	December 31,		Target Allocation
	2025	2024	2026
Asset Category
Cash and cash equivalents	0.60%	1.50%	0% - 5%
Equity securities	0%	0%	0%
Fixed income securities	99.40%	98.50%	95%-100%
Real estate	0%	0%	0%
	100%	100%	100%

The basic goal underlying the pension plan investment policy is to ensure that the assets of the plans, along with expected plan sponsor contributions, will be invested in a prudent manner to meet the obligations of the plans as those obligations come due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements in any one market. The Company’s investment strategy is to manage the risk of plan investments with less volatile assets, such as fixed-income securities. Investment practices must comply with the requirements of ERISA and any other applicable laws and regulations. The Company, in consultation with its investment advisors, has determined a targeted allocation of invested assets by category and it works with its advisors to reasonably maintain the actual allocation of assets near the target. The long term return on assets was estimated based upon historical market performance, expectations of future market performance for debt and equity securities and the related risks of various allocations between debt and equity securities. Numerous asset classes with differing expected rates of return, return volatility and correlations are utilized to reduce risk through diversification.

The Company’s pension plan assets are invested in mutual funds for each fund classification. The following table presents the fair value of pension plan assets classified under the appropriate level of the ASC 820, Fair Value Measurement, fair value hierarchy as of December 31, 2025 and 2024. For further information on the fair value hierarchy, see Note 2 - Summary of Significant Accounting Policies.

Pension Plan Assets	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$8,954	$-	$-	$8,954
Cash and equivalents	58	-	-	58
Total	$9,012	$-	$-	$9,012

Pension Plan Assets	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual funds:
Fixed income funds	$9,207	$-	$-	$9,207
Cash and equivalents	138	-	-	138
Total	$9,345	$-	$-	$9,345

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The Company also maintains qualified defined contribution plans, which provide benefits to their employees based on employee contributions and employee earnings, with discretionary contributions allowed. Expenses related to these plans were $428 and $360 for the years ended December 31, 2025 and 2024, respectively.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Note 16 - Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require changes to certain annual income tax disclosures and are effective for FreightCar's annual reporting periods beginning January 1, 2025. As such, the impacted disclosures for 2025 are reflected below in accordance with the updated requirements. These updates require, among other changes, (i) the use of specific categories and enhanced presentation within the income tax rate reconciliation, (ii) greater disaggregation of disclosures about income taxes paid, and (iii) more detailed disclosure of income tax expense. As allowed under the ASU, the Company has applied these changes retroactively. The amendments in this update did not affect the recognition, measurement, or financial statement presentation of income taxes.

The components of the loss before income taxes for the Company’s domestic and foreign operations are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(3,687)	$(73,974)
Foreign	(7,185)	3,995
Loss before income taxes	$(10,872)	$(69,979)

The provision for income taxes for the periods indicated includes current and deferred components as follows:

	Year Ended December 31,
	2025	2024
Current Tax Provision
Federal	$1,084	$567
Foreign	2,100	4,978
State	221	213
Total Current Tax Provision	3,405	5,758
Deferred Tax Provision (Benefit)
Federal	(48,159)	1
Foreign	(3,994)	77
State	(228)	2
Total Deferred Tax Provision (Benefit)	(52,381)	80
Total Tax Provision	$(48,976)	$5,838

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The provision for income taxes for the periods indicated differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Statutory United States federal income tax rate	$(2,283)	21.00%	$(14,696)	21.00%
State and local income taxes, net of Federal income tax effect(1)	(6)	0.06%	169	(0.24)%
Foreign rate differential
Mexico
Statutory tax rate difference between Mexico and United States	(258)	2.37%	1,217	(1.74)%
Non-deductible interest expense	219	(2.01)%	1,313	(1.88)%
Non-deductible expenses	673	(6.19)%	456	(0.65)%
Deferred adjustments	(170)	1.56%	389	(0.56)%
Return to provision adjustment	(440)	4.05%	412	(0.59)%
Foreign exchange rate revaluation	(386)	3.55%	147	(0.21)%
Other	(91)	0.84%	225	(0.32)%
Other foreign jurisdictions	67	(0.62)%	59	(0.08)%
Effect of cross-border tax laws	(33)	0.30%	-	0.00%
Valuation allowance	(53,303)	490.26%	(4,625)	6.61%
Nontaxable or nondeductible Items
Nondeductible mark to market adjustment	6,764	(62.21)%	20,899	(29.86)%
Nondeductible stock compensation - Section 162(m)	356	(3.27)%	50	(0.07)
Other permanent differences	16	(0.15)%	(31)	0.04%
Other adjustments	(101)	0.92%	(146)	0.21%
Effective income tax rate	$(48,976)	450.46%	$5,838	(8.34)%

(1) State taxes in Texas, Illinois, and Nebraska made up greater than 50 percent of the tax effect in this category.

The increase in effective tax rate from 2024 to 2025 was primarily due to the release of the majority of the valuation allowance previously recorded against U.S. federal deferred tax assets in 2025.

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

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Components of deferred tax assets (liabilities) consisted of the following:

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Accrued post-retirement and pension benefits	$201	$-	$634	$-
Intangible assets	-	19	-	(36)
Accrued expenses	3,576	-	2,099	-
Prepaid expenses	-	(823)	-	(1,231)
Inventory valuation	524	-	585	-
Property, plant and equipment and railcars on operating leases	-	1,093	-	(219)
Net operating loss	48,529	-	53,163	-
Interest carryforwards	7,932	-	8,059	-
Credit carryforwards	2,016	-	2,016	-
Stock-based compensation expense	2,110	-	2,058	-
Other	44	-	-	-
Right of use asset	-	(11,810)	-	(14,055)
Lease liability	13,244	-	15,080	-
	78,176	(11,521)	83,694	(15,541)
Valuation Allowance	(13,685)	-	(67,129)	-
Deferred tax assets (liabilities)	$64,491	$(11,521)	$16,565	$(15,541)
(Decrease) increase in valuation allowance	$(53,444)		$(4,511)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, the Company's U.S. federal results have switched from a three-year cumulative loss position to a three-year cumulative income position when considering pretax book income and permanent items, allowing the Company to utilize forecasts of future profits as a source of income when evaluating the overall need for a valuation allowance. During the second quarter of 2025, due to cumulative income in recent years, management concluded that certain deferred tax asset balances for federal and state jurisdictions are realizable, which is the primary reason for the $53,444 total decrease in valuation allowance during 2025. Certain individual tax attributes still require a valuation allowance based on expected utilization.

The Company has certain pretax state net operating loss carryforwards of $207,949 which will expire between 2026 and 2044, for which a full valuation allowance has been recorded. The Company also has federal net operating loss carryforwards, tax credits (which will begin to expire in 2032, and for which a full valuation allowance has been recorded), and interest carryforwards of $176,741, $2,016 and $36,288, respectively.

No deferred taxes have been provided for any outside basis differences in foreign subsidiaries. Any undistributed foreign earnings are permanently reinvested and needed in the local jurisdictions for operations in China and Mexico.

The Company does not have any unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate as of December 31, 2025 and 2024. As there are no unrecognized tax benefits for the years ended December 31, 2025 and 2024, the Company has zero penalties or interest accrued as of December 31, 2025 and 2024, respectively. The Company records interest and penalties as a component of income tax expense.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The Company and/or its subsidiaries file income tax returns with the United States federal government and in various state and foreign jurisdictions. A summary of tax years that remain subject to examination is as follows:

Jurisdiction	Earliest Year
United States Federal	2018
States:
Pennsylvania	2007
Texas	2021
Illinois	2010
Virginia	2022
Colorado	2010
Indiana	2022
Nebraska	2016
Alabama	2017
Georgia	2022
South Carolina	2022
Foreign:
China	2022
Mexico	2020

Components of cash paid for income taxes, net of refunds, were as follows:

	Year Ended December 31,
	2025	2024
United States federal taxes	$3,156	$65
State taxes	225	89
Foreign
Mexico	4,253	5,836
Total	$7,634	$5,990

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

The Company has 5,804,977 shares of Common Stock reserved for general use issuance under the 2022 Plan, of which 2,855,960 were available for issuance as of December 31, 2025. Under the 2022 Plan, 2,132,113 shares of Common Stock have been reserved for issuance for settlement of stock appreciation rights outstanding, of which 1,794,260 were available for issuance as of December 31, 2025.

Stock Options

Time-Vested Options

The Company recognizes stock-based compensation expense for time-vested stock option awards based on the fair value of the award on the grant date using the Black-Scholes option valuation model. Expected life in years for time-vested stock option awards was determined using the simplified method. The Company believes that it is appropriate to use the simplified method in determining the expected life for time-vested stock options because the Company does not have sufficient historical exercise data to provide a

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

reasonable basis upon which to estimate the expected term for time-vested stock options. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the United States Treasury bond rate for the expected life of the option. The expected dividend yield was based on the latest annualized dividend rate and the current market price of the underlying Common Stock on the date of the grant.

Grant date fair values of time-vested stock option awards were estimated using the Black-Scholes option valuation model with the following assumptions:

				Expected	Risk Free	Grant Date
			Expected	Dividend	Interest	Fair Value
Grant Year	Grant Date	Expected Life	Volatility	Yield	Rate	Per Award

2025	1/9/2025	6 years	78.00%	0.00%	4.50%	$7.08
2025	3/18/2025	6 years	83.81%	0.00%	4.11%	$4.73
2025	9/8/2025	6 years	86.03%	0.00%	3.67%	$6.15

A summary of the Company’s time-vested stock options activity and related information as of December 31, 2025 and 2024, and changes during the years then ended, is presented below:

		December 31,
	2025		2024
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	1,880,163	$3.80	1,330,381	$4.33
Granted	191,580	3.80	829,012	3.07
Exercised	(58,354)	3.51	(105,839)	4.48
Forfeited or expired	(34,215)	4.20	(173,391)	3.96
Outstanding at the end of the year	1,979,174	$4.30	1,880,163	$3.80

Exercisable at the end of the year	1,383,127	$3.99	696,649	$4.80

A summary of the Company’s time-vested stock options outstanding as of December 31, 2025 is presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise	Aggregate
	Options	Term	Price	Intrinsic
	Outstanding	(in years)	(per share)	Value
Options outstanding	1,979,174	7.0	$4.30	$13,611
Vested or expected to vest	1,979,174	7.0	$4.30	$13,611
Options exercisable	1,383,127	6.8	$3.99	$10,000

The Company issued 35,489 shares of Common Stock as a result of cashless exercise of 58,454 time-vested stock options during the year ended December 31, 2025. The Company issued 33,581 shares of Common Stock as a result of cashless exercise of 88,817 time-vested stock options and 17,022 shares of Common Stock as a result of cash exercise of 17,022 time-vested stock options during the year ended December 31, 2024. As of December 31, 2025, there was $1,159 of total unrecognized compensation expense related to time-vested stock options, which will be recognized over the average remaining requisite service period of 7 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

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

The Company measured the fair value of the Inducement Options as of the Grant Date using a Monte Carlo Simulation Model considering the following assumptions: trading stock price as of the Grant Date of $2.74, risk-free rate of 3.65%, volatility rate of 69.81%, and a term of 10 years. As the likelihood of achieving the market condition is factored into the Monte Carlo model, the stock-based compensation for the Inducement Options will be recognized ratably over the three-year service period. Stock-based compensation for Inducement Options was $104 and $229 for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $30 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 6 months.

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

The estimated fair value of the stock appreciation rights immediately preceding the modification was $1,738, estimated using the Black-Scholes option valuation model. There was no stock-based compensation for stock appreciation rights for the year ended December 31, 2025. Stock-based compensation for stock appreciation rights expense was $4 for the year ended December 31, 2024.

A summary of the Company’s stock appreciation rights activity and related information as of December 31, 2025 and 2024, and changes during the year is presented below:

		December 31,
	2025		2024
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	SARS	Price	SARS	Price
	Outstanding	(per share)	Outstanding	(per share)
Outstanding at the beginning of the year	1,644,815	$2.17	2,068,705	$2.20
Granted	-	-	-	-
Exercised	(100)	2.38	(415,702)	2.33
Forfeited or expired	(2,500)	2.38	(8,188)	2.14
Outstanding at the end of the year	1,642,215	$2.17	1,644,815	$2.17

Exercisable at the end of the year	1,642,215	$2.17	1,644,815	$2.17

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

The Company issued 39,640 shares of Common Stock as a result of cashless exercise of 115,702 cash settled stock appreciation rights and 300,000 shares of Common Stock as a result of cash exercise of 300,000 cash settled stock appreciation rights during the year ended December 31, 2024.

As of December 31, 2025, the Company had 1,642,215 SARS outstanding, vested or expected to vest, and exercisable with a weighted average remaining contractual term of 4.7 years, a weighted average exercise price of $2.17 per share, and an aggregate intrinsic value of $11,166.

Restricted Shares

Restricted Share Awards

The Company recognizes stock-based compensation for restricted stock awards over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s Common Stock on the award date. A summary of the Company’s non-vested restricted shares as of December 31, 2025 and 2024, and changes during the years then ended is presented below:

		December 31,
	2025		2024
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	(per share)	Shares	(per share)
Non-vested at the beginning of the year	1,242,307	$3.22	857,583	$3.44
Granted	215,975	8.86	774,795	2.98
Vested	(702,070)	3.44	(283,282)	3.25
Forfeited	(50,326)	4.00	(106,789)	3.19
Non-vested at the end of the year	705,886	$4.67	1,242,307	$3.22
Expected to vest	705,886	$4.67	1,242,307	$3.44

The fair value of stock awards vested during the years ended December 31, 2025 and 2024, was $2,415 and $900, respectively, based on the value at vesting date. As of December 31, 2025, there was $1,390 of unrecognized compensation expense related to non-vested restricted stock awards, which will be recognized over the average remaining requisite service period of 14 months.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Restricted Stock Units

The Company recognizes stock-based compensation for restricted stock units over the vesting period based on the fair market value of the stock on the date of the award, calculated as the average of the high and low trading prices for the Company’s Common Stock on the award date. A summary of the Company’s non-vested restricted stock units as of December 31, 2025 and 2024, and changes during the years then ended is presented below:

	December 31,
	2025

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	(per share)
Non-vested at the beginning of the year	-	$-
Granted	20,000	9.23
Vested	-	-
Forfeited	-	-
Non-vested at the end of the year	20,000	$9.23
Expected to vest	20,000	$9.23

As of December 31, 2025, there was $183 of unrecognized compensation expense related to non-vested restricted stock awards, which will be recognized over the average remaining requisite service period of 23 months.

Stock-based compensation expense of $3,630 and $3,110 is included within selling, general and administrative expense for the years ended December 31, 2025 and 2024, respectively.

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

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

Note 19 – Earnings (Loss) Per Share

The net income (loss) available to common stockholders and weighted average common shares outstanding are as follows:

	Year Ended December 31,
	2025	2024

Numerator:
Net income (loss)	$38,104	$(75,817)
Accretion of financing fees	-	(1,954)
Accrued dividends on Series C Preferred Stock	-	(18,227)
Allocation of undistributed earnings to nonvested restricted shares	(1,242)	-
Net income (loss) available to common stockholders - basic	$36,862	$(95,998)
Undistributed earnings reallocated to nonvested restricted shares	70	-
Net income (loss) available to common stockholders - diluted	$36,932	$(95,998)
Denominator:
Weighted average common shares outstanding	18,009,667	17,495,542
Issuance of Warrants	13,796,337	13,231,374
Weighted average common shares outstanding - basic	31,806,004	30,726,916
Issuance of Fixed Warrants	972,587	-
Dilutive effect of employee stock options	1,009,872	-
Weighted average common shares outstanding - diluted	33,788,463	30,726,916

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the year. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the years ended December 31, 2025 and 2024, 2,253,812 and 2,029,134 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

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

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

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

A summary of segment information and reconciliation to consolidated loss before income taxes is as follows:

	Year Ended
	December 31, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$473,856	$27,135	$-	$500,991
Cost of sales	410,098	17,700	-	427,798
Gross profit	$63,758	$9,435	$-	$73,193
Other segment items (1)	1,589	2,213	35,471	39,273
Operating income (loss)	$62,169	$7,222	$(35,471)	$33,920
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(17,560)
Loss on change in fair market value of Warrant liability				(32,210)
Consolidated other income				4,978
Consolidated loss before income taxes				$(10,872)

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

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

(1) Other segment items in Manufacturing segment include selling, general and administrative expenses and litigation settlement. Other segment items in the Aftermarket and Corporate segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Year Ended
	December 31,
	2025	2024
Depreciation and amortization:
Manufacturing	$5,720	$5,292
Aftermarket	167	158
Corporate	322	313
Consolidated depreciation and amortization	$6,209	$5,763
Capital expenditures:
Manufacturing	$3,249	$4,708
Aftermarket	36	15
Corporate	91	296
Consolidated capital expenditures	$3,376	$5,019

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	December 31,	December 31,
	2025	2024
Assets:
Manufacturing	$141,583	$165,702
Aftermarket	27,202	11,014
Corporate	65,943	46,361
Total operating assets	234,728	223,077
Consolidated income taxes receivable and deferred income taxes	55,321	1,139
Consolidated assets	$290,049	$224,216

FreightCar America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended December 31, 2025 and 2024

(in thousands, except for share and per share data)

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues (a)		Long Lived Assets (b)
	Year Ended
	December 31,		December 31,	December 31,
	2025	2024	2025	2024
United States	$500,991	$559,425	$11,809	$3,856
Mexico	-	-	64,318	73,755
Total	$500,991	$559,425	$76,127	$77,611

(a) Revenue is attributable to countries based upon revenue recognition conditions.

(b) Long lived assets include right-of-use (ROU) assets, intangible assets and property, plant and equipment, net.

Note 21 – Related Parties

Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”) is owned by Jesús Gil, a director of the Company, and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Both Jesús Gil and Alejandro Gil are beneficial owners of over 5% of our Common Stock as of December 31, 2025. Fasemex provides steel fabrication services to the Company. The lessors of the Manufacturing Facility are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Additionally, Alejandro Gil has joint ownership of an external warehouse in Frontera, Coahuila, Mexico that the Company started leasing on July 1, 2025. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $24,543 and $27,214 to the Gil Family during the years ended December 31, 2025 and 2024, respectively, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services, royalty payments, and rent of an external warehouse.

Until June 9, 2025, Commercial Specialty Truck Holdings, LLC (“CSTH”) was minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. On June 9, 2025, Mr. Meyer divested his ownership interest in CSTH, at which point CSTH ceased to be a related party. The Company sold specialty parts supplies in an amount equal to $166 and $885 to CSTH during the years ended December 31, 2025 and 2024, respectively.

Related party asset, included in prepaid expenses and other current assets on the consolidated balance sheets, of $547 as of December 31, 2025 includes security deposits of $547 from the Gil Family. Related party accounts payable, included in other current liabilities on the consolidated balance sheets, of $3,355 as of December 31, 2025 is payable to the Gil Family. Related party asset on the consolidated balance sheet of $959 as of December 31, 2024 includes other receivables of $614 from the Gil Family and $345 from CSTH. Related party accounts payable on the consolidated balance sheet of $2,693 as of December 31, 2024 is payable to the Gil Family.

As of December 31, 2025 and 2024, the Warrantholder beneficially owned approximately 49.20% and 49.40%, respectively, of the Company’s common stock. The Company paid dividends of $27,863 and a cash fee of $2,163 to the Warrantholder during the year ended December 31, 2024 upon redemption of the Preferred Shares. For further information about the redemption of the Preferred Shares, see Note 13 - Mezzanine Equity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the Company’s 2025 fiscal year, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board regarding the reliability of financial records used in preparation of the Company’s published financial statements. As all internal control systems have inherent limitations, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal controls over financial reporting as of December 31, 2025, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included above under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to our 2026 Proxy Statement section entitled “Governance of the Company.” The information required by Item 10 regarding our executive officers is incorporated by reference herein to our 2026 Proxy Statement section entitled “Executive Officers.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025 and written representations that no other reports were required, there were no late Section 16 filings during the year ended December 31, 2025.

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

Information required to be disclosed regarding our Insider Trading Policy is hereby incorporated by reference to the information in our 2026 Proxy Statement section entitled “Compensation Overview—Company Insider Trading Policy.”

Item 11. Executive Compensation.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2026 Proxy Statement sections entitled “Compensation Overview” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2026 Proxy Statement sections entitled “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management” and “Compensation Overview.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2026 Proxy Statement sections entitled “Certain Relationships and Related Transactions” and “Governance of the Company—Independence of Directors.”

Item 14. Principal Accounting Fees and Services.

Information required to be disclosed by this item is hereby incorporated by reference to the information in our 2026 Proxy Statement section entitled “Fees of Independent Registered Public Accounting Firm and Audit Committee Report—Fees Billed by Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

(a)
Documents filed as part of this report:

The following financial statements are included in this Form10-K:

1. Consolidated Financial Statements of FreightCar America, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP, Chicago, Illinois, PCAOB ID 248

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024.

Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit for the years ended December 31, 2025 and 2024.

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024.

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

3.3

Third Amended and Restated By-laws of FreightCar America, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K filed with the Commission on September 28, 2007).

3.4

Certificate of Designation of Series D Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 8, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 8, 2025).

4.1†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2

Rights Agreement, dated as of September 8, 2025, by and between the Company and Computershare Trust

Company, N.A., which includes as Exhibit A, the Form of Certificate of Designation of Series D Junior

Participating Preferred Stock, and as Exhibit B, the Form of Right Certificate (incorporated by reference to

Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8,

2025).

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

10.29

Financing Agreement, dated as of December 31, 2024, by and among FreightCar America, Inc., FreightCar North America, LLC, certain of subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2025).

10.30

Pledge and Security Agreement, dated as of December 31 2024, by and among FreightCar America, Inc., FreightCar North America, LLC, certain of subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2025).

10.31

Loan and Security Agreement, dated as of February 12, 2025, by and among FreightCar America, Inc., FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC, the lenders from time to time party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18,

2025).

10.32

Pledge Agreement, dated as of February 12, 2025, by and among FreightCar America, Inc., FreightCar North America, LLC, certain subsidiaries of FreightCar North America, LLC and Bank of America, N.A., as agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2025).

10.33

Amendment No. 1 to Employment Letter Agreement, by and between FreightCar America, Inc. and Nicholas J. Randall (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2025).

10.34

Amendment No. 1 to Offer Letter Agreement, by and between FreightCar America, Inc. and Michael A. Riordan. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 16, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed with the Commission on March 12, 2025).
21	Subsidiaries of FreightCar America, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	FreightCar America, Inc. Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 12, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

FREIGHTCAR AMERICA, INC.

Date: March 9, 2026	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS J. RANDALL Nicholas J. Randall	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2026

/s/ MICHAEL A. RIORDAN Michael A. Riordan	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2026

/s/ JUAN CARLOS FUENTES SIERRA Juan Carlos Fuentes Sierra	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2026

/s/ JAMES R. MEYER James R. Meyer	Executive Chairman of the Board and Director	March 9, 2026

/s/ ELIZABETH K. ARNOLD Elizabeth K. Arnold	Director	March 9, 2026

/s/ JESUS SALVADOR GIL BENAVIDES Jesus Salvador Gil Benavides	Director	March 9, 2026

/s/ MALCOLM F. MOORE Malcolm F. Moore	Director	March 9, 2026

/s/ RODGER L. BOEHM Rodger L. Boehm	Director	March 9, 2026

/s/ TRAVIS D. KELLY Travis D. Kelly	Director	March 9, 2026

/s/ JOSÉ DE NIGRIS FELÁN José De Nigris Felán	Director	March 9, 2026