Form 10-Q
period 2026-03-31
FreightCar America, Inc.
filed 2026-05-04
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2026

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of April 30, 2026, there were 19,137,208 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$52,782	$64,295
Accounts receivable, net of allowance for credit losses of $127 and $121, respectively	12,764	12,443
VAT receivable	5,528	6,097
Inventories, net	80,057	68,295
Prepaid expenses and other current assets	12,334	8,875
Total current assets	163,465	160,005
Property, plant and equipment, net	29,333	30,969
Right of use asset operating lease	39,835	40,281
Intangibles, net	4,684	4,877
Deferred income taxes	49,771	52,970
Other long-term assets	910	947
Total assets	$287,998	$290,049
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and contractual payables	$53,570	$55,671
Accrued payroll and other employee costs	11,695	9,110
Accrued warranty	1,786	2,050
Customer deposits	5,268	-
Deferred revenue	9,041	539
Current portion of long-term debt	2,875	9,728
Lease liability operating lease, current	1,937	1,888
Other current liabilities	4,162	6,611
Total current liabilities	90,334	85,597
Long-term debt, net of current portion	98,162	97,514
Warrant liability	119,426	168,529
Accrued pension costs	1,310	1,256
Lease liability operating lease, long-term	42,724	43,233
Other long-term liabilities	1,320	1,333
Total liabilities	353,276	397,462
Commitments and contingencies (Note 16)
Stockholders’ deficit
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,074,495 and 19,091,736 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	221	221
Additional paid-in capital	73,280	72,557
Accumulated other comprehensive income	2,087	2,324
Accumulated deficit	(140,866)	(182,515)
Total stockholders’ deficit	(65,278)	(107,413)
Total liabilities and stockholders’ deficit	$287,998	$290,049

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$64,308	$96,290
Cost of sales	53,498	81,896
Gross profit	10,810	14,394
Selling, general and administrative expenses	11,404	10,523
Operating (loss) income	(594)	3,871
Interest expense	(3,376)	(4,336)
Gain on change in fair market value of warrant liability	49,104	52,888
Other income (expense)	194	(139)
Income before income taxes	45,328	52,284
Income tax provision	3,679	1,836
Net income	$41,649	$50,448
Net earnings per common share - basic	$1.27	$1.54
Net earnings per common share - diluted	$1.15	$1.52
Weighted average common shares outstanding – basic	32,021,203	31,649,133
Weighted average common shares outstanding – diluted	35,523,823	33,285,446

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net income	$41,649	$50,448
Other comprehensive income, net of tax:
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	25	32
Other comprehensive income before reclassifications:
Unrealized gain on foreign currency derivatives	109	353
Amounts reclassified from accumulated other comprehensive income (loss):
(Gain) loss on foreign currency derivatives reclassified into cost of sales	(371)	591
Comprehensive income	$41,412	$51,424

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)
Net income	-	-	-	-	50,448	50,448
Other comprehensive income	-	-	-	976	-	976
Restricted stock awards	122,755	1	(1)	-	-	-
Employee stock settlement	(50,010)	(1)	(487)	-	-	(488)
Exercise of stock appreciation rights	6,957	-	(2)	-	-	(2)
Stock-based compensation recognized	-	-	1,940	-	-	1,940
Balance, March 31, 2025	19,040,310	$221	$70,854	$1,697	$(170,171)	$(97,399)

Balance, December 31, 2025	19,091,736	$221	$72,557	$2,324	$(182,515)	$(107,413)
Net income	-	-	-	-	41,649	41,649
Other comprehensive loss	-	-	-	(237)	-	(237)
Employee stock settlement	(40,531)	-	(436)	-	-	(436)
Exercise of stock options and appreciation rights	23,290	-	78	-	-	78
Stock-based compensation recognized	-	-	1,081	-	-	1,081
Balance, March 31, 2026	$19,074,495	$221	$73,280	$2,087	$(140,866)	$(65,278)

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$41,649	$50,448
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	1,863	1,496
Non-cash lease expense on right of use assets	446	826
(Gain) on change in fair market value for Warrant liability	(49,104)	(52,888)
Stock-based compensation recognized	1,081	1,940
Deferred income taxes	3,199	-
Other non-cash items, net	152	2,298
Changes in operating assets and liabilities:
Accounts receivable	(320)	(5,855)
VAT receivable	560	(4,956)
Inventories	(10,234)	(6,555)
Accounts and contractual payables	(3,464)	18,585
Income taxes payable, net	(982)	618
Customer deposits	5,268	17,611
Other assets and liabilities	5,568	(10,774)
Net cash flows (used in) provided by operating activities	(4,318)	12,794
Cash flows from investing activities
Purchase of property, plant and equipment	(147)	(330)
Net cash flows used in investing activities	(147)	(330)
Cash flows from financing activities
Deferred financing costs	-	(1,336)
Borrowings on revolving line of credit	8,000	-
Repayments on revolving line of credit	(8,000)	-
Repayments on term loan	(6,612)	(719)
Employee stock settlement	(436)	(488)
Financing lease payments	-	(287)
Net cash flows used in financing activities	(7,048)	(2,830)
Net (decrease) increase in cash and cash equivalents	(11,513)	9,634
Cash, cash equivalents and restricted cash equivalents at beginning of period	64,295	44,450
Cash, cash equivalents and restricted cash equivalents at end of period	$52,782	$54,084
Supplemental cash flow information
Interest paid	$3,010	$1,086
Income taxes paid	$1,221	$1,215
Change in unpaid construction in process	$(113)	$(47)

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2025 year-end balance sheet data was derived from the audited financial statements as of December 31, 2025.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. There is no impact on previously reported consolidated statements of operations or statements of cash flows as a result of these reclassifications. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended
	March 31,
	2026	2025
Manufacturing sales	$52,957	$90,174
Aftermarket sales	11,351	6,116
Total revenues from contracts with customers	$64,308	$96,290

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of March 31, 2026 and December 31, 2025. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits, reported on separate lines in the Company’s condensed consolidated balance sheets, are classified as either current or long-term liabilities in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. Customer deposits were $5,268 as of March 31, 2026. There were no customer deposits as of December 31, 2025. Deferred revenue was $9,041 and $539 as of March 31, 2026 and December 31, 2025, respectively. Deferred revenue as of March 31, 2026 and December 31, 2025 will be recognized as revenue during the 2026 fiscal year. The Company has not experienced material credit losses historically.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations with expected duration of greater than one year of $81,321 as of March 31, 2026.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM evaluates segment performance and allocates resources based on segment gross profit and segment operating income (loss). These measures include revenues and costs directly attributable to the segments. Interest expense and income taxes are not allocated to segments.

A summary of segment information and reconciliation to consolidated income before income taxes is as follows:

	Three Months Ended
	March 31, 2026
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$52,957	$11,351	$-	$64,308
Cost of sales	45,637	7,861	-	53,498
Gross profit	$7,320	$3,490	$-	$10,810
Other segment items (1)	364	948	10,092	11,404
Operating income (loss)	$6,956	$2,542	$(10,092)	$(594)
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(3,376)
Gain on change in fair market value of Warrant liability				49,104
Consolidated other income				194
Consolidated income before income taxes				$45,328

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

	Three Months Ended
	March 31, 2025
	Manufacturing	Aftermarket	Corporate	Total
Revenues	$90,174	$6,116	$-	$96,290
Cost of sales	78,065	3,831	-	81,896
Gross profit	$12,109	$2,285	$-	$14,394
Other segment items (1)	357	566	9,600	10,523
Operating income (loss)	$11,752	$1,719	$(9,600)	$3,871
Reconciliation to consolidated income before income taxes:
Consolidated interest expense				(4,336)
Gain on change in fair market value of Warrant liability				52,888
Consolidated other expense				(139)
Consolidated income before income taxes				$52,284

(1) Other segment items in Manufacturing, Aftermarket and Corporate segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Three Months Ended
	March 31,
	2026	2025
Depreciation and amortization:
Manufacturing	$1,496	$1,365
Aftermarket	309	36
Corporate	58	95
Consolidated depreciation and amortization	$1,863	$1,496
Capital expenditures:
Manufacturing	$-	$285
Aftermarket	147	-
Corporate	-	45
Consolidated capital expenditures	$147	$330

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	March 31,	December 31,
	2026	2025
Assets:
Manufacturing	$151,616	$141,583
Aftermarket	27,726	27,202
Corporate	55,515	65,943
Total operating assets	234,857	234,728
Consolidated income taxes receivable and deferred income taxes	53,141	55,321
Consolidated assets	$287,998	$290,049

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues (a)		Long Lived Assets (b)
	Three Months Ended
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
United States	$64,308	$96,290	$11,328	$11,809
Mexico	-	-	62,524	64,318
Total	$64,308	$96,290	$73,852	$76,127

(a) Revenue is attributed to countries based on the location in which control transfers to the customer.

(b) Long lived assets include property plant and equipment, net, right-of-use (ROU) assets, and long-lived intangible assets.

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

Recurring Fair Value Measurements	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$103	$-	$103
Liabilities:
Warrant liability	$-	$119,426	$-	$119,426
Contingent consideration	$-	$-	$2,020	$2,020

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$437	$-	$437
Liabilities:
Warrant liability	$-	$168,529	$-	$168,529
Contingent consideration	$-	$-	$2,020	$2,020

The fair value of the Company’s foreign currency forward contracts, determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of March 31, 2026 and December 31, 2025 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

The fair value of the Company’s Warrant (as defined in Note 11 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices ($0.01/share and $3.57/share) and number of shares exercisable, as of March 31, 2026 and December 31, 2025, is a Level 2 measurement.

The fair value of the Company’s contingent consideration liability, related to the CRC acquisition and determined using projected financial results and a risk-adjusted discount rate, as of March 31, 2026 and December 31, 2025, is a Level 3 measurement. See Note 8 - Acquisitions.

Note 6 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts and (ii) to collateralize corporate card programs. The carrying value of restricted cash approximates its fair value.

The Company’s restricted cash balances are as follows:

	March 31,	December 31,
	2026	2025
Restricted cash from customer deposit	$281	$281
Restricted cash to collateralize corporate card program	222	221
Total restricted cash and restricted cash equivalents	$503	$502

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$50,122	$53,282
Work in process	19,438	4,617
Finished railcars	354	80
Parts inventory	10,143	10,316
Total inventories, net	$80,057	$68,295

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $866 and $950 relating to excess or slow-moving parts inventory and raw materials as of March 31, 2026 and December 31, 2025, respectively.

Note 8 – Acquisitions

On December 19, 2025, the Company acquired Carly Railcar Components, LLC (“CRC”), which operates as a wholly owned subsidiary and aligns with the Company’s aftermarket distribution business.

Total consideration for the acquisition included cash paid at closing, indebtedness assumed and settled, a holdback liability, and contingent consideration based on future revenue and gross margin performance.

The Company accounted for the transaction as a business combination under ASC 805 and recognized a bargain purchase gain of $2,086, which was recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025.

The purchase price allocation remains preliminary as of March 31, 2026, primarily due to the finalization of working capital and other purchase price adjustments. No measurement period adjustments were recorded during the three months ended March 31, 2026.

The acquisition included identifiable intangible assets, primarily customer relationships and a trade name, which are being amortized over their estimated useful lives.

Contingent consideration related to the acquisition was recorded at a fair value of $2,020 as of the acquisition date and is recorded as a liability that is remeasured at fair value each reporting period. The Company reassessed the fair value of the contingent consideration as of March 31, 2026 and determined that no remeasurement was required. Additional information is included in Note 5 – Fair Value Measurements.

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the three months ended March 31, 2026 and 2025, are as follows:

	For the Three Months Ended March 31,
	2026	2025

Balance at the beginning of the period	$2,050	$2,389
Current year provision	34	64
Reductions for payments, costs of repairs and other	(33)	(225)
Adjustments to prior warranties	(265)	(66)
Balance at the end of the period	$1,786	$2,162

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 10 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Term loan	$105,513	$112,125
Less term loan deferred financing costs	(4,476)	(4,883)
Total debt, net of deferred financing costs	101,037	107,242
Less amounts due within one year	(2,875)	(9,728)
Long-term debt, net of current portion	$98,162	$97,514

On December 31, 2024, the Company entered into a term loan agreement with FreightCar North America, LLC, certain of its subsidiaries, the lenders party thereto, and Blue Torch Finance LLC, as administrative and collateral agent, providing for a $115,000 term loan maturing December 31, 2028 (the “Term Loan”). The Term Loan includes customary affirmative and negative covenants and financial covenants, including minimum liquidity requirements and quarterly leverage ratio testing beginning March 31, 2025. The Company was in compliance with these covenants as of March 31, 2026. The Term Loan also includes an annual mandatory prepayment provision based on Excess Cash Flow, as defined in the agreement, requiring the Company to apply a portion of such cash flow to repay outstanding borrowings. Deferred financing costs of $6,511 are recorded as a reduction of long-term debt and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 9.7% as of March 31, 2026.

On February 12, 2025, the Company entered into a $35,000 asset-based revolving credit facility (the “ABL”) with Bank of America, N.A., as administrative agent, maturing February 12, 2030, subject to a springing maturity of October 2, 2028 if the Term Loan is not repaid or refinanced by October 1, 2028. Availability under the ABL is subject to a borrowing base derived from eligible inventory and accounts receivable, which secure the facility.

The ABL contains customary affirmative and negative covenants and financial covenants that are triggered upon reduced availability and remain in effect while such condition exists. The Company was in compliance with these covenants as of March 31, 2026. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of March 31, 2026, the ABL bears interest at 5.5%.

As of March 31, 2026, the Company had $31,253 of availability under the ABL, net of $452 reserved for foreign currency derivative mark-to-market adjustments and $197 reserved for a standby letter of credit. Deferred financing costs of $874 are recorded as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of March 31, 2026 as the borrowings bear interest at variable rates that approximate current market rates, and there have been no significant changes in the Company’s credit risk since origination.

Note 11 – Warrants

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

The 2020 Warrant, issued in November 2020, was exercisable for an aggregate of 9,483,678 and 9,614,145 shares of Common Stock as of March 31, 2026 and December 31, 2025, respectively. The 2021 Warrant, issued in December 2021, was exercisable for an aggregate of 2,061,669 and 2,090,032 shares of Common Stock as of March 31, 2026 and December 31, 2025, respectively. The 2022 Warrant, issued in April 2022, was exercisable for an aggregate of 2,061,669 and 2,090,032 shares of Common Stock as of March 31, 2026 and December 31, 2025, respectively. The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”), exercisable for a term of ten (10) years from date of issuance with a per share exercise price of $3.57.

The 2020 Warrant, 2021 Warrant, 2022 Warrant and 2023 Warrant are collectively referred to herein as the “Warrant”. As of March 31, 2026, the Warrant is classified as a liability and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrant as of March 31, 2026 and December 31, 2025 was $119,426 and $168,529, respectively. The change in fair value of the Warrant is reported on a separate line in the condensed consolidated statements of operations.

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended March 31, 2026	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$32	$(7)	$25
Other comprehensive gain before reclassifications:
Unrealized gain on foreign currency derivatives	138	(29)	109
Amounts reclassified from accumulated other comprehensive income:
Gain on foreign currency derivatives reclassified into cost of sales	(471)	100	(371)
	$(301)	$64	$(237)

Three months ended March 31, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$32	$-	$32
Other comprehensive loss before reclassifications:
Unrealized loss on foreign currency derivatives	353	-	353
Amounts reclassified from accumulated other comprehensive income:
Loss on foreign currency derivatives reclassified into cost of sales	591	-	591
	$976	$-	$976

The components of accumulated other comprehensive income consist of the following:

	March 31,	December 31,
	2026	2025
Unrecognized pension income, net of tax of $6,230 and $6,237, respectively	$2,303	$2,278
Unrealized gain (loss) on foreign currency derivatives, net of tax of ($320) and ($391), respectively	(216)	46
	$2,087	$2,324

Note 13 – Stock-Based Compensation

Total stock-based compensation was $1,081 and $1,940 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $875 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 11 months. As of March 31, 2026, there was $964 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 11 months. As of March 31, 2026, there was $1,321 of unearned compensation expense related to performance share units, which will be recognized over the remaining requisite service period of 33 months. As of March 31, 2026, there was $1,497 of unearned compensation expense related to restricted stock units, which will be recognized over the remaining requisite service period of 21 months.

In June 2023, the Company issued 300,000 inducement stock options (the “Inducement Options”) outside of the FreightCar America, Inc. 2022 Long Term Incentive Plan to one individual. As of March 31, 2026, there was $15 of unrecognized compensation expense related to the Inducement Options, which will be recognized over the remaining requisite service period of 3 months.

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

The components of net periodic benefit cost for the three months ended March 31, 2026 and 2025, are as follows:

	Three Months Ended
	March 31,
Pension Benefits	2026	2025
Interest cost	$121	$132
Expected return on plan assets	(66)	(67)
Amortization of unrecognized net income	32	32
	$87	$97

The Company made no significant contributions to the Plan for the three months ended March 31, 2026 and 2025. We expect to make contributions of $615 to the Plan in 2026 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates.

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

The notional amounts of outstanding derivative instruments are as follows:

	March 31,	December 31,
Notional Amount	2026	2025
Derivative instruments designated as hedges:
Foreign currency derivatives	$21,294	$16,736

The fair value of outstanding derivative instruments designated as hedges are as follows:

	March 31,	December 31,
Fair Value	2026	2025
Prepaid expenses and other current assets:
Foreign currency derivatives	$103	$437

The pre-tax realized (gains) losses on foreign currency derivatives are recognized in the condensed consolidated statements of operations as follows:

		Amount of (Gain)/Loss Recognized
		Three Months Ended March 31,
	Location of Realized (Gain)/Loss Recognized in the Consolidated Statements of Operations	2026	2025
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$(471)	$591

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

Note 17 – Earnings Per Share

The net income available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended March 31,
	2026	2025

Numerator:
Net income	$41,649	$50,448
Allocation of undistributed earnings to nonvested restricted shares	(951)	(1,838)
Net income available to common stockholders - basic	$40,698	$48,610
Undistributed earnings reallocated to nonvested restricted shares	92	1,838
Net income available to common stockholders - diluted	$40,790	$50,448
Denominator:
Weighted average common shares outstanding	18,320,591	17,854,876
Issuance of Warrants	13,700,612	13,794,257
Weighted average common shares outstanding - basic	32,021,203	31,649,133
Issuance of Fixed Warrants	1,120,648	1,636,313
Dilutive effect of employee stock options	2,381,972	-
Weighted average common shares outstanding - diluted	35,523,823	33,285,446

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the three months ended March 31, 2026 and 2025, 2,040,178 and 2,329,251 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive.

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

Note 18 – Related Parties

Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”) is owned by Jesús Gil, a director of the Company, and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Both Jesús Gil and Alejandro Gil are beneficial owners of over 5% of our Common Stock as of December 31, 2025. Fasemex provides steel fabrication services to the Company. The lessors of the Castanos, Coahuila, Mexico Facility (the “Manufacturing Facility”) are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Additionally, Alejandro Gil has joint ownership of an external warehouse in Frontera, Coahuila, Mexico that the Company started leasing on July 1, 2025. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $5,598 to the Gil Family during the three months ended March 31, 2026, and $4,607 during the three months ended March 31, 2025, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services, royalty payments and rent of an external warehouse.

Until June 9, 2025, Commercial Specialty Truck Holdings, LLC (“CSTH”) was minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. On June 9, 2025, Mr. Meyer divested his ownership interest in CSTH, at which point CSTH ceased to be a related party. The Company sold specialty parts in an amount equal to $66 to CSTH during the three months ended March 31, 2025.

Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $523 as of March 31, 2026, includes security deposits of $523 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $1,726 as of March 31, 2026 are payable to the Gil Family. Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $547 as of December 31, 2025 includes security deposits of $547 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $3,355 as of December 31, 2025 are payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 8.1% and 3.5% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate of 8.1% for the three months ended March 31, 2026 is lower than the 21% U.S. statutory tax rate due to substantial permanent differences, such as nontaxable gains associated with mark to market adjustments on stock warrants. The effective tax rate for the three months ended March 31, 2026 differs from the effective tax rate for the three months ended March 31, 2025 due to the mix of income among jurisdictions with different statutory tax rates, permanent items, and the impact of the U.S. federal valuation allowance in the three months ended March 31, 2025 that no longer exists in the three months ended March 31, 2026.

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

Total net railcar orders received for the three months ended March 31, 2026 were 709 units, consisting of 509 new railcars and 200 converted and rebodied railcars, compared to orders for 1,250 units, consisting of 1,250 new railcars and 0 converted and rebodied railcars, for the three months ended March 31, 2025. Total backlog of unfilled orders was 2,058 units as of March 31, 2026, compared to 1,926 railcars as of December 31, 2025. The estimated sales value of the backlog was $156 million and $137 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the number of net railcar orders received for the three months ended March 31, 2026 compared to the prior year period is a reflection of industry order cadence.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Revenues

Our consolidated revenues for the three months ended March 31, 2026 were $64.3 million, compared to $96.3 million for the three months ended March 31, 2025. Manufacturing segment revenues for the three months ended March 31, 2026 were $53.0 million, compared to $90.2 million for the corresponding prior year period. The $37.2 million decrease in Manufacturing segment revenues was primarily driven by a decrease in the volume of railcar units delivered from 710 railcars during the three months ended March 31, 2025, to 577 railcars during the three months ended March 31, 2026 and a lower average sales price in the mix of cars delivered in the current period. Aftermarket segment revenues for the three months ended March 31, 2026 were $11.4 million, compared to $6.1 million for the three months ended March 31, 2025, reflecting increased volume of component sales during the three months ended March 31, 2026.

Gross Profit

Our consolidated gross profit was $10.8 million for the three months ended March 31, 2026, compared to $14.4 million for the three months ended March 31, 2025. Consolidated gross margin for the three months ended March 31, 2026 and 2025 was 16.8% and 14.9%, respectively. Manufacturing segment gross profit was $7.3 million for the three months ended March 31, 2026, compared to $12.1 million for the three months ended March 31, 2025. Manufacturing segment gross margin for the three months ended March 31, 2026 and 2025, was 13.8% and 13.4%, respectively. The $3.6 million decrease and 1.9% increase in consolidated gross profit and gross margin, respectively, driven by the $4.8 million decrease and 0.4% increase in Manufacturing segment gross profit and gross margin, respectively, reflect lower sales volume with a favorable price mix. Aftermarket segment gross profit for the three months ended March 31, 2026 was $3.5 million, compared to $2.3 million for the three months ended March 31, 2025. The $1.2 million increase in Aftermarket segment is driven by favorable volume.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $11.4 million for the three months ended March 31, 2026, compared to $10.5 million for the three months ended March 31, 2025. The $0.9 million increase in consolidated selling, general and administrative expenses was primarily due to a $0.4 million increase in finance expenses and a $1.3 million increase in legal expenses, offset by a $0.9 million decrease in stock-based compensation during the three months ended March 31, 2026. Manufacturing segment selling, general and administrative expenses were $0.4 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. Manufacturing segment selling, general and administrative expenses for each of the three months ended March 31, 2026 and 2025, were 0.8% of revenue. Aftermarket segment selling, general and administrative expenses were $0.9 million for the three months ended March 31, 2026, compared to $0.6 million during the three months ended March 31, 2025. Corporate selling, general and administrative expenses were $10.1 million for the three months ended March 31, 2026, compared to $9.6 million for the three months ended March 31, 2025, primarily driven by the aforementioned increases in finance and legal expenses and the corresponding reduction in stock based compensation during the three months ended March 31, 2026.

Gain on Change in Fair Market Value of Warrant Liability

Our gain on change in fair market value of Warrant liability was $49.1 million for the three months ended March 31, 2026, compared to $52.9 million for the three months ended March 31, 2025. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of shares underlying the outstanding warrants.

Other Income (Expense)

Other income was $0.2 million for the three months ended March 31, 2026, compared to other expense of $0.1 million for the three months ended March 31, 2025. The increase in other income is driven by a favorable change in unrealized gains and losses on foreign currency.

Income Taxes

Our income tax provision was $3.7 million for the three months ended March 31, 2026, compared to our income tax provision of $1.8 million for the three months ended March 31, 2025. The income tax provision is due to changes in the mix of income among jurisdictions with different statutory tax rates and the impact of permanent items.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalent balances on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement with FreightCar North America, LLC, certain of its subsidiaries, the lenders party thereto, and Blue Torch Finance LLC, as administrative and collateral agent, providing for a $115,000 term loan maturing December 31, 2028 (the “Term Loan”). The Term Loan includes customary affirmative and negative covenants and financial covenants, including minimum liquidity requirements and quarterly leverage ratio testing beginning March 31, 2025. The Company was in compliance with these covenants as of March 31, 2026. The Term Loan also includes an annual mandatory prepayment provision based on Excess Cash Flow, as defined in the agreement, requiring the Company to apply a portion of such cash flow to repay outstanding borrowings. Deferred financing costs of $6,511 are recorded as a reduction of long-term debt and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 9.7% as of March 31, 2026.

On February 12, 2025, the Company entered into a $35,000 asset-based revolving credit facility (the “ABL”) with Bank of America, N.A., as administrative agent, maturing February 12, 2030, subject to a springing maturity of October 2, 2028 if the Term Loan is not repaid or refinanced by October 1, 2028. Availability under the ABL is subject to a borrowing base derived from eligible inventory and accounts receivable, which secure the facility.

The ABL contains customary affirmative and negative covenants and financial covenants that are triggered upon reduced availability and remain in effect while such condition exists. The Company was in compliance with these covenants as of March 31, 2026. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of March 31, 2026, the ABL bears interest at 5.5%.

As of March 31, 2026, the Company had $31,253 of availability under the ABL, net of $452 reserved for foreign currency derivative mark-to-market adjustments and $197 reserved for a standby letter of credit. Deferred financing costs of $874 are recorded as an asset and amortized to interest expense over the term of the ABL.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years which are exercisable on the terms described in Note 11 - Warrants.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(4,318)	$12,794
Investing activities	(147)	(330)
Financing activities	(7,048)	(2,830)
Total	$(11,513)	$9,634

Operating Activities. Our net cash used in operating activities reflects net income adjusted for non-cash charges and changes in operating assets and liabilities. Cash flows from operating activities are affected by several factors, including fluctuations in business volume, contract terms for billings and collections, the timing of collections on our contract receivables, processing of payroll and associated taxes, payments to our suppliers and other operating activities. As some of our customers accept delivery of new railcars in train-set quantities, variations in our sales could lead to significant fluctuations in our operating profits and cash from operating activities.

Our net cash used in operating activities for the three months ended March 31, 2026 was $4.3 million compared to $12.8 million provided by operating activities for the three months ended March 31, 2025. Our net cash used in operating activities for the three months ended March 31, 2026 reflects changes in working capital, including an increase in inventories of $10.2 million, a decrease in accounts and contractual payables of $3.5 million, and an increase in income taxes payable of $1.4 million, partially offset by an increase in customer deposits of $5.3 million. Our net cash provided by operating activities for the three months ended March 31, 2025 reflects changes in working capital, including an increase in accounts payable of $18.6 million, and an increase in customer deposits of $17.6 million, offset by increases in inventory of $6.6 million and accounts receivable of $5.9 million and a decrease in other assets and liabilities of $9.8 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2026 was $0.1 million and consisted of capital expenditures related to enhancement of machinery and equipment on current production lines of the Manufacturing Facility. Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million and consisted of capital expenditures related to the enhancement of machinery and equipment on current production lines of the Manufacturing Facility.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2026 was $7.0 million which included borrowing and repayment on revolving line of credit of $8.0 million, repayment on term loan of $6.6 million, and employee stock settlements of $0.4 million. Net cash used in financing activities for the three months ended March 31, 2025 was $2.8 million which included deferred financing costs of $1.3 million, repayment on term loan of $0.7 million, employee stock settlements of $0.5 million, and principal payments on the finance lease of $0.3 million.

Capital Expenditures

Our capital expenditures were $0.1 million in the three months ended March 31, 2026, compared to $0.3 million in the three months ended March 31, 2025. We anticipate capital expenditures during 2026 to be in the range of $7 million to $10 million, related to the enhancement of machinery and equipment on current production lines at the Manufacturing Facility, as well as investment in new machinery and equipment related to production of tank cars.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FREIGHTCAR AMERICA, INC.

Date: May 4, 2026	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2026	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 4, 2026	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)