Form 10-Q
period 2026-06-30
FreightCar America, Inc.
filed 2026-08-03
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2026

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of July 31, 2026, there were 32,791,280 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$62,978	$64,295
Accounts receivable, net of allowance for credit losses of $152 and $121, respectively	13,215	12,443
VAT receivable	6,665	6,097
Inventories, net	57,831	68,295
Prepaid expenses and other current assets	10,226	8,875
Total current assets	150,915	160,005
Property, plant and equipment, net	28,384	30,969
Right of use asset lease	39,381	40,281
Intangibles, net	4,491	4,877
Deferred income taxes	52,053	52,970
Other long-term assets	872	947
Total assets	$276,096	$290,049
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts and contractual payables	$63,177	$55,671
Accrued payroll and other employee costs	5,803	9,110
Accrued warranty	1,989	2,050
Deferred revenue	3,046	539
Current portion of long-term debt	2,875	9,728
Lease liability, current	1,990	1,888
Other current liabilities	4,390	6,611
Total current liabilities	83,270	85,597
Long-term debt, net of current portion	97,850	97,514
Warrant liability	13,977	168,529
Accrued pension costs	1,292	1,256
Lease liability, long-term	42,205	43,233
Other long-term liabilities	1,301	1,333
Total liabilities	239,895	397,462
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,775,760 and 19,091,736 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	358	221
Additional paid-in capital	204,519	72,557
Accumulated other comprehensive income	2,293	2,324
Accumulated deficit	(170,969)	(182,515)
Total stockholders’ equity (deficit)	36,201	(107,413)
Total liabilities and stockholders’ equity (deficit)	$276,096	$290,049

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$113,138	$118,623	$177,446	$214,913
Cost of sales	106,967	100,802	160,465	182,698
Gross profit	6,171	17,821	16,981	32,215
Selling, general and administrative expenses	10,467	10,114	21,871	20,637
Operating (loss) income	(4,296)	7,707	(4,890)	11,578
Interest expense	(3,045)	(4,382)	(6,421)	(8,718)
(Loss) gain in fair market value of warrant liability	(24,889)	(47,630)	24,215	5,258
Other (expense) income	(218)	3,296	(24)	3,157
(Loss) income before income taxes	(32,448)	(41,009)	12,880	11,275
Income tax (benefit) provision	(2,345)	(52,688)	1,334	(50,852)
Net (loss) income	$(30,103)	$11,679	$11,546	$62,127
Net (loss) earnings per common share - basic	$(0.94)	$0.36	$0.35	$1.89
Net (loss) earnings per common share - diluted	$(0.94)	$0.34	$0.32	$1.79
Weighted average common shares outstanding – basic	31,939,312	31,793,746	31,933,492	31,727,903
Weighted average common shares outstanding – diluted	31,939,312	33,398,330	35,549,254	33,603,627

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net (loss) income	$(30,103)	$11,679	$11,546	$62,127
Other comprehensive (loss) income, net of tax:
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	27	19	52	51
Other comprehensive (loss) income before reclassifications:
Unrealized gain on commodity swap derivatives	—	116	—	116
Unrealized gain on foreign currency derivatives	700	1,476	809	1,829
Amounts reclassified from accumulated other comprehensive (loss) income:
(Gain) loss on foreign currency derivatives reclassified into cost of sales	(521)	(72)	(892)	519
Comprehensive (loss) income	$(29,897)	$13,218	$11,515	$64,642

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, March 31, 2025	19,040,310	$221	$70,854	$1,697	$(170,171)	$(97,399)
Net income	-	-	-	-	11,679	11,679
Other comprehensive income	-	-	-	1,539	-	1,539
Restricted stock awards	73,220	1	-	-	-	1
Exercise of stock appreciation rights	13,882	-	(43)	-	-	(43)
Stock-based compensation recognized	-	-	761	-	-	761
Balance, June 30, 2025	19,127,412	$222	$71,572	$3,236	$(158,492)	$(83,462)

Balance, March 31, 2026	19,074,495	$221	$73,280	$2,087	$(140,866)	$(65,278)
Net loss	-	-	-	-	(30,103)	(30,103)
Other comprehensive income	-	-	-	206	-	206
Restricted stock awards	70,888	1	-	-	-	1
Exercise of stock options and appreciation rights	11,000	-	47	-	-	47
Exercise of warrants	13,619,377	136	130,201	-	-	130,337
Stock-based compensation recognized	-	-	991	-	-	991
Balance, June 30, 2026	32,775,760	$358	$204,519	$2,293	$(170,969)	$36,201

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2024	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)
Net income	-	-	-	-	62,127	62,127
Other comprehensive income	-	-	-	2,515	-	2,515
Restricted stock awards	195,975	2	(2)	-	-	-
Employee stock settlement	(50,010)	(1)	(486)	-	-	(487)
Exercise of stock option and appreciation rights	20,839	-	(45)	-	-	(45)
Stock-based compensation recognized	-	-	2,701	-	-	2,701
Balance, June 30, 2025	19,127,412	$222	$71,572	$3,236	$(158,492)	$(83,462)

Balance, December 31, 2025	19,091,736	$221	$72,557	$2,324	$(182,515)	(107,413)
Net income	-	-	-	-	11,546	11,546
Other comprehensive loss	-	-	-	(31)	-	(31)
Restricted stock awards	70,888	1	-	-	-	1
Employee stock settlement	(40,531)	-	(436)	-	-	(436)
Exercise of stock options and appreciation rights	34,290	-	125	-	-	125
Exercise of warrants	13,619,377	136	130,201	-	-	130,337
Stock-based compensation recognized	-	-	2,072	-	-	2,072
Balance, June 30, 2026	32,775,760	$358	$204,519	$2,293	$(170,969)	$36,201

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$11,546	$62,127
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,709	3,046
Non-cash lease expense on right of use assets	900	1,572
(Gain) on change in fair market value for Warrant liability	(24,215)	(5,258)
Stock-based compensation recognized	2,072	2,701
Deferred income taxes	917	(52,647)
Other non-cash items, net	865	5,690
Changes in operating assets and liabilities:
Accounts receivable	(773)	(3,698)
VAT receivable	(550)	(2,397)
Inventories	10,333	(32,807)
Accounts and contractual payables	8,326	41,164
Income taxes payable, net	(1,286)	(665)
Customer deposits	—	17,611
Other assets and liabilities	(4,078)	(15,117)
Net cash flows provided by operating activities	7,766	21,322
Cash flows from investing activities
Acquisitions	(434)	—
Purchase of property, plant and equipment	(883)	(938)
Proceeds from sale of assets held for sale, net of selling costs	—	585
Net cash flows used in investing activities	(1,317)	(353)
Cash flows from financing activities
Deferred financing costs	—	(1,336)
Borrowings on revolving line of credit	8,000	—
Repayments on revolving line of credit	(8,000)	—
Repayments on term loan	(7,330)	(1,438)
Employee stock settlement	(436)	(487)
Financing lease payments	—	(805)
Net cash flows used in financing activities	(7,766)	(4,066)
Net (decrease) increase in cash and cash equivalents	(1,317)	16,903
Cash, cash equivalents and restricted cash equivalents at beginning of period	64,295	44,450
Cash, cash equivalents and restricted cash equivalents at end of period	$62,978	$61,353
Supplemental cash flow information
Interest paid	$5,729	$4,047
Income taxes paid	$1,381	$3,018
Change in unpaid construction in process	$(120)	$295
Exercise of warrants	$130,337	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2025 year-end balance sheet data was derived from the audited financial statements as of December 31, 2025.

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

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Manufacturing sales	$104,282	$110,757	$157,238	$200,932
Aftermarket sales	8,856	7,866	20,208	13,981
Total revenues from contracts with customers	$113,138	$118,623	$177,446	$214,913

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of June 30, 2026 and December 31, 2025. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits, reported on separate lines in the Company’s condensed consolidated balance sheets, are classified as either current or long-term liabilities in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. There were no customer deposits as of June 30, 2026 and December 31, 2025. Deferred revenue was $3,046 and $539 as of June 30, 2026 and December 31, 2025, respectively. Deferred revenue as of June 30, 2026 and December 31, 2025 will be recognized as revenue during the 2026 fiscal year. The Company has not experienced material credit losses historically.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with a duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. The Company had remaining unsatisfied performance obligations with expected duration of greater than one year of $81,321 as of June 30, 2026 expected to be recognized over the next 3 to 18 months.

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

A summary of segment information and reconciliation to consolidated income before income taxes is as follows:

	Three Months Ended
	June 30, 2026
	Manufacturing	Aftermarket	Total
Revenues	$104,282	$8,856	$113,138
Cost of sales	101,000	5,967
Segment gross profit	$3,282	$2,889	$6,171
Other segment items (1)	599	946
Segment operating income	$2,683	$1,943	$4,626
Reconciliation of segment operating income to consolidated loss before income taxes:
Unallocated corporate expenses			(8,922)
Consolidated interest expense			(3,045)
Loss on change in fair market value of Warrant liability			(24,889)
Consolidated other expense			(218)
Consolidated loss before income taxes			$(32,448)

Reconciliation of segment gross profit to consolidated loss before income taxes:			$6,171
Other segment items (1)			1,545
Segment operating income			4,626
Unallocated corporate expenses			(8,922)
Consolidated interest expense			(3,045)
Loss on change in fair market value of Warrant liability			(24,889)
Consolidated other expense			(218)
Consolidated loss before income taxes			$(32,448)

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

	Three Months Ended
	June 30, 2025
	Manufacturing	Aftermarket	Total
Revenues	$110,757	$7,866	$118,623
Cost of sales	95,831	4,971
Segment gross profit	$14,926	$2,895	$17,821
Other segment items (1)	402	510
Segment operating income	$14,524	$2,385	$16,909
Reconciliation of segment operating income to consolidated loss before income taxes:
Unallocated corporate expenses			(9,202)
Consolidated interest expense			(4,382)
Loss on change in fair market value of Warrant liability			(47,630)
Consolidated other income			3,296
Consolidated loss before income taxes			$(41,009)

Reconciliation of segment gross profit to consolidated loss before income taxes:			$17,821
Other segment items (1)			912
Segment operating income			16,909
Unallocated corporate expenses			(9,202)
Consolidated interest expense			(4,382)
Loss on change in fair market value of Warrant liability			(47,630)
Consolidated other income			3,296
Consolidated loss before income taxes			$(41,009)

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

	Six Months Ended
	June 30, 2026
	Manufacturing	Aftermarket	Total
Revenues	$157,238	$20,208	$177,446
Cost of sales	146,637	13,828
Segment gross profit	$10,601	$6,380	$16,981
Other segment items (1)	963	1,895
Segment operating income	$9,638	$4,485	$14,123
Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated corporate expenses			(19,013)
Consolidated interest expense			(6,421)
Gain on change in fair market value of Warrant liability			24,215
Consolidated other expense			(24)
Consolidated income before income taxes			$12,880

Reconciliation of segment gross profit to consolidated income before income taxes:			$16,981
Other segment items (1)			2,858
Segment operating income			14,123
Unallocated corporate expenses			(19,013)
Consolidated interest expense			(6,421)
Gain on change in fair market value of Warrant liability			24,215
Consolidated other expense			(24)
Consolidated income before income taxes			$12,880

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

	Six Months Ended
	June 30, 2025
	Manufacturing	Aftermarket	Total
Revenues	$200,932	$13,981	$214,913
Cost of sales	173,896	8,802
Segment gross profit	$27,036	$5,179	$32,215
Other segment items (1)	759	1,076
Segment operating income	$26,277	$4,103	$30,380
Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated corporate expenses			(18,802)
Consolidated interest expense			(8,718)
Gain on change in fair market value of Warrant liability			5,258
Consolidated other income			3,157
Consolidated income before income taxes			$11,275

Reconciliation of segment gross profit to consolidated income before income taxes:			$32,215
Other segment items (1)			1,835
Segment operating income			30,380
Unallocated corporate expenses			(18,802)
Consolidated interest expense			(8,718)
Gain on change in fair market value of Warrant liability			5,258
Consolidated other income			3,157
Consolidated income before income taxes			$11,275

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Manufacturing	$1,481	$1,431	$2,978	$2,796
Aftermarket	309	35	617	71
Corporate	55	84	114	179
Consolidated depreciation and amortization	$1,845	$1,550	$3,709	$3,046
Capital expenditures:
Manufacturing	$533	$562	$532	$847
Aftermarket	203	-	351	-
Corporate	-	46	-	91
Consolidated capital expenditures	$736	$608	$883	$938

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	June 30,	December 31,
	2026	2025
Assets:
Manufacturing	$128,208	$141,583
Aftermarket	28,564	27,202
Corporate	63,734	65,943
Total operating assets	220,506	234,728
Consolidated income taxes receivable and deferred income taxes	55,590	55,321
Consolidated assets	$276,096	$290,049

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues (a)				Long Lived Assets (b)
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
United States	$113,138	$118,623	$177,446	$214,913	$11,050	$11,809
Mexico	-	-	-	-	61,206	64,318
Total	$113,138	$118,623	$177,446	$214,913	$72,256	$76,127

(a) Revenue is attributed to countries based on the location in which control transfers to the customer.

(b) Long lived assets include property, plant and equipment, net, right-of-use (ROU) assets, and long-lived intangible assets.

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

Recurring Fair Value Measurements	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$332	$-	$332
Liabilities:
Warrant liability	$-	$13,977	$-	$13,977
Contingent consideration	$-	$-	$2,020	$2,020

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$437	$-	$437
Liabilities:
Warrant liability	$-	$168,529	$-	$168,529
Contingent consideration	$-	$-	$2,020	$2,020

The fair value of the Company’s foreign currency forward contracts, determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of June 30, 2026 and December 31, 2025 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

The fair value of the Company’s Warrant (as defined in Note 11 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices ($0.01/share and $3.57/share) and number of shares exercisable, as of June 30, 2026 and December 31, 2025, is a Level 2 measurement.

The fair value of the Company’s contingent consideration liability, related to the CRC acquisition and determined using projected financial results and a risk-adjusted discount rate, as of June 30, 2026 and December 31, 2025, is a Level 3 measurement. See Note 8 - Acquisitions.

Note 6 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts and (ii) to collateralize corporate card programs. The carrying value of restricted cash approximates its fair value.

The Company’s restricted cash balances are as follows:

	June 30,	December 31,
	2026	2025
Restricted cash from customer deposit	$281	$281
Restricted cash to collateralize corporate card program	222	221
Total restricted cash and restricted cash equivalents	$503	$502

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$29,523	$53,282
Work in process	15,198	4,617
Finished railcars	2,843	80
Parts inventory	10,267	10,316
Total inventories, net	$57,831	$68,295

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $818 and $950 relating to excess and slow-moving inventory as of June 30, 2026 and December 31, 2025, respectively.

Note 8 – Acquisitions

On December 19, 2025, the Company acquired Carly Railcar Components, LLC (“CRC”), which operates as a wholly owned subsidiary and aligns with the Company’s aftermarket distribution business. Total consideration for the acquisition included cash paid at closing, indebtedness assumed and settled, a holdback liability, and contingent consideration based on future revenue and gross margin performance. The Company accounted for the transaction as a business combination under ASC 805 and recognized a bargain purchase gain of $2,087, which was recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025.

The acquisition included identifiable intangible assets, primarily customer relationships and a trade name, which are being amortized over their estimated useful lives. Contingent consideration related to the acquisition was recorded at its fair value of $2,020 as of the acquisition date and is recorded as a liability that is remeasured at fair value each reporting period. The Company reassessed the fair value of the contingent consideration as of June 30, 2026 and determined there was no change in its fair value. Additional information is included in Note 5 – Fair Value Measurements. During the six months ended June 30, 2026, the Company settled the holdback liability related to the CRC acquisition by paying $434. The final settlement amount was lower than the initially recorded liability, resulting in a $66 measurement period adjustment to the purchase price allocation.

On July 16, 2026, the Company completed the acquisition of certain assets of Southern Parts & Equipment, Inc., consisting primarily of inventory and customer relationships, to further expand the Company's aftermarket business. The aggregate purchase price was $511, consisting of cash consideration paid at closing and contingent consideration of up to $400 based on the achievement of specified revenue targets during the twelve-month period following the acquisition. Due to the timing of the acquisition, the preliminary allocation of the purchase price has not yet been completed.

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the six months ended June 30, 2026 and 2025, are as follows:

	For the Six Months Ended June 30,
	2026	2025

Balance at the beginning of the period	$2,050	$2,389
Current year provision	86	774
Reductions for payments, costs of repairs and other	(155)	(1,474)
Adjustments to prior warranties	8	(24)
Balance at the end of the period	$1,989	$1,665

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 10 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Term loan	$104,794	$112,125
Less term loan deferred financing costs	(4,069)	(4,883)
Total debt, net of deferred financing costs	100,725	107,242
Less amounts due within one year	(2,875)	(9,728)
Long-term debt, net of current portion	$97,850	$97,514

On December 31, 2024, the Company entered into a term loan agreement with FreightCar North America, LLC, certain of its subsidiaries, the lenders party thereto, and Blue Torch Finance LLC, as administrative and collateral agent, providing for a $115,000 term loan maturing December 31, 2028 (the “Term Loan”). The Term Loan includes customary affirmative and negative covenants and financial covenants, including minimum liquidity requirements and quarterly leverage ratio testing beginning March 31, 2025. The Company was in compliance with these covenants as of June 30, 2026. The Term Loan also includes an annual mandatory prepayment provision based on Excess Cash Flow, as defined in the agreement, requiring the Company to apply a portion of such cash flow to repay outstanding borrowings. Deferred financing costs of $6,511 are recorded as a reduction of long-term debt and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 9.7% as of June 30, 2026.

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

The ABL contains customary affirmative and negative covenants and financial covenants that are triggered upon reduced availability and remain in effect while such condition exists. The Company was in compliance with these covenants as of June 30, 2026. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of June 30, 2026, the ABL bears interest at 5.5%.

As of June 30, 2026, the Company had $24,468 of availability under the ABL, net of $452 reserved for foreign currency derivative mark-to-market adjustments and $197 reserved for a standby letter of credit. Deferred financing costs of $874 are recorded as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of June 30, 2026 as the borrowings bear interest at variable rates that approximate current market rates, and there have been no significant changes in the Company’s credit risk since origination.

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

On June 26, 2026, the Warrantholder partially exercised the 2020 Warrant, the 2021 Warrant and the 2022 Warrant through the net exercise provisions contained in each warrant agreement. Pursuant to the exercise, the Warrantholder exercised portions of the warrants representing 22.99% of the Company's Common Stock Deemed Outstanding under the 2020 Warrant and 4.99% of the Company's Common Stock Deemed Outstanding under each of the 2021 Warrant and the 2022 Warrant. As a result of the net exercise, the Company issued 13,619,377 shares of Common Stock and no cash proceeds were received. The Company derecognized the portion of the warrant liability associated with the exercised warrants and recognized the remaining Replacement Warrants (as defined below) at fair value as of June 30, 2026.

In connection with the partial exercise, the Company issued three amended and restated replacement warrants (collectively, the “Replacement Warrants” and individually a “Replacement Warrant”), each representing the remaining unexercised portion of the original warrants equal to 0.01% of the Company's Common Stock Deemed Outstanding, with terms otherwise substantially identical to the original warrants. The Replacement Warrants are filed as Exhibits 4.1, 4.2 and 4.3 to this Quarterly Report of Form 10-Q.

Following the partial exercise, the Replacement Warrant related to the 2020 Warrant was exercisable for an aggregate of 4,132 shares of Common Stock as of June 30, 2026, compared with 9,614,145 shares issuable under the 2020 Warrant as of December 31, 2025. The Replacement Warrant related to the 2021 Warrant was exercisable for an aggregate of 4,132 shares of Common Stock as of June 30, 2026, compared with 2,090,032 shares issuable under the 2021 Warrant as of December 31, 2025. The Replacement Warrant related to the 2022 Warrant was exercisable for an aggregate of 4,132 shares of Common Stock as of June 30, 2026, compared with 2,090,032 shares issuable under the 2022 Warrant as of December 31, 2025.

The Company also issued a warrant to the Warrantholder in May 2023 to purchase an aggregate of 1,636,313 shares of Common Stock (the “2023 Warrant”). The 2023 Warrant has a per-share exercise price of $3.57 and a term of ten years from the date of issuance. The 2023 Warrant was not exercised or otherwise modified in connection with the June 2026 partial exercise of the 2020 Warrant, the 2021 Warrant and the 2022 Warrant.

The Replacement Warrants, together with the 2023 Warrant, are collectively referred to herein as the “Warrants.” As of June 30, 2026, the Warrants were classified as liabilities and subject to fair value remeasurement at each balance sheet date. The fair value of the Warrants was $13,977 and $168,529 as of June 30, 2026 and December 31, 2025, respectively. Changes in the fair value of the Warrants are reported as a separate line item in the condensed consolidated statements of operations.

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended June 30, 2026	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$34	$(7)	$27
Other comprehensive gain before reclassifications:
Unrealized gain on foreign currency derivatives	885	(185)	700
Amounts reclassified from accumulated other comprehensive income:
(Gain) on foreign currency derivatives reclassified into cost of sales	(657)	136	(521)
	$262	$(56)	$206

Three months ended June 30, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$33	$(14)	$19
Other comprehensive loss before reclassifications:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	2,144	(668)	1,476
Amounts reclassified from accumulated other comprehensive income:
(Gain) on foreign currency derivatives reclassified into cost of sales	(104)	32	(72)
	$2,221	$(682)	$1,539

Six months ended June 30, 2026	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$66	$(14)	$52
Other comprehensive gain before reclassifications:
Unrealized gain on foreign currency derivatives	1,023	(214)	809
Amounts reclassified from accumulated other comprehensive income:
(Gain) on foreign currency derivatives reclassified into cost of sales	(1,128)	236	(892)
	$(39)	$8	$(31)

Six months ended June 30, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$65	$(14)	$51
Other comprehensive loss before reclassifications:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	2,497	(668)	1,829
Amounts reclassified from accumulated other comprehensive income:
Loss on foreign currency derivatives reclassified into cost of sales	487	32	519
	$3,197	$(682)	$2,515

The components of accumulated other comprehensive income consist of the following:

	June 30,	December 31,
	2026	2025
Unrecognized pension income, net of tax of $6,223 and $6,237, respectively	$2,330	$2,278
Unrealized (loss) gain on foreign currency derivatives, net of tax of ($369) and ($391), respectively	(37)	46
	$2,293	$2,324

Note 13 – Stock-Based Compensation

Total stock-based compensation was $991 and $761 for the three months ended June 30, 2026 and 2025, respectively, and $2,072 and $2,701 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $1,153 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 13 months. As of June 30, 2026, there was $769 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 13 months. As of June 30, 2026, there was $1,200 of unearned compensation expense related to performance share units, which will be recognized over the remaining requisite service period of 26 months. As of June 30, 2026, there was $1,319 of unearned compensation expense related to restricted stock units, which will be recognized over the remaining requisite service period of 19 months.

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

The components of net periodic benefit cost for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2026	2025	2026	2025
Interest cost	$121	$132	$242	$264
Expected return on plan assets	(66)	(67)	(132)	(134)
Amortization of unrecognized net income	34	33	66	65
	$89	$98	$176	$195

The Company made no significant contributions to the Plan for the three and six months ended June 30, 2026 and 2025. The Company made a contribution of $73 during the three months ended June 30, 2026 and we expect to make additional contributions of $542 to the Plan during the remainder of 2026 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates.

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

The notional amounts of outstanding derivative instruments are as follows:

	June 30,	December 31,
Notional Amount	2026	2025
Derivative instruments designated as hedges:
Foreign currency derivatives	$12,462	$16,736

The fair value of outstanding derivative instruments designated as hedges are as follows:

	June 30,	December 31,
Fair Value	2026	2025
Prepaid expenses and other current assets:
Foreign currency derivatives	$332	$437

The pre-tax realized (gains) losses on foreign currency derivatives are recognized in the condensed consolidated statements of operations as follows:

		Amount of (Gain)/Loss Recognized		Amount of (Gain)/Loss Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Realized (Gain)/Loss Recognized in the Consolidated Statements of Operations	2026	2025	2026	2025
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives	Cost of sales	$(657)	$(104)	$(1,128)	$487

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

Note 17 – (Loss) Earnings Per Share

The net income available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net (loss) income	$(30,103)	$11,679	$11,546	$62,127
Allocation of undistributed earnings to nonvested restricted shares	-	(384)	(248)	(2,151)
Net income available to common stockholders - basic	$(30,103)	$11,295	$11,298	$59,976
Undistributed earnings reallocated to nonvested restricted shares	-	18	25	116
Net income available to common stockholders - diluted	$(30,103)	$11,313	$11,323	$60,092
Denominator:
Weighted average common shares outstanding	18,481,687	17,999,806	18,401,584	17,927,741
Issuance of Warrants	13,457,625	13,793,940	13,531,908	13,800,162
Weighted average common shares outstanding - basic	31,939,312	31,793,746	31,933,492	31,727,903
Issuance of Fixed Warrants	-	797,192	1,044,070	924,637
Dilutive effect of employee stock options	-	807,392	2,571,692	951,087
Weighted average common shares outstanding - diluted	31,939,312	33,398,330	35,549,254	33,603,627

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the three months ended June 30, 2026 and 2025, 1,226,271 and 2,191,732 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the six months ended June 30, 2026 and 2025, 1,254,264 and 2,239,389 shares, respectively, were not included in the weighted average common shares outstanding calculations as they were anti-dilutive.

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

Note 18 – Related Parties

Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”) is owned by Jesús Gil, a director of the Company, and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Both Jesús Gil and Alejandro Gil are beneficial owners of over 5% of our Common Stock as of June 30, 2026 and December 31, 2025. Fasemex provides steel fabrication services to the Company. The lessors of the Castaños, Coahuila, Mexico Facility (the “Manufacturing Facility”) are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Additionally, Alejandro Gil has joint ownership of an external warehouse in Frontera, Coahuila, Mexico that the Company started leasing on July 1, 2025. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $4,437 and $10,036 to the Gil Family during the three and six months ended June 30, 2026, and $6,309 and $10,916 during the three and six months ended June 30, 2025, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services, royalty payments and rent of an external warehouse.

Until June 9, 2025, Commercial Specialty Truck Holdings, LLC (“CSTH”) was minority owned by James R. Meyer, a member of our Board, our former CEO, and beneficial owner of over 5% of our Common Stock. On June 9, 2025, Mr. Meyer divested his ownership interest in CSTH, at which point CSTH ceased to be a related party. The Company sold specialty parts in an amount equal to $66 to CSTH during each of three and six months ended June 30, 2025.

Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $494 as of June 30, 2026, includes security deposits of $494 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $2,007 as of June 30, 2026 are payable to the Gil Family. Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $547 as of December 31, 2025 includes security deposits of $547 from the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $3,355 as of December 31, 2025 are payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 7.2% and 128.5% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 is lower than the effective tax rate for the three months ended June 30, 2025 primarily driven by the release of the majority of the valuation allowance in the United States on deferred tax assets in the second quarter of 2025, and the effects of permanent differences, such as non-taxable gains associated with mark-to-market adjustments on stock warrants.

The Company's reported effective tax rate was 10.4% and (451.0)% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the six months ended June 30, 2026 differs from the effective tax rate for the six months ended June 30, 2025 due to the release of the majority of the valuation allowance in the United States on deferred tax assets in the second quarter of 2025, and the effects of permanent differences, such as non-taxable gains associated with mark-to-market adjustments on stock warrants.

The effective tax rates for the three and six months ended June 30, 2026 differ from the 21% United States statutory tax rate due to the effects of permanent differences, such as non-taxable gains associated with mark-to-market adjustments on stock warrants.

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

The Company’s operations consist of two operating and reportable segments, Manufacturing and Aftermarket. The Company identifies reportable segments based on differences in products and services. The Company’s Manufacturing segment includes new railcar manufacturing, used railcar sales, and major conversions and rebodies. The Company’s Aftermarket segment includes the selling of railcar parts and supplies for all railcar types, and provides aftermarket services including safety training, railcar inspections, and preventative maintenance.

Our Manufacturing segment revenues are generated primarily from sales of the railcars that we manufacture. Our Manufacturing segment sales depend on industry demand for new railcars, which is driven by overall economic conditions and the demand for railcar transportation of various products such as steel products, minerals, cement, motor vehicles, forest products, agricultural commodities and coal. Our Manufacturing segment sales are also affected by competitive market pressures that impact our market share, the prices for our railcars and by the types of railcars sold. Our Manufacturing segment revenues also include revenues from railcar conversions and rebodies. Our Aftermarket segment revenues are generated primarily from sales of railcar parts and supplies for all railcar types.

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

Total net railcar orders received for the six months ended June 30, 2026 were 3,550 units, consisting of 3,150 new railcars and 400 converted and rebodied railcars, compared to orders for 2,476 units, consisting of 1,776 new railcars and 700 converted and rebodied railcars, for the six months ended June 30, 2025. Total backlog of unfilled orders was 3,972 units as of June 30, 2026, compared to 1,926 railcars as of December 31, 2025. The estimated sales value of the backlog was $344 million and $137 million as of June 30, 2026 and December 31, 2025, respectively. The increase in the number of net railcar orders received for the six months ended June 30, 2026 compared to the prior year period represents the continued growth of the Company’s commercial footprint.

Our backlog is not necessarily indicative of future operating results. Certain orders included in backlog remain subject to customary documentation and completion of contractual terms. Customers may modify or cancel orders, although historically there has been limited variation between the number of railcars ordered and those ultimately delivered. Delivery schedules may also change from time to time.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Revenues

Our consolidated revenues for the three months ended June 30, 2026 were $113.1 million, compared to $118.6 million for the three months ended June 30, 2025. Manufacturing segment revenues for the three months ended June 30, 2026 were $104.3 million, compared to $110.8 million for the corresponding prior year period. The $6.5 million decrease in Manufacturing segment revenues was primarily driven by an unfavorable product mix in the cars delivered in the period. Aftermarket segment revenues for the three months ended June 30, 2026 were $8.9 million, compared to $7.9 million for the three months ended June 30, 2025, primarily reflecting revenues generated by Carly Railcar Components, acquired in December 2025, which expanded the Company's aftermarket parts distribution business.

Gross Profit

Our consolidated gross profit was $6.2 million for the three months ended June 30, 2026, compared to $17.8 million for the three months ended June 30, 2025. Consolidated gross margin for the three months ended June 30, 2026 and 2025 was 5.5% and 15.0%, respectively. Manufacturing segment gross profit was $3.3 million for the three months ended June 30, 2026, compared to $14.9 million for the three months ended June 30, 2025. Manufacturing segment gross margin for the three months ended June 30, 2026 and 2025, was 3.2% and 13.4%, respectively. The $11.6 million decrease and 9.5% decrease in consolidated gross profit and gross margin, respectively, driven by the $11.6 million and 10.2% decreases in Manufacturing segment gross profit and gross margin, respectively resulted from an unfavorable product mix in the cars delivered in the period. Aftermarket segment gross profit was $2.9 million for each of three months ended June 30, 2026 and 2025.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $10.5 million for the three months ended June 30, 2026, compared to $10.1 million for the three months ended June 30, 2025. The $0.4 million increase in consolidated selling, general and administrative expenses was primarily due to a $0.5 million increase in legal costs during the three months ended June 30, 2026. Manufacturing segment selling, general and administrative expenses were $0.6 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025. Manufacturing segment selling, general and administrative expenses for each of the three months ended June 30, 2026 and 2025, were 0.6% and 0.4% of revenue, respectively. Aftermarket segment selling, general and administrative expenses were $0.9 million for the three months ended June 30, 2026, compared to $0.5 million during the three months ended June 30, 2025. Corporate selling, general and administrative expenses were $8.9 million for the three months ended June 30, 2026, compared to $9.2 million for the three months ended June 30, 2025, primarily driven by the aforementioned increase in legal costs during the three months ended June 30, 2026.

Loss on Change in Fair Market Value of Warrant Liability

Our loss on change in fair market value of Warrant liability was $24.9 million for the three months ended June 30, 2026, compared to $47.6 million for the three months ended June 30, 2025. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of implied warrant shares.

Other (Expense) Income

Other expense was $0.2 million for the three months ended June 30, 2026, compared to other income of $3.3 million for the three months ended June 30, 2025. The decrease in other (expense) income is primarily driven by the $3.1 million Employee Retention Credit received during the three months ended June 30, 2025.

Income Tax (Benefit) Provision

Our income tax benefit was $2.3 million for the three months ended June 30, 2026, compared to our income tax benefit of $52.7 million for the three months ended June 30, 2025. The income tax benefit is due to the release of the majority of the valuation allowance in the United States on federal deferred tax assets during the three months ended June 30, 2025.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Revenues

Our consolidated revenues for the six months ended June 30, 2026 were $177.4 million, compared to $214.9 million for the six months ended June 30, 2025. Manufacturing segment revenues for the six months ended June 30, 2026 were $157.2 million, compared to $200.9 million for the six months ended June 30, 2025. The $43.7 million decrease in Manufacturing segment revenues was primarily driven by an unfavorable product mix in the cars delivered in the period. Aftermarket segment revenues for the six months ended June 30, 2026 were $20.2 million, compared to $14.0 million for the six months ended June 30, 2025, primarily reflecting revenues generated by Carly Railcar Components, acquired in December 2025, which expanded the Company's aftermarket parts distribution business.

Gross Profit

Our consolidated gross profit was $17.0 million for the six months ended June 30, 2026, compared to $32.2 million for the six months ended June 30, 2025. Consolidated gross margin for the six months ended June 30, 2026 and 2025, was 9.6% and 15.0%, respectively. Manufacturing segment gross profit was $10.6 million for the six months ended June 30, 2026, compared to $27.0 million for the six months ended June 30, 2025. Manufacturing gross margin for the six months ended June 30, 2026 and 2025, was 6.7% and 13.4%, respectively. The $15.2 million and 5.4% decreases in consolidated gross profit and gross margin, respectively, driven by the $16.4 million and 6.7% decreases in Manufacturing segment gross profit and gross margin, respectively, were due to an unfavorable product mix in the cars delivered in the period. Aftermarket segment gross profit for the six months ended June 30, 2026 was $6.4 million, compared to $5.2 million for the six months ended June 30, 2025. The $1.2 million increase in Aftermarket segment gross profit is driven primarily by the acquisition of Carly Railcar Components in December 2025, which increased the Company's aftermarket parts distribution gross profit.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $21.9 million for the six months ended June 30, 2026, compared to $20.6 million for the six months ended June 30, 2025. The $1.3 million increase in consolidated selling, general and administrative expenses was primarily due to a $2.3 million increase in legal expenses and a $0.4 million increase in finance costs, partially offset by a decrease of $1.4 million in labor and stock-based compensation expenses during the six months ended June 30, 2026. Manufacturing segment selling, general and administrative expenses were $1.0 million for the six months ended June 30, 2026, compared to $0.8 million for the six months ended June 30, 2025. Manufacturing segment selling, general and administrative expenses for the six months ended June 30, 2026 and 2025, were 0.6% and 0.4% of revenue, respectively. Aftermarket segment selling, general and administrative expenses were $1.9 million for the six months ended June 30, 2026 compared to $1.1 million during the six months ended June 30, 2025. Corporate selling, general and administrative expenses were $19.0 million for the six months ended June 30, 2026, compared to $18.8 million for the six months ended June 30, 2025, primarily driven by the aforementioned increase in legal and finance expenses, partially offset by reductions in labor and stock-based compensation during the six months ended June 30, 2026.

Gain on Change in Fair Market Value of Warrant Liability

Our gain on change in fair market value of Warrant liability was $24.2 million for the six months ended June 30, 2026, compared to $5.3 million for the six months ended June 30, 2025. The change in fair market value of Warrant liability is driven by the fluctuation of stock price used to remeasure the liability at the end of each period as well as fluctuations in the number of implied warrant shares.

Other (Expense) Income

Other expense was $24.0 thousand for the six months ended June 30, 2026, compared to other income of $3.2 million for the six months ended June 30, 2025. The decrease in other income is primarily driven by the $3.3 million Employee Retention Credit received during the six months ended June 30, 2025, partially offset by a $0.1 million loss on sale of assets held for sale.

Income Tax Provision (Benefit)

Our income tax provision was $1.3 million for the six months ended June 30, 2026, compared to our income tax benefit of $50.9 million for the six months ended June 30, 2025. The income tax benefit primarily reflects the release of the majority of the valuation allowance in the United States on federal deferred tax assets during the six months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalents on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement with FreightCar North America, LLC, certain of its subsidiaries, the lenders party thereto, and Blue Torch Finance LLC, as administrative and collateral agent, providing for a $115,000 term loan maturing December 31, 2028 (the “Term Loan”). The Term Loan includes customary affirmative and negative covenants and financial covenants, including minimum liquidity requirements and quarterly leverage ratio testing beginning March 31, 2025. The Company was in compliance with these covenants as of June 30, 2026. The Term Loan also includes an annual mandatory prepayment provision based on Excess Cash Flow, as defined in the agreement, requiring the Company to apply a portion of such cash flow to repay outstanding borrowings. Deferred financing costs of $6,511 are recorded as a reduction of long-term debt and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Refinancing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 9.7% as of June 30, 2026.

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

The ABL contains customary affirmative and negative covenants and financial covenants that are triggered upon reduced availability and remain in effect while such condition exists. The Company was in compliance with these covenants as of June 30, 2026. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of June 30, 2026, the ABL bears interest at 5.5%.

As of June 30, 2026, the Company had $24,468 of availability under the ABL, net of $452 reserved for foreign currency derivative mark-to-market adjustments and $197 reserved for a standby letter of credit. Deferred financing costs of $874 are recorded as an asset and amortized to interest expense over the term of the ABL.

Warrant

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years which are exercisable on the terms described in Note 11 - Warrants.

During the three months ended June 30, 2026, the Warrantholder partially exercised the 2020, 2021 and 2022 Warrants through the contractual net exercise provisions, resulting in the issuance of 13,619,377 shares of Common Stock. Because the warrants were exercised on a net settlement basis, the Company did not receive any cash proceeds from the transaction.

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

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2026 and 2025:

	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$7,766	$21,322
Investing activities	(1,317)	(353)
Financing activities	(7,766)	(4,066)
Total	$(1,317)	$16,903

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

Our net cash provided by operating activities for the six months ended June 30, 2026 was $7.8 million compared to $21.3 million provided by operating activities for the six months ended June 30, 2025. Our net cash provided by operating activities for the six months ended June 30, 2026 reflects changes in working capital, including a decrease in inventory of $10.3 million and an increase in accounts and contractual payables of $8.3 million. Our net cash provided by operating activities for the six months ended June 30, 2025 reflects changes in working capital, including increases in accounts payable of $41.2 million and customer deposits of $17.6 million, offset by increases in inventory of $32.8 million and accounts receivable of $3.7 million. The decrease in inventory relates to inventory on hand at December 31, 2025 used in production of railcars delivered during the period, and the increase in accounts payable relates to purchases of raw materials used to support production during the six months ended June 30, 2026.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2026 was $1.3 million and consisted of $0.9 million in capital expenditures related to enhancement of machinery and equipment on current production lines of the Manufacturing Facility and $0.4 million payment of holdback liability in connection with the CRC acquisition. Net cash used in investing activities for the six months ended June 30, 2025 was $0.4 million and consisted of capital expenditures of $0.9 million related to additional machinery and equipment on current production lines of the Manufacturing Facility, offset by proceeds of $0.6 million from the sale of assets held for sale.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2026 was $7.8 million which included borrowing and repayment on revolving line of credit of $8.0 million, repayment on term loan of $7.3 million, and employee stock settlements of $0.4 million. Net cash used in financing activities for the six months ended June 30, 2025 was $4.1 million which included deferred financing costs of $1.3 million, repayments on term loan of $1.4 million, employee stock settlements of $0.5 million, and principal payments on the finance lease of $0.8 million.

Capital Expenditures

Our capital expenditures were $0.9 million for the six months ended June 30, 2026 and 2025. We anticipate capital expenditures during 2026 to be in the range of $7 million to $10 million, related to the replacement and enhancement of machinery and equipment used in manufacturing, as well as investment in new machinery and equipment related to production of tank cars.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For further information, see Note 16 - Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

4.1	Warrant No. W-005 issued to OC III LFE II LP On June 30, 2026.
4.2	Warrant No. W-006 issued to OC III LFE II LP On June 30, 2026.
4.3	Warrant No. W-007 issued to OC III LFE II LP On June 30, 2026.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREIGHTCAR AMERICA, INC.

Date: August 3, 2026	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2026	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 3, 2026	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)