Form 10-Q
period 2026-09-30
FreightCar America, Inc.
filed 2026-11-09
CIK 1320854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2026

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 4, 2026, there were 32,794,790 shares of the registrant’s common stock outstanding.

FREIGHTCAR AMERICA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FreightCar America, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash, cash equivalents and restricted cash equivalents	$86,759	$64,295
Accounts receivable, net of allowance for credit losses of $176 and $121, respectively	19,055	12,443
VAT receivable	6,007	6,097
Inventories, net	80,408	68,295
Prepaid expenses and other current assets	11,671	8,875
Total current assets	203,900	160,005
Property, plant and equipment, net	27,117	30,969
Right of use asset lease	38,913	40,281
Intangibles, net	5,035	4,877
Deferred income taxes	53,200	52,970
Other long-term assets	823	947
Total assets	$328,988	$290,049
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts and contractual payables	$108,709	$55,671
Accrued payroll and other employee costs	5,715	9,110
Accrued warranty	957	2,050
Customer deposits	15,658	—
Deferred revenue	—	539
Current portion of long-term debt	2,875	9,728
Lease liability, current	1,945	1,888
Other current liabilities	6,003	6,611
Total current liabilities	141,862	85,597
Long-term debt, net of current portion	97,538	97,514
Warrant liability	9,306	168,529
Accrued pension costs	877	1,256
Lease liability, long-term	41,775	43,233
Other long-term liabilities	1,301	1,333
Total liabilities	292,659	397,462
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,793,390 and 19,091,736 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	358	221
Additional paid-in capital	205,364	72,557
Accumulated other comprehensive income	1,568	2,324
Accumulated deficit	(170,961)	(182,515)
Total stockholders’ equity (deficit)	36,329	(107,413)
Total liabilities and stockholders’ equity (deficit)	$328,988	$290,049

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$76,488	$160,511	$253,934	$375,424
Cost of sales	69,792	136,306	230,257	319,004
Gross profit	6,696	24,205	23,677	56,420
Selling, general and administrative expenses	9,752	9,647	31,623	30,284
Operating (loss) income	(3,056)	14,558	(7,946)	26,136
Interest expense	(3,136)	(4,638)	(9,557)	(13,356)
Gain (loss) in fair market value of warrant liability	4,671	(17,589)	28,886	(12,331)
Other (expense) income	(54)	78	(78)	3,235
(Loss) income before income taxes	(1,575)	(7,591)	11,305	3,684
Income tax benefit	(1,583)	(146)	(249)	(50,998)
Net income (loss)	$8	$(7,445)	$11,554	$54,682
Net earnings (loss) per common share - basic	$0.00	$(0.23)	$0.35	$1.66
Net earnings (loss) per common share - diluted	$0.00	$(0.23)	$0.32	$1.57
Weighted average common shares outstanding – basic	32,094,098	31,887,926	31,987,628	31,778,768
Weighted average common shares outstanding – diluted	35,214,095	31,887,926	35,459,764	33,738,478

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$8	$(7,445)	$11,554	$54,682
Other comprehensive (loss) income, net of tax:
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	25	25	77	76
Other comprehensive (loss) income before reclassifications:
Unrealized gain on commodity swap derivatives	—	—	—	116
Unrealized (loss) gain on foreign currency derivatives	(534)	356	270	2,321
Amounts reclassified from accumulated other comprehensive (loss) income:
(Gain) on commodity swap derivatives reclassified into cost of sales	—	(25)	—	(25)
(Gain) on foreign currency derivatives reclassified into cost of sales	(216)	(756)	(1,103)	(373)
Comprehensive (loss) income	$(717)	$(7,845)	$10,798	$56,797

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, June 30, 2025	19,127,412	$222	$71,572	$3,236	$(158,492)	$(83,462)
Net loss	-	-	-	-	(7,445)	(7,445)
Other comprehensive loss	-	-	-	(400)	-	(400)
Forfeiture of restricted stock awards	(50,326)	(1)	1	-	-	-
Stock-based compensation recognized	-	-	433	-	-	433
Balance, September 30, 2025	19,077,086	$221	$72,006	$2,836	$(165,937)	$(90,874)

Balance, June 30, 2026	32,775,760	$358	$204,519	$2,293	$(170,969)	$36,201
Net income	-	-	-	-	8	8
Other comprehensive loss	-	-	-	(725)	-	(725)
Exercise of stock options and appreciation rights	17,630	-	55	-	-	55
Stock-based compensation recognized	-	-	790	-	-	790
Balance, September 30, 2026	32,793,390	$358	$205,364	$1,568	$(170,961)	$36,329

FreightCar America, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

	FreightCar America Stockholders
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2024	18,960,608	$221	$69,404	$721	$(220,619)	$(150,273)
Net income	-	-	-	-	54,682	54,682
Other comprehensive income	-	-	-	2,115	-	2,115
Restricted stock awards	195,975	2	(2)	-	-	-
Employee stock settlement	(50,010)	(1)	(486)	-	-	(487)
Forfeiture of restricted stock awards	(50,326)	(1)	1	-	-	-
Exercise of stock option and appreciation rights	20,839	-	(45)	-	-	(45)
Stock-based compensation recognized	-	-	3,134	-	-	3,134
Balance, September 30, 2025	19,077,086	$221	$72,006	$2,836	$(165,937)	$(90,874)

Balance, December 31, 2025	19,091,736	$221	$72,557	$2,324	$(182,515)	(107,413)
Net income	-	-	-	-	11,554	11,554
Other comprehensive loss	-	-	-	(756)	-	(756)
Restricted stock awards	70,888	1	-	-	-	1
Employee stock settlement	(40,531)	-	(436)	-	-	(436)
Exercise of stock options and appreciation rights	51,920	-	180	-	-	180
Exercise of warrants	13,619,377	136	130,201	-	-	130,337
Stock-based compensation recognized	-	-	2,862	-	-	2,862
Balance, September 30, 2026	32,793,390	$358	$205,364	$1,568	$(170,961)	$36,329

See Notes to Condensed Consolidated Financial Statements (Unaudited).

FreightCar America, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$11,554	$54,682
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,599	4,598
Non-cash lease expense on right of use assets	1,368	2,320
(Gain) loss on change in fair market value for Warrant liability	(28,886)	12,331
Stock-based compensation recognized	2,862	3,134
Bargain purchase gain	(152)	—
Deferred income taxes	(230)	(48,496)
Other non-cash items, net	434	6,655
Changes in operating assets and liabilities:
Accounts receivable	(6,612)	(20,008)
VAT receivable	329	(1,538)
Inventories	(9,853)	(27,906)
Accounts and contractual payables	50,997	47,702
Income taxes payable, net	(1,792)	(7,478)
Customer deposits	15,658	8,176
Other assets and liabilities	(8,154)	(9,440)
Net cash flows provided by operating activities	33,122	24,732
Cash flows from investing activities
Acquisitions	(945)	—
Purchase of property, plant and equipment	(1,228)	(2,102)
Proceeds from sale of assets held for sale, net of selling costs	—	585
Net cash flows used in investing activities	(2,173)	(1,517)
Cash flows from financing activities
Deferred financing costs	—	(1,336)
Borrowings on revolving line of credit	8,000	—
Repayments on revolving line of credit	(8,000)	—
Repayments on term loan	(8,049)	(2,156)
Employee stock settlement	(436)	(487)
Financing lease payments	—	(943)
Net cash flows used in financing activities	(8,485)	(4,922)
Net increase in cash and cash equivalents	22,464	18,293
Cash, cash equivalents and restricted cash equivalents at beginning of period	64,295	44,450
Cash, cash equivalents and restricted cash equivalents at end of period	$86,759	$62,743
Supplemental cash flow information
Interest paid	$8,284	$7,196
Income taxes paid	$1,381	$5,143
Change in unpaid construction in process	$(47)	$597
Contingent consideration recognized in connection with acquisition	$344	$—
Exercise of warrants	$130,337	$—

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FreightCar and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. The 2025 year-end balance sheet data was derived from the audited financial statements as of December 31, 2025.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. Certain prior-year amounts have been reclassified to conform to the current-year presentation, including the reclassification of lease liability changes to other assets and liabilities within the consolidated statements of cash flows. These reclassifications had no impact on previously reported consolidated statements of operations or net cash flows. These interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 – Revenue Recognition

The following table disaggregates the Company’s revenues by major source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Manufacturing sales	$65,687	$153,956	$222,926	$354,888
Aftermarket sales	10,801	6,555	31,008	20,536
Total revenues from contracts with customers	$76,488	$160,511	$253,934	$375,424

Contract Balances and Accounts Receivable

Contract assets represent the Company’s rights to consideration for performance obligations that have been satisfied but for which the terms of the contract do not permit billing at the reporting date. The Company had no contract assets as of September 30, 2026 and December 31, 2025. The Company may receive cash payments from customers in advance of the Company satisfying performance obligations under its sales contracts resulting in deferred revenue or customer deposits, which are considered contract liabilities. Deferred revenue and customer deposits, reported on separate lines in the Company’s condensed consolidated balance sheets, are classified as either current or long-term liabilities in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. Customer deposits were $15,658 and $0 as of September 30, 2026 and December 31, 2025. Deferred revenue was $0 and $539 as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company recognized $539 of revenue that was included in the deferred revenue balance as of December 31, 2025. Accounts receivable, net of allowance for credit losses of $121, was $12,443 as of January 1, 2025. The Company has not experienced material credit losses historically.

Performance Obligations

The Company is electing not to disclose the value of the remaining unsatisfied performance obligations with an original duration of one year or less as permitted by the practical expedient in ASU 2014-09, Revenue from Contracts with Customers. As of September 30, 2026, the Company had no remaining unsatisfied performance obligations requiring disclosure. During the third quarter of 2026, the Company excluded $81,321 associated with a customer order from its remaining unsatisfied performance obligations, as the Company believes the customer in question is unlikely to be able to meet its obligations under the associated customer contract. No revenue has been recognized under this contract.

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

A summary of segment information and reconciliation to consolidated income before income taxes is as follows:

	Three Months Ended
	September 30, 2026
	Manufacturing	Aftermarket	Total
Revenues	$65,687	$10,801	$76,488
Cost of sales	63,798	5,994
Segment gross profit	$1,889	$4,807	$6,696
Other segment items (1)	348	833
Segment operating income	$1,541	$3,974	$5,515
Reconciliation of segment operating income to consolidated loss before income taxes:
Unallocated corporate expenses			(8,571)
Consolidated interest expense			(3,136)
Gain on change in fair market value of Warrant liability			4,671
Consolidated other expense			(54)
Consolidated loss before income taxes			$(1,575)

Reconciliation of segment gross profit to consolidated loss before income taxes:			$6,696
Other segment items (1)			1,181
Segment operating income			5,515
Unallocated corporate expenses			(8,571)
Consolidated interest expense			(3,136)
Gain on change in fair market value of Warrant liability			4,671
Consolidated other expense			(54)
Consolidated loss before income taxes			$(1,575)

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

	Three Months Ended
	September 30, 2025
	Manufacturing	Aftermarket	Total
Revenues	$153,956	$6,555	$160,511
Cost of sales	131,789	4,517
Segment gross profit	$22,167	$2,038	$24,205
Other segment items (1)	437	554
Segment operating income	$21,730	$1,484	$23,214
Reconciliation of segment operating income to consolidated loss before income taxes:
Unallocated corporate expenses			(8,656)
Consolidated interest expense			(4,638)
Loss on change in fair market value of Warrant liability			(17,589)
Consolidated other income			78
Consolidated loss before income taxes			$(7,591)

Reconciliation of segment gross profit to consolidated loss before income taxes:			$24,205
Other segment items (1)			991
Segment operating income			23,214
Unallocated corporate expenses			(8,656)
Consolidated interest expense			(4,638)
Loss on change in fair market value of Warrant liability			(17,589)
Consolidated other income			78
Consolidated loss before income taxes			$(7,591)

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

	Nine Months Ended
	September 30, 2026
	Manufacturing	Aftermarket	Total
Revenues	$222,926	$31,008	$253,934
Cost of sales	210,435	19,822
Segment gross profit	$12,491	$11,186	$23,677
Other segment items (1)	1,311	2,728
Segment operating income	$11,180	$8,458	$19,638
Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated corporate expenses			(27,584)
Consolidated interest expense			(9,557)
Gain on change in fair market value of Warrant liability			28,886
Consolidated other expense			(78)
Consolidated income before income taxes			$11,305

Reconciliation of segment gross profit to consolidated income before income taxes:			$23,677
Other segment items (1)			4,039
Segment operating income			19,638
Unallocated corporate expenses			(27,584)
Consolidated interest expense			(9,557)
Gain on change in fair market value of Warrant liability			28,886
Consolidated other expense			(78)
Consolidated income before income taxes			$11,305

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

	Nine Months Ended
	September 30, 2025
	Manufacturing	Aftermarket	Total
Revenues	$354,888	$20,536	$375,424
Cost of sales	305,685	13,319
Segment gross profit	$49,203	$7,217	$56,420
Other segment items (1)	1,196	1,630
Segment operating income	$48,007	$5,587	$53,594
Reconciliation of segment operating income to consolidated income before income taxes:
Unallocated corporate expenses			(27,458)
Consolidated interest expense			(13,356)
Loss on change in fair market value of Warrant liability			(12,331)
Consolidated other income			3,235
Consolidated income before income taxes			$3,684

Reconciliation of segment gross profit to consolidated income before income taxes:			$56,420
Other segment items (1)			2,826
Segment operating income			53,594
Unallocated corporate expenses			(27,458)
Consolidated interest expense			(13,356)
Loss on change in fair market value of Warrant liability			(12,331)
Consolidated other income			3,235
Consolidated income before income taxes			$3,684

(1) Other segment items in Manufacturing and Aftermarket segments include selling, general and administrative expenses.

A summary of segment depreciation, amortization and capital expenditures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Manufacturing	$1,488	$1,433	$4,466	$4,229
Aftermarket	337	35	954	106
Corporate	65	84	179	263
Consolidated depreciation and amortization	$1,890	$1,552	$5,599	$4,598
Capital expenditures:
Manufacturing	$285	$1,146	$817	$1,993
Aftermarket	42	18	393	18
Corporate	18	-	18	91
Consolidated capital expenditures	$345	$1,164	$1,228	$2,102

Segment assets represent operating assets and exclude intersegment accounts, deferred tax assets and income tax receivables. The Company does not allocate cash and cash equivalents to its operating segments as the Company’s treasury function is managed at the corporate level. A summary of segment assets is as follows:

	September 30,	December 31,
	2026	2025
Assets:
Manufacturing	$152,441	$141,583
Aftermarket	28,843	27,202
Corporate	90,424	65,943
Total operating assets	271,708	234,728
Consolidated income taxes receivable and deferred income taxes	57,280	55,321
Consolidated assets	$328,988	$290,049

A summary of revenues and long-lived assets by geographic information is as follows:

	Geographic Information
	Revenues (a)				Long Lived Assets (b)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
United States	$76,488	$160,511	$253,934	$375,424	$11,454	$11,809
Mexico	-	-	-	-	59,611	64,318
Total	$76,488	$160,511	$253,934	$375,424	$71,065	$76,127

(a) Revenue is attributed to countries based on the location in which control transfers to the customer.

(b) Long lived assets include property, plant and equipment, net, right of use asset lease, and intangible assets.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis.

Recurring Fair Value Measurements	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency derivative liability	$-	$623	$-	$623
Warrant liability	$-	$9,306	$-	$9,306
Contingent consideration	$-	$-	$2,364	$2,364

Recurring Fair Value Measurements	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency derivative asset	$-	$437	$-	$437
Liabilities:
Warrant liability	$-	$168,529	$-	$168,529
Contingent consideration	$-	$-	$2,020	$2,020

The fair value of the Company’s foreign currency forward contracts, determined using exit prices obtained from each counterparty, which are based on currency spot and forward rates, as of September 30, 2026 and December 31, 2025 in an active market, is a Level 2 measurement. For further information, see Note 15 - Derivatives.

The fair value of the Company’s Warrant (as defined in Note 11 - Warrants) liability recorded in the Company’s financial statements, determined using the quoted price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an active market, exercise prices ($0.01/share and $3.57/share) and number of shares exercisable, as of September 30, 2026 and December 31, 2025, is a Level 2 measurement.

The fair value of the Company’s contingent consideration liability, which relates to the CRC and SPE acquisitions, as defined below in Note 8 – Acquisitions, and determined using projected financial results and a risk-adjusted discount rate, as of September 30, 2026 and December 31, 2025, is a Level 3 measurement.

Note 6 – Restricted Cash

The Company establishes restricted cash balances (i) when required by customer contracts and (ii) to collateralize corporate card programs. The carrying value of restricted cash approximates its fair value.

The Company’s restricted cash balances are as follows:

	September 30,	December 31,
	2026	2025
Restricted cash from customer deposit	$281	$281
Restricted cash to collateralize corporate card program	223	221
Total restricted cash and restricted cash equivalents	$504	$502

Note 7 – Inventories

Inventories, net of reserve for excess and obsolete items, consist of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$56,591	$53,282
Work in process	9,275	4,617
Finished railcars	3,189	80
Parts inventory	11,353	10,316
Total inventories, net	$80,408	$68,295

Inventory on the Company’s condensed consolidated balance sheets includes reserves of $374 and $950 relating to excess and slow-moving inventory as of September 30, 2026 and December 31, 2025, respectively.

Note 8 – Acquisitions

On December 19, 2025, the Company acquired Carly Railcar Components, LLC (“CRC”), which operates as a wholly owned subsidiary and complements the Company’s Aftermarket segment. Total consideration for the acquisition included cash paid at closing, indebtedness assumed and settled, a holdback liability, and contingent consideration based on future revenue and gross margin performance. The Company accounted for the transaction as a business combination under ASC 805 and recognized a bargain purchase gain of $2,087, which was recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025.

The acquisition included identifiable intangible assets, primarily customer relationships and a trade name, which are being amortized over their estimated useful lives. Contingent consideration related to the acquisition was recorded at its fair value of $2,020 as of the acquisition date and is recorded as a liability that is remeasured at fair value each reporting period. The Company reassessed the fair value of the contingent consideration as of September 30, 2026 and determined that there was no change in its fair value. Additional information is included in Note 5 – Fair Value Measurements. During the nine months ended September 30, 2026, the Company settled the holdback liability related to the CRC acquisition by paying $434. The final settlement amount was lower than the initially recorded liability, resulting in a $66 measurement period adjustment to the purchase price allocation.

On July 16, 2026, the Company acquired certain assets of Southern Parts & Equipment, Inc. (“SPE”), primarily inventory and customer relationships, to expand its aftermarket business. Total consideration was $855, consisting of $511 in cash and $344 in contingent cash consideration based on revenue targets over the twelve months following the acquisition. The contingent consideration was initially recorded at fair value, with no change in fair value as of September 30, 2026. The acquisition included customer relationships valued at $750, amortized over an estimated useful life of 13 years. The transaction was accounted for as a business combination under ASC 805, resulting in a bargain purchase gain of $152 recorded in other income (expense) in the consolidated statements of operations during the nine months ended September 30, 2026.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed as of the acquisition date.

(In thousands)
Assets:
Inventory	257
Customer relationships	750
Total assets acquired	1,007

Net assets acquired	1,007
Gain on bargain purchase	(152)
Total consideration transferred	$855

On October 16, 2026, the Company completed the acquisition of substantially all of the assets and certain specified liabilities of Trinity Equipment Co. and TEC Manufacturing & Distribution (collectively, “TEC”), businesses operating in the railcar aftermarket industry. The Company paid approximately $2.8 million in cash at closing, with additional contingent consideration of up to $1.4 million based on qualifying gross profit generated from specified product lines during the twelve months following the acquisition. The Company is currently evaluating the accounting treatment of the transaction, including the determination of the fair values of the assets acquired, liabilities assumed and contingent consideration, as applicable.

Note 9 – Product Warranties

Warranty terms are based on the negotiated railcar sale, rebody or conversion contract, as applicable. Changes in the warranty reserve for the nine months ended September 30, 2026 and 2025, are as follows:

	For the Nine Months Ended September 30,
	2026	2025

Balance at the beginning of the period	$2,050	$2,389
Current year provision	101	397
Reductions for payments, costs of repairs and other	(438)	(1,507)
Adjustments to prior warranties	(756)	718
Balance at the end of the period	$957	$1,997

Adjustments to prior warranties include changes in the warranty reserve for warranties issued in prior periods due to expiration of the warranty period, revised warranty cost estimates and other factors.

Note 10 – Debt Financing and Credit Facilities

Long-term debt consists of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Term loan	$104,075	$112,125
Less term loan deferred financing costs	(3,662)	(4,883)
Total debt, net of deferred financing costs	100,413	107,242
Less amounts due within one year	(2,875)	(9,728)
Long-term debt, net of current portion	$97,538	$97,514

On December 31, 2024, the Company entered into a term loan agreement with FreightCar North America, LLC, certain of its subsidiaries, the lenders party thereto, and Blue Torch Finance LLC, as administrative and collateral agent, providing for a $115,000 term loan maturing December 31, 2028 (the “Term Loan”). The Term Loan includes customary affirmative and negative covenants and financial covenants, including minimum liquidity requirements and quarterly leverage ratio testing beginning March 31, 2025. The Company was in compliance with these covenants as of September 30, 2026. The Term Loan also includes an annual mandatory prepayment provision based on Excess Cash Flow, as defined in the agreement, requiring the Company to apply a portion of such cash flow to repay outstanding borrowings. Deferred financing costs of $6,511 are recorded as a reduction of long-term debt and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Financing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 9.7% as of September 30, 2026.

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

The ABL contains customary affirmative and negative covenants and financial covenants that are triggered upon reduced availability and remain in effect while such condition exists. The Company was in compliance with these covenants as of September 30, 2026. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of September 30, 2026, the ABL bears interest at 5.8%.

As of September 30, 2026, the Company had $16,779 of availability under the ABL, net of $452 reserved for foreign currency derivative mark-to-market adjustments and $197 reserved for a standby letter of credit. Deferred financing costs of $874 are recorded as an asset and amortized to interest expense over the term of the ABL.

The fair value of debt approximates its carrying value as of September 30, 2026 as the borrowings bear interest at variable rates that approximate current market rates, and there have been no significant changes in the Company’s credit risk since origination.

Note 11 – Warrants

The Company issued warrants to OC III LFE II LP (“OC III LFE”) and various affiliates of OC III LFE (collectively, the “Warrantholder”) in previous years to purchase a number of shares of Common Stock equal to 23% (the “2020 Warrant”), 5% (the “2021 Warrant”), and 5% (the “2022 Warrant”) of the outstanding Common Stock (after giving effect to such issuance) on a fully-diluted basis at the time the warrants are exercised. Each warrant has an exercise price of $0.01 per share and a term of ten years from its date of issuance.

On June 26, 2026, the Warrantholder partially exercised the 2020 Warrant, the 2021 Warrant and the 2022 Warrant through the net exercise provisions contained in each warrant agreement. The exercised portions represented 22.99% of the Company's Common Stock Deemed Outstanding under the 2020 Warrant and 4.99% of the Company's Common Stock Deemed Outstanding under each of the 2021 Warrant and the 2022 Warrant. As a result of the net exercise, the Company issued 13,619,377 shares of Common Stock and no cash proceeds were received. The Company derecognized the portion of the warrant liability associated with the exercised warrants, with a corresponding increase to stockholders' equity.

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

As of September 30, 2026, each Replacement Warrant was exercisable for an aggregate of 4,157 shares of Common Stock, compared with 9,614,145 shares issuable under the original 2020 Warrant and 2,090,032 shares issuable under each of the original 2021 Warrant and the 2022 Warrant as of December 31, 2025.

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

The Replacement Warrants, together with the 2023 Warrant, are collectively referred to herein as the “Warrants.” The Warrants are classified as liabilities and remeasured at fair value at each reporting date. The aggregate warrant liability was $9,306 and $168,529 as of September 30, 2026 and December 31, 2025, respectively. Changes in the fair value of the Warrants are reported as a separate line item in the condensed consolidated statements of operations.

Note 12 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consist of the following:

Three months ended September 30, 2026	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$32	$(7)	$25
Other comprehensive gain before reclassifications:
Unrealized (loss) on foreign currency derivatives	(679)	145	(534)
Amounts reclassified from accumulated other comprehensive income:
(Gain) on foreign currency derivatives reclassified into cost of sales	(275)	59	(216)
	$(922)	$197	$(725)

Three months ended September 30, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$32	$(7)	$25
Other comprehensive loss before reclassifications:
Unrealized gain on foreign currency derivatives	452	(96)	356
Amounts reclassified from accumulated other comprehensive income:
(Gain) on commodity swap derivatives reclassified into cost of sales	(32)	7	(25)
(Gain) on foreign currency derivatives reclassified into cost of sales	(960)	204	(756)
	$(508)	$108	$(400)

Nine months ended September 30, 2026	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$98	$(21)	$77
Other comprehensive gain before reclassifications:
Unrealized gain on foreign currency derivatives	343	(73)	270
Amounts reclassified from accumulated other comprehensive income:
(Gain) on foreign currency derivatives reclassified into cost of sales	(1,403)	300	(1,103)
	$(962)	$206	$(756)

Nine months ended September 30, 2025	Pre-Tax	Tax	After-Tax
Pension liability activity:
Reclassification adjustment for amortization of net loss (pre-tax other income)	$97	$(21)	$76
Other comprehensive loss before reclassifications:
Unrealized gain on commodity swap derivatives	148	(32)	116
Unrealized gain on foreign currency derivatives	2,949	(628)	2,321
Amounts reclassified from accumulated other comprehensive income:
(Gain) on commodity derivatives reclassified into cost of sales	(32)	7	(25)
(Gain) on foreign currency derivatives reclassified into cost of sales	(473)	100	(373)
	$2,689	$(574)	$2,115

The components of accumulated other comprehensive income consist of the following:

	September 30,	December 31,
	2026	2025
Unrecognized pension income, net of tax of $6,216 and $6,237, respectively	$2,355	$2,278
Unrealized (loss) gain on foreign currency derivatives, net of tax of ($165) and ($391), respectively	(787)	46
	$1,568	$2,324

Note 13 – Stock-Based Compensation

Total stock-based compensation was $790 and $433 for the three months ended September 30, 2026 and 2025, respectively, and $2,862 and $3,134 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $835 of unearned compensation expense related to restricted stock awards, which will be recognized over the remaining weighted average requisite service period of 6 months. As of September 30, 2026, there was $598 of unearned compensation expense related to time-vested stock options, which will be recognized over the remaining requisite service period of 6 months. As of September 30, 2026, there was $1,052 of unearned compensation expense related to performance share units, which will be recognized over the remaining requisite service period of 24 months. As of September 30, 2026, there was $1,224 of unearned compensation expense related to restricted stock units, which will be recognized over the remaining requisite service period of 16 months.

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

The components of net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2026	2025	2026	2025
Interest cost	$121	$133	$363	$397
Expected return on plan assets	(66)	(68)	(198)	(202)
Amortization of unrecognized net loss	32	32	98	97
	$87	$97	$263	$292

The Company made contributions of $469 and $542, respectively, during the three and nine months ended September 30, 2026 and we expect to make additional contributions of $146 to the Plan during the remainder of 2026 to meet minimum funding requirements. However, we may elect to adjust the level of contributions based on a number of factors, including performance of pension investments and changes in interest rates.

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

The notional amounts of outstanding derivative instruments are as follows:

	September 30,	December 31,
Notional Amount	2026	2025
Derivative instruments designated as hedges:
Foreign currency derivatives	$19,364	$16,736

The fair value of outstanding derivative instruments designated as hedges are as follows:

	September 30,	December 31,
Fair Value	2026	2025
Prepaid expenses and other current assets:
Foreign currency derivatives	$-	$437
Other current liabilities:
Foreign currency derivatives	$623	$-

The pre-tax realized (gains) losses on foreign currency derivatives and commodity swaps are recognized in the condensed consolidated statements of operations as follows:

		Amount of (Gain) Recognized		Amount of (Gain) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Realized (Gain) Recognized in the Consolidated Statements of Operations	2026	2025	2026	2025
Derivative instruments designated as cash flow hedges:
Commodity swap derivatives	Cost of sales	$-	$(32)	$-	$(32)
Foreign currency derivatives	Cost of sales	$(275)	$(960)	$(1,403)	$(473)

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

Note 17 – Earnings (Loss) Per Share

The net income (loss) available to common stockholders and weighted-average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net income (loss)	$8	$(7,445)	$11,554	$54,682
Allocation of undistributed earnings to nonvested restricted shares	-	-	(249)	(1,828)
Net income available to common stockholders - basic	$8	$(7,445)	$11,305	$52,854
Undistributed earnings reallocated to nonvested restricted shares	-	-	24	103
Net income available to common stockholders - diluted	$8	$(7,445)	$11,329	$52,957
Denominator:
Weighted average common shares outstanding	32,081,665	18,088,444	23,011,721	17,981,898
Issuance of Warrants	12,433	13,799,482	8,975,907	13,796,870
Weighted average common shares outstanding - basic	32,094,098	31,887,926	31,987,628	31,778,768
Issuance of Fixed Warrants	866,315	-	993,264	962,424
Dilutive effect of employee stock options	2,253,682	-	2,478,872	997,286
Weighted average common shares outstanding - diluted	35,214,095	31,887,926	35,459,764	33,738,478

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities. The Company’s participating securities are its grants of restricted stock which contain non-forfeitable rights to dividends. The Company allocates earnings between both classes; however, in periods of undistributed losses, they are only allocated to common shares as the unvested restricted stockholders do not contractually participate in losses of the Company. The Company computes basic earnings per share by dividing net income allocated to common shareholders by the weighted average number of shares outstanding during the period. Warrants issued in connection with the Company’s long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. The 2023 Warrant was issued out-of-the money and the Company will apply the treasury stock method to the 2023 Warrant when computing earnings per share. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted average diluted common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and the assumed vesting of non-vested share awards. For the three months ended September 30, 2026 and 2025, 1,090,022 and 2,288,859 shares, respectively, were not included in the weighted average common shares outstanding calculation as they were anti-dilutive. For the nine months ended September 30, 2026 and 2025, 1,262,110 and 2,285,159 shares, respectively, were not included in the weighted average common shares outstanding calculations as they were anti-dilutive.

Shareholder Rights Plan

On August 5, 2026, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock held by stockholders of record on August 5, 2026. Each Right entitled the holder to purchase from the Company one one-hundredth of a share of Series E Junior Participating Preferred Stock for $42.00, once the Rights became exercisable, subject to adjustment.

The Rights were generally not exercisable until 10 business days after the public announcement that a person or group had become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock (or 20% or more in the case of a person or group entitled to file, and that filed, a Schedule 13G as a “13G Investor”), or 10 business days after a person or group commenced or announced a tender or exchange offer that, if completed, would result in that person or group becoming an Acquiring Person. The Rights were originally scheduled to expire on July 5, 2027, unless earlier redeemed, exchanged or terminated.

On October 14, 2026, in connection with the execution of a Stockholder Agreement, the Company and Computershare Trust Company, N.A., as rights agent, entered into an Amendment and Termination of Rights Agreement. The amendment accelerated the expiration of the Rights to the close of business on October 14, 2026, at which time the Rights expired and the Rights Agreement terminated.

Note 18 – Related Parties

Fabricaciones y Servicios de México, S.A. de C.V. (“Fasemex”) is owned by Jesús Gil, a director of the Company, and Alejandro Gil and Salvador Gil, siblings of Jesús Gil. Both Jesús Gil and Alejandro Gil are beneficial owners of over 5% of our Common Stock as of September 30, 2026 and December 31, 2025. Fasemex provides steel fabrication services to the Company. The lessors of the Castaños, Coahuila, Mexico Facility (the “Manufacturing Facility”) are Jesús Gil, Alejandro Gil, and Salvador Gil. Distribuciones Industriales JAS S.A. de C.V. (“DI”) is owned by Alejandro Gil and Salvador Gil and provides material and safety supplies to the Company. Maquinaria y equipo de transporte Jova S.A. de C.V. (“METJ”) is owned by Jorge Gil, a sibling of Jesús Gil, and provides trucking services to the Company. Additionally, Alejandro Gil has joint ownership of an external warehouse in Frontera, Coahuila, Mexico that the Company started leasing on July 1, 2025. Fasemex, DI, METJ, Jesús Gil, Alejandro Gil, Salvador Gil, and Jorge Gil are collectively referred to as the “Gil Family”.

The Company paid $3,731 and $13,766 to the Gil Family during the three and nine months ended September 30, 2026, and $6,109 and $17,025 during the three and nine months ended September 30, 2025, related to steel fabrication services, rent and security deposit payments for the Manufacturing Facility, material and safety supplies, trucking services, royalty payments and rent of an external warehouse.

Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $468 as of September 30, 2026, consisted of security deposits paid to the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $2,869 as of September 30, 2026 are payable to the Gil Family. Related party asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, of $547 as of December 31, 2025 consisted of security deposits paid to the Gil Family. Related party accounts payable, included in other current liabilities on the condensed consolidated balance sheets, of $3,355 as of December 31, 2025 are payable to the Gil Family.

Note 19 – Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 100.5% and 1.9% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 is higher than the effective tax rate for the three months ended September 30, 2025 primarily driven by the effects of permanent book/tax differences, such as nontaxable gains associated with mark to market adjustments on stock warrants, discrete tax events, and jurisdictional mix of pretax earnings.

The Company's reported effective tax rate was (2.2)% and (1,384.5)% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2026 differs from the effective tax rate for the nine months ended September 30, 2025 primarily due to the release of the majority of the valuation allowance in the U.S. on deferred tax assets in 2025 and the effects of permanent book/tax differences, such as nontaxable gains associated with mark to market adjustments on stock warrants.

The effective tax rates for the three and nine months ended September 30, 2026 differ from the 21% U.S. statutory tax rate due to the effects of permanent book/tax differences, such as nontaxable gains associated with mark to market adjustments on stock warrants.

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

Total net railcar orders received for the nine months ended September 30, 2026 were 4,185 units, consisting of 3,785 new railcars and 400 converted and rebodied railcars, compared to orders for 2,906 units, consisting of 2,206 new railcars and 700 converted and rebodied railcars, for the nine months ended September 30, 2025. Total backlog of unfilled orders was 2,660 units as of September 30, 2026, compared to 1,926 railcars as of December 31, 2025. The estimated sales value of the backlog was $285 million and $137 million as of September 30, 2026 and December 31, 2025, respectively. During the three months ended September 30, 2026, the Company removed 1,285 railcars from its backlog because the Company believes that the customer in question is unlikely to be able to meet its obligations under the associated customer contract, resulting in a reduction in backlog value of approximately $81 million. The increase in the number of net railcar orders received for the nine months ended September 30, 2026 compared to the prior year period represents the continued growth of the Company’s commercial footprint.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Revenues

Our consolidated revenues for the three months ended September 30, 2026 were $76.5 million, compared to $160.5 million for the three months ended September 30, 2025. Manufacturing segment revenues for the three months ended September 30, 2026 were $65.7 million, compared to $154.0 million for the corresponding prior year period. The $88.3 million decrease in Manufacturing segment revenues was primarily driven by a combination of lower railcar delivery volumes and an unfavorable product mix in the cars delivered in the period. Aftermarket segment revenues for the three months ended September 30, 2026 were $10.8 million, compared to $6.6 million for the three months ended September 30, 2025, primarily reflecting sales from acquisitions.

Gross Profit

Our consolidated gross profit decreased $17.5 million to $6.7 million for the three months ended September 30, 2026, compared to $24.2 million for the three months ended September 30, 2025. Consolidated gross margin decreased 6.3% to 8.8% from 15.1% for the respective periods. Manufacturing segment gross profit decreased $20.3 million to $1.9 million for the three months ended September 30, 2026, compared to $22.2 million for the three months ended September 30, 2025. Manufacturing segment gross margin decreased 11.5% to 2.9% from 14.4% for the respective periods. The decrease in gross profit was primarily driven by lower railcar delivery volumes, while the decline in gross margin was primarily attributable to an unfavorable product mix of railcars delivered during the period. Aftermarket segment gross profit increased $2.8 million to $4.8 million for the three months ended September 30, 2026, compared to $2.0 million for the three months ended September 30, 2025. The increase was primarily attributable to increased sales and contributions from acquisitions.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2026, compared to $9.6 million for the three months ended September 30, 2025. Manufacturing segment selling, general and administrative expenses were $0.3 million for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025. Manufacturing segment selling, general and administrative expenses for each of the three months ended September 30, 2026 and 2025, were 0.5% and 0.3% of revenue, respectively. Aftermarket segment selling, general and administrative expenses were $0.8 million for the three months ended September 30, 2026, compared to $0.6 million during the three months ended September 30, 2025. Corporate selling, general and administrative expenses were $8.6 million for the three months ended September 30, 2026, compared to $8.7 million for the three months ended September 30, 2025.

Gain/(Loss) on Change in Fair Market Value of Warrant Liability

Our gain on change in fair market value of Warrant liability was $4.7 million for the three months ended September 30, 2026, compared to a loss of $17.6 million for the three months ended September 30, 2025. Changes in the fair value of the warrant liability were primarily driven by fluctuations in the Company's common stock price and the number of shares underlying the warrants. During the second quarter of 2026, the partial exercise of the 2020, 2021 and 2022 Warrants resulted in a substantial reduction in the outstanding warrant liability, as further discussed in Note 11 – Warrants.

Other (Expense) Income

Other expense was $0.1 million for the three months ended September 30, 2026, compared to other income of $0.1 million for the three months ended September 30, 2025. The change in other (expense) income was primarily attributable to foreign currency remeasurement gains recognized during the three months ended September 30, 2025.

Income Tax Benefit

Our income tax benefit was $1.6 million for the three months ended September 30, 2026, compared to our income tax benefit of $0.1 million for the three months ended September 30, 2025. The increase in income tax benefit was primarily driven by the effects of permanent book/tax differences, discrete tax events, and jurisdictional mix of pre-tax earnings.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Revenues

Our consolidated revenues for the nine months ended September 30, 2026 were $253.9 million, compared to $375.4 million for the nine months ended September 30, 2025. Manufacturing segment revenues for the nine months ended September 30, 2026 were $222.9 million, compared to $354.9 million for the nine months ended September 30, 2025. The $132.0 million decrease in Manufacturing segment revenues was primarily driven by a combination of lower railcar delivery volumes and an unfavorable product mix in the cars delivered in the period. Aftermarket segment revenues for the nine months ended September 30, 2026 were $31.0 million, compared to $20.5 million for the nine months ended September 30, 2025, primarily reflecting sales from acquisitions.

Gross Profit

Our consolidated gross profit decreased $32.7 million to $23.7 million for the nine months ended September 30, 2026, compared to $56.4 million for the nine months ended September 30, 2025. Consolidated gross margin decreased 5.7% to 9.3% from 15.0% for the respective periods. Manufacturing segment gross profit decreased $36.7 million to $12.5 million for the nine months ended September 30, 2026, compared to $49.2 million for the nine months ended September 30, 2025. Manufacturing segment gross margin decreased 8.3% to 5.6% from 13.9% for the respective periods. The decrease in gross profit was primarily driven by lower railcar delivery volumes, while the decline in gross margin was primarily attributable to an unfavorable product mix of railcars delivered during the period. Aftermarket segment gross profit increased $4.0 million to $11.2 million for the nine months ended September 30, 2026, compared to $7.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to increased sales and contributions from acquisitions.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses were $31.6 million for the nine months ended September 30, 2026, compared to $30.3 million for the nine months ended September 30, 2025. The $1.3 million increase in consolidated selling, general and administrative expenses was primarily due to a $1.6 million increase in legal costs and a $1.3 million increase in transaction costs, partially offset by a $1.4 million decrease in salaries expense, during the nine months ended September 30, 2026. Manufacturing segment selling, general and administrative expenses were $1.3 million for the nine months ended September 30, 2026, compared to $1.2 million for the nine months ended September 30, 2025. Manufacturing segment selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025, were 0.6% and 0.3% of revenue, respectively. Aftermarket segment selling, general and administrative expenses were $2.7 million for the nine months ended September 30, 2026 compared to $1.6 million during the nine months ended September 30, 2025. Corporate selling, general and administrative expenses were $27.6 million for the nine months ended September 30, 2026, compared to $27.5 million for the nine months ended September 30, 2025, primarily driven by the aforementioned increase in transaction costs during the nine months ended September 30, 2026.

Gain/(Loss) on Change in Fair Market Value of Warrant Liability

Our gain on change in fair market value of Warrant liability was $28.9 million for the nine months ended September 30, 2026, compared to a loss of $12.3 million for the nine months ended September 30, 2025. Changes in the fair value of the warrant liability were primarily driven by fluctuations in the Company's common stock price and the number of shares underlying the warrants. During the second quarter of 2026, the partial exercise of the 2020, 2021 and 2022 Warrants resulted in a substantial reduction in the outstanding warrant liability, as further discussed in Note 11 – Warrants.

Other (Expense) Income

Other expense was $0.1 million for the nine months ended September 30, 2026, compared to other income of $3.2 million for the nine months ended September 30, 2025. The decrease in other income is primarily driven by the $3.3 million Employee Retention Credit received during the nine months ended September 30, 2025, partially offset by a $0.1 million loss on sale of assets held for sale recognized in the same period.

Income Tax Benefit

Our income tax benefit was $0.2 million for the nine months ended September 30, 2026, compared to our income tax benefit of $51.0 million for the nine months ended September 30, 2025. The income tax benefit primarily reflects the release of the majority of the valuation allowance in the United States on federal deferred tax assets during the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except for share and per share data and unless otherwise noted)

Our primary sources of liquidity are our cash and cash equivalents on hand and our credit and debt facilities outlined below.

On December 31, 2024, the Company entered into a term loan agreement with FreightCar North America, LLC, certain of its subsidiaries, the lenders party thereto, and Blue Torch Finance LLC, as administrative and collateral agent, providing for a $115,000 term loan maturing December 31, 2028 (the “Term Loan”). The Term Loan includes customary affirmative and negative covenants and financial covenants, including minimum liquidity requirements and quarterly leverage ratio testing beginning March 31, 2025. The Company was in compliance with these covenants as of September 30, 2026. The Term Loan also includes an annual mandatory prepayment provision based on Excess Cash Flow, as defined in the agreement, requiring the Company to apply a portion of such cash flow to repay outstanding borrowings. Deferred financing costs of $6,511 are recorded as a reduction of long-term debt and amortized to interest expense over the term of the Term Loan.

The Term Loan bears interest at the Term Secured Overnight Financing Rate (“Term SOFR”), with a floor of 3.00% per annum, plus an applicable margin of 6.00% per annum or at a base rate, as selected by the Company as the borrower. Base rate loans, with respect to the Term Loan, bear interest at the highest of (a) 4.00% per annum, (b) the federal funds rate plus 0.50%, (c) the prime rate or (d) the Term SOFR rate plus 1.00% per annum plus an applicable margin of 5.00%. The Term Loan bears interest at 9.7% as of September 30, 2026.

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

The ABL contains customary affirmative and negative covenants and financial covenants that are triggered upon reduced availability and remain in effect while such condition exists. The Company was in compliance with these covenants as of September 30, 2026. Revolving loans outstanding bear interest at the Term SOFR rate plus an applicable margin ranging from 1.50% to 2.00% per annum or at a base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, as selected by the Company as the borrower. Base rate loans, with respect to the ABL, bear interest at the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) Term SOFR rate plus 1.00%, provided that the base rate may not be less than 1.00%. As of September 30, 2026, the ABL bears interest at 5.8%.

As of September 30, 2026, the Company had $16,779 of availability under the ABL, net of $452 reserved for foreign currency derivative mark-to-market adjustments and $197 reserved for a standby letter of credit. Deferred financing costs of $874 are recorded as an asset and amortized to interest expense over the term of the ABL.

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

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2026 and 2025:

	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$33,122	$24,732
Investing activities	(2,173)	(1,517)
Financing activities	(8,485)	(4,922)
Total	$22,464	$18,293

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

Our net cash provided by operating activities for the nine months ended September 30, 2026 was $33.1 million compared to $24.7 million provided by operating activities for the nine months ended September 30, 2025. Our net cash provided by operating activities for the nine months ended September 30, 2026 reflects changes in working capital, including increases in accounts payable of $51.0 million and customer deposits of $15.7 million, partially offset by increases in inventory of $9.9 million and accounts receivable of $6.6 million. Our net cash provided by operating activities for the nine months ended September 30, 2025 reflects changes in working capital, including increases in accounts payable of $47.7 million and customer deposits of $8.2 million, partially offset by increases in inventory of $27.9 million and accounts receivable of $20.0 million. The changes in inventory and accounts payable were primarily attributable to the timing of raw material purchases and payments to suppliers in support of railcar production and deliveries. Changes in customer deposits and accounts receivable were primarily driven by the timing of customer billings and collections based on contractual payment terms and railcar production schedules.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2026 was $2.2 million and primarily consisted of $1.2 million in capital expenditures related to enhancement of machinery and equipment on current production lines of the Manufacturing Facility, a $0.4 million payment of holdback liability in connection with the CRC acquisition, and $0.5 million payment for the acquisition of certain assets of SPE. Net cash used in investing activities for the nine months ended September 30, 2025 was $1.5 million and consisted of capital expenditures of $2.1 million related to additional machinery and equipment on current production lines of the Manufacturing Facility, offset by proceeds of $0.6 million from the sale of assets held for sale.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2026 was $8.5 million, primarily consisting of $8.0 million in term loan repayments and $0.4 million in employee stock settlements. Net cash used in financing activities for the nine months ended September 30, 2025 was $4.9 million which included deferred financing costs of $1.3 million, repayments on term loan of $2.2 million, employee stock settlements of $0.5 million, and principal payments on the finance lease of $0.9 million.

Capital Expenditures

Our capital expenditures were $1.2 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. We anticipate capital expenditures during 2026 to be in the range of $2 million to $3 million, related to the replacement and enhancement of machinery and equipment used in manufacturing of railcars.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits.

(a)
Exhibits filed as part of this Form 10-Q:

3.1

Certificate of Designation of Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2026).

4.1

Rights Agreement, dated as of August 5, 2026, by and between FreightCar America, Inc. and Computershare Trust Company, N.A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2026).

4.2

Amendment and Termination of Rights Agreement, dated as of October 14, 2026, by and between FreightCar America, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2026).

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

FREIGHTCAR AMERICA, INC.

Date: November 9, 2026	By:	/s/ NICHOLAS J. RANDALL
Nicholas J. Randall, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ MICHAEL A. RIORDAN
Michael A. Riordan, Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2026	By:	/s/ JUAN CARLOS FUENTES SIERRA
Juan Carlos Fuentes Sierra, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)